Form 10KSB
period 2003-12-31
ZION OIL & GAS INC
filed 2004-04-14
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
COMMISSION FILE NUMBER 333-107042

ZION OIL & GAS, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-0065053 (I.R.S. Employer Identification No.)
6510 Abrams Rd., Suite 300 Dallas, TX (Address of Principal Executive Offices)	75231 (Zip Code)

(214) 221-4610
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, par value $0.01 per share	[none]
(Title of Class)	(Name of each exchange on which registered)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

             The Issuer's revenues for the fiscal year ended December 31, 2003 were $0

             The Issuer had 4,864,851 shares of common stock outstanding as of April 12, 2004.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of April 12, 2004, was $0, as no public market currently exists.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Items 1, 2 and 3 of Part I and Items 9, 10, 11 and 12 of Part III: Prospectus dated February 17, 2004 for the sale of a maximum of 7,000,000 shares of common stock incorporated as Part I of Amendment #4 to Form SB-2 Registration Statement filed with the SEC on February 12, 2004 (the "Registration Statement"), pursuant to Regulation ST (insofar as it supercedes Rule 424(b)) of the Securities Act of 1933, as amended (the "Securities Act"), and hereinafter referred to as the "Prospectus."

             Transitional Small Business Disclosure Format (Check one): Yes__ No X

2003 ANNUAL REPORT (S.E.C. FORM 10-KSB)

INDEX

Securities and Exchange Commission
Item Number and Description

PART I
Item 1	Description of Business.....................................................................................	3
Item 2	Description of Property......................................................................................	3
Item 3	Legal Proceedings............................................................................................	3
Item 4	Submission of Matters to a Vote of Security Holders...................................................	3
PART II
Item 5	Market for the Company's Common Stock and Related Stockholder Matters........................	3
Item 6	Management's Discussion and Analysis or Plan of Operation..........................................	7
Item 7	Financial Statements.........................................................................................	10
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......	10
Item 8A	Controls and Procedures.....................................................................................	10
PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.........................................................................	10
Item 10	Executive Compensation....................................................................................	11
Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters................................................................................	11
Item 12	Certain Relationships and Related Transactions.........................................................	12
Item 13	Exhibits and Reports on Form 8-K........................................................................	13
Item 14	Principal Accountant Fees and Services..................................................................	14

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact included in this Annual Report on Form 10-KSB (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "may", "should", "could," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions (or the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors," in the Prospectus, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to "Zion," "we," "us," "our" or "ours" refer to Zion Oil & Gas, Inc.

References to the "Prospectus" refer to the Prospectus of Zion as defined at "Documents Incorporated by Reference" on the cover page of this Annual Report.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Incorporated by reference to the following sections of the Prospectus: "BUSINESS AND PROPERTIES", "BUSINESS AND PROPERTIES-Background, Israel's Petroleum Law, --Proposed Changes in the Petroleum Law, --Petroleum Taxation, --Proposed Changes in Petroleum Taxation, --Employees, and --Summary of Material Corporate Events", "RISK FACTORS", and "PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION-Markets and --Charitable Trusts."

ITEM 2.            DESCRIPTION OF PROPERTY

Incorporated by reference to the following section of the Prospectus: "BUSINESS AND PROPERTIES-Properties, Israel's Petroleum Law, -- Requirements and entitlements of holders of petroleum rights."

We do not currently intend to invest in any real estate or interests in real estate other than to the extent necessary to conduct petroleum exploration and production operations on or in connection with petroleum rights held by us. To the extent that acquisition of surface rights will be required to permit us to conduct petroleum operations, it is our intent to lease those rights using working capital to pay the rental. Management believes the properties currently under lease to us are adequately covered by insurance.

ITEM 3.            LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2003, through December 31, 2003.

PART II

ITEM 5.            MARKET FOR THE COMPANY's COMMON STOCK AND RELATED
                          STOCKHOLDER MATTERS

Market for the Common Stock

Our initial public offering commenced February 17, 2004 and as of April 12, 2004, the minimum amount ($6,500,000) has not been subscribed. Our common stock and warrants are not listed or traded on any stock exchange or organized market. Our common stock has been approved for listing on The NASDAQ SmallCap Market, conditional upon the successful completion of the minimum offering and further conditional upon at least three market makers willing to trade the stock. If listed on NASDAQ, our trading symbol will be ZOIL. In addition, our stock has been approved for a dual listing on the Boston Stock Exchange, conditional upon completing the minimum offering, securing a specialist, and listing upon the NASDAQ SmallCap Market.

Holders

As of April 12, 2004, there were 85 record holders of our common stock, including holders of warrants to purchase shares of common stock.

Dividends

We have never paid dividends on our common stock and do not plan to pay dividends on the common stock in the foreseeable future. Whether dividends will be paid in the future will be in the discretion of our board of directors and will depend on various factors, including our earnings and financial condition and other factors our board of directors considers relevant. We currently intend to retain earnings to develop and expand our business.

Recent Sales of Unregistered Securities (as of December 31, 2003)

Series A Convertible Preferred Offering Completed in February 2003. In February 2003, we completed a private placement in which we issued 59,254 shares of our Series A Convertible Preferred Stock ("Preferred Shares") and B Warrants ("B Warrants") to purchase 251,270 shares of common stock to 22 investors for a total consideration of $502,540. The offering had multiple closings. The closing that occurred in 2003 consisted of 15,054 Preferred Shares and 75,270 B Warrants for a total consideration of $150,540 from 13 investors. Of the total consideration, $105,000 was paid in cash by eight investors and $45,540 was a reduction of outstanding indebtedness owed by us to five investors.

Cash Purchasers:	Preferred	B Warrants	Consideration
Marjorie Avery	1,000	5,000	$ 10,000
Andrew H. Braiterman & Ronne Mandelker, JTWROS	2,000	10,000	$ 20,000
Michael A. Colton	1,000	5,000	$ 10,000
Z. Sheldon Fink	500	2,500	$ 5,000
Michael B & Melody S. Massey, JTWROS	1,000	5,000	$ 10,000
Charles D. Petry and Thelma L. Petry	1,500	7,500	$ 15,000
R. D. Potach Inc Employees Profit Sharing Plan & Trust	2,500	12,500	$ 75,000
Richard Jonathan Rinberg	1,000	5,000	$ 10,000
Totals	10,500	52,500	$ 105,000

Debt Exchange Purchasers	Preferred	B Warrants	Consideration
William Avery	1,000	5,000	$ 10,000
I. Amihud Ben-Porath, Hamou & Co.	500	2,500	$ 5,000
Philip Mandelker	1,000	5,000	$ 10,000
Glen H. Perry	1,000	5,000	$ 10,000
Eugene Soltero	1,054	5,270	$ 10,540
Totals	4,554	22,770	$ 45,540

The sales of securities above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. Seven of the 13 investors above were existing holders of Zion's equity securities, and four of those seven were officers or directors. We determined that the six new purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Common Stock Offering Completed July 2003. On July 10, 2003, we completed a private placement in which we issued 36,000 shares of our common stock to seven investors for a total consideration of $108,000. The names of the shareholders, shares received, and the consideration are shown in the following table:

Name	Shares	Consideration
Mark W. Shriver	3,666	$10,998
Patrick J. & Kim Roncone JTWOS	7,000	$21,000
Donald D. Ellis	7,334	$22,002
Todd D. Bennett	5,000	$15,000
Anne Cooper	5,000	$15,000
Neri Laufer	5,000	$15,000
Philip Mandelker	3,000	$9,000
Totals	36,000	$108,000

The sales of securities above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. One of the seven investors above is an officer and director of Zion. We determined that the six new purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Stock and Warrants for Services. During 2003 we issued 100 shares of preferred stock and 500 B Warrants to Charles Kaliszewski for $1,000 of financial consulting services performed in Texas and Argentina on our behalf.

The issuance of securities above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the recipient of securities described above was a sophisticated investor who had the financial ability to assume the risk of his total investment and acquired them for his own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Cimarron Line of Credit. In early 2002, Zion borrowed $50,590 under a loan facility with Cimarron Resources, Inc, which is owned by Eugene Soltero, the president of Zion. Cimarron obtained the monies to lend to Zion through a loan facility with Bank One. The interest charged to us is the Cimarron's interest cost which accrues at Bank One's prime rate (4.25% at December 31, 2002) plus 2.5%. The note was due on the earlier of (a) 30 days following the closing of an initial public offering by Zion; (b) the determination by the board of directors of Zion that Zion has raised funds in sufficient amounts to enable Zion to conduct operations prior to the closing of an initial public offering without need for recourse to the loan facility; or (c) the date or dates the principal amount of the monies advanced to Cimarron under the Bank One facility was due. At the time the terms of the Bank One facility to Cimarron were amended in October 2003, the terms of Cimarron's loan facility to Zion was amended to convert the loan principal outstanding on September 30, 2003 of $50,000 into a 100 month term loan repayable monthly commencing December 1, 2004 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice. In connection with the conversion of Cimarron loan to Zion to a 100-month term loan, an option which had been granted to Cimarron to convert $50,000 of the loan principal into 50,000 shares of common stock was modified to allow its exercise by reduction of Zion accounts payable to Cimarron. Effective September 30, 2003, Cimarron exercised the option in consideration for the forgiveness of $50,000 of accounts payable in connection with services rendered to Zion by Mr. Soltero. Cimarron transferred the shares to Mr. Soltero. As of April 12, 2004 the outstanding principal amount was $48,000.

The issuance of securities above was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. Eugene Soltero, the control person of Cimarron, is the president and chief operating officer of Zion.

Rappaport Loan. In February 2003, we entered into a loan agreement with Ms. Irith Rappaport, a shareholder of Zion, to borrow the sum of up to $100,000 to cover certain obligations of Zion relating to this offering. We paid a commitment fee valued at $10,000 in the form of 1,000 shares of preferred stock and a B Warrant (to purchase 5,000 shares of common stock), to her designees (two of her children). This loan bears interest at the rate of 10% per annum and must be repaid at the earliest of (a) the closing of the minimum offering, (b) December 31, 2004, or (c) at such time or times as in the opinion of the directors of Zion, funds available to Zion so permit. As of April 12, 2004, the outstanding principal amount was $100,000.

The issuance of securities above was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the purchaser of securities described above, an existing shareholder, was a sophisticated investor who had the financial ability to assume the risk of her total investment, acquired the securities for her children's accounts and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Warrants Issued to Officer and Directors. During 2003 we issued to certain directors warrants to purchase common stock at $3.00 per share until December 31, 2005 (the "$3.00 Warrants") to purchase the number of shares shown in the following table below. None of the $3.00 warrants have been exercised. All the options and warrants had a recorded value of $0 upon issuance because the underlying common stock would be restricted upon their issuance and there was no market for the shares of common stock.

Name	$3.00 Warrants	Date Issued
Z. Sheldon Fink	25,000	7/14/2003
Eitan Lubitch	25,000	7/14/2003
Paul Oroian	25,000	11/18/2003
Kent Siegel	25,000	11/18/2003

In January 2003 we issued 50,000 shares of common stock and an A Warrant to purchase 200,000 shares to William H. Avery in connection with his employment as vice-president of finance. The transaction was recorded as a $50,000 charge to general and administrative expenses. Effective September 30, 2003 Mr. Avery purchased 40,000 shares of common stock by a partial exercise of a warrant, in exchange for a reduction of $40,000 of our payables to him. The warrant is still outstanding with respect to 160,000 shares.

The issuance of the options and warrants, as well as the issuance of shares of common stock purchased upon exercise of the options above, were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All of the recipients and purchasers of the securities are officers, directors or key employees of Zion.

Bonus and Relocation Reimbursement for John Brown. Effective September 30, 2003 we awarded a bonus to John Brown in the amount of $80,000 and paid him a non-accountable relocation expense reimbursement of $10,000. He elected to invest the $90,000 by purchasing 3,000 shares of common stock at $3.00 per share, which was the same price of the most recent sale of our common stock to unrelated third parties.

The issuance of the shares of common stock was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. The purchaser of the securities is an executive officer of Zion.

Exercise of Outstanding Warrants. During September thru December 2003, eleven of our shareholders exercised their rights under currently outstanding warrants to purchase 172,583 shares of common stock for cash consideration of $107,750 and $90,958 reduction of Zion accounts payable as follows:

Purchaser	Shares	Cash
Carlton Cody	12,500	$ 12,500
Roy H. Cody	12,500	$ 12,500
Gerald Walpin	1,000	$ 1,500
Christian Fenet	5,000	$ 7,500
Richard Rinberg	5,000	$ 7,500
Michael Fink	2,500	$ 3,750
David Feingold	25,000	$ 37,500
Varon Family L.P.	25,000	$ 25,000
Totals	88,500	$107,750

Purchaser	Shares	Reduction of Payables
John Brown	47,083	$ 53,958
Glen Perry	25,000	$ 25,000
Ralph DeVore	12,000	$ 12,000
Totals	84,083	$ 90,958

The sales of securities above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All purchasers were existing stockholders of Zion and the shares purchased were purchased by way of warrants held by the stockholders that were acquired in the connection with their prior purchase or purchases of common or preferred stock. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Use of Public Offering Proceeds

Our initial public offering that commenced on February 17, 2004 has not yet closed. All subscription amounts received through April 12, 2004 have been deposited and are being maintained in an Escrow account as described in the following section of the Prospectus "PLAN OF DISTRIBUTION - Escrow Account" incorporated by reference herein. To date, none of the funds have been made available for our use and have not been used by us.

Issuer Repurchases

We did not make any repurchases of our equity securities during the quarter ending December 31, 2003.

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Annual Report and the Prospectus.

Overview

We are engaged in oil and natural gas exploration upon a single license area in the State of Israel. During the three years and nine months between our formation and December 31, 2003, we have raised private equity capital in the amount of $1,684,789 and have incurred an accumulated liability of $710,459 in order to satisfy our work commitments under our agreements with the State of Israel. All of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with three exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital. The amounts due directors, officers and key employees as of December 31, 2003 is $441,175, which amounts to 72% of our outstanding accounts payable and accrued liabilities on that date.

Our exploration efforts have resulted in approval of our first two drilling locations. In order to raise the funds to commence the drilling we have undertaken to complete an initial public offering of our common shares as described in the Prospectus. If our public offering is successful, we plan to commence the drilling of the first well before the end of 2004. If we do not raise the minimum of $6.5 million in our public offering, we will be forced to seek alternative means of financing our activities.

Going Concern Basis

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, insignificant revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty. Uncertainties about our ability to continue as a going concern would be significantly reduced upon the closing of the initial public offering, if successful.

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was ($695,110) and ($254,564) at December 31, 2003 and 2002, respectively. The decrease in working capital is primarily attributed to increases in amounts of deferred compensation for officers, directors and key employees.

Net cash provided by financing activities was $326,856 and $337,050 for the years ended December 31, 2003 and 2002, respectively, of which approximately 73% in 2003 and 81% in 2002 was from the sale of equity securities. The remainder was provided by loans from shareholders. Net cash used for investments was $108,970 and $358,925 for the years ended December 31, 2003 and 2002, respectively, of which approximately 94% in 2003 and 99.9% in 2002 were used for capitalized exploration costs on the license.

Looking forward to 2004, we began the year with limited cash in the amount of $13,264. Our registration statement for the initial public offering was declared effective on February 17, 2004. Shortly thereafter, one of our shareholders and two persons introduced to us by the shareholder loaned us $300,000, out of $500,000 authorized by our board of directors. The loans are due on or before the 30th day following the initial closing of the current initial public offering or February 28, 2005, whichever occurs first. The loans bear interest at 10% and in connection with each of the loans, the Company granted each lender 10,000 warrants to purchase the Company's common stock at $3.00 per share. The warrants expire on December 31, 2005. In connection with the placement of the loan, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500.

These loans (and any additional loans we may seek under the remaining funds authorized) will provide sufficient liquidity for us through the latest date by which we can reach our minimum offering (August 31, 2004). Our prospectus shows that we will have sufficient funds from the minimum offering to satisfy our 2004 drilling obligation and pay our general and administrative costs through the end of the year. If the minimum offering of $6.5 million is successful, we will still be raising funds in the offering through the end of 2004 and we reasonably expect the final closing amount to be higher than the minimum.

Results of Operations

We have no revenue generating operations, as we are still a development company. Almost all of our net loss comes from general and administrative expenses, the largest portion of which is deferred compensation (a non-cash expense) of our directors, officers and key employees. The table below shows the major components of our general and administrative expense for each of the years (ending December 31) since inception:

	2003	2002	2001	2000	Total
Compensation paid in cash in current year	$ -	$ 68,202	$ 60,000	$ 35,000	$ 163,202
Deferred compensation paid in 2002 or 2003	-	80,000	75,000	-	155,000
Deferred compensation used to purchase shares	341,873	179,250	75,250	-	596,373
Deferred compensation not yet paid	383,127	58,048	-	-	441,175
Total compensation paid and accrued	725,000	385,500	210,250	35,000	1,355,750
Less: capitalized compensation	(403,046)	(138,713)	(151,904)	(35,000)	(728,663)
Compensation costs	321,954	246,787	58,346	-	627,087
Legal costs	305,598	46,146	70,382	-	422,126
Office expenses (rent, supplies, services, telephone, postage, delivery)	66,688	33,580	11,157	-	111,425
Other general and administrative costs	103,429	56,998	26,868	5,321	192,616
Total general and administrative costs	$ 797,669	$ 383,511	$ 166,753	$ 5,321	$ 1,353,254

Total compensation increased each year as we completed our exploration and began preparation for the initial public offering. The subcategories making up the total compensation are presented to show the exact amounts of cash paid by Zion to its officers and key employees during the past four fiscal years. Legal expenses also rose dramatically from 2002 to 2003 due to the reincorporation merger and simplification of our capital structure in anticipation of the public offering, organization of our corporate governance structure appropriate for a public company in compliance with the Sarbanes-Oxley Act and securities exchange listing criteria, regularization of legal relationships with officers and key employees, costs associated with preparation of agreements with underwriters, escrow and transfer agents and registrars and other activities in anticipation of and in connection with our public offering.

Critical Accounting Policies

In response to the SEC's Release No. 33-8040 "CAUTIONARY ADVICE REGARDING DISCLOSURE AND CRITICAL ACCOUNTING POLICIES", we have identified the accounting principles which we believe are most critical to the reported financial status by considering accounting policies that involve the most complex of subjective decisions or assessment.

We follow the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than is temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Although our properties are in Israel and our principal operations are also expected to be there, we report all our transactions in United States Dollars. Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, including the New Israeli Shekel ("NIS"), and may not be exchangeable for dollars.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that it would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments.

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long live assets.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, and subsequently revised the Interpretation in December 2003 (FIN 46R). This Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities, which have certain characteristics. As revised, FIN 46R is now generally effective for financial statements for interim or annual periods ending on or after March 15, 2004. We have no identified any variable interest entities. In the event a variable interest entity is identified, we do not expect the requirements of FIN 46R to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for public companies. The adoption of SFAS No 150 did not have a material impact on our consolidated financial statements.

In July 2003, an issue was bought before the Financial Accounting Standards Board regarding whether or not contract-based oil and gas mineral rights held by lease or contact ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are classified assets as defined in SFAS No. 141, "Business Combinations," and therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas mineral rights.

ITEM 7.            FINANCIAL STATEMENTS

The financial statements required by this item are included at page 16 below.

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.         CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were adequate.

We made no changes in our internal controls over financial reporting that occurred subsequent to the date of the evaluation of those controls by our Chief Executive Officer and principal financial officer that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Executive Officers and Directors

Incorporated by reference to the following sections of the Prospectus: "MANAGEMENT", "MANAGEMENT - Information Regarding the Board of Directors and Committees."

Audit Committee and Audit Committee Financial Expert

Incorporated by reference to the following sections of the Prospectus: "MANAGEMENT - Audit Committee". On February 24, 2004, our board of directors resolved to expand the responsibilities of the Audit Committee to include those of the Qualified Legal Compliance Committee established by the Board. On the same day our Board of Directors adopted an Audit Committee Charter. A copy of the Audit Committee Charter is available on our website at www.zionoil.com/auditcharter.pdf.

Procedures for Security Holder Nominations to Board of Directors

On February 24, 2004, our board of directors adopted a charter for our Nominating Committee. See the following section of the Prospectus: "MANAGEMENT - Nominating Committee" which is incorporated herein by reference. As Annex B to the Nominating Committee Charter, our board adopted a set of procedures for shareholder nominations to our board. A copy of the Nominating Committee Charter, including Annex B - Shareholder Nominee Procedures, is available on our website at www.zionoil.com/nominatecharter.pdf.

Compliance with Section 16(a) of the Exchange Act

Until our securities are listed on a national exchange, neither Zion nor our directors, officers or beneficial owners of more than 10% of any class of Zion's equity securities are subject to reporting requirements under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.zionoil.com/ethics.pdf.

We intend to disclose any amendment to a provision of, and the grant of any waiver of from a provision of, our Code of Business Conduct and Ethics that applies or relates to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at www.zionoil.com/corpgov.htm

ITEM 10.            EXECUTIVE COMPENSATION

Incorporated by reference to the following section of the Prospectus: "EXECUTIVE COMPENSATION". The executive employment agreements have been approved by our board of directors.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding beneficial ownership of our common stock as of April 12, 2004 by:

  each person who beneficially owns more than 5% of all outstanding shares of common stock,

  each of our directors and executive officers individually, and all of our directors and executive officers as a group.

Except as otherwise indicated, to our knowledge, all persons listed below have sole voting power and investment power and record and beneficial ownership of their shares, except to the extent that authority is shared by spouses under applicable law. Except as noted below, all persons listed have an address in care of our principal executive offices.

The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person (and/or pursuant to proxies held by that person) that were exercisable on April 12, 2004 or became exercisable within 60 days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 4,864,851 shares of common stock outstanding as of April 12, 2004. As of April 12, 2004, we had 85 holders of record of our common stock (including holders of our warrants).

The address of John Brown, Eugene Soltero, Glen Perry, Ralph DeVore, Paul Oroian, Kent S. Siegel and William Avery is 6510 Abrams Rd., Suite 300, Dallas, TX 75214. The address of Philip Mandelker, Z. Sheldon Fink and Eitan Lubitch is 9 Yair Stern St., Herzliya, 46412 Israel.

	Amount and		Percentage of
	Nature of Beneficial		Outstanding
Name	Ownership		Common Stock
John M. Brown	3,363,134	(1)	65.9%
Ralph DeVore	912,816	(2)	18.0%
Eugene A. Soltero	512,338	(3)	10.5%
Glen Perry	491,000		10.1%
Philip Mandelker	503,533	(4)	10.3%
William Avery	267,000	(5)	5.3%
Z. Sheldon Fink	25,000	(6)	0.5%
Eitan Lubitch	25,000	(6)	0.5%
Paul Oroian	25,000	(6)	0.5%
Kent S. Siegel	25,000	(6)	0.5%
All directors and executive	4,355,700	(7)	80.6%
officers as a group (10 persons)

(1) Includes (a) 100,000 shares of common stock owned by Mr. Brown's wife; (b) 2,518,000 shares of common stock owned by others for which Mr. Brown holds voting proxies, including the 100,000 shares owned by his wife; and (c) warrants owned by others to purchase 235,834 shares of common stock until December 31, 2004 at an average price of $1.00 per share for which Mr. Brown holds voting proxies effective upon the purchase of such common stock.

(2) Includes warrants to purchase 19,583 shares of common stock until December 31, 2004 at an average price of $1.27 per share and the following additional securities (a) 502,700 shares of common stock owned by others for which Mr. DeVore holds voting proxies; and (b) warrants owned by others to purchase 174,917 shares of common stock until December 31, 2004 at an average price of $1.19 per share for which Mr. DeVore holds voting proxies effective upon the purchase of such common stock.

(3) Includes warrants to purchase 37,250 shares of common stock until December 31, 2004 at an average price of $1.20 per share.

(4) Includes warrants to purchase 18,333 shares of common stock until December 31, 2004 at an average price of $1.37 per share and 400,000 shares of common stock owned by a trust for Mr. Mandelker and his family.

(5) Includes warrants to purchase 165,000 shares of common stock until December 31, 2004 at an average price of $1.01 per share.

(6) Includes warrants to purchase 25,000 shares of common stock until December 31, 2005 at the exercise price of $3.00 per share.

(7) Includes warrants to purchase 460,084 shares of common stock until December 31, 2004 and warrants to purchase 100,000 shares of common stock until December 31, 2005.

Changes in Control

We are not aware of any arrangement that may result in a change of control of Zion.

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the following section of the Prospectus: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS".

ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

None.

Exhibit Index

3.1		Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement.)

3.2		Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement.)

9.1		Stockholders' and Voting Agreement (with John M. Brown) (incorporated by reference to Exhibit 9.1 to the Registration Statement.)

9.2		Stockholders' and Voting Agreement (with Ralph DeVore) (incorporated by reference to Exhibit 9.2 to the Registration Statement.)

10.1		Ma'anit Joseph License (incorporated by reference to Exhibit 10.1 to the Registration Statement.)

10.2	(i)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and John M. Brown
	(ii)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Eugene A. Soltero
	(iii)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Glen H. Perry
	(iv)	Retention Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Philip L. Mandelker

10.3	(i)	Loan Agreement dated as of Feb. 25, 2003, between Zion Oil & Gas, Inc. and Irith Rappaport
	(ii)	Non-Negotiable Promissory Note dated Feb. 25, 2003 from Zion Oil & Gas, Inc. to Irith Rappaport
	(iii)	Letter Amendment dated Feb. 1, 2004 to the Loan Agreement dated 25 February 2003.

10.4	(i)	Loan Agreement, dated as of Feb. 17, 2004, between Zion Oil & Gas, Inc. and existing shareholder
	(ii)	Non-Negotiable Promissory Note dated March 1, 2004 from Zion Oil & Gas, Inc. to existing shareholder
	(iii)	Warrant No. 101, dated March 3, 2004, to purchase shares of common stock of Zion Oil & Gas, Inc., issued to existing shareholder

10.5	(i)	Loan Agreement, dated as of Feb. 17, 2004 between Zion Oil & Gas, Inc. and new security holder
	(ii)	Non-Negotiable Promissory Note dated Feb. 27, 2004 from Zion Oil & Gas, Inc. new security holder
	(iii)	Warrant No. 102, dated as of March 3, 2004, to purchase shares of common stock of Zion Oil & Gas, Inc. issued to new security holder

10.6	(i)	Loan Agreement, dated as of Feb. 17, 2004 between Zion Oil & Gas, Inc. and additional new security holder
	(ii)	Non-Negotiable Promissory Note dated as of March 2, 2004 from Zion Oil & Gas, Inc. to additional new security holder
	(iii)	Warrant No. 100, dated as of March 3, 2004, to purchase shares of common stock of Zion Oil & Gas, Inc., issued to additional new security holder

24.1		Power of Attorney

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Lane Gorman Trubitt L.L.P. served as our independent accountants for the years ended December 31, 2002 and 2003. Principal accounting fees for professional services rendered for us by Lane Gorman & Trubitt for the years ended December 31, 2002 and 2003 are summarized as follows:

	2002	2003

Audit (1)	9,668.00	24,449.00
Audit Related (2)	457.00	2,660.00
Tax (3)	2,500.00	2,500.00
All other	-	140.00
Total	$ 12,625.00	$ 29,749.00

  Reflects fees for professional services rendered in connection with audits and quarterly reviews of financial statements of Zion and review of and preparation of consents for the Prospectus and statutory and regulatory filings. It does not reflect additional fees of $4,000 for 2002 and $7,750 for 2003 billed by KPMG - Somekh Chaikin, certified accountants, for audits of our Israeli operations.

  Reflects fees, if any, for assurance and consulting services to our financial statements and reviews of our quarterly statements.

  Reflects fees for services for tax compliance for the preparation of our U.S. tax returns. It does not reflect additional fees of $1,000 for 2002 and $1,000 for 2003 billed by KPMG - Somekh Chaikin, certified accountants, for services in connection with the preparation of our Israeli tax returns.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee considers and pre-approves any audit and non-audit engagement or relationship between Zion and any independent accountant. The Audit Committee has delegated to the Chairman of the Committee the authority to pre-approve all audit or non-audit services to be provided by an independent accountant if presented to the full Committee at its next meeting. In accordance with these procedures, the engagement of Lane Gorman & Trubitt L.L.P. to conduct the audit of our 2003 financial statements, was pre-approved by the Chairman of our Committee and approved by the Audit Committee. Lane Gorman Trubitt, L.L.P. has provided non-audit services to us in the amount of $2,500 during 2002 and $2,640 during 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZION OIL & GAS, INC.
(Registrant)
By: /s/ John M. Brown	By: /s/ E A Soltero
John M. Brown	Eugene A. Soltero
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	President (Principal Financial and Accounting Officer)
Date: April 12, 2004	Date: April 12, 2004

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

/s/ John M. Brown	Chairman of the Board and Chief Executive Officer	April 12, 2004
John M. Brown

/s/ E. A. Soltero	President and Director	April 12, 2004
Eugene A. Soltero

*	Executive Vice President and Director	April 12, 2004
Glen H. Perry

*	General Counsel, Secretary and Director	April 12, 2004
Philip Mandelker

*	Director	April 12, 2004
Ralph F. DeVore

*	Director	April 12, 2004
Eitan Lubitch

*	Director	April 12, 2004
Z. Sheldon Fink

*	Director	April 12, 2004
Paul Oroian

*	Director	April 12, 2004
Kent S. Siegel

* By:	/s/ E. A. Soltero
Eugene A. Soltero, Attorney-in-Fact

ZION OIL & GAS, INC.

FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

DECEMBER 31, 2003 AND 2002

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Zion Oil & Gas, Inc.

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the each of the two years in the period ended December 31, 2003, and cumulative amounts since April 6, 2000 (inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years then ended and cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lane Gorman Trubitt, L.L.P.
LANE GORMAN TRUBITT, L.L.P.

Dallas, Texas
March 18, 2004

ZION OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31,

ASSETS
	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$ 13,264	$ 32,136
Refundable value-added tax	2,085	7,109
Total current assets	15,349	39,245

UNPROVED OIL AND GAS PROPERTIES	796,463	694,535

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $405 and $336	8,029	1,056

OTHER ASSETS
Cost associated with public offering	251,420	-
Assets held for severance benefits	4,237	2,557
Total other assets	255,657	2,557

Total assets	$ 1,075,498	$ 737,393

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	$ 95,000	$ 50,590
Accounts payable and accrued liabilities	609,387	243,219
Accrued liabilities	6,072	-
Total current liabilities	710,459	293,809

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	43,500	-

PROVISION FOR SEVERANCE PAY, NET	11,333	3,328

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01; 2,000,000 shares authorized
Series A cumulative convertible; 0 and 43,100 shares
issued and outstanding	-	431
Common stock, par value $.01; 20,000,000 shares
authorized; 4,858,851 and 3,552,500
shares issued and outstanding	48,589	35,525
Additional paid-in capital	1,636,200	963,569
Deficit accumulated in development stage	(1,374,583)	(559,269)
Total stockholders' equity	310,206	440,256

Total liabilities and stockholders' equity	$ 1,075,498	$ 737,393

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
	Year Ended	Year Ended	April 6, 2000 (inception)
	December 31, 2003	December 31, 2002	to December 31, 2003

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES	797,669	383,511	1,353,254

Loss from operations	(797,669)	(383,511)	(1,353,254)

OTHER INCOME (EXPENSE)
Interest expense	(17,645)	(3,641)	(21,329)

Loss before income tax	(815,314)	(387,152)	(1,374,583)

Income taxes	-	-	-

NET LOSS	$ (815,314)	$ (387,152)	$ (1,374,583)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.19)	$ (0.13)	$ (0.43)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	4,220,500	3,032,830	3,233,098

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2003
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balances, April 6, 2000	-	$ -	-	$ -	$ -	$ -	$ -

Issued for cash ($0.001 per share)	-	-	2,400,000	240	2,160	-	2,400

Issuance of shares and warrants in a private
offering which closed in January 2001
($1 per share)	-	-	100,000	10	99,990	-	100,000

Costs associated with the issuance of shares	-	-	-	-	(22,250)	-	(22,250)

Net loss	-	-	-	-	-	(5,364)	(5,364)

Balances, December 31, 2000	-	-	2,500,000	250	79,900	(5,364)	74,786

Issuance of shares and warrants in a private
offering which closed in January 2001
($1 per share)	-	-	135,000	13	134,987	-	135,000

Issuance of shares and warrants in a private
offering which closed in September 2001
($1 per share)	-	-	125,000	12	124,988	-	125,000

Payment of accounts payable through
issuance of shares and warrants	-	-	40,000	4	39,996	-	40,000

Payment of note payable through
issuance of shares and warrants	-	-	25,000	3	24,997	-	25,000

Issuance of shares and warrants in a private
offering which closed in November 2001
($1 per share)	-	-	175,000	18	174,982	-	175,000

Costs associated with the issuance of shares	-	-	-	-	(84,676)	-	(84,676)

Net loss	-	-	-	-	-	(166,753)	(166,753)

Balances, December 31, 2001	-	-	3,000,000	300	495,174	(172,117)	323,357

(Continued on following page)

The accompanying notes are an integral part of these statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2003
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Change in par value of common shares
from $0.0001 per share to $0.01 per share	-	-	-	29,700	(29,700)	-	-

Issuance of shares and warrants in
a private offering which closed in
January 2002 ($1 per share)	-	-	20,000	200	19,800	-	20,000

Issuance of shares and warrants in
a private offering which closed in
November 2002 ($10 per share)	25,400	254	-	-	253,746	-	254,000

Payment of accounts payable through
issuance of shares and warrants	12,700	127	532,500	5,325	334,048	-	339,500

Payment of note payable through
issuance of shares and warrants	5,000	50	-	-	49,950	-	50,000

Costs associated with the issuance of shares	-	-	-	-	(159,449)	-	(159,449)

Net loss	-	-	-	-	-	(387,152)	(387,152)

Balances, December 31, 2002	43,100	$ 431	3,552,500	$ 35,525	$ 963,569	$ (559,269)	$ 440,256

(Continued on following page)

The accompanying notes are an integral part of these statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2003
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of shares in connection
with executive employment	-	- -	50,000	500	49,500	-	50,000

Issuance of shares on warrants exercise	-	-	165,000	1,650	31,350	-	33,000

Issuance of dividend shares to
record holders as of December 31, 2002	4,310	43	-	-	(43)	-	-

Issuance of shares and warrants in
a private offering which closed in
February 2003 ($10 per share)
for cash consideration	10,500	105	-	-	104,895	-	105,000
for reduction of accounts payable	4,554	46	-	-	45,494	-	45,540

Issuance of shares and warrants as
compensation for extension of
$100,000 line of credit	1,000	10	-	-	9,990	-	10,000

Payment of account payable through
issuance of shares and warrants	100	1	-	-	999	-	1,000

Conversion of preferred shares to common
shares in reincorporation merger	(63,564)	(636)	762,768	7,628	(6,992)	-	-

Issuance of shares in a private offering
which closed in July 2003 ($3 per share)
for cash consideration	-	-	33,000	330	98,670	-	99,000
for reduction of accounts payable	-	-	3,000	30	8,970	-	9,000

Issuance of shares upon
exercise of options and warrants:
for cash consideration	-	-	25,000	250	24,750	-	25,000
for reduction of accounts payable	-	-	124,083	1,241	142,217	-	143,458

Issuance of shares upon
Exercise of warrants for cash consideration	-	-	63,500	635	82,115	-	82,750

Payment of account payable through
issuance of shares	-	-	80,000	800	139,200	-	140,000

Costs associated with the issuance of shares	-	-	-	-	(58,484)	-	(58,484)

Net loss	-	-	-	-	-	(815,314)	(815,314)

Balances, December 31, 2003	-	-	4,848,851	$ 48,859	$ 1,636,200	$(1,374,583)	$ 310,206

The accompanying notes are an integral part of these statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period from
	Year Ended	Year Ended	April 6, 2000 (inception) to
	December 31, 2003	December 31, 2002	December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (815,314)	$ (387,152)	$ (1,374,583)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities
Depreciation	69	26	405
Non-cash finances expense	60,000	-	60,000
Change in assets and liabilities:
Refundable value-added tax	5,024	(3,385)	(2,085)
Accounts payable	516,066	396,387	1,016,876
Accrued liabilities	6,072	2,862	6,072
Severance pay	6,325	(1,915)	7,096
Net cash provided/(used) in operating activities	(221,758)	6,823	(286,219)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(7,042)	(432)	(8,434)
Investment in oil and gas properties	(101,928)	(358,493)	(796,463)
Net cash used in investing activities	(108,970)	(358,925)	(804,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related party	106,192	90,550	247,620
Loan principal repayments - related party	(18,282)	(27,500)	(71,660)
Proceeds from sale of stock	311,750	274,000	1,098,150
Financing costs of issuing stock	(87,804)	-	(169,730)
Net cash provided by financing activities	311,856	337,050	1,104,380

NET INCREASE (DECREASE) IN CASH	(18,872)	(15,052)	13,264

Cash - Beginning of period	32,136	47,188	-

Cash - End of period	$ 13,264	$ 32,136	$ 13,264

(Continued on following page)

The accompanying notes are an integral part of these statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Period from
	Year Ended	Year Ended	April 6, 2000 (inception) to
	December 31, 2003	December 31, 2002	December 31, 2003

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 13,502	$ 779	$ 14,281
Cash paid for income taxes	-	-	-
Payment of accounts payable through
issuance of preferred and common stock	371,998	339,500	751,498
Payment of note payable through issuance
of common stock	-	50,000	75,000
Payment of accounts payable through
issuance of note payable	-	34,678	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for
financing costs	222,100	159,449	381,549

The accompanying notes are an integral part of these financial statements

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation ("Zion Florida") was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (the Company), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering. Upon the reincorporation, all the outstanding shares of common stock in the Zion Florida were converted into common stock of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into common stock of the Company at the ratio of twelve shares of common for each share of preferred stock. All of the outstanding warrants and options of the Zion Florida were converted into equivalent warrants and options of the Company.

The Company holds a petroleum exploration license on approximately 95,800 acres of unproved properties in north-central Israel called the "Joseph Project." The license contains portions of two petroleum rights originally issued to the Company by the state of Israel. The first, License No. 298, "Ma'anit", issued on May 1, 2000, covered an area of approximately 28,800 acres. The second, Preliminary Permit No. 176, "Joseph," with priority rights, issued on May 1, 2001, covered an area of approximately 137,250 acres. After the completion of the required geological and geophysical work on the two sites, the Company submitted a request, which was granted effective January 1, 2003, to exercise its right to convert the "Joseph" Permit into a petroleum exploration license and to merge the newly converted "Joseph" License into the "Ma'anit" License, changing its name to the "Ma'anit-Joseph License, and to extend the terms of the Ma'anit-Joseph License to April 30, 2005 (from its original termination date of April 30, 2003). In connection with the conversion and extension, the Company relinquished rights to approximately 70,200 acres. The Ma'anit- Joseph License maintains its original issue date of May 1, 2000 and contains a commitment to start the drilling or re-entry of a well before October 1, 2004. The Company holds net assets of $539,218 in Israel. The net loss associated with operations in Israel was $90,162 and $60,163 for the years ended December 31, 2003 and 2002 respectively. The net loss associated with U.S. operations was $725,152 and $326,989 for the years ended December 31, 2003 and 2002, respectively.

Operations in Israel are conducted through a branch office and the license is held directly in the name of the Company.

Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, insignificant revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise capital through debt and public offerings. Management intends to use the proceeds from debt and/or equity sales to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements in United States Dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Therefore, the Company uses the dollar as its functional and reporting currency. Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, including the New Israeli Shekel ("NIS"), and may not be exchangeable for dollars.

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

The Company maintains its cash balance at two banks with one bank located in the United States and one bank located in Israel. The account at the bank located in the United States is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Oil and Gas Properties

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in income from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the years ending December 31, 2003 and 2002, no unproved property was found to be impaired.

The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over their estimated useful lives of five to ten years using accelerated methods. Depreciation charged to expense amounted to $69 and $26 for the years ended December 31, 2003 and 2002, respectively, and $405 for the period April 6, 2000 (inception) to December 31, 2003.

Long-Lived Assets

Long-lived assets, other than oil and gas properties, are periodically reviewed for impairment based on an assessment of future operations. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Measurement of an impairment loss is based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

Costs Associated With Public Offering

Costs associated with each specific private or public offering are accumulated until either the closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are a reduction to the paid-in capital attributable to the offering. Equity offering costs at December 31, 2003 and 2002 amounted to $251,420 and $0. As of December 31, 2003, $251,420 of equity offering costs were attributable to the public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission on February 11, 2004.

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, if any, plus net deferred taxes related primarily to differences between the bases of assets and liabilities for financial and income tax reporting. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets include recognition of operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. Valuation allowances are recognized to limit recognition of deferred tax assets where appropriate. Such allowances may be reversed when circumstances provide evidence that the deferred tax assets will more likely than not be realized.

Revenue Recognition

Revenue is accrued and recognized in the month the oil and gas is produced and sold. Reimbursement of costs from well operations is netted against the related oil and gas production expenses.

New Accounting Standards

In December 2003 the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132 ("SFAS"), Employers' Disclosures about Pensions and Other Postretirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The adoption of this statement had no impact on the Company's disclosure requirements.

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of this statement had no impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Company's financial position or results of operations.

In July 2003, an issue was bought before the Financial Accounting Standards Board regarding whether or not contract-based oil and gas mineral rights held by lease or contact ("mineral rights") should be recorded or disclosed as intangible assets. The issue presents a view that these mineral rights are classified assets as defined in SFAS No. 141, "Business Combinations," and therefore, should be classified separately on the balance sheet as intangible assets. SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets," became effective for transactions subsequent to June 30, 2001, with the disclosure requirements of SFAS No. 142 required as of January 1, 2002. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that intangible assets be disaggregated and reported separately from goodwill. SFAS No. 142 established new accounting guidelines for both finite lived intangible assets and indefinite lived intangible assets. Under the statement, intangible assets should be separately reported on the face of the balance sheet and accompanied by disclosure in the notes to financial statements. SFAS No. 142 does not apply to accounting utilized by the oil and gas industry as prescribed by SFAS No. 19, and is silent about whether or not its disclosure provisions apply to oil and gas mineral rights.

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the year ended December 31, 2002, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of the grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company selected the prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recognized in 2003 and 2002 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In accordance with the prospective method of adoption, results for years prior to 2003 have not been restated.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3. PROVISION FOR SEVERANCE PAY

Under Israeli law and labor agreements, an Israeli employer is required to make severance payments to its dismissed Israeli employees and to Israeli employees who leave its employment under certain circumstances.

  The liability in respect of certain of the Company's employees is discharged in part by participating in a defined contribution pension plan and making regular deposits with recognized pension funds. The deposits are based on certain components of the salaries of the said employees. The custody and management of the amounts so deposited are independent of the Company's control and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheet.

  Part of the liability is discharged by deposits made with severance pay funds.

  The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision.

  The income (expenses) in respect of severance pay for the year ended December 31, 2003 and 2003 and the period from April 6, 2000 to December 31, 2003 amounted to $6,325, $(1,915) and $7,096, respectively.

  Withdrawals from the funds may be made only upon termination of employment.

  The Company's liability for termination of the employer-employee relationship is composed as follows at December 31,:

	2003	2002
Provision for severance pay	$ 11,333	$ 3,328
Amounts funded including accumulated income	4,237	2,557
	$ 7,096	$ 771

4. STOCKHOLDERS' EQUITY

The Company has reserved 898,520 shares of common stock as of December 31, 2003 for the exercise of warrants. 440,500 warrants are exercisable at a price of $1.00 per share until December 31, 2004. 358,020 warrants are exercisable at a price of $1.50 per share until December 31, 2004. 100,000 warrants are exercisable at a price of $3.00 per share until December 31, 2005.

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

4. STOCKHOLDERS' EQUITY (CONTINUED)

During 2001, the Board of Directors granted options to purchase 300,000 shares of common stock at $1 per share to the president and chief operating officer of the Company, with options for 150,000 shares vesting on July 31, 2002 and expiring December 31, 2004 and options for the remaining 150,000 shares vesting on July 31, 2003 and expiring on December 31, 2005. Upon the extension of the term of employment for an additional twelve months, through July 31, 2004, options to purchase an additional 100,000 shares at $1 per share were to be granted, vesting on July 31, 2004 and expiring on December 31, 2006.

During 2002, the Board of Directors granted to the president and chief operating officer of the Company, options to purchase 400,000 shares of common stock at $.20 per share and cancelled the options granted in 2001 to the president and chief operating officer of the Company. The options vested on the date of grant and were exercised during 2002.

During 2003 we issued to four directors warrants to purchase 100,000 total shares of common stock at $3.00 per share until December 31, 2005 (the "$3.00 Warrants"). None of the $3.00 warrants have been exercised.

The following table summarizes the option and warrant activity for the periods ended December 31, 2003 and 2002:

	Number	Average Weighted
	of Shares	Exercise Price

Outstanding, January 1, 2002	833,333	$ .94
Granted to:
Employees, officers and directors	521,750	0.39
Others	235,250	1.50
Expired/canceled	(300,000)	1.00
Exercised	(400,000)	0.20
Outstanding, December 31, 2001	890,333	1.08
Granted to:
Employees, officers and directors	325,270	1.66
Others	65,500	1.50
Expired/canceled	-	-
Exercised	(382,583)	0.76
Outstanding, December 31, 2002	898,520	1.42

In connection with the recapitalization merger on July 9, 2003, all outstanding options were converted to warrants. If not previously exercised, of those outstanding at December 31, 2003, warrants to purchase 798,520 shares of common stock will expire on December 31, 2004 and warrants to purchase 100,000 shares will expire on December 31, 2005.

The fair value of each option granted was estimated on the date of grant using the Minimum Value option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Expected dividends	-
Expected terms (in years)	3.0

Compensation cost is determined based on the fair value at the grant dates for awards. The fair value and compensation cost associated with grants of warrants during 2003 and 2002 is $0 for each year. The fair values generated by the Minimum Value model may not be indicative of the future benefit, if any, that may be received by the option or warrant holder.

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

Payments to officers and directors of the Company during the years ended December 31, 2003 and 2002 directly related to professional services in connection with the acquisition, exploration and development of oil and gas reserves totaled $47,652 and $164,839, respectively, and are included in unproved oil and gas property.

Included in accounts payable at December 31, 2003 and 2002 are payables to officers and directors of the Company totaling $441,175 and $175,370, respectively for salaries, consulting services, bonuses and reimbursement of expenses.

Financing costs of $55,500 and $71,000 were paid to officers and directors of the Company and are netted against additional paid-in capital as of December 31, 2003 and 2002, respectively. Additionally, public offering costs $176,558 were paid to officers and directors of the Company as of December 31, 2003.

Included in general and administrative expenses at December 31, 2003 and 2002 are fees and expenses totaling $223,960 and $113,286, respectively, paid to officers and directors for professional, legal, and accounting fees, meals, travel and miscellaneous expense reimbursement.

Note payable to related party totaling $49,500 is comprised of borrowings under a loan facility with Cimarron Resources, Inc. (Cimarron) which is owned by the president of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's prime rate (4% at December 31, 2003) plus 2.5% and is payable $500 per month, including interest beginning November 15, 2003. Beginning January 15, 2005, the lender may require acceleration of payment of all or any part of the then outstanding principal. In connection with the conversion of the Cimarron loan to a 100 month term loan, an option which had been granted to Cimarron to convert $50,000 of the loan principal into 50,000 shares of common stock was severed from the note and modified to allow its exercise by reduction of the Company accounts payable to Cimarron. Cimarron exercised the option in consideration for the forgiveness of $50,000 of accounts payable in connection with services rendered to the Company by Cimarron's president.

Of the notes payable to related parties at December 31, 2003, $89,000 is comprised of borrowings under a line of credit loan agreement with a shareholder of the Company in the maximum amount of $100,000 to be repaid out of the first $200,000 in receipts from a public offering, or by December 31, 2004, whichever occurs first. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 1,000 shares of preferred stock and warrants to purchase 5,000 shares of the Company's common stock. The fee was charged to finance expense.

6. INCOME TAXES

The Company's deferred tax assets (liabilities) consist of the following:

	December 31, 2003	December 31, 2002
Deferred tax assets (liabilities):
Net operating loss carry forwards	$ 809,815	$ 464,050
Unproved oil & gas properties	(288,854)	(250,166)
	520,961	213,884
Less valuation allowance	(520,961)	(213,884)
Net deferred tax assets	$ -	$ -

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

6. INCOME TAXES (CONTINUED)

The difference from the expected income tax expense for the year ended December 31, 2003 at the statutory federal tax rate of 34% for the United States of America and 36% for Israel and the actual income tax expense is primarily the result of net operating loss carryforwards and temporary differences between financial statement and income tax recognition of depreciation and amortization.

The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $307,077 and $154,102 in 2003 and 2002, respectively.

At December 31, 2003, the Company has available net operating loss carryforwards of approximately $1,184,000 to reduce future U. S. taxable income. These carryforwards expire from 2020 to 2023.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index. At December 31, 2003, the Company has available net operating loss carryforwards of approximately $1,129,000 to reduce future Israeli taxable income.

7. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. Although environmental assessments are conducted on all purchased properties, in the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any liability, which it may have, as it relates to any environmental clean up, restoration or the violation of any rules or regulations relating thereto. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the Petroleum Law), to pay royalties to the Government of Israel on oil and gas produced from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities).

The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves as mentioned above.

The Company has initiated the establishment of a Key Employee Royalty Pool whereby a 1 1/2% overriding royalty or equivalent interest in the Joseph Project and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to Key Employees.

The Company has initiated the establishment of two charitable trusts based in Israel and in the United States for the purpose of supporting charitable projects and other charities in Israel and the United States. A 3% overriding royalty or equivalent interest in the Joseph Project and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).

Zion Oil & Gas, Inc.
NOTES TO FINANCIAL STATEMENTS

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At December 31, 2003, the Company does not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

Lease Commitment

The Company is obligated under an operating lease for office space. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2003. Rent expense for all operating leases was approximately $13,277 and $3,600 for 2003 and 2002, respectively. During 2003, the Company entered into a five year lease agreement for office space in Dallas, Texas. The future minimum lease payments are as follows:

2004	$ 49,244
2005	49,244
2006	49,560
2007	51,138
2008	42,615

$ 241,801

8. SUBSEQUENT EVENTS

On February 28, 2004, the Company entered into three $100,000 loan agreements out of $500,000 authorized by the board of directors. The loans are due on or before the 30th day following the initial closing of the current initial public offering or February 28, 2005, which occurs first. The loans bear interest at 10% and in connection with each of the loans, the Company granted each lender 10,000 warrants to purchase the Company's common stock at $3.00 per share. The warrants expire on December 31, 2005. In connection with the placement of the loan, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500.