Form 10QSB
period 2004-03-31
ZION OIL & GAS INC
filed 2004-05-24
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004

OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 333-107042

ZION OIL & GAS, INC.
(Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-0065053 (I.R.S. Employer Identification No.)

6510 Abrams Rd., Suite 300
Dallas, TX 75231
 (Address of Principal Executive Offices)

214) 221-4610
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

The Issuer had 4,874,851 shares of common stock outstanding as of May 21, 2004.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003 (audited).....page 3

Statements of Operations for the three months ended March 31, 2004 and 2003, and period from April 6, 2000 (inception) to March 31, 2004.....page 4

Statements of Cash Flows for the for the three months ended March 31, 2004 and 2003, and period from April 6, 2000 (inception) to March 31, 2004.....page 5

Notes to Financial Statements.....page 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....page 11

ITEM 3. CONTROLS AND PROCEDURES.....page 12

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of March 31, 2004).....page 13

Use of Public Offering Proceeds.....page 13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index.....page 13

ZION OIL & GAS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 146,629	$ 13,264
Refundable value-added tax and prepaid expenses	6,386	2,085
Total current assets	153,015	15,349

UNPROVED OIL AND GAS PROPERTIES	833,538	796,463

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $423 and $405	8,015	8,029

OTHER ASSETS
Cost associated with public offering	273,922	251,420
Assets held for severance benefits	4,174	4,237
Total other assets	278,096	255,657

Total assets	$ 1,272,664	$ 1,075,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	$ 107,500	$ 95,000
Notes payable--other	300,000
Accounts payable and accrued liabilities	598,118	615,459
Total current liabilities	1,005,618	710,459

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	42,000	43,500

PROVISION FOR SEVERANCE PAY, NET	25,693	11,333

STOCKHOLDERS' EQUITY
Common stock, par value $.01; 20,000,000 shares
authorized; 4,874,851 and 4,858,851
shares issued and outstanding	48,749	48,589
Additional paid-in capital	1,663,790	1,636,200
Deficit accumulated in development stage	(1,513,186)	(1,374,583)
Total stockholders' equity	199,353	310,206

Total liabilities and stockholders' equity	$ 1,272,664	$ 1,075,498

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Period from
	Months Ended	Months Ended	April 6, 2000 (inception)
	March 31, 2004	March 31, 2003	to March 31, 2004

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES	132,989	142,017	1,486,248

Loss from operations	(132,989)	(142,017)	(1,486,248)

OTHER INCOME (EXPENSE)
Interest expense	5,609)	(10,959)	(26,938)

Loss before income tax	(138,598)	(152,976)	(1,513,186)

Income taxes	-	-	-

NET LOSS	$ (138,598)	$ (152,976)	$ (1,513,186)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.03)	$ (0.05)	$ (0.45)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	4,869,367	3,329,748	3,335,435

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three	Three	Period from April 6,
	Months Ended	Months Ended	2000 (inception) to
	March 31, 2004	March 31, 2003	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (138,598)	$ (152,976)	$ (1,513,186)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities
Depreciation	13	40	422
Non-cash finance expense	-	-	60,000
Change in assets and liabilities:
Refundable value-added tax and prepaid expenses	(4,301)	2,361	(6,231)
Other Assets	(22,439)	-	(22,502)
Accounts payable and accrued liabilities	(17,375)	20,214	989,238
Accrued liabilities	-	-	6,072
Severance pay	14,361	-	7,097
Net cash provided/(used) in operating activities	(168,339)	(130,361)	(467,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	29	-	(8,405)
Investment in oil and gas properties	(37,075)	(6,937)	(834,831)
Net cash used in investing activities	(37,046)	(6,937)	(843,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related parties	311,000	8,775	558,620
Loan principal repayments - related party	-	(10,000)	(71,660)
Proceeds from sale of stock	27,750	194,054	1,140,900
Financing costs of issuing stock	-	-	(169,730)
Net cash provided by financing activities	338,750	192,829	1,458,130

NET INCREASE (DECREASE) IN CASH	133,365	55,531	147,106

Cash - Beginning of period	13,264	32,136	-

Cash - End of period	$ 146,629	$ 87,667	$ 147,106

(Continued on following page)

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
	Three	Three	Period from April 6,
	Months Ended	Months Ended	2000 (inception) to
	March 31, 2004	March 31, 2003	March 31, 2004

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ -	$ -	$ 14,281
Cash paid for income taxes	-	-	-
Payment of accounts payable through
issuance of preferred and common stock	-	339,500	736,498
Payment of note payable through issuance
of common stock	-	50,000	75,000
Payment of accounts payable through
issuance of note payable	-	34,678	34,678
Financing costs paid through issuance of
common stock	7,500	-	32500
Increase in accounts payable for
financing costs	22,502	159,449	404,051

The accompanying notes are an integral part of these financial statements


Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operation

Zion Oil & Gas, Inc. (the Company), a Delaware corporation, engages in the exploration and development of oil and gas reserves. The Company holds a petroleum exploration license on approximately 95,800 acres of unproved properties in north-central Israel called the "Ma'anit-Joseph License", issued to the Company by the State of Israel. The primary term on the license expires April 30, 2005 and it contains a commitment to start the drilling or re-entry of a well before October 1, 2004.

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

Management Presentation

Management plans to raise capital through public offering currently underway. Management intends to use the proceeds from debt and/or equity sales to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.

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

Cash

The Company maintains its cash balance at two banks with one bank located in the United States and one bank located in Israel. Accounts at the bank located in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000.

Oil and Gas Properties

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in income from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the three months ending March 31, 2004, no unproved property was found to be impaired.

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over their estimated useful lives of five to ten years using accelerated methods.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation (SFAS 123), requires recognition of compensation expense for grants of stock, stock options, and other equity instruments based on fair value. If the grants are to employees, companies may elect to disclose only the pro forma effect of such grants on net income and earnings per share in the notes to financial statements and continue to account for the grants pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected not to use the pro forma disclosure alternative for employee grants and recognizes compensation expense based on fair value.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3. EQUITY OFFERING COSTS

Costs associated with each specific private or public offering are accumulated until either the closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are a reduction to the paid-in capital attributable to the offering. Equity offering costs at March 31, 2004 and March 31, 2003 amounted to $273, 922 and $0. As of March 31, 2004, all of the equity offering costs were attributable to the public offering of common stock pursuant to a registration statement declared effective by the Securities and Exchange Commission as of February 17, 2004.

4. PROVISION FOR SEVERANCE PAY

Under Israeli law and labor agreements, an Israeli employer is required to make severance payments to its dismissed Israeli employees who leave its employment under certain circumstances. The liability in respect of certain of the company's employees is discharged in part by participating in a defined contribution pension plan and making regular deposits with recognized pension funds. The deposits are based on certain components of the salaries of the said employees. The custody and management of the amounts so deposited are independent of the company's control and accordingly such amounts funded (included in expenses on a accrual basis) and related liabilities are not reflected in the balance sheet. Part of the liability is discharged by deposits made with severance pay funds.

The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision. The expenses in respect of severance pay for the three months ended March 31, 2004 and March 31, 2003 amounted to $14,423 and $0 respectively. Withdrawals from the funds may be made only upon termination of employment.

The Company's liability for termination of the employer-employee relationship is composed as follows:

	March 31, 2004	March 31, 2003
Provision for severance pay	$25,693	$3,328
Amounts funded including accumulated income	4,174	2,557
	$21,519	$ 771

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

5. STOCKHOLDERS' EQUITY

During the three months ended March 31, 2004, the Company issued 2,500 shares of common stock as consideration for financial consulting services valued at $7,500.

The Company has reserved 915,020 shares of common stock as of March 31, 2004 for the exercise of warrants.

The following table summarizes the option and warrant activity for the three months ended March 31, 2004:

	Number	Average Weighted
	Of Shares	Exercise Price

Outstanding, January 1, 2004	898,520	$1.42
Granted to Lenders	30,000	3.00
Exercised	(13,500)	1.50
Outstanding, March 31, 2004	915,020	$1.47

Pro Forma Stock-Based Compensation Disclosures

Beginning with the 2003 fiscal year, the Company has elected to not apply APB No. Opinion 25 and related interpretations in accounting for its stock options and warrants that are granted to employees. Accordingly, compensation cost has been recognized for grants of options and warrants to employees and directors.

The fair value of each option granted was estimated on the date of grant using the Minimum Value option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Expected dividends	-
Expected terms (in years)	3.0

The Board of Directors of the Company has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to establish the voting powers, designations, preferences, participation in dividends, optional or other special rights, and qualifications, limitations or restrictions of each series of preferred stock issued.

6. RELATED PARTY TRANSACTIONS

Of the long-term debt as of March 31, 2004, $42,000 is comprised of borrowings under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the president of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (4.0% at March 31, 2004) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice.

Of the notes payable to related parties at March 31, 2004, $100,000 is comprised of borrowings under a line of credit loan agreement with a shareholder of the Company in the maximum amount of $100,000 to be repaid out of the first $200,000 in receipts from a public offering, or on December 31, 2004, which ever occurs first. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 1,000 shares of preferred stock and warrants to purchase 5,000 shares of the Company's common stock.

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

7. LOAN TRANSACTIONS

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

8. INCOME TAXES

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index.

9. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells and the operation thereof. Although environmental assessments are conducted on all acquired properties, in the Company's acquisition of previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled.

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

Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the Petroleum Law), to pay 12.5% royalties to the Government of Israel on oil and gas produced from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities).

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

At March 31, 2004, the Company does not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found, or production initiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Quarterly Report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

Overview

We are engaged in oil and natural gas exploration upon a single license area in the State of Israel. During the four years between our formation and March 31, 2004, we have raised private equity capital in the amount of $1,712,539 and have incurred an accumulated liability of $1,073,311 in order to satisfy our work commitments under our agreements with the State of Israel. All of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with three exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

Our exploration efforts have resulted in approval of our first two drilling locations. In order to raise the funds to commence the drilling we have undertaken to complete an initial public offering of our common shares. If our public offering is successful, we plan to commence the drilling of the first well before the end of 2004. If we do not raise the minimum of $6.5 million in our public offering, we will be forced to seek alternative means of financing our activities.

Going Concern Basis

Our audited financial statements for the years ended December 31, 2003 and 2002 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, insignificant revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Uncertainties about our ability to continue as a going concern would be significantly reduced upon the closing of the initial public offering, if successful.

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was ($852,603) and ($695,110) at March 31, 2004 and December 31, 2003, respectively. The decrease in working capital is primarily attributed to increases in amounts of deferred compensation for officers, directors and key employees.

Net cash provided by financing activities was $338,750 and $192,829 for the three months ended March 31, 2004 and 2003, respectively, of which $27,750 in 2004 and $194,054 in 2003 was from the sale of equity securities. The remainder was provided by loans (less repayments of loans). Net cash used for investments was $38,339 and $6,937 for the three months ended March 31, 2004 and 2003, respectively, virtually all of which was used for capitalized exploration costs on the license.

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

These loans together with funds we are in the process of arranging to borrow under the remaining authorizations and the anticipated exercise of certain outstanding warrants should provide sufficient liquidity for us through the latest date by which we can meet our minimum offering (August 31, 2004). We will have sufficient funds from the minimum offering to satisfy our 2004 drilling obligation and pay our general and administrative costs through the end of the year. If the minimum offering of $6.5 million is successful, we will still be raising funds in the offering through the end of 2004 and we reasonably expect the final closing amount to be higher than the minimum.

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

	2003	2002	2001	2000	Total
Compensation paid in cash in current year	$ -	$ 68,202	$ 60,000	$ 35,000	$ 163,202
Deferred compensation paid in 2002 or 2003	-	80,000	75,000	-	155,000
Deferred compensation used to purchase shares	341,873	179,250	75,250	-	596,373
Deferred compensation not yet paid	383,127	58,048	-	-	441,175
Total compensation paid and accrued	725,000	385,500	210,250	35,000	1,355,750
__Less: capitalized compensation	(403,046)	(138,713)	(151,904)	(35,000)	(728,663)
Compensation costs	321,954	246,787	58,346	-	627,087
Legal costs	305,598	46,146	70,382	-	422,126
Office expenses (rent, supplies, services, __telephone, postage, delivery)	66,688	33,580	11,157	-	111,425
Other general and administrative costs	103,429	56,998	26,868	5,321	192,616
Total general and administrative costs	$ 797,669	$ 383,511	$ 166,753	$ 5,321	$ 1,353,254

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II-OTHER INFORMATION

Recent Sales of Unregistered Securities (as of March 31, 2004)

Exercise of Outstanding Warrants. During the three months ended March 31, 2004, three of our shareholders exercised their rights under currently outstanding warrants to purchase 13,500 shares of common stock for cash consideration of $20,250 as follows:

Purchaser	Shares	Cash
Charles Kaliszewski	3,500	$ 5,250
Michael & Melody Massey	5,000	$ 7,500
Don & Bonnie Jean Whiteneck	5,000	$ 7,500
Totals	13,500	$20,250

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

Issuance of Shares, Warrants and Notes. On February 28, 2004, the Company entered into three $100,000 loan agreements out of $500,000 authorized by the board of directors. The loans are due on or before the 30th day following the initial closing of the initial public offering or February 28, 2005, which occurs first. The loans bear interest at 10% and in connection with each of the loans, the Company granted each lender 10,000 warrants to purchase the Company's common stock at $3.00 per share. The warrants expire on December 31, 2005. In connection with the placement of the loan, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500.

The issuances of securities above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering, and Regulation S, relating to the purchase by non-residents of the United States. All purchasers were residents of Israel or the United Kingdom. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Use of Public Offering Proceeds

Our initial public offering that commenced on February 17, 2004 has not yet closed. All subscription amounts received through May 21, 2004 have been deposited and are being maintained in an Escrow account. To date, none of the funds have been made available for our use and have not been used by us.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John M. Brown	By:	/s/ E. A. Soltero
	John M. Brown		Eugene A. Soltero, President
	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	May 24, 2004	Date:	May 24, 2004