Form 10QSB/A
period 2004-03-31
ZION OIL & GAS INC
filed 2004-08-17
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB/A

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

Explanatory Note

This Amendment is filed to correct errors in the statements of cash flows from the Company's prior filing on Form 10-QSB.

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

Exhibit Index.....page 13

ZION OIL & GAS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 146,629	$ 13,264
Refundable value-added tax and prepaid expenses	6,386	2,085
Total current assets	153,015	15,349

UNPROVED OIL AND GAS PROPERTIES	833,538	796,463

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $423 and $405	8,015	8,029

OTHER ASSETS
Cost associated with public offering	273,922	251,420
Assets held for severance benefits	4,174	4,237
Total other assets	278,096	255,657

Total assets	$ 1,272,664	$1,075,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	$ 107,500	$ 95,000
Notes payable--other	300,000
Accounts payable and accrued liabilities	598,118	615,459
Total current liabilities	1,005,618	710,459

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	42,000	43,500

PROVISION FOR SEVERANCE PAY, NET	25,693	11,333

STOCKHOLDERS' EQUITY
Common stock, par value $.01; 20,000,000 shares
authorized; 4,874,851 and 4,858,851
shares issued and outstanding	48,749	48,589
Additional paid-in capital	1,663,790	1,636,200
Deficit accumulated in development stage	(1,513,186)	(1,374,583)
Total stockholders' equity	199,353	310,206

Total liabilities and stockholders' equity	$ 1,272,664	$1,075,498

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Period from
	Months Ended	Months Ended	April 6, 2000 (inception)
	March 31, 2004	March 31, 2003	to March 31, 2004

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES	132,994	142,017	1,486,253

Loss from operations	(132,994)	(142,017)	(1,486,253)

OTHER INCOME (EXPENSE)
Interest expense	5,609)	(10,959)	(26,938)

Loss before income tax	(138,603)	(152,976)	(1,513,191)

Income taxes	-	-	-

NET LOSS	$ (138,603)	$ (152,976)	$ (1,513,191)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.03)	$ (0.05)	$ (0.45)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	4,869,367	3,329,748	3,335,435

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three	Three	Period from April 6,
	Months Ended	Months Ended	2000 (inception) to
	March 31, 2004	March 31, 2003	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (138,603)	$ (152,976)	$ (1,513,186)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities
Depreciation	18	40	423
Non-cash finance expense	7,500	-	67,500
Change in assets and liabilities:
Refundable value-added tax and prepaid expenses	(4,301)	2,361	(6,386)
Accounts payable and accrued liabilities	(39,843)	20,214	968,105
Severance pay	14,423	-	21,519
Net cash provided/(used) in operating activities	(160,806)	(130,361)	(447,025)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(4)	-	(8,438)
Investment in oil and gas properties	(37,075)	(6,937)	(833,538)
Net cash used in investing activities	(37,079)	(6,937)	(841,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related parties	311,000	8,775	558,620
Loan principal repayments - related party	-	(10,000)	(71,660)
Proceeds from sale of stock	20,250	194,054	1,118,400
Financing costs of issuing stock	-	-	(169,730)
Net cash provided by financing activities	331,250	192,829	1,435,630

NET INCREASE (DECREASE) IN CASH	133,365	55,531	146,629

Cash - Beginning of period	13,264	32,136	-

Cash - End of period	$ 146,629	$ 87,667	$ 146,629

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

3. EQUITY OFFERING COSTS

Costs associated with each specific private or public offering are accumulated until either the closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are a reduction to the paid-in capital attributable to the offering. Equity offering costs at March 31, 2004 amounted to $273, 922. As of March 31, 2004, all of the equity offering costs were attributable to the public offering of common stock pursuant to a registration statement declared effective by the Securities and Exchange Commission as of February 17, 2004.

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

Net cash provided by financing activities was $338,750 and $192,829 for the three months ended March 31, 2004 and 2003, respectively, of which $27,750 in 2004 and $194,054 in 2003 was from the sale of equity securities. The remainder was provided by loans (less repayments of loans). Net cash used for investments was $37,079 and $6,937 for the three months ended March 31, 2004 and 2003, respectively, virtually all of which was used for capitalized exploration costs on the license.

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

	2003	2002	2001	2000	Total
Compensation paid in cash in current year	$ -	$ 68,202	$ 60,000	$35,000	$ 163,202
Deferred compensation paid in 2002 or 2003	-	80,000	75,000	-	155,000
Deferred compensation used to purchase shares	341,873	179,250	75,250	-	596,373
Deferred compensation not yet paid	383,127	58,048	-	-	441,175
Total compensation paid and accrued	725,000	385,500	210,250	35,000	1,355,750
__Less: capitalized compensation	(403,046)	(138,713)	(151,904)	(35,000)	(728,663)
Compensation costs	321,954	246,787	58,346	-	627,087
Legal costs	305,598	46,146	70,382	-	422,126
Office expenses (rent, supplies, services, __telephone, postage, delivery)	66,688	33,580	11,157	-	111,425
Other general and administrative costs	103,429	56,998	26,868	5,321	192,616
Total general and administrative costs	$797,669	$383,511	$166,753	$ 5,321	$1,353,254

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