Form 10QSB
period 2004-06-30
ZION OIL & GAS INC
filed 2004-08-20
CIK 1131312

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

The Issuer had 4,884,851 shares of common stock outstanding as of August 20, 2004.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003 (audited).........page 3

Statements of Operations for the six months ended June 30, 2004 and 2003, three months ended June 30, 2004 and 2003, and period from April 6, 2000 (inception) to June 30, 2004...............page 4

Statements of Cash Flows for the for the six months ended June 30, 2004 and 2003, and period from April 6, 2000 (inception) to June 30, 2004.........page 5

Notes to Financial Statements.................page 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......page 11

ITEM 3. CONTROLS AND PROCEDURES.........page 12

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................page 12

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of June 30, 2004).........page 13

Use of Public Offering Proceeds.........page 13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..........page 14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......page 14

ITEM 5. OTHER INFORMATION...........page 14

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K......page 14

Exhibit Index.........page 14

ZION OIL & GAS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 100,618	$ 13,264
Refundable value-added tax and prepaid expenses	5,336	2,085
Total current assets	105,954	15,349

UNPROVED OIL AND GAS PROPERTIES	941,067	796,463

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $433 and $405	13,477	8,029

OTHER ASSETS
Cost associated with public offering	401,293	251,420
Assets held for severance benefits	4,174	4,237
Total other assets	405,467	255,657

Total assets	$ 1,465,965	$ 1,075,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	$ 106,000	$ 95,000
Notes payable--other	400,000
Accounts payable and accrued liabilities	867,149	615,459
Total current liabilities	1,373,249	710,459

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	40,500	43,500

PROVISION FOR SEVERANCE PAY, NET	27,689	11,333

STOCKHOLDERS' EQUITY
Common stock, par value $.01; 20,000,000 shares
authorized; 4,884,851 and 4,858,851
shares issued and outstanding	48,849	48,589
Additional paid-in capital	1,678,690	1,636,200
Deficit accumulated in development stage	(1,702,912)	(1,374,583)
Total stockholders' equity	24,527	310,206

Total liabilities and stockholders' equity	$ 1,465,965	$ 1,075,498

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					April 6, 2000
	Three Months Ended June 30,		Six Months Ended June 30,		(inception) to
	2004	2003	2004	2003	June 30, 2004

REVENUE	$ -	$ -	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES	179,081	137,125	312,075	279,142	1,665,329

Loss from operations	(179,081)	(137,125)	(312,075)	(279,142)	(1,665,329)

OTHER INCOME (EXPENSE)
Interest expense	(10,645)	(1,054)	(16,254)	(12,013)	(37,583)

Loss before income tax	(189,726)	(138,179)	(328,329)	(291,155)	(1,702,912)

Income taxes	-	-	-	-	-

NET LOSS	$ (189,726)	$ (138,179)	$ (328,329)	$ (291,155)	$ (1,702,912)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.04)	$ (0.03)	$ (0.07)	$ (0.08)	$ (0.51)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	4,884,851	4,020,500	4,876,567	3,675,124	3,336,400

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
	Six Months Ended	Six Months Ended	April 6, 2000 (inception) to
	June 30, 2004	June 30, 2003	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (328,329)	$ (291,155)	$ (1,702,912)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities
Depreciation	28	62	433
Non-cash finance expense	7,500	-	67,500
Change in assets and liabilities:
Refundable value-added tax and prepaid expenses	(3,251)	3,532	(5,336)
Accounts payable and accrued liabilities	102,017	61,516	1,109,965
Severance payable	16,419	6,005	23,515
Net cash provided/(used) in operating activities	(205,616)	(220,040)	(506,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,476)	(3,794)	(13,910)
Investment in oil and gas properties	(144,604)	(43,248)	(941,067)
Net cash used in investing activities	(150,080)	(47,042)	(954,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related parties	408,000	75,439	655,620
Loan principal repayments - related party	-	(10,000)	(71,660)
Proceeds from sale of stock	35,150	244,540	1,148,300
Financing costs of issuing stock	-	(57,245)	(169,730)
Net cash provided by financing activities	443,150	252,734	1,562,530

NET INCREASE (DECREASE) IN CASH	87,354	(14,348)	100,618

Cash - Beginning of period	13,264	32,136	-

Cash - End of period	$ 100,618	$ 17,788	$ 100,618

(Continued on following page)

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			Period from
	Six Months Ended	Six Months Ended	April 6, 2000 (inception) to
	June 30, 2004	June 30, 2003	June 30, 2004

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ -		$ 14,281
Cash paid for income taxes	-	-
Payment of accounts payable through
issuance of preferred and common stock	-	339,500	751,498
Payment of note payable through issuance
of common stock	-	50,000	75,000
Payment of accounts payable through
issuance of note payable	-	34,678	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for
financing costs	149,873	159,449	404,051

The accompanying notes are an integral part of these financial statements


Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operation

Zion Oil & Gas, Inc. (the Company), a Delaware corporation, engages in the exploration and development of oil and gas reserves. The Company holds a petroleum exploration license on approximately 95,800 acres of unproved properties in north-central Israel called the "Ma'anit-Joseph License", issued to the Company by the State of Israel. The primary term on the license expires April 30, 2005 and it contains a commitment to start the drilling or re-entry of a well before January 1, 2005.

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

Oil and Gas Properties

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in income from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the six months ending June 30, 2004, no unproved property was found to be impaired.

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

3. EQUITY OFFERING COSTS

Costs associated with each specific private or public offering are accumulated until either the initial closing of the offering or its abandonment, which is expected to occur on or before September 15, 2004. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are a reduction to the paid-in capital attributable to the offering. Equity offering costs at June 30, 2004 amounted to $401,293. As of June 30, 2004, all of the equity offering costs were attributable to the public offering of common stock pursuant to a registration statement declared effective by the Securities and Exchange Commission as of February 17, 2004.

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

The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision. The expenses in respect of severance pay for the six months and three months ended June 30, 2004 amounted to $16,356 and $1,996 respectively. Withdrawals from the funds may be made only upon termination of employment.

The Company's liability for termination of the employer-employee relationship is composed as follows:

June 30, 2004
Provision for severance pay	$27,689
Amounts funded including accumulated income	4,174
$23,515

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

5. STOCKHOLDERS' EQUITY

During the six months ended June 30, 2004, the Company issued 2,500 shares of common stock as consideration for financial consulting services valued at $7,500.

The Company has reserved 935,020 shares of common stock as of June 30, 2004 for the exercise of warrants.

The following table summarizes the option and warrant activity for the six months ended June 30, 2004:

	Number	Average Weighted
	Of Shares	Exercise Price

Outstanding, January 1, 2004	898,520	$1.42
Granted to Lenders	50,000	3.00
Exercised	(23,500)	1.50
Outstanding, June 30, 2004	925,020	$1.50

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

6. RELATED PARTY TRANSACTIONS

Of the long-term debt as of June 30, 2004, $40,500 is comprised of borrowings under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the president of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (4.0% at June 30, 2004) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice.

Of the notes payable to related parties at June 30, 2004, $100,000 is comprised of borrowings under a line of credit loan agreement with a shareholder of the Company in the maximum amount of $100,000 to be repaid out of the first $200,000 in receipts from a public offering, or on December 31, 2004, which ever occurs first. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 1,000 shares of preferred stock and warrants to purchase 5,000 shares of the Company's common stock.

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

Of the long-term debt as of June 30, 2004, $40,500 is comprised of borrowings under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the president of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (4.0% at June 30, 2004) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice.

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

At June 30, 2004, the Company does not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found, or production initiated.

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

Overview

We are engaged in oil and natural gas exploration upon a single license area in the State of Israel. During the four years between our formation and June 30, 2004, we have raised private equity capital in the amount of $1,727,539 and have incurred an accumulated liability of $1,441,526 in order to satisfy our work commitments under our agreements with the State of Israel. All of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with three exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

Our exploration efforts have resulted in approval of our first two drilling locations. In order to raise the funds to commence the drilling we have undertaken to complete an initial public offering of our common shares. If our public offering is successful, we plan to commence the drilling of the first well in January of 2005. If we do not raise the minimum of $6.5 million in our public offering, we will be forced to seek alternative means of financing our activities.

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

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was ($1,267,295) and ($695,110) at June 30, 2004 and December 31, 2003, respectively. The decrease in working capital is primarily attributed to increases in amounts of deferred compensation for officers, directors and key employees.

Net cash provided by financing activities was $443,150 and $252,734 for the six months ended June 30, 2004 and 2003, respectively, of which $35,150 in 2004 and $187,295 in 2003 was from the sale of equity securities, net of equity sales costs. The remainder was provided by loans (less repayments of loans). Net cash used for investments was $150,080 and $47,042 for the six months ended June 30, 2004 and 2003, respectively, virtually all of which was used for capitalized exploration costs on the license.

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

On June 30, 2004, the Company entered into a $100,000 loan agreement with an unrelated third party, out of $300,000 authorized by our board of directors (subject to increase to $500,000 with board approval) . The loan is due on March 2, 2005, and may be converted into a five-year amortized term loan. The loan bears interest at 10% and in connection with the loan, the Company granted the lender a warrant to purchase 20,000 shares of the Company's common stock at $3.00 per share, exercisable at any time between January 1, 2006 and December 31, 2006.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of June 30, 2004)

Exercise of Outstanding Warrants. During the three months ended March 31, 2004, three of our shareholders exercised their rights under currently outstanding warrants to purchase 13,500 shares of common stock for cash consideration of $20,250 as follows:

Purchaser	Shares	Cash
Charles Kaliszewski	3,500	$ 5,250
Michael & Melody Massey	5,000	$ 7,500
Don & Bonnie Jean Whiteneck	5,000	$ 7,500
David Feingold	10,000	$ 15,000
Totals	23,500	$35,250

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

On June 30, 2004, the Company entered into a $100,000 loan agreement with an unrelated third party, out of $300,000 authorized by our board of directors (subject to increase to $500,000 with board approval) . The loan is due on March 2, 2005, and may be converted into a five-year amortized term loan. The loan bears interest at 10% and in connection with the loan, the Company granted the lender a warrant to purchase 20,000 shares of the Company's common stock at $3.00 per share, exercisable at any time between January 1, 2006 and December 31, 2006.

The issuance of the securities in connection with the June 30, 2004 loan described above was made in reliance upon Section 4(2) of the Securities Act, which provides for exemptions for transactions not involving a public offering, and the provisions of Section 2(a)(3) of the Securities Act pursuant to which the warrants issued are deemed to be securities different than those subject to our outstanding public offering due to the fact that the warrants cannot be exercised or shares of our common stock subscribed to under the warrants until a date after the close of the current offering period of our common stock.

Use of Public Offering Proceeds

Our initial public offering that commenced on February 17, 2004 has not yet closed. All subscription amounts received through May 21, 2004 have been deposited and are being maintained in an Escrow account. To date, none of the funds have been made available for our use and have not been used by us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

A report on Form 8-K was filed on July 15, 2004. The event reported was under Item 5 - Other Events and set forth the Supplement updating certain information in the Zion Oil & Gas, Inc.'s Prospectus dated February 17, 2004, Part I of the company's Amendment No. 4 to Form SB-2 Registration Statement.

Exhibit Index

10.1	(i)	Loan Agreement dated as of June 30, 2004, between Zion Oil & Gas, Inc. and new security holder
	(ii)	Non-Negotiable Promissory Note dated June 30, 2004, from Zion Oil & Gas, Inc. to new security holder
	(iii)	Warrant No. D-1 , dated June 30, 2004, to purchase shares of common stock of Zion Oil & Gas, Inc., issued to new security holder

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John M. Brown	By:	/s/ E. A. Soltero
	John M. Brown		Eugene A. Soltero, President
	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	August 20, 2004	Date:	August 20, 2004