Form 10KSB
period 2004-09-30
ZION OIL & GAS INC
filed 2004-11-22
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No __

The Issuer had 5,318,204 shares of common stock outstanding as of November 22, 2004.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets September 30, 2004 (unaudited) and December 31, 2003 (audited)....page 3

Statements of Operations for the nine months ended September 30, 2004 and 2003, and period from April 6, 2000 (inception) to September 30, 2004.....page 4

Statements of Cash Flows for the for the nine months ended September 30 and period from April 6, 2000 (inception) to September 30, 2004....page 5

Notes to Financial Statements.....page 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...page 12

ITEM 3. CONTROLS AND PROCEDURES....page 13

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................page 14

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of September 30, 2004)....page 14

Use of Public Offering Proceeds....page 14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..........page 15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....page 15

ITEM 5. OTHER INFORMATION...........page 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K...page 16

Exhibit Index...page 16

ZION OIL & GAS, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 530,155	$ 13,264
Refundable value-added tax and prepaid expenses	4,295	2,085
Total current assets	534,450	15,349

UNPROVED OIL AND GAS PROPERTIES	1,039,844	796,463

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $447 and $405	14,369	8,029

OTHER ASSETS
Cost associated with public offering	-	251,420
Assets held for severance benefits	4,316	4,237
Total other assets	4,316	255,657

Total assets	$ 1,592,979	$ 1,075,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	106,000	95,000
Deferred compensation payable	832,475	-
Accounts payable and accrued liabilities	185,096	615,459
Total current liabilities	1,123,571	710,459

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	39,000	43,500

PROVISION FOR SEVERANCE PAY, NET	29,860	11,333

STOCKHOLDERS' EQUITY
Common stock, par value $.01; 20,000,000 shares
authorized; 5,255,704 and 4,858,851
shares issued and outstanding	52,557	48,589
Additional paid-in capital	2,984,345	1,636,200
Deficit accumulated in development stage	(2,636,354)	(1,374,583)
Total stockholders' equity	400,548	310,206

Total liabilities and stockholders' equity	$ 1,592,979	$ 1,075,498

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
	Nine Months Ended	Nine Months Ended	April 6, 2000 (inception)
	September 30, 2004	September 30, 2003	to September 30, 2004

REVENUE	$ -	$ -	$ -

EXPENSES OF OPERATIONS
Cost of terminated public offering	454,821		454,821
General and administrative expense	779,973	412,104	2,133,227
Total expenses of operations	1,234,794	412,104	2,588,048

Loss from operations	(1,234,794)	(412,104)	(2,588,048)

OTHER INCOME (EXPENSE)
Interest expense	(26,977)	(12,935)	(48,306)
	.
Loss before income tax	(1,261,771)	(425,039)	(2,636,354)

Income taxes	-	-	-

NET LOSS	$ (1,261,771)	$ (425,039)	$ (2,636,354)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.26)	$ (0.11)	$ (0.75)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	4,878,079	4,010,016	3,508,266

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Period from
	Nine Months Ended	Nine Months Ended	April 6, 2000 (inception) to
	September 30, 2004	September 30, 2003	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,261,771)	$ (425,039)	$ (2,636,354)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities
Depreciation	447	63	852
Non-cash finance expense	-	10,000	60,000
Change in assets and liabilities:
Refundable value-added tax and prepaid expenses	(399)	6,939	(2,484)
Accounts payable and accrued liabilities	651,642	182,452	1,674,590
Severance payable	18,527	7,005	25,623
Net cash provided/(used) in operating activities	(591,554)	(218,580)	(877,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,787)	(6,960)	(15,221)
Investment in oil and gas properties	(243,381)	(94,523)	(1,039,844)
Net cash used in investing activities	(250,168)	(101,483)	(1,055,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related parties	11,000	112,410	258,620
Loan principal repayments - related party	(4,500)	(24,000)	(76,160)
Loan proceeds - other	500,000		500,000
Loan principal repayments - other	(500,000)		(500,000)
Proceeds from sale of stock	1,410,597	307,540	2,508,747
Financing costs of issuing stock	(58,484)	(57,245)	(228,214)
Net cash provided by financing activities	1,358,613	338,705	2,462,993

NET INCREASE (DECREASE) IN CASH	516,891	18,642	530,155

Cash - Beginning of period	13,264	32,136	-

Cash - End of period	$ 530,155	$ 50,778	$ 530,155

(Continued on following page)

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

			Period from
	Nine Months Ended	Nine Months Ended	April 6, 2000 (inception) to
	September 30, 2004	September 30, 2003	September 30, 2004

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 10,000	2,935	$ 24,281
Cash paid for income taxes	-	-
Payment of accounts payable through
issuance of preferred and common stock	293,360	330,958	1,037,358
Payment of notes payable through issuance
of common stock	500,000	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	7,500	10,000	32,500
Increase in accounts payable for
financing costs	22,502	92,000	404,051

The accompanying notes are an integral part of these financial statements

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Zion Oil & Gas, Inc. (the Company), a Delaware corporation, engages in the exploration and development of oil and gas reserves. The Company holds a petroleum exploration license on approximately 95,800 acres of unproved properties in north-central Israel called the "Ma'anit-Joseph License", issued to the Company by the State of Israel. The primary term on the license expires April 30, 2005 and it contains a commitment to start the drilling or re-entry of a well on or before the later of (a) March 1, 2005 or (b) forty-five (45) days following the receipt of notice of rig availability from the drilling contractor. The Israeli Petroleum Commissioner has agreed to extend the company's Ma'anit-Joseph License through April 30, 2006, if the drilling rig is not available prior to the termination of the License's current term of April 30, 2005, provided that the company proves to the Commissioner's satisfaction no later than March 1, 2005, that the company has available to it sufficient funds, including prepaid costs, to drill and test the first well to at least 4,000 meters. If the well is commenced prior to April 30, 2005, the company is entitled to an extension of the License through April 30, 2007, subject to an agreed upon work program.

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

Management Presentation

The company's initial public offering was terminated pursuant to the terms of its registration statement when the minimum offering amount was not received. Management intends to use the proceeds from debt and/or equity sales to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.

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

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in income from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method. Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the nine months ending September 30, 2004, no unproved property was found to be impaired.

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

3. EQUITY OFFERING COSTS

Costs associated with each specific private or public offering are accumulated until either the initial closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are a reduction to the paid-in capital attributable to the offering. The initial public offering was abandoned as of August 30, 2004, and equity offering costs of the $454,821 were expensed in the quarterly period ended September 30, 2004. All of the public equity offering costs were attributable to the public offering of common stock pursuant to a registration statement declared effective by the Securities and Exchange Commission as of February 17, 2004. On September 30, 2004 we sold equity securities in the amount of $1,300,000, from which accumulated private offering costs in the amount of $58,484 were deducted.

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

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

4. PROVISION FOR SEVERANCE PAY (CONTINUED)

The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision. Withdrawals from the funds may be made only upon termination of employment.

The Company's liability for termination of the employer-employee relationship is composed as follows:

September 30, 2004
Provision for severance pay	$29,860
Amounts funded including accumulated income	4,316
$25,544

5. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2004, the Company issued 2,500 shares of common stock as consideration for financial consulting services valued at $7,500. On September 30, 2004, we sold 325,000 shares of our common stock and warrants (the "E Warrants") to purchase 130,000 shares of common stock for a total consideration of $1,300,000. Of the total consideration, $552,501 was paid in cash and $747,499 was paid by cancellation of outstanding indebtedness. The E Warrants are exercisable at $5.00 per share through December 31, 2006.

The Company has reserved 1,054,167 shares of common stock as of September 30, 2004 for the exercise of warrants.

The following table summarizes the option and warrant activity for the nine months ended September 30, 2004:

	Number	Average Weighted
	Of Shares	Exercise Price

Outstanding, January 1, 2004	898,520	$1.42
Granted to lenders	70,000	3.00
Granted to new directors	25,000	4.00
Sold in private placment	130,000	5.00
Exercised	(69,353)	1. 35
Outstanding, September 30, 2004	1,054,167	$2.03

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

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

6. RELATED PARTY TRANSACTIONS

Of the long-term debt as of September 30, 2004, $39,000 is comprised of borrowings under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the president of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (4.75% at September 30, 2004) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice.

Of the notes payable to related parties at September 30, 2004, $100,000 is comprised of borrowings under a line of credit loan agreement with a shareholder of the Company in the maximum amount of $100,000 to be repaid out of the first $200,000 in receipts from a public offering, or on December 31, 2004, which ever occurs first. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 1,000 shares of preferred stock and warrants to purchase 5,000 shares of the Company's common stock.

On June 30, 2004 and August 25 and 31, 2004, pursuant to a loan agreement dated June 30, 2004, the Robert E. Render Trust (the "Render Trust") a trust controlled by Mr. Robert Render (who was, on September 28, 2004, elected a director of the company) loaned the company $100,000, $80,000 and $20,000 respectively ($200,000 in the aggregate) (each such loan, a "Render Loan" and collectively the "Render Loans"). Each Render Loan bore interest at the rate of 10% annually and was due on March 2, 2005, subject to Mr. Render's right to convert each Render Loan into a five year amortized term loan. In connection with each Render Loan, the company granted the Render Trust a warrant to purchase respectively 20,000, 16,000 and 4,000 (40,000 in the aggregate) shares of common stock of the company at $3.00 per share exercisable at any time between January 1 and December 31, 2006. On September 30, 2004, the Render Trust forgave all of the Render Loans in consideration for 50,000 shares of common stock of the company and warrants to purchase 20,000 shares of common stock of the company at $5.00 per share, exercisable at any time through December 31, 2006.

7. LOAN TRANSACTIONS

On February 28, 2004, the Company entered into three $100,000 loan agreements out of $500,000 authorized by the board of directors. The loans were due on or before the 30th day following the initial closing of the then open initial public offering or February 28, 2005, whichever occured first. The loans bore interest at 10% and in connection with each of the loans, the Company granted each lender a warrant to purchase 10,000 shares of the Company's common stock at $3.00 per share. The warrants expire on December 31, 2005. In connection with the placement of the loan, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500. On September 30, 2004, each of the three lenders forgave its loan in full in consideration for 25,000 shares of common stock of the company and warrants to purchase 10,000 shares of common stock of the company at $5.00 per share, exercisable at any time through December 31, 2006.

8. INCOME TAXES

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index.

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

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

Overview

We are engaged in oil and natural gas exploration upon a single license area in the State of Israel. During the four plus years between our formation and September 30, 2004, we have raised private equity capital in the amount of $2,984,345 and have incurred an accumulated liability of $1,192,431 in order to operate our company and satisfy our work commitments under our agreements with the State of Israel. All of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with three exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

Our exploration efforts have resulted in approval of our first two drilling locations. In order to raise the funds to commence the drilling we undertook an initial public offering of our common shares. We did not raise the minimum of $6.5 million in our public offering, which we terminated pursuant to the terms of our registration statement. We are currently seeking other sources for the necessary, which, if successful, will result in the purchase of long lead time items (well casing and wellhead valves) and the drilling of the first well in the second quarter of 2005, assuming rig availability.

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

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was ($589,121) and ($695,110) at September 30, 2004 and December 31, 2003, respectively. The increase in working capital is primarily attributed to increases in amounts of private equity capital raised by the Company.

Net cash provided by financing activities was $1,358,613 and $338,705 for the nine months ended September 30, 2004 and 2003, respectively, of which $1,352,113 in 2004 and $250,295 in 2003 was from the sale of equity securities, net of equity sales costs. The remainder was provided by loans (less repayments of loans). Net cash used for investments was $250,168 and $101,483 for the nine months ended September 30, 2004 and 2003, respectively, virtually all of which was used for capitalized exploration costs on the license, including approximately $80,000 of license fees in 2004.

We began the year 2004 with limited cash in the amount of $13,264. Our registration statement for the initial public offering was declared effective on February 17, 2004. Shortly thereafter, one of our shareholders and two persons introduced to us by the shareholder loaned us $300,000, out of $500,000 authorized by our board of directors. The loans were due on or before the 30th day following the initial closing of the current initial public offering or February 28, 2005, whichever occurred first. The loans bore interest at 10% and in connection with each of the loans, the Company granted each lender 10,000 warrants to purchase the Company's common stock at $3.00 per share. The warrants expire on December 31, 2005. In connection with the placement of the loan, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500. The loans were repaid by the lenders converting their loans into an aggregate of 75,000 shares of common stock and warrants to 30,000 of common stock at $5.000 per share, expiring December 31, 2006 (the "E Warrants").

On June 30, 2004 and August 25 and 31, 2004, pursuant to a loan agreement dated June 30, 2004, the Robert E. Render Trust (the "Render Trust") a trust controlled by Mr. Robert Render (who was, on September 28, 2004, elected a director of the company) loaned the company $100,000, $80,000 and $20,000 respectively ($200,000 in the aggregate) (each such loan, a "Render Loan" and collectively the "Render Loans"). Each Render Loan bore interest at the rate of 10% annually and was due on March 2, 2005, subject to Mr. Render's right to convert each Render Loan into a five year amortized term loan. In connection with each Render Loan, the company granted the Render Trust a warrant to purchase respectively 20,000, 16,000 and 4,000 (40,000 in the aggregate) shares of common stock of the company at $3.00 per share exercisable at any time between January 1 and December 31, 2006. On September 30, 2004, the Render Trust forgave all of the Render Loans in consideration for 50,000 shares of common stock of the company and warrants to purchase 20,000 shares of common stock of the company at $5.00 per share, exercisable at any time through December 31, 2006.

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
	2003	2002	2001	2000	Total
Compensation paid in cash in current year	$ -	$ 68,202	$ 60,000	$ 35,000	$ 163,202
Deferred compensation paid in 2002 or 2003	-	80,000	75,000	-	155,000
Deferred compensation used to purchase shares	341,873	179,250	75,250	-	596,373
Deferred compensation not yet paid	383,127	58,048	-	-	441,175
Total compensation paid and accrued	725,000	385,500	210,250	35,000	1,355,750
Less: capitalized compensation	(403,046)	(138,713)	(151,904)	(35,000)	(728,663)
Compensation costs	321,954	246,787	58,346	-	627,087
Legal and accounting costs	305,598	46,146	70,382	-	422,126
Office expenses (rent, supplies, services, telephone, postage, delivery)	66,688	33,580	11,157	-	111,425
Other general and administrative costs	103,429	56,998	26,868	5,321	192,616
Total general and administrative costs	$ 797,669	$ 383,511	$ 166,753	$ 5,321	$ 1,353,254

The subcategories making up the total compensation are presented to show the exact amounts of cash paid by Zion to its officers and key employees during the past four fiscal years. Legal and accounting expenses also rose dramatically from 2002 to 2003 due to the reincorporation merger and simplification of our capital structure in anticipation of the public offering, organization of our corporate governance structure appropriate for a public company in compliance with the Sarbanes-Oxley Act and securities exchange listing criteria, regularization of legal relationships with officers and key employees, costs associated with preparation of agreements with underwriters, escrow and transfer agents and registrars and other activities in anticipation of and in connection with our public offering which was terminated as of August 30, 2004.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of September 30, 2004)

1. Exercise of Outstanding Warrants. During the nine months ended June 30, 2004, four of our shareholders exercised their rights under currently outstanding warrants to purchase 23,500 shares of common stock for cash consideration of $35,250. In addition, two of our executive officers exercised their rights under currently outstanding warrants to purchase 45,853 shares of common stock in exchange for reduction of debt owed by the company directly or indirectly to them in the amount of $68,363. The sales of these securities were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All purchasers were existing stockholders of Zion and the shares purchased were purchased by way of warrants held by the stockholders that were acquired in the connection with their prior purchase or purchases of common or preferred stock. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

2. Issuance of Shares, Warrants and Notes. On February 28, 2004, the Company entered into three $100,000 loan agreements out of $500,000 authorized by the board of directors. The loans were due on or before the 30th day following the initial closing of the initial public offering or February 28, 2005, which occurred first. The loans bore interest at 10% and in connection with each of the loans, the Company granted each lender 10,000 warrants to purchase the Company's common stock at $3.00 per share. The warrants expire on December 31, 2005. In connection with the placement of the loan, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500. On September 30, 2004, the notes were forgiven in consideration of the issuance of common stock and warrants as described in paragraph 4 of this Item 2 below.

The issuances of securities in connection with the February 28, 2004 loans described above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering, and Regulation S, relating to the purchase by non-residents of the United States. All purchasers were residents of jurisdictions outside the United States. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to Regulation S, an effective registration statement under the Securities Act, or an exemption from such registration requirements.

During June and August 2004, the Company issued $200,000 of notes to an unrelated third party, out of $300,000 authorized by our board of directors (subject to increase to $500,000 with board approval). The notes were due on March 2, 2005, and were convertible into a five-year amortized term loan. The notes bore interest at 10% and in connection with the notes, the Company granted the lender warrants to purchase 40,000 shares of the Company's common stock at $3.00 per share, exercisable at any time between January 1, 2006 and December 31, 2006. On September 28, 2004, the control person of the lender joined our board of directors. On September 30, 2004, the notes were forgiven in consideration of the issuance of common stock and warrants as described in paragraph 5 of this Item 2 below.

The issuances of the securities in connection with the June and August 2004 notes described above were made in reliance upon Section 4(2) of the Securities Act, which provides for exemptions for transactions not involving a public offering, and the provisions of Section 2(a)(3) of the Securities Act pursuant to which the warrants issued are deemed to be securities different than those subject to our then outstanding public offering due to the fact that the warrants cannot be exercised or shares of our common stock subscribed to under the warrants until a date after the close of the current offering period of our common stock.

3. Issuance of Director Warrants. In connection with his election as a director of Zion on September 28, 2004, Mr. Robert Render was awarded warrants to purchase 25,000 shares of common stock at $4.00 per share, exercisable at any time between award and December 31, 2006. The issuance of these securities was made in reliance upon Section 4(2) of the Securities Act, which provides for exemptions for transactions not involving a public offering.

4. Issuance of Common Stock and Warrants. On September 30, 2004, we sold 96,250 shares of our common stock and warrants (the "E Warrants") to purchase 38,500 shares of common stock to seven investors for a total consideration of $385,000. Of the total consideration, $27,501 was paid in cash by four investors and $357,499 was paid by cancellation of outstanding indebtedness owed by us to six of the investors, three of whom were also cash purchasers. The E Warrants are exercisable at $5.00 per share through December 31, 2006. None of the E Warrants has been exercised. No underwriting discounts or commissions were paid by the company in connection with the sales of these securities. The sales of these securities were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside of the United States. All of the investors are non-U.S. residents. Six of the purchasers above were existing holders of Zion's equity securities, and three of those six were directors. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

5. Issuance of Common Stock and Warrants. On September 30, 2004, we sold 228,750 shares of our common stock and E Warrants to purchase 91,500 shares of common stock to nineteen investors for a total consideration of $915,000. Of the total consideration, $525,000 was paid in cash by fourteen investors and $390,000 was paid by a cancellation or reduction of outstanding indebtedness owed by us to five of the investors. The E Warrants are exercisable at $5.00 per share through December 31, 2006. None of the E Warrants has been exercised. A total of $2,000 of commissions were paid by the company in connection with the sales of the securities above that were sold for cash. The sales of these securities were made in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto, which provide exemptions for transactions not involving a public offering. Four of the five debt exchange investors above were directors of Zion and the fifth a trust controlled by a director of Zion. One of the cash purchasers was an existing holder of Zion's equity securities. Eleven of the investors above are not "accredited" investors. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Use of Public Offering Proceeds

All subscription amounts received by the Company during its initial public offering through its termination on August 30, 2004 were deposited with an escrow agent. Pursuant to the registration statement, none of the funds were made available for our use and all subscription amounts have all been refunded to the subscribers with accrued interest by the escrow agent.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

2004 Annual Meeting

The company held its 2004 annual meeting of the shareholders on September 28, 2004. At the annual meeting, the following directors were reelected as Class II directors of the company: Glen H. Perry, Philip Mandelker and Kent S. Siegel. Their election was uncontested. In addition to the Class II directors reelected at the annual meeting, the following directors continued to serve as directors of the company following the meeting: Class I directors - John M. Brown, Ralph F. DeVore and Z. Sheldon Fink; Class III directors - Eugene A. Soltero, Eitan Lubitch and Paul Oroian.

At the annual meeting, 3,418,904 shares were represented, being 70% of the 4,884,851 shares of common stock entitled to vote. The results of the voting were: Mr. Perry: 3,418,904 shares in favor, none against, none abstained; Mr. Mandelker: 3,418,904 shares in favor, none against, none abstained; Mr. Siegel: 3,418,904 shares in favor, none against, none abstained.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

A report on Form 8-K was filed on November 19, 2004. The events reported were:

  Item 1.01: Extension of Work Program Schedule and Conditional Extension of License.

  Item 3.02: Unregistered Sales of Equity Securities

  Item 5.02: Departure of Principal Officer; Election of Directors; Appointment of Principal Officer

  Item 5.03: Amendments to Bylaws

Exhibit Index

3.1

Amended and Restated Bylaws of Zion Oil & Gas, Inc., effective September 28, 2004 (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report filed by Zion Oil & Gas, Inc. with the SEC on November 19, 2004).

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ E. A. Soltero
Eugene A. Soltero, President and CEO
(Principal Executive, Financial and Accounting Officer)
Date:	November 22, 2004