Form 10KSB
period 2004-12-31
ZION OIL & GAS INC
filed 2005-04-15
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2004 were $0. The Issuer had 6,568,288 shares of common stock outstanding as of April 14, 2005. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of April 14, 2005, was $0, as no public market currently exists.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Items 1 and 2 of Part I and Items 9, 10, and 12 of Part III: Prospectus dated February 17, 2004 for the sale of a maximum of 7,000,000 shares of common stock incorporated as Part I of Amendment #4 to Form SB-2 Registration Statement filed with the SEC on February 12, 2004 (the "Registration Statement"), pursuant to Regulation ST (insofar as it supercedes Rule 424(b)) of the Securities Act of 1933, as amended (the "Securities Act"), and hereinafter referred to as the "Prospectus."

The following document is incorporated by reference into Item 1 of Part I and Items 9, 10 and 12 of Part III: Form 8-K filed on November 19, 2004.

The following document is incorporated by reference into Item 1 of Part I and Item 9 of Part III: Form 8-K filed on January 5, 2005.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

2004 ANNUAL REPORT (S.E.C. FORM 10-KSB)

INDEX

Securities and Exchange Commission
Item Number and Description

PART I
Item 1	Description of Business	3
Item 2	Description of Property	3
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4

PART II

PART III
Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With
	Section 16(a) of the Exchange Act	8
Item 10	Executive Compensation	10

Item 11	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	10

Item 12	Certain Relationships and Related Transactions	11
Item 13	Exhibits and Reports on Form 8-K	12
Item 14	Principal Accountant Fees and Services	13

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS
Incorporated by reference to the following sections of the Prospectus:
"BUSINESS AND PROPERTIES:"--
"Background:" - Unchanged
"Israel's Petroleum Law" - Unchanged except for the following: The Petroleum Rights Fees as stated in New Israeli Shekels described are also effective on January 1, 2005 and the US Dollar values therein stated should be recalculated at the Representative Rate of US $1.00 equals NIS 4.395 as published by the Bank of Israel on April 15, 2005
"Proposed Changes in the Petroleum Law" - Unchanged, except that the bill submitted in conjunction with the 2003 budget proposal and rejected in committee at that time hasn't been resubmitted since.
"Petroleum Taxation" - Unchanged except for the following: The Corporate Tax rate on taxable income from Israeli sources was a flat rate of 35% in 2004, with a scheduled reduction to 34% in 2005.
"Proposed Changes in Petroleum Taxation" - Unchanged except for the following: The Petroleum Rights Fees as stated in New Israeli
Shekels described are also effective on January 1, 2005 and the US Dollar values therein stated should be recalculated at the
Representative Rate of US $1.00 equals NIS 4.395 as published by the Bank of Israel on April 15, 2005
"Employees" - Unchanged except for the following: The sentence and chart outlining anticipated staffing based on the now terminated offering should be deleted. In Dallas, Texas, USA we currently have five (5) employees (two (2) of whom are temporarily assigned to the Israeli Branch)and one (1) consultant on a full time basis (temporarily assigned to the Israeli Branch) and three
(3) consultants on a part time basis. In Los Angeles, California, USA we currently have two (2)
employees on a part time basis. In Tel Aviv, Israel we have one (1) employee on a full time basis, one (1) on a part time basis and four (4) consultants on a part time basis.
"Summary of Material Corporate Events" - Unchanged except for the addition of the following:
As a result of our failure to raise the specified minimum amount of investment, we abandoned our initial public offering as of August 30, 2004. We commenced a private placement of Company securities on September 30, 2004 and terminated it on March 31, 2005.

Incorporated by reference to Section 5 "Corporate Governance and Management" of the Form 8K filed on November 19, 2004.

Incorporated by reference to Form 8K filed on January 5, 2005, in connection with the resignation of Ralph
F. DeVore as a Director of the Company.

"PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION" -
"Markets" - Unchanged, except that the price per million BTU for which we believe we will be able to sell our natural gas is estimated to be $2.85
"Charitable Trusts" - Unchanged

ITEM 2. DESCRIPTION OF PROPERTY
Incorporated by reference to the following section of the Prospectus:
"BUSINESS AND PROPERTIES" -
"Properties" - Unchanged except for the following: We reached an agreement with the Kibbutz Ma'anit with respect to the rental through August 31, 2005 (the period estimated as necessary for the drilling and testing of the Ma'anit #1 well) of surface rights to the drill site. The rent has been paid in full. A drilling contract was negotiated and signed between the Company and Lapidoth Israel Oil Prospectors Corp. on
December 29, 2004, rig-up began on or about March 20, 2005 and the re-entry and deepening of the Ma'anit
#1 was commenced on April 10, 2005. With the commencement of the drilling operations on the Ma'anit #1, the Commissioner of Petroleum Affairs extended the Ma'anit -Joseph License through April 30, 2007, subject to the submission of a satisfactory plan for a continuation of exploration in the License area within four (4) months after completion of the drilling and testing of the Ma'anit #1 well. Formal permits for the use of the drilling location and drilling operations from the Israel Lands Authority and the Haifa Regional
Planning Commission have not yet been issued, although all necessary documentation has been submitted and oral confirmations received from the relevant authorities to the effect that the required permits will be issued.
"Israel's Petroleum Law" - Unchanged except for the following: The Petroleum Rights Fees as stated in New Israeli Shekels described are also effective on January 1, 2005.
"Requirements and entitlements of holders of petroleum rights" - Unchanged

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through solicitation of proxies or otherwise, during the period from October 1, 2004, through December 31, 2004.

PART II

ITEM 5. MARKET FOR THE COMPANY's COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for the Common Stock

We commenced our initial public offering on February 17, 2004 and when the minimum amount ($6,500,000) was not subscribed by August 30, 2004, we terminated the offering as of that date. All investor funds had been held in a third-party escrow account and were subsequently returned to the investors with interest. Our common stock and warrants are not listed or traded on any stock exchange or organized market, and there is therefore no market for them.

Holders

As of April 14, 2005, there were 338 record holders of our common stock.

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

Recent Sales of Unregistered Securities (as of March 31, 2005)

As of March 31, 2005, the Company completed a private placement commenced on September 30, 2004 in which 988,750 shares of our common stock and "E" Warrants to purchase 395,500 shares of common stock were sold to ninety-four (94) investors for a total consideration of $3,955,000. Of the total consideration, $3,094,001 was paid in cash by eighty-four (84) investors, thirty-eight (38) of whom were "accredited" investors in the amount of $1,455,000, thirty-five (35) were "non-accredited" investors in the amount of $1,237,000, and eleven (11) were not residents of the United States in the amount of $402,001. The remaining consideration of $860,999 was paid by cancellation or reduction of outstanding indebtedness owed by us to thirteen (13) investors (of which three were also cash investors and all of whihc are either "accredited" or non-US residents), ten (10) of whom were directors and/or officers of the Company in the amount of $600,333, and three (3) of whom were not directors or officers of the Company in the amount of $260,666. The "E" Warrants are exercisable at $5.00 per share through December 31, 2006, and none of the Warrants have been exercised. The sales of these securities to residents of the United States were made in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto, which provide exemptions for transactions not involving a public offering. The sales of these securities to non-residents of the United States were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside the United States. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Exercise of Outstanding Warrants

On December 30, 2004, the Company extended by thirty-one (31) days the last day on which its unexercised "A" Warrants and "B" Warrants could be exercised from December 31, 2004 to January 31, 2005. During January 2005, 358,167 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005 for cash payment in the amount of $461,500, and 167,334 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005, for debt reduction and asset exchange in the total amount of $171,001. On January 31, 2005, "A" Warrants to purchase 8,833 shares of our stock expired without being exercised, and "B" Warrants to purchase 21,500 shares of our stock expired without being exercised.

The sales of securities above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All purchasers were existing creditors or stockholders of Zion, and the shares were purchased by way of warrants held by the creditors and/or stockholders that were acquired in the connection with their prior loan to the Company or purchase or purchases of common or preferred stock. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Issuer Repurchases

We did not make any repurchases of our equity securities during the quarter ending December 31, 2004.

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

Overview

We are engaged in oil and natural gas exploration upon a single license area in the State of Israel. During the four (4) years and nine months between our formation and December 31, 2004, we have raised private equity capital in the amount of $3,751,485 and have incurred an accumulated liability of $1,213,116 in order to satisfy our work commitments under our agreements with the State of Israel. Over time, all of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with three exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital. The amounts due directors, officers and key employees as of December 31, 2004 is $847,070, which amounts to 82% of our outstanding accounts payable and accrued liabilities on that date.

Our exploration efforts have resulted in approval of our first two drilling locations, with the first drilling location being the Ma'anit #1 well. We reached an agreement with the Kibbutz Ma'anit for the rentals through August 31, 2005

(the period estimated as necessary for the drilling and testing of the Ma'anit #1 well) for a lease of the surface rights to the drill site. The rent has been paid in full. A drilling contract was negotiated and signed between the Company and Lapidoth Israel Oil Prospectors Corp. on December 29, 2004, mobilization of the rig began on or about March 15, 2005, and the re-entry and deepening of the Ma'anit #1 was commenced on April 10, 2005. With the commencement of the drilling operations on the Ma'anit #1, by letter dated April 10, 2005, the Commissioner of Petroleum Affairs extended the Ma'anit-Joseph License through April 30, 2007, subject to the submission of a satisfactory plan for a continuation of exploration in the License area within four (4) months after completion of the drilling and testing of the Ma'anit #1 well. Formal permits for the use of the drilling location and drilling operaitons from the Israel Lands Authority and the Haifa Regional Planning Commission have not yet been issued, although all necessary documentation has been submitted and oral confirmations received from the relevant authorities to the effect that the required permits will be issued.

Going Concern Basis

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, insignificant revenue to date and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was ($636,284) and ($695,110) at December 31, 2004 and 2003, respectively. The negative working capital is almost solely attributable to substantial amounts of deferred compensation for officers, directors and key employees, all of whom are also shareholders of Zion.

Net cash provided by financing activities was $1,384,540 and $326,856 for the years ended December 31, 2004 and 2003, respectively, of which $500,000 in 2004 was in the form of loans from two (2) persons who later became directors and two (2) associates of one (1) of those persons. All $500,000 has since been retired by exchanging the debt for shares of stock and warrants to purchase stock in the Company. The remainder of the net cash provided was from the sale of equity securities, including the exercise of outstanding warrants. Net cash used for investments was $604,965 and $108,970 for the years ended December 31, 2004 and 2003, respectively, of which approximately 98% in 2004 and 94% in 2003 were used for capitalized exploration costs on the license.

Looking forward to 2005, we began the year with a cash balance of $468,409 versus $13,264 in 2004. We also began 2005 with a drilling contract signed with Lapidoth Israel Oil Prospectors Corp. on December 29, 2004, and paid the $60,000 deposit required at signing. Subsequently we paid an additional $40,000 deposit to Lapidoth, deposited $200,000 into a segregated drilling account (from which $100,000 was paid to Lapidoth upon rig mobilization) and made an additional $840,000 deposit into the segregated drilling account on April 10, 2005 (the date drilling of the Ma'anit #1 commenced) all as required by the drilling contract. We also have paid the $249,898 premium for Control of Well and related insurance coverage, as well as approximately $300,000 for completion items (casing, wellhead, etc.). On the date of filing hereof, we have a cash balance of approximately $500,000 and we have cash receivables in the nature of Israeli Value Added Tax refunds of approximately $180,000.

With the cash on hand, virtually no third-party debt, prospective debt financing and additional sales of equity securities, we anticipate we will have sufficient liquidity to meet our foreseeable needs.

Results of Operations

We have no revenue generating operations, as we are still a development company, however, drilling operations on the Ma'anit #1 commenced on April 10, 2005. Almost all of our net loss for the year ended December 31, 2004, comes from general and administrative expenses and the cost for the termination of Zion's initial public offering on August 30, 2004. General and administrative expenses totaled $1,131,510, consisting of $431,457 for legal and professional costs, $452,149 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $247,904. The allocated cost for the termination of our initial public offering was $507,380.

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

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment" (FAS 123R), which requires that compensation costs relating to share-based payments be recognized in the Company's financial statements. The Company currently accounts for those payments under the recognition and measurement principles of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company believes FAS 123R will have no impact on the Company's financial statements

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, - an Amendment of APB Opinion No. 29," (FAS 153), which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e. recorded on a carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. The Company believes the FAS 153 will have no impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are included at page F-1 below.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Executive Officers and Directors
Incorporated by reference to the following section of the Prospectus:
"MANAGEMENT" - Unchanged except for the following: (i) Ralph F. DeVore resigned as a Director on
December 30, 2004; (ii) the age of each person listed has advanced by one (1) year; (iii) at the Annual
Meeting of the Board of Directors on September 28, 2004, John Brown did not stand for re-election as Chief Executive Officer, and was re-elected as Chairman of the Board; (iv) at the same Meeting,
Gene Soltero relinquished the office of Chief Operating Officer, he was re-elected as President and was elected to the additional position of Chief Executive Officer; (v) all references to the Company's initial public offering should be deleted; (vi) at the same Meeting, the Bylaws of the Company were amended to increase the number of Directors from nine (9) to eleven (11) and redefine the responsibilities of the Chairman to clarify that an officer other than the Chairman could serve as the Company's Chief
Executive Officer; and (vii) the elections of Robert Render, Richard Rinberg and James (Andy) Barron
as Directors as set forth below.

Incorporated by reference to Form 8-K dated November 19, 2004, Item 5.03 with respect to amendments of the Company's bylaws.

Incorporated by reference to Form 8-K, dated November 19, 2004, Item 5.02, sub-part (3) with respect to the appointment of Robert Render as a new Director, and sub-part (4) with respect to the appointment of Richard Rinberg as a new Director.

Incorporated by reference to Form 8-K dated January 5, 2005 with respect to the resignation of Ralph
F. DeVore as a Director.

At a Board meeting in Tel Aviv, Israel on April 3, 2005, Dr. James (Andy) Barron was elected as a
Director of the Company. Dr. Barron is an orthodontist, living and practicing orthodontics in Temple,
Texas. Upon his appointment as a Director, Dr. Barron was awarded warrants to purchase 25,000 shares of common stock of the company exercisable at $4.00 per share at any time through December 31, 2006.
As a non-management Director, Dr. Barron will receive a $1,000 per month honorarium.

Information Regarding the Board of Directors and Committees

Our Board of Directors is divided into three (3) classes of Directors, with each class (except for the initial classes) elected to a three (3) year term every third year and holding office until their successors are elected and qualified. The class whose term of office will expire at our 2005 Annual Meeting of Shareholders consists of Eugene A. Soltero, Eitan Lubitch and Paul Oroian. The class whose term of office will expire at our 2006 Annual Meeting of Shareholders consists of John M. Brown, Z. Sheldon Fink, James (Andy) Barron and Robert Render. The class whose term of office will expire at our 2007 Annual Meeting of Shareholders consists of Philip Mandelker, Glen H. Perry, Kent S. Siegel and Richard Rinberg.

As described below, our Board of Directors has established four (4) committees: an audit committee, a compensation committee, a nominating committee and a corporate governance committee. Members of the Committees are appointed annually by the Board of Directors to serve at the discretion of the Board until their successors are appointed or the earlier of their resignation or removal.

Of the eleven (11) current members of our Board of Directors six (6) meet the criteria of independence set by the Sarbanes-Oxley Act of 2002 and SEC regulations for audit committee membership (SEC independence criteria). These are Eitan Lubitch, Z. Sheldon Fink, Paul Oroian, Kent Siegel, Richard Rinberg and Dr. Andy Barron, five (5) of whom also meet the criteria of independence set by the NASD for membership on the board of a NASDAQ market listed company (NASD independence criteria).

Audit Committee and Audit Committee Financial Expert

Incorporated by reference to the following sections of the Prospectus: "MANAGEMENT--Audit Committee", said section being unchanged. On February 24, 2004, our board of directors resolved to expand the responsibilities of the Audit Committee to include those of the Qualified Legal Compliance Committee established by the Board. On the same day our Board of Directors adopted an Audit Committee Charter. A copy of the Audit Committee Charter is available on our website at www.zionoil.com/company/corpgov.html.

Procedures for Security Holder Nominations to Board of Directors

On February 24, 2004, our board of directors adopted a charter for our Nominating Committee. See the following section of the Prospectus: "MANAGEMENT -- Nominating Committee" which is incorporated herein by reference, said section being unchanged except as follows: (i) effective September 28, 2004, and with the appointment of Eugene A. Soltero as the Chief Executive Officer, Mr. Brown currently serves only as Chairman of the Company; and (ii) with his appointment as Director on November 4, 2004, Richard Rinberg was also appointed to serve on the Nominating Committee. As Annex B to the Nominating Committee Charter, our board adopted a set of procedures for shareholder nominations to our board. A copy of the Nominating Committee Charter, including Annex B -- Shareholder Nominee Procedures, is available on our website at www.zionoil.com/company/corpgov.html.

Compliance with Section 16(a) of the Exchange Act

Until our securities are listed on a national exchange, neither Zion nor our directors, officers or beneficial owners of more than 10% of any class of Zion's equity securities are subject to reporting requirements under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to each of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is available on our website at www.zionoil.com/company/corpgov.html.

We intend to disclose any amendment to a provision of, and the grant of any waiver of from a provision of, our Code of Business Conduct and Ethics that applies or relates to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website at www.zionoil.com/company/corpgov.html.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

Directors who are not Company employees or officers receive $1,000 per month. Directors who are Company officers receive no extra compensation for service on the board.

Executive Officer Compensation

The following table provides the compensation of our executive officers, direct or indirect, for services rendered in all capacities for the fiscal years ended December 31, 2004, 2003, 2002 and 2001 and the period from April 6, 2000 through December 31, 2000, of which all has been paid except approximately $2,042 to Mr. Brown, $247,536 to Mr. Soltero, $134,251 to Mr. Perry and $206,360 to Mr. Mandelker:
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
	2000	-	-	-	-	-	-	-
John Brown	2001	7,500	-	-	-	-	-	-
Chairman	2002	30,000	-	-	-	-	-	-
	2003	60,000	80,000	10,000	-	-	-	-
	2004	120,000	-	-	-	-	-	-
	2000	-	-	-	-	-	-	-
Eugene Soltero	2001	25,000	-	-	-	310,000	-	-
President &	2002	60,000	80,000	-	-	100,000	-	-
CEO	2003	120,000	-	-	-	-	-	-
(1)	2004	212,500	-	-	-	-	-	-
	2000	10,000	-	-	-	-	-	-
Glen Perry	2001	60,000	-	-	-	-	-	-
Executive VP	2002	60,000	-	-	-	-	-	-
	2003	120,000	-	-	-	-	-	-
	2004	200,000	-	-	-	-	-	-
	2000	25,000	-	-	-	-	-	-
Philip	2001	63,750	-	-	-	-	-	-
Mandelker	2002	75,000	-	-	-	-	-	-
General Counsel	2003	114,000	-	-	-	-	-	-
	2004	200,000	-	-	-	-	-	-

(1) Incorporated by reference to Form 8-K filed on November 19, 2004, Item 5.02, sub-part 2, with respect to the compensation of Eugene A. Soltero being increased from $200,000 to $250,000 annually effective October 1, 2004, upon Mr. Soltero's election to the additional position of Chief Executive Officer at the September 28, 2004 Annual Meeting of the Board of Directors.

The executive employment agreements which have been approved by our board of directors and have been fully executed. Incorporated by reference to Prospectus - Executive Employment Arrangements and Letters of Intent.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding beneficial ownership of our common stock as of April 14, 2005 by:

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

The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person (and/or pursuant to proxies held by that person) that were exercisable on April 14, 2005 or became exercisable within 60 days following that date are considered outstanding. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 6,568,288 shares of common stock outstanding as of April 14, 2005. As of April 14, 2005, we had 338 holders of record of our common stock.

The address of John Brown, Eugene Soltero, Glen Perry, Paul Oroian, Kent S. Siegel, Robert Render and Dr. James (Andy) Barron is 6510 Abrams Rd., Suite 300, Dallas, TX 75214. The address of Philip Mandelker, Z. Sheldon Fink, Eitan Lubitch and Richard Rinberg is 9 Yair Stern St., Herzliya, 46412 Israel.
	Amount and		Percentage of
	Nature of Beneficial		Outstanding
Name	Ownership		Common Stock
John M. Brown	3,257,000	(1)	49.5%
Ralph DeVore	738,147	(2)	11.2%
Philip Mandelker	508,783	(3)	7.7%
Eugene A. Soltero	496,208		7.5%
Glen Perry	471,000	(4)	7.2%
Robert Render	146,500	(5)	2.2%
Richard Rinberg	141,000	(6)	2.1%
James Barron	129,000	(7)	2.0%
Kent S. Siegel	32,875	(8)	0.5%
Eitan Lubitch	30,250	(9)	0.5%
Z. Sheldon Fink	28,500	(10)	0.4%
Paul Oroian	28,500	(10)	0.4%
All directors and executive	4,138,399	(11)	60.7%
officers as a group (11 persons)

(1)Includes (a) 100,000 shares of common stock owned by Mr. Brown's wife; (b) 2,665,500 shares of common stock owned by others for which Mr. Brown holds voting proxies, including the 100,000 shares owned by his wife; and (c) warrants to purchase 16,000 share

(2)Includes 522,531 shares of common stock owned by others for which Mr. DeVore holds voting proxies.

(3) Includes warrants to purchase 1,500 shares of common stock until December 31, 2006 at an average price of $5.00 per share and 400,000 shares of common stock owned by a trust for Mr. Mandelker and his family.

(4) Includes warrants to purchase 5,000 shares of common stock until December 31, 2006 at an average price of $5.00 per share.

(5) Includes warrants to purchase 85,000 shares of common stock until December 31, 2006 at an average price of $3.76 per share.

(6) Includes warrants to purchase 46,000 shares of common stock until December 31, 2006 at an average price of $4.02 per share.

(7) Includes (a) 45,000 shares held by trusts for Dr. Barron's children and (b) warrants to purchase 35,000 shares of common stock until December 31, 2006 at an average price of $3.57 per share.

(8) Includes (a) warrant to purchase 25,000 shares of common stock until December 31, 2005 at $3.00 per share, (b) warrant to purchase 1,000 shares of common stock until December 31, 2006 at $5.00 per share, and (c) the following securities held by Mr. Siegel

(9) Includes (a) warrant to purchase 25,000 shares of common stock until December 31, 2005 at $3.00 per share and (b) warrant to purchase 1,500 shares of common stock until December 31, 2006 at $5.00 per share.

(10) Includes (a) warrant to purchase 25,000 shares of common stock until December 31, 2005 at $3.00 per share and (b) warrant to purchase 1,000 shares of common stock until December 31, 2006 at $5.00 per share.

(11) Includes (a) warrants to purchase 100,000 shares of common stock at $3.00 per share until December 31, 2005, (b) warrants to purchase 75,000 shares of common stock at $4.00 per share until December 31, 2006, and (c) warrants to purchase 102,000 shares of common stock at $5.00 per share until December 31, 2006.

Changes in Control

We are not aware of any arrangement that may result in a change of control of Zion.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the following section of the Prospectus: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS", said section being unchanged except as follows: (i) modification of hte Cimarron loan facility as described in Form 8-K filed on November 19, 2004, Item 5.02, sub-part 2, which is incorporated herein by reference, (ii) the $100,000 loan facility advanced by Ms. Irith Rappaport, a shareholder of Zion has been renewed and extended to June 30, 2005 and the Lender granted an option to convert the loan into common shares at a price of $4,00 per share; (iii) the relationship of Robert Render as a lender to the Company, as well as a consultant, director and shareholder of the Company, all as described in Form 8-K filed on November 19, 2004, Item 5.02, sub-part 3, which is incorporated herein by reference; (iv) the relationship of Richard Rinberg as a lender to the Company, as well as a director and shareholder of the Company, all as described in Form 8-K filed on November 19, 2004, Item 5.02, sub-part 4, which is incorporated herein by reference; (v) with the signing of employment agreements effective January 1, 2004, Eugene A. Soltero and Glen H. Perry are no longer paid as consultants to the Company, but as employees as described at Item 10. EXECUTIVE COMPENSATION above; and (vi) the Board of Directors was expanded from nine (9) to eleven (11) members at the Annual Meeting of the Board of Directors on September 28, 2004, currently a majority (6) of the Directors meet the independence criteria of the SEC and five meet the independence criteria of the NASD.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

A report on Form 8-K was filed on November 19, 2004. The events reported were:
Item 1.01:	Extension of Work Program Schedule and Conditional Extension of License.
Item 3.02:	Unregistered Sales of Equity Securities.
Item 5.02:	Departure of Principal Officer; Election of Directors; Appointment of Principal Officer
Item 5.03:	Amendments to Bylaws

A report on Form 8-K was filed on January 5, 2005. The events reported were:
Item 1.01:	Entry into a Material Definition Agreement - Drilling Contract.
Item 3.02:	Unregistered Sales of Equity Securities.
Item 3.03:	Material Modifications of Rights of Security Holders
Item 5.02:	Resignation of Director.

Exhibit Index
3.1		Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement.)
3.2		Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 19, 2004.)
9.1		Stockholders' and Voting Agreement (with John M. Brown) (incorporated by reference to Exhibit 9.1 to the Registration Statement.)
9.2		Stockholders' and Voting Agreement (with Ralph DeVore) (incorporated by reference to Exhibit 9.2 to the Registration Statement.)
10.1	(i)	Ma'anit Joseph License (incorporated by reference to Exhibit 10.1 to the Registration Statement )
	(ii)	Extension of the Ma'anit Joseph License dated April 10, 2005
10.2	(i)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and John M. Brown (incorporated by reference to Exhibit 10.2 to the Registration Statement.)
	(ii)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Eugene A. Soltero (incorporated by reference to Exhibit 10.2 of the Registration Statement.)
	(iii)	Letter Amendment dated as of October 1, 2004, between Zion Oil & Gas, Inc. and Eugene A. Soltero
	(iv)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Glen H. Perry (incorporated by reference to Exhibit 10.2 of the Registration Statement.)
	(v)	Retention Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Philip L. Mandelker (incorporated by reference to Exhibit 10.2 of the Registration Statement.)
10.3	(i)	Loan Agreement dated as of Feb. 25, 2003, between Zion Oil & Gas, Inc. and Irith Rappaport (incorporated by reference to Exhibit 10.3 of the Registration Statement.)
	(ii)	Non-Negotiable Promissory Note dated Feb. 25, 2003 from Zion Oil & Gas, Inc. to Irith Rappaport (incorporated by reference to Exhibit 10.3 of the Registration Statement.)
	(iii)	Letter Amendment dated Feb. 1, 2004 to the Loan Agreement dated 25 February 2003. (incorporated by reference to Exhibit 10.3 of the Registration Statement.)
	(iv)	Extension of Loan Agreement from Dec. 31, 2004 to June 30, 2005.
24.1		Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Principal Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Lane Gorman Trubitt L.L.P. served as our independent accountants for the years ended December 31, 2003 and 2004. Principal accounting fees for professional services rendered for us by Lane Gorman & Trubitt for the years ended December 31, 2003 and 2004 are summarized as follows:

	2003	2004

Audit (1)	24,449.00	30, 751
Audit Related (2)	2,660.00	0.00
Tax (3)	2,500.00	2,730.00
All other	140.00	0.00
Total	$ 29,749.00	$ 33,481.00

(1)	Reflects fees for professional services rendered in connection with audits and quarterly reviews of financial statements of Zion and review of and preparation of consents for the
Prospectus and statutory and regulatory filings. It does not reflect additional fees of
$7,750 for 2003 and $7,750 for 2004 billed by KPMG -- Somekh Chaikin, certified accountants, for audits of our Israeli operations.
(2)	Reflects fees, if any, for assurance and consulting services to our financial statements and reviews of our quarterly statements.
(3)	Reflects fees for services for tax compliance for the preparation of our U.S. tax returns. It does not reflect additional fees of $1,000 for 2003 and $1,000 for 2004 billed by
KPMG -- Somekh Chaikin, certified accountants, for services in connection with the preparation of our Israeli tax returns.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee considers and pre-approves any audit and non-audit engagement or relationship between Zion and any independent accountant. The Audit Committee has delegated to the Chairman of the Committee the authority to pre-approve all audit or non-audit services to be provided by an independent accountant if presented to the full Committee at its next meeting. In accordance with these procedures, the engagement of Lane Gorman & Trubitt L.L.P. to conduct the audit of our 2004 financial statements, was pre-approved by the Chairman of our Committee and approved by the Audit Committee. Lane Gorman Trubitt, L.L.P. has provided non-audit services to us in the amount of $2,640 during 2003 and $______ during 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Eugene A. Soltero	By:	/s/ William H. Avery
	Eugene A. Soltero		William H. Avery, Vice-President - Finance
	President and Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	April 15, 2005	Date:	April 15, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:
/s/ John M. Brown	Chairman of the Board	April 15, 2005
John M. Brown

/s/ E. A. Soltero	President , Chief Executive Officer and Director	April 15, 2005
Eugene A. Soltero

_____*_______	Executive Vice President and Director	April 15, 2005
Glen H. Perry

_____*_______	General Counsel, Secretary and Director	April 15, 2005
Philip Mandelker

_____*_______	Director	April 15, 2005
Robert Render

____________	Director	April 15, 2005
Eitan Lubitch

____________	Director	April 15, 2005
Z. Sheldon Fink

____________	Director	April 15, 2005
Paul Oroian

_____*_______	Director	April 15, 2005
Kent S. Siegel

____________	Director	April 15, 2005
Richard Rinberg

____________	Director	April 15, 2005
James (Andy) Barron

* By:	/s/ E. A. Soltero
Eugene A. Soltero, Attorney-in-Fact

ZION OIL & GAS, INC.

FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT

CERTIFIED PUBLIC ACCOUNTANTS

DECEMBER 31, 2004 AND 2003

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants

Balance Sheets - December 31, 2004 and 2003

Statements of Operations for the Years Ended December 31, 2004 and 2003

Statement of Changes in Stockholders' Equity

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

Notes to Financial Statements

F-11

Report of Independent Certified Public Accountants

Lane Gorman Trubitt, L.L.P.

[to be filed by amendment]

ZION OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31,

ASSETS
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$ 468,409	$ 13,264
Prepaid expenses and other	18,284	2,067
Refundable value-added tax	14,036	18
Total current assets	500,729	15,349

UNPROVED OIL AND GAS PROPERTIES	1,394,938	796,463

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $405 and $336	14,439	8,029

OTHER ASSETS
Cost associated with public offering	-	251,420
Assets held for severance benefits	4,668	4,237
Total other assets	4,668	255,657

Total assets	$ 1,914,774	$ 1,075,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	$ 103,882	$ 95,000
Accounts payable and accrued liabilities	1,009,402	609,387
Accrued liabilities	23,729	6,072
Total current liabilities	1,137,013	710,459

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	40,118	43,500

PROVISION FOR SEVERANCE PAY, NET	35,985	11,333

STOCKHOLDERS' EQUITY
Common stock, par value $.01; 20,000,000 shares
authorized; 2004 5,537,787 shares; 2003 4,858,851
shares issued and outstanding	55,378	48,589
Additional paid-in capital	3,696,107	1,636,200
Deficit accumulated in development stage	(3,049,827)	(1,374,583)
Total stockholders' equity	701,658	310,206

Total liabilities and stockholders' equity	$ 1,914,774	$ 1,075,498

The accompanying notes are an integral part of these financial statements

F-3

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

						Period from
	Year Ended			Year Ended		April 6, 2000 (inception)
	December 31, 2004			December 31, 2003		to December 31, 2004

REVENUE	$ -			$ -		$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Legal and Professional	431,457			585,825		1,447,443
Salaries	452,149			80,007		575,479
Other	247,904			131,837		461,842
Loss from operations	(1,131,510)			(797,669)		(2,484,764)

OTHER INCOME (EXPENSE)
Termination of initial public offering	(507,380)			-		(507,380)
Interest expense	(36,354)			(17,645)		(57,683)

Loss before income tax	(1,675,244)			(815,314)		(3,049,827)

Income taxes	-			-		-

NET LOSS	$ (1,675,244)			$ (815,314)		$ (3,049,827)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.33)			$ (0.19)		$ (1.35)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	5,006,390			4,220,500		2,254,822

The accompanying notes are an integral part of these financial statements

F-4
ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
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

F-5

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
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

F-6

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
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
F-7

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of shares on warrants exercise	-	-	122,000	1,225	182,525 182,525	-	183,750

Issuance of shares and warrants in
a private offering	-	-	263,083	2,631	1,007,619	-	1,010,250

Payment of officer salaries through
isuance of shares and warrants	-	-	114,603	1,146	278,050	-	279,196

Payment of director honorariums through
issuance of shares and warrants	-	-	11,250	112	44,888	-	45,000

Payment of account payable through
issuance of shares and warrants	-	-	12,500	125	49,875	-	50,000

Payment of bridge loan through
issuance of shares and warrants	-	-	125,000	1,250	498,750	-	500,000

Payment of bridge loan interest and commitment fee
through issuance of shares and warrants	-	-	7,500	75	29,925	-	30,000

Payment of bridge loan finders fee through
issuance of shares and warrants	-	-	2,500	25	7,475	-	7,500

Payment of service bonus through
issuance of shares and warrants	-	-	20,000	200	19,800	-	20,000

Costs associated with the issuance of shares	-	-	-	-	(59,000)	-	(59,000)

Net loss	-	-	-	-	-	(1,675,244)	(1,675,244)

Balances, December 31, 2004	-	-	5,537,787	$ 55,378	$ 3,696,827	$(3,049,827)	$ 701,658

The accompanying notes are an integral part of these statements

F-8
ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

							Period from
			Year Ended		Year Ended		April 6, 2000 (inception) to
			December 31, 2004		December 31, 2003		December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss			$ (1,675,244)		$ (815,314)		$ (3,049,827)
Adjustments to reconcile net loss to net cash provided
(used) in operating activities
Depreciation			80		69		485
Officer, director and other fees, paid via common stock			364,196		60,000		424,196
Interest paid through issuance of common stock			17,500		-		17,500
Write-off of costs associated with public offering			507,380		-		507,380
Change in assets and liabilities:
	Refundable value-added tax		(14,018)		(5,024)		(14,036)
	Prepaid expenses and other		(16,217)		-		(18,284)
	Accounts payable		450,015		501,066		1,451,891
	Accrued liabilities		17,657		6,072		23,729
	Severance pay		24,221		6.325		31,317
	Net cash provided/(used) in operating activities		(324,430)		(236,758)		(625,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment			(6,490)		(7,042)		(14,924)
Investment in oil and gas properties			(598,475)		(101,928)		(1,394,938)
	Net cash used in investing activities		(604,965)		(108,970)		(1,409,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related party			11,000		106,192		258,620
Loan principal repayments - related party			(5,500)		(18,282)		(77,160)
Loan proceeds -- other			500,000		-		500,000
Proceeds from sale of stock			1,194,000		362,750		2,307,150
Financing costs of issuing stock			(314,960)		(87,804)		(484,690)
	Net cash provided by financing activities		1,384,540		326,856		2,503,920

NET INCREASE (DECREASE) IN CASH			455,145		(18,872)		468,409

Cash - Beginning of period			13,264		32,136		-

Cash - End of period			$ 468,409		$ 13,264		$ 468,409

(Continued on following page)

The accompanying notes are an integral part of these statements

F-9

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Period from
	Year Ended	Year Ended	April 6, 2000 (inception) to
	December 31, 2004	December 31, 2003	December 31, 2004

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 16,050	$ 13,502	$ 16,829
Cash paid for income taxes	-	-	-
Payment of accounts payable through
issuance of preferred and common stock	50,000	356,998	786,498
Payment of note payable through issuance
of common stock	500,000	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for
financing costs	-	222,100	381,687

The accompanying notes are an integral part of these financial statements

F-10

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

The Company holds a petroleum exploration license on approximately 95,800 acres of unproved properties in north-central Israel called the "Ma'anit-Joseph License", issued to the Company by the state of Israel. The primary term on the license expires April 30, 2005 and it contains a commitment to start the drilling or re-entry of a well on or before the later of (a) March 1, 2005 or (b) forty-five (45) days following the receipt of notice of rig availability from the drilling contractor. Re-entry of the Ma'anit #1 well began on April 10, 2005. Because re-entry of the well commenced prior to April 30, 2005, the Company became entitled to receive, and effective April 10, 2005 has received, an extension of the License through April 30, 2007, subject to completion of the drilling and testing of the Ma'anit well and submission of a satisfactory plan for continuation of exploration in the License Area. On December 29, 2004, the Company signed a drilling contract with Lapidoth Israel Oil Prospectors Corp., Ltd. (the "Drilling Contract") which provides for commencement of the re-entry and deepening of the Ma'anit #1 well to a depth of between 4,000 and 5,000 meters on the later of (a) March 15, 2005 or (b) forty-five (45) days following release of the rig from its current project. The Drilling Contract was submitted to the Israeli Petroleum Commissioner (the "Commissioner") and found to be in compliance with the terms of the License. The Company holds net assets of $910,403 in Israel. The net loss associated with operations in Israel was $121,043 and $90,162 for the years ended December 31, 2004 and 2003 respectively. The net loss associated with U.S. operations was $1,554,201 and $725,152 for the years ended December 31, 2004 and 2003, respectively.

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

Management Presentation

On February 11, 2004, the Company filed a registration statement with the Securities and Exchange Commission to offer 7,000,000 shares of the Company's common stock to the public. The minimum offering requirement of $6,500,000 was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all escrow subscription funds which had been received relating to the offering were sent back to the subscribers by the escrow agent, and the Company removed from registration the 7,000,000 shares of the Company's common stock.

Management plans to continue to raise capital through debt and private offerings. Management intends to continue to use the proceeds from debt and/or equity sales to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and ultimately to achieve profitable operations.

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

Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the years ending December 31, 2004 and 2003, no unproved property was found to be impaired.

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

Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over their estimated useful lives of five to ten years using accelerated methods. Depreciation charged to expense amounted to $80 and $69 for the years ended December 31, 2004 and 2003, respectively, and $485 for the period April 6, 2000 (inception) to December 31, 2004.

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

Costs Associated With Public Offering

Costs associated with each specific private or public offering are accumulated until either the closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are a reduction to the paid-in capital attributable to the offering. As of December 31, 2003, $251,420 of equity offering costs were attributable to the public offering of common stock pursuant to a registration statement filed with the Securities and Exchange Commission on February 11, 2004. On August 31, 2004 the Company charged to expense $507,380 associated with the registration statement filed with the Securities and Exchange Commission on February 11, 2004 which was terminated. Included as a reduction to paid-in capital during 2004 and 2003 is $59,000 and $58,484 associated with private offerings of common stock.

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

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the year ended December 31, 2004, as all stock options granted under those plans had and exercise price equal to or greater than the fair market value of the underlying common stock on the date of the grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company selected the prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recognized in 2003 and 2002 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In accordance with the prospective method of adoption, results for years prior to 2003 have not been restated.

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment" (FAS 123R), which requires that compensation costs relating to share-based payments be recognized in the Company's financial statements. The Company currently accounts for those payments under the recognition and measurement principles of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company believes FAS 123R will have no impact on the

Company's financial statements.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, - an Amendment of APB Opinion No. 29," (FAS 153), which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e. recorded on a carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. The Company believes the FAS 153 will have no impact on the Company's financial statements.

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
a.	The liability in respect of certain of the Company's employees is discharged in part by participating in a defined contribution pension plan and making regular deposits with recognized pension funds. The deposits are based on certain components of the salaries of the said employees. The custody and management of the amounts so deposited are independent of the Company's control and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheet.
b.	Part of the liability is discharged by deposits made with severance pay funds.
c.	The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision.
d.	The income (expenses) in respect of severance pay for the year ended December 31, 2004 and 2003 and the period from April 6, 2000 to December 31, 2004 amounted to $28,221, $6,325 and $31,317, respectively.
e.	Withdrawals from the funds may be made only upon termination of employment.
f.	The Company's liability for termination of the employer-employee relationship is composed as follows at December
31,:

	2004	2003
Provision for severance pay	$ 35,985	$11,333
Amounts funded including accumulated income	4,668	4,237
	$ 31,317	$ 7,096

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

4. STOCKHOLDERS' EQUITY

The Company has reserved 977,334 shares of common stock as of December 31, 2004 for the exercise of warrants. These warrants have been excluded from earnings per share calculations because they are anti-dilutive at December 31, 2004 and 2003. These warrants could potentially dilute basic earnings per share in future years. The warrants exercise prices and expiration dates are as follows:

Exercise	Number	Expiration
Price	of Shares	Date

$ 1.00	378,834	January 31, 2005
1.50	197,000	January 31, 2005
3.00	130,000	December 31, 2005
3.00	40,000	December 31, 2006
4.00	50,000	December 31, 2006
5.00	181,500	December 31, 2006
	977,344

	Number	Weighted Average
	of Shares	Exercise Price

Granted to:
Employees, officers and directors	325,270	1.66
Others	65,500	1.50
Expired/canceled	-	-
Exercised	(382,583)	.76
Outstanding, December 31, 2003	898,520	1.42
Granted to:
Employees, officers and directors	90,000	4.72
Others	211,500	4.22
Expired/canceled	-	-
Exercised	(222,686)	1.36
Outstanding, December 31, 2004	977,334	2.34

In connection with the recapitalization merger on July 9, 2003, all outstanding options were converted to warrants. If not previously exercised, of those outstanding at December 31, 2003, warrants to purchase 798,520 shares of common stock will expire on December 31, 2004 and warrants to purchase 100,000 shares will expire on December 31, 2005.

The fair value of each warrant granted was estimated on the date of grant using the Minimum Value option-pricing model with the following assumptions:

Risk-free interest rate	2.00%
Expected dividends	-
Expected terms (in years)	3.0

Compensation cost is determined based on the fair value at the grant dates for awards. The fair value and compensation cost associated with grants of warrants during 2004 and 2003 is $0 for each year. The fair values generated by the

Minimum Value model may not be indicative of the future benefit, if any, that may be received by the option or warrant holder.

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

Notes payable to related parties includes $44,000 under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the President of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (4.25% at December 31, 2004) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice.

Notes payable to related parties includes a $100,000 note payable under a line of credit loan agreement with a shareholder of the Company in the maximum amount of $100,000 to be repaid out of the first $200,000 in receipts from a public offering, or on June 30, 2005, which ever occurs first. Any outstanding balance may be converted at the election of the lender to shares of common stock at $4.00 per share. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 1,000 shares of preferred stock and warrants to purchase 5,000 shares of the Company's common stock.

On June 30, 2004 and August 25 and 31, 2004, pursuant to a loan agreement dated June 30, 2004, the Robert E. Render Trust (the "Render Trust") a trust controlled by Mr. Robert Render (who was, on September 28, 2004, elected a director of the Company) loaned the Company $100,000, $80,000 and $20,000 respectively ($200,000 in the aggregate)(each such loan, a "Render Loan" and collectively the "Render Loans"). Each Render Loan bore interest at the rate of 10% annually and was due March 2, 2005, subject to Mr. Render's right to convert each Render Loan into a five year amortized term loan. In connection with each Render Loan, the Company granted the Render Trust a warrant to purchase respectively 20,000, 16,000 and 4,000 (40,000 in the aggregate) shares of common stock of the Company at $3.00 per share exercisable at any time between January 1 and December 31, 2006. On September 30, 2004, the Render Trust forgave all of the Render Loans in consideration for 50,000 shares of common stock of the Company and warrants to purchase 20,000 shares of common stock of the Company at $5.00 per share, exercisable at any time through December 31, 2006.

Principal payments on notes payable to related parties are as follows for each of the future years ending December 31,:
2005	$103,882
2006	3,989
2007	4,203
2008	4,430
2009	4,668
2010	22,828
$144,000

Included in accounts payable at December 31, 2004 and 2003 are payables to officers and directors of the Company totaling $847,070 and $248,162, respectively for salaries, consulting services, bonuses and reimbursement of expenses.

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

6. INCOME TAXES

The Company's deferred tax assets (liabilities) consist of the following:
	December 31, 2004	December 31, 2003
Deferred tax assets (liabilities):
Net operating loss carry forwards	$ 1,627,372	$ 809,815
Unproved oil & gas properties	(505,246)	(288,854)
	1,122,126	520,961
Less valuation allowance	(1,122,126)	(520,961)
Net deferred tax assets	$ -	$ -

The difference from the expected income tax expense for the year ended December 31, 2004 at the statutory federal tax rate of 34% for the United States of America and 35% for Israel and the actual income tax expense is primarily the result of net operating loss carryforwards and temporary differences between financial statement and income tax recognition of depreciation and amortization.

The valuation allowance was established to reduce the deferred tax asset for the amounts that more likely than not will not be realized. This reduction is primarily necessary due to the uncertainty of the Company's ability to utilize all of the net operating loss carryforwards. The valuation allowance increased $601,165 and $307,077 in 2004 and 2003, respectively.

At December 31, 2004, the Company has available net operating loss carryforwards of approximately $3,055,000 to reduce future U. S. taxable income. These carryforwards expire from 2020 to 2025.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index. At December 31, 2004, the Company has available net operating loss carryforwards of approximately $1,727,000 to reduce future Israeli taxable income.

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

At December 31, 2004, the Company does not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

Drilling Commitment

On December 29, 2004, the Company signed a drilling contract with Lapidoth Israel Oil Prospectors Corp., Ltd. The contract calls for a daily rate of $14,000 to be paid by the Company as well as a $100,000 mobilization and $100,000 demobilization fee. Of these sums, $60,000 relating to mobilization was paid on signing of the contract. On February 15, 2005 an additional $40,000 relating to the demobilization fee was required and paid. On March 7, 2005, $200,000 was deposited in a Company account managed by a trustee in respect to this contract, $100,000 of which related to the mobilization fee which was paid to contractor on mobilization of the rig on March 20, 2005. An additional $840,000 was deposited in the same account on April 10, 2005, to cover the daily rate of the contract for the first 60 drilling days.

Lease Commitment

The Company is obligated under an operating lease for office space through 2008. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2004. Rent expense for all operating leases was approximately $36,664 and $13,277, net of month-to-month sublease income of $21,840 and $7,464 for 2004 and 2003, respectively. During 2003, the Company entered into a five year lease agreement for office space in Dallas, Texas. The future minimum lease payments are as follows:

2005	49,244
2006	49,560
2007	51,138
2008	42,615
$ 192,557

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

8. SUBSEQUENT EVENTS

Exercise of Warrants

In January 2005, warrants to purchase 358,167 shares of the Company's common stock were exercised raising a total of $461,500. Warrants to purchase 167,334 shares of the Company's common stock were exercised to reduce debt and accounts payable totaling $171,001.

Private Placement Offering

In January, February, and March 2005, the Company raised $1,210,000 through the issuance of 302,500 shares of common stock and warrants to purchase 121,000 shares of the Company's common stock at $5 per share in a private placement offering. The warrants expire December 31, 2006.