Form 10KSB/A
period 2004-12-31
ZION OIL & GAS INC
filed 2005-05-06
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-KSB/A
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2004 were $0. The Issuer had 6,558,288 shares of common stock outstanding as of April 14, 2005. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of April 14, 2005, was $0, as no public market currently exists.

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
"Summary of Material Corporate Events" - Unchanged except for the addition of the following:
As a result of our failure to raise the specified minimum amount of investment, we abandoned our initial public offering as of August 30, 2004. We commenced a private placement of Company securities on September 30, 2004 and terminated it on March 31, 2005. See ITEM 5 "Recent Sales of Unregistered Securities."

Incorporated by reference to Section 5 "Corporate Governance and Management" of the Form 8-K filed on November 19, 2004.

Incorporated by reference to Form 8-K filed on January 5, 2005, in connection with the resignation of Ralph
F. DeVore as a Director of the Company.

"PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION" -
"Markets" - Unchanged, except that the price per million BTU for which we believe we will be able to sell our natural gas is estimated to be $2.85
"Charitable Trusts" - Unchanged

ITEM 2. DESCRIPTION OF PROPERTY
Incorporated by reference to the following section of the Prospectus:
"BUSINESS AND PROPERTIES" -
"Properties" - Unchanged except for the following: We reached an agreement with the Kibbutz Ma'anit with respect to the rental through August 31, 2005 (the period estimated as necessary for the drilling of the Ma'anit #1 well) of surface rights to the drill site. The rent has been paid in full. A drilling contract was negotiated and signed between the Company and Lapidoth Israel Oil Prospectors Corp. on
December 29, 2004, rig-up began on or about March 20, 2005 and the re-entry and deepening of the Ma'anit
#1 was commenced on April 10, 2005. With the commencement of the drilling operations on the Ma'anit #1, the Commissioner of Petroleum Affairs extended the Ma'anit -Joseph License through April 30, 2007, subject to the submission of a satisfactory plan for a continuation of exploration in the License area within four (4) months after completion of the drilling and testing of the Ma'anit #1 well. Formal permits for the use of the drilling location and drilling operations from the Israel Lands Authority and the Haifa Regional
Planning Commission have not yet been issued, although all necessary documentation has been submitted and oral confirmations received from the authorities to the effect that the required permits will be issued.
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

Recent Sales of Unregistered Securities (as of March 31, 2005)

As of March 31, 2005, the Company completed a private placement commenced on September 30, 2004 in which 988,750 shares of our common stock and "E" Warrants to purchase 395,500 shares of common stock were sold to ninety-two (92) investors for a total consideration of $3,955,000. Of the total consideration, $3,092,501 was paid in cash by eighty-four (84) investors, thirty-eight (38) of whom were "accredited" investors in the amount of $1,455,000, thirty-four (34) were "non-accredited" investors in the amount of $1,237,000, and eleven (11) were not residents of the United States in the amount of $400,501. The remaining consideration of $862,499 was paid by cancellation or reduction of outstanding indebtedness owed by us to thirteen (13) investors (of whom three were also cash investors and all of whom were either "accredited" or non-US residents), ten (10) of whom were directors and/or officers of the Company in the amount of $575,833, and four (4) of whom were not directors or officers of the Company in the amount of $286,666. The "E" Warrants are exercisable at $5.00 per share through December 31, 2006, and none of the Warrants have been exercised. The sales of these securities to residents of the United States were made in reliance upon Section 4(2)

of the Securities Act and Regulation D promulgated pursuant thereto, which provide exemptions for transactions not involving a public offering. The sales of these securities to non-residents of the United States were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside the United States. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Exercise of Outstanding Warrants

On December 30, 2004, the Company extended by thirty-one (31) days the last day on which its unexercised "A" Warrants and "B" Warrants could be exercised from December 31, 2004 to January 31, 2005. During January 2005, 358,167 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005 for cash payment in the amount of $461,500, and 7,334 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005, for debt reduction in the total amount of $11,001. 160,000 shares were issued pursuant to exercise of "A" Warrants to purchase shares at $1.00 per share in exchange for 40,000 of shares o four common stock. On January 31, 2005, "A" Warrants to purchase 8,833 shares of our stock expired without being exercised, and "B" Warrants to purchase 21,500 shares of our stock expired without being exercised.

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

Overview

We are engaged in oil and natural gas exploration upon a single license area in the State of Israel. During the four (4) years and nine months between our formation and December 31, 2004, we raised private equity capital in the amount of $3,751,485 and incurred an accumulated liability of $1,213,116 in order to satisfy our work commitments under our agreements with the State of Israel. Over time, all of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with three exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital. The amounts due directors and officers as of December 31, 2004 is $642,189, which amounts to 62% of our outstanding accounts payable and accrued liabilities on that date, as described in "Executive Officer Compensation" on page 10 below.

Our exploration efforts have resulted in approval of our first two drilling locations, with the first drilling location being the Ma'anit #1 well. We reached an agreement with Kibbutz Ma'anit for the lease through August 31, 2005 (the period estimated as necessary for the drilling and testing of the Ma'anit #1 well) of the surface rights to the drill site. The rent has been paid in full. A drilling contract was negotiated and signed between the Company and Lapidoth Israel Oil Prospectors Corp. on December 29, 2004, mobilization of the rig began on or about March 15, 2005, and the re-entry and deepening of the Ma'anit #1 was commenced on April 10, 2005. With the commencement of the drilling operations on the Ma'anit #1, by letter dated April 10, 2005, the Commissioner of Petroleum Affairs extended the Ma'anit-Joseph License through April 30, 2007, subject to the submission of a satisfactory plan for a continuation of exploration in the License area within four (4) months after completion of the drilling of the Ma'anit #1 well. Formal permits for the use of the drilling location and drilling operations from the Israel Lands Authority and the Haifa Regional Planning Commission have not yet been issued, although all necessary documentation has been submitted and oral confirmations received from the relevant authorities to the effect that the required permits will be issued.

Going Concern Basis

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, insignificant revenue to date and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions in the past has created doubt about our ability to continue as a going concern. However, the success of our recent private placement of $3,955,000 in common stock and warrants and the recent two-year extension of our exploration license in Israel have put much of that doubt to rest. See "Liquidity and Capital Resources," below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was ($676,402) and ($695,110) at December 31, 2004 and 2003, respectively. The negative working capital is primarily attributable to substantial amounts of deferred compensation for officers, directors and key employees, all of whom are also shareholders of Zion.

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

Results of Operations

We have no revenue generating operations, as we are still a development company; however, drilling operations on the Ma'anit #1 commenced on April 10, 2005. Almost all of our net loss for the year ended December 31, 2004, comes from general and administrative expenses and the cost for the termination of Zion's initial public offering on August 30, 2004. General and administrative expenses totaled $1,131,510, consisting of $431,457 for legal and professional costs, $452,149 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $247,904. The allocated cost for the termination of our initial public offering was $507,380.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Executive Officers and Directors
Incorporated by reference to the following section of the Prospectus:
"MANAGEMENT" - Unchanged except for the following: (i) Ralph F. DeVore resigned as a Director on
December 30, 2004; (ii) the age of each person listed has advanced by one (1) year; (iii) at the Annual
Meeting of the Board of Directors on September 28, 2004, John Brown did not stand for re-election as Chief Executive Officer, and was re-elected as Chairman of the Board; (iv) at the same Meeting,
Gene Soltero relinquished the office of Chief Operating Officer, he was re-elected as President and was elected to the additional position of Chief Executive Officer; (v) all references to the Company's initial public offering should be deleted; (vi) at the same Meeting, the Bylaws of the Company were amended to increase the number of Directors from nine (9) to eleven (11) and redefine the responsibilities of the Chairman to clarify that an officer other than the Chairman could serve as the Company's Chief
Executive Officer; and (vii) the elections of Robert Render, Richard Rinberg and James Barron as Directors as set forth below.

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

At a Board meeting in Tel Aviv, Israel on April 3, 2005, Dr. James Barron was elected as a
Director of the Company. Dr. Barron is an orthodontist, living and practicing orthodontics in Temple,
Texas. Upon his appointment as a Director, Dr. Barron was awarded warrants to purchase 25,000 shares of common stock of the company exercisable at $4.00 per share at any time through December 31, 2006.
As a non-management Director, Dr. Barron will receive a $1,000 per month honorarium.

Information Regarding the Board of Directors and Committees

Our Board of Directors is divided into three (3) classes of Directors, with each class (except for the initial classes) elected to a three (3) year term every third year and holding office until their successors are elected and qualified. The class whose term of office will expire at our 2005 Annual Meeting of Shareholders consists of Eugene A. Soltero, Eitan Lubitch and Paul Oroian. The class whose term of office will expire at our 2006 Annual Meeting of Shareholders consists of John M. Brown, Z. Sheldon Fink, James A. Barron and Robert Render. The class whose term of office will expire at our 2007 Annual Meeting of Shareholders consists of Philip Mandelker, Glen H. Perry, Kent S. Siegel and Richard Rinberg.

As described below, our Board of Directors has established four (4) committees: an audit committee, a compensation committee, a nominating committee and a corporate governance committee. Members of the Committees are appointed annually by the Board of Directors to serve at the discretion of the Board until their successors are appointed or the earlier of their resignation or removal.

Of the eleven (11) current members of our Board of Directors six (6) meet the criteria of independence set by the Sarbanes-Oxley Act of 2002 and SEC regulations for audit committee membership (SEC independence criteria). These are Eitan Lubitch, Z. Sheldon Fink, Paul Oroian, Kent Siegel, Richard Rinberg and James Barron, five (5) of whom also meet the criteria of independence set by the NASD for membership on the board of a NASDAQ market listed company (NASD independence criteria).

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

Executive Officer Compensation

The following table provides the compensation of our executive officers, direct or indirect, for services rendered in all capacities for the fiscal years ended December 31, 2004, 2003, 2002 and 2001 and the period from April 6, 2000 through December 31, 2000, of which all has been paid except approximately $2,042 to Mr. Brown, $247,536 to Mr. Soltero, $134,251 to Mr. Perry and $206,360 to Mr. Mandelker. Does not include Mr. Avery, our vice president of finance, a corporate officer, but not an executive officer and to whom we owe $52,000 of deferred compensation.
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
	2000	-	-	-	-	-	-	-
John Brown	2001	7,500	-	-	-	-	-	-
Chairman	2002	30,000	-	-	-	-	-	-
	2003	60,000	80,000	10,000	-	-	-	-
	2004	120,000	-	-	-	-	-	-
	2000	-	-	-	-	-	-	-
Eugene Soltero	2001	25,000	-	-	-	310,000	-	-
President &	2002	60,000	80,000	-	-	100,000	-	-
CEO	2003	120,000	-	-	-	-	-	-
(1)	2004	212,500	-	-	-	-	-	-
	2000	10,000	-	-	-	-	-	-
Glen Perry	2001	60,000	-	-	-	-	-	-
Executive VP	2002	60,000	-	-	-	-	-	-
	2003	120,000	-	-	-	-	-	-
	2004	200,000	-	-	-	-	-	-
	2000	25,000	-	-	-	-	-	-
Philip	2001	63,750	-	-	-	-	-	-
Mandelker	2002	75,000	-	-	-	-	-	-
General Counsel, Secretary	2003	114,000	-	-	-	-	-	-
(2)	2004	200,000	-	-	-	-	-	-

(1) Incorporated by reference to Form 8-K filed on November 19, 2004, Item 5.02, sub-part 2, with respect to the compensation of Eugene A. Soltero being increased from $200,000 to $250,000 annually effective October 1, 2004, upon Mr. Soltero's election to the additional position of Chief Executive Officer at the September 28, 2004 Annual Meeting of the Board of Directors.

(2) The law firm with which Mr. Mandelker is "Of Counsel" received during 2004, $25,500 in fees from the Company for providing Mr. Mandelker with office and secretarial services.

The executive employment agreements have been approved by our board of directors and have been signed as of January 1, 2004, upon which date Messrs. Brown, Soltero and Perry became employees of Zion. Mr. Mandelker continues as a consultant on retainer. Incorporated by reference to Prospectus - Executive Employment Arrangements and Letters of Intent.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the following section of the Prospectus: "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS", said section being unchanged except as follows: (i) the appointment of Karen Soltero (daughter of the president of the Company) to a management position as described in Form 8-K filed on November 19, 2004, Item 5.02, sub-part 2, which is incorporated herein by reference, subject to the increase in April 2005 of Ms. Soltero's annual salary to $60,000; (ii) the $100,000 loan facility (the outstanding balance on April 15, 2005 being $75,000) advanced by Ms. Irith Rappaport, a shareholder of Zion has been renewed and extended to June 30, 2005 and the Lender granted an option to convert the loan into common shares at a price of $4.00 per share, with a warrant attached to purchase one share of common stock at $5.00 per share until December 31, 2005 for each $10.00 of loan converted into common shares; (iii) the relationship of Robert Render as a lender to the Company, as well as a consultant, director and shareholder of the Company, all as described in Form 8-K filed on November 19, 2004, Item 5.02, sub-part 3, which is incorporated herein by reference; (iv) the relationship of Richard Rinberg as a lender to the Company, as well as a director and shareholder of the Company, all as described in Form 8-K filed on November 19, 2004, Item 5.02, sub-part 4, which is incorporated herein by reference; (v) with the signing of employment agreements effective January 1, 2004, John Brown, Eugene A. Soltero and Glen H. Perry are no longer paid as consultants to the Company, but as employees as described at Item 10. EXECUTIVE COMPENSATION above; and (vi) the Board of Directors was expanded from nine (9) to eleven (11) members at the Annual Meeting of the Board of Directors on September 28, 2004; and currently a majority (6) of the Directors meet the independence criteria of the SEC and five meet the independence criteria of the NASD.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Lane Gorman Trubitt, L.L.P. served as our independent accountants for the years ended December 31, 2003 and 2004. Principal accounting fees for professional services rendered for us by Lane Gorman Trubitt, L.L.P. for the years ended December 31, 2003 and 2004 are summarized as follows:

	2003	2004

Audit (1)	24,449.00	25,262.00
Audit Related (2)	2,660.00	4,959.25
Tax (3)	2,500.00	2,730.00
All other	140.00	0.00
Total	$ 29,749.00	$ 32,951.25

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

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee considers and pre-approves any audit and non-audit engagement or relationship between Zion and any independent accountant. The Audit Committee has delegated to the Chairman of the Committee the authority to pre-approve all audit or non-audit services to be provided by an independent accountant if presented to the full Committee at its next meeting. In accordance with these procedures, the engagement of Lane Gorman Trubitt, L.L.P. to conduct the audit of our 2004 financial statements, was pre-approved by the Chairman of our Committee and approved by the Audit Committee. Lane Gorman Trubitt, L.L.P. has provided non-audit services to us in the amount of $2,640 during 2003 and $2,730 during 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Eugene A. Soltero	By:	/s/ William H. Avery
	Eugene A. Soltero		William H. Avery, Vice-President - Finance
	President and Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	April 29, 2005	Date:	April 29, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:
/s/ John M. Brown	Chairman of the Board	April 29, 2005
John M. Brown

/s/ E. A. Soltero	President , Chief Executive Officer and Director	April 29, 2005
Eugene A. Soltero

_____*_______	Executive Vice President and Director	April 29, 2005
Glen H. Perry

_____*_______	General Counsel, Secretary and Director	April 29, 2005
Philip Mandelker

_____*_______	Director	April 29, 2005
Robert Render

____________	Director	April 29, 2005
Eitan Lubitch

_____*_______	Director	April 29, 2005
Z. Sheldon Fink

____________	Director	April 29, 2005
Paul Oroian

_____*_______	Director	April 29, 2005
Kent S. Siegel

_____*_______	Director	April 29, 2005
Richard Rinberg

____________	Director	April 29, 2005
James (Andy) Barron

* By:	/s/ E. A. Soltero
Eugene A. Soltero, Attorney-in-Fact

ZION OIL & GAS, INC.

FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTANTING FIRM

DECEMBER 31, 2004 AND 2003

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2004 and 2003

Statements of Operations for the Years Ended December 31, 2004 and 2003

Statement of Changes in Stockholders' Equity

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

F-9

Notes to Financial Statements

F-11

Report of Independent Registered Accountants

ZION OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31,

ASSETS
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$ 468,409	$ 13,264
Prepaid expenses and other	18,284	2,067
Refundable value-added tax	14,036	18
Total current assets	500,729	15,349

UNPROVED OIL AND GAS PROPERTIES	1,394,938	796,463

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $485 and $405	14,439	8,029

OTHER ASSETS
Cost associated with public offering	-	251,420
Assets held for severance benefits	4,668	4,237
Total other assets	4,668	255,657

Total assets	$ 1,914,774	$ 1,075,498

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	$ 144,000	$ 95,000
Accounts payable and accrued liabilities	1,009,402	609,387
Accrued liabilities	23,729	6,072
Total current liabilities	1,177,131	710,459

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	-	43,500

PROVISION FOR SEVERANCE PAY, NET	35,985	11,333

STOCKHOLDERS' EQUITY
Common stock, par value $.01; 20,000,000 shares
authorized; 2004 5,537,787 shares; 2003 4,858,851
shares issued and outstanding	55,378	48,589
Additional paid-in capital	3,696,107	1,636,200
Deficit accumulated in development stage	(3,049,827)	(1,374,583)
Total stockholders' equity	701,658	310,206

Total liabilities and stockholders' equity	$ 1,914,774	$ 1,075,498

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

						Period from
	Year Ended			Year Ended		April 6, 2000 (inception)
	December 31, 2004			December 31, 2003		to December 31, 2004

REVENUE	$ -			$ -		$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Legal and Professional	431,457			585,825		1,447,443
Salaries	452,149			80,007		575,479
Other	247,904			131,837		461,842
Total	1,131,510			797,669		2,484,764
Loss from operations	(1,131,510)			(797,669)		(2,484,764)

OTHER INCOME (EXPENSE)
Termination of initial public offering	(507,380)			-		(507,380)
Interest expense	(36,354)			(17,645)		(57,683)

Loss before income tax	(1,675,244)			(815,314)		(3,049,827)

Income taxes	-			-		-

NET LOSS	$ (1,675,244)			$ (815,314)		$ (3,049,827)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.33)			$ (0.19)		$ (1.35)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	5,006,390			4,220,500		2,254,822

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

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of shares in connection
with executive employment	-	- -	50,000	500	49,500	-	50,000

Issuance of shares on warrants exercise	-	-	165,000	1,650	31,350	-	33,000

Issuance of dividend shares to
record holders as of December 31, 2002	4,310	43	-	-	(43)	-	-

Issuance of shares and warrants in
a private offering which closed in
February 2003 ($10 per share)
for cash consideration	10,500	105	-	-	104,895	-	105,000
for reduction of accounts payable	4,554	46	-	-	45,494	-	45,540

Issuance of shares and warrants as
compensation for extension of
$100,000 line of credit	1,000	10	-	-	9,990	-	10,000

Payment of account payable through
issuance of shares and warrants	100	1	-	-	999	-	1,000

Conversion of preferred shares to common
shares in reincorporation merger	(63,564)	(636)	762,768	7,628	(6,992)	-	-

Issuance of shares in a private offering
which closed in July 2003 ($3 per share)
for cash consideration	-	-	33,000	330	98,670	-	99,000
for reduction of accounts payable	-	-	3,000	30	8,970	-	9,000

Issuance of shares upon
exercise of options and warrants:
for cash consideration	-	-	25,000	250	24,750	-	25,000
for reduction of accounts payable	-	-	124,083	1,241	142,217	-	143,458

Issuance of shares upon
Exercise of warrants for cash consideration	-	-	63,500	635	82,115	-	82,750

Payment of account payable through
issuance of shares	-	-	80,000	800	139,200	-	140,000

Costs associated with the issuance of shares	-	-	-	-	(58,484)	-	(58,484)

Net loss	-	-	-	-	-	(815,314)	(815,314)

Balances, December 31, 2003	-	-	4,858,851	$ 48,589	$ 1,636,200	$(1,374,583)	$ 310,206

(Continued on following page)

The accompanying notes are an integral part of these statements
F-7

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of shares on warrants exercise	-	-	122,000	1,225	182,525	-	183,750

Issuance of shares and warrants in
a private offering	-	-	263,083	2,631	1,007,619	-	1,010,250

Payment of officer salaries through
isuance of shares and warrants	-	-	114,603	1,146	278,050	-	279,196

Payment of director honorariums through
issuance of shares and warrants	-	-	11,250	112	44,888	-	45,000

Payment of account payable through
issuance of shares and warrants	-	-	12,500	125	49,875	-	50,000

Payment of bridge loan through
issuance of shares and warrants	-	-	125,000	1,250	498,750	-	500,000

Payment of bridge loan interest and commitment fee
through issuance of shares and warrants	-	-	7,500	75	29,925	-	30,000

Payment of bridge loan finders fee through
issuance of shares and warrants	-	-	2,500	25	7,475	-	7,500

Payment of service bonus through
issuance of shares and warrants	-	-	20,000	200	19,800	-	20,000

Costs associated with the issuance of shares	-	-	-	-	(59,000)	-	(59,000)

Net loss	-	-	-	-	-	(1,675,244)	(1,675,244)

Balances, December 31, 2004	-	-	5,537,787	$ 55,378	$ 3,696,107	$(3,049,827)	$ 701,658

The accompanying notes are an integral part of these statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
	Year Ended	Year Ended	April 6, 2000 (inception)
	December 31, 2004	December 31, 2003	to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,675,244)	$ (815,314)	$ (3,049,827)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	80	69	485
Officer, director and other fees, paid via common stock	364,196	60,000	424,196
Interest paid through issuance of common stock	17,500	-	17,500
Write-off of costs associated with public offering	507,380	-	507,380
Change in assets and liabilities, net:
Refundable value-added tax	(14,018)	5,024	(14,036)
Prepaid expenses and other	(16,217)	-	(18,284)
Accounts payable	450,015	501,066	1,451,891
Accrued liabilities	17,657	6,072	23,729
Severance pay	24,221	6,325	31,317
Net cash used in operating activities	(324,430)	(236,758)	(625,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,490)	(7,042)	(14,924)
Investment in oil and gas properties	(598,475)	(101,928)	(1,394,938)
Net cash used in investing activities	(604,965)	(108,970)	(1,409,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related party	11,000	106,192	258,620
Loan principal repayments - related party	(5,500)	(18,282)	(77,160)
Loan proceeds--other	500,000	-	500,000
Proceeds from sale of stock	1,194,000	326,750	2,307,150
Financing costs of issuing stock	(314,960)	(87,804)	(484,690)
Net cash provided by financing activities	1,384,540	326,856	2,503,920

NET INCREASE (DECREASE) IN CASH	455,145	(18,872)	468,409
Cash - Beginning of period	13,264	32,136	-
Cash - End of period	$ 468,409	$ 13,264	$ 468,409

(Continued on following page)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Period from
	Year Ended	Year Ended	April 6, 2000 (inception) to
	December 31, 2004	December 31, 2003	December 31, 2004

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 16,050	$ 13,502	$ 30,331
Cash paid for income taxes	-	-	-
Payment of accounts payable through
issuance of preferred and common stock	50,000	356,998	786,498
Payment of note payable through issuance
of common stock	500,000	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for
financing costs	-	222,100	381,549

The accompanying notes are an integral part of these financial statements

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation ("Zion Florida") was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (the Company), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering. Upon the reincorporation, all the outstanding shares of common stock in the Zion Florida were converted into common stock of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into common stock of the Company at the ratio of twelve shares of common for each share of preferred stock. All of the outstanding warrants and options of Zion Florida were converted into equivalent warrants and options of the Company.

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

Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, insignificant revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions in the past has created doubt about the Company's ability to continue as a going concern. However, the success of the Company's recent private placement of $3,955,000 in common stock and warrants and the recent extension of the Company's exploration license in Israel have put much of that doubt to rest. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management Presentation

On February 11, 2004, the Company filed a registration statement with the Securities and Exchange Commission to offer 7,000,000 shares of the Company's common stock to the public. The minimum offering requirement of $6,500,000 was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all escrow subscription funds (approximately $3.7 million) which had been received relating to the offering were sent back to the subscribers by the escrow agent, and the Company removed from registration the 7,000,000 shares of the Company's common stock. Management plans to continue to raise capital through debt and private offerings, and intends during 2005 to file a registration statement for a public offering, without minimum. Management intends to continue to use the proceeds from debt and/or equity sales to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and to achieve profitable operations.

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

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Standards

In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment (FAS 123R), which requires that compensation costs relating to share-based payments be recognized in the Company's financial statements. The Company currently accounts for those payments under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation. The Company believes FAS 123R will have no impact on the

Company's financial statements.

In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, - an Amendment of APB Opinion No. 29, (FAS 153), which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e. recorded on a carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. The Company believes the FAS 153 will have no impact on the Company's financial statements.

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
from April 6, 2000 to December 31, 2004 amounted to $16,888, $6,325 and $31,317, respectively.
e.	Withdrawals from the funds may be made only upon termination of employment.
f.	The Company's liability for termination of the employer-employee relationship is composed as follows at December
31:

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

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

4. STOCKHOLDERS' EQUITY

The Company has reserved 977,334 shares of common stock as of December 31, 2004 for the exercise of warrants. These warrants have been excluded from earnings per share calculations because they are anti-dilutive at December 31, 2004 and 2003. These warrants could potentially dilute basic earnings per share in future years. The warrants exercise prices and expiration dates are as follows:

Exercise	Number	Expiration
Price	of Shares	Date

$ 1.00	378,834	January 31, 2005
1.50	197,000	January 31, 2005
3.00	130,000	December 31, 2005
3.00	40,000	December 31, 2006
4.00	50,000	December 31, 2006
5.00	181,500	December 31, 2006
	977,344

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding, January 1, 2003	890,333	$ 1.08
Granted to:
Employees, officers and directors	325,270	1.66
Others	65,500	1.50
Expired/canceled	-	-
Exercised	(382,583)	.76
Outstanding, December 31, 2003	898,520	1.42
Granted to:
Employees, officers and directors	90,000	4.72
Others	211,500	4.22
Expired/canceled	-	-
Exercised	(222,686)	1.36
Outstanding, December 31, 2004	977,334	2.34

In connection with the recapitalization merger on July 9, 2003, all outstanding options were converted to warrants. If not previously exercised, of those warrants from the recapitalization merger outstanding at December 31, 2004, warrants to purchase 575,834 shares of common stock will expire on January 31, 2005.

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

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

Included in accounts payable at December 31, 2004 and 2003 are payables to officers and directors of the Company totaling $642,189 and $248,162, respectively for salaries, consulting services, bonuses and reimbursements of expenses.

Costs allocated to financing costs of $0 and $55,500 were paid to officers and directors of the Company and are netted against additional paid-in capital as of December 31, 2004 and 2003, respectively. Additionally, costs allocated to public offering costs of $0 and $176,558 were paid to officers and directors of the Company as of December 31, 2004 and 2003, respectively.

Included in general and administrative expenses at December 31, 2004 and 2003 are fees and expenses totaling $172,335 and $223,960, respectively, paid to officers and directors for professional, legal, and accounting fees, meals, travel and miscellaneous expense reimbursement.

Notes payable to related parties includes $44,000 under a loan facility with Cimarron Resources, Inc. (Cimarron), a company owned by the President of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (4.25% at December 31, 2004) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice.

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
$144,000

Included in accounts payable at December 31, 2004 and 2003 are payables to officers and directors of the Company totaling $645,189 and $441,175, respectively for salaries, consulting services, bonuses and reimbursement of expenses.

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

The difference from the expected income tax expense for the year ended December 31, 2004 and 2003 at the statutory federal tax rate of 34% for the United States of America and 35% for Israel and the actual income tax expense is primarily the result of net operating loss carryforwards and temporary differences between financial statement and income tax recognition of depreciation and amortization.

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

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index. At December 31, 2004, the Company has available net operating loss carryforwards of approximately $1,633,000 to reduce future Israeli taxable income.

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

The Company has initiated the establishment of a Key Employee Royalty Pool whereby a 1 1/2% overriding royalty or equivalent interest in the Ma'anit-Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to Key Employees.

The Company has initiated the establishment of two charitable trusts based in Israel and in the United States for the purpose of supporting charitable projects and other charities in Israel and the United States. A 3% overriding royalty or equivalent interest in the Ma'anit-Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).

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

Lease Commitment

The Company is obligated under an operating lease for office space through 2008. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2004. Rent expense for all operating leases was approximately $36,664 and $13,277, net of month-to-month sublease income of $21,840 and $7,464 for 2004 and 2003, respectively. The future minimum lease payments are as follows:

2005	$ 49,244
2006	49,560
2007	51,138
2008	42,615
$ 192,557

Zion Oil & Gas, Inc.

NOTES TO FINANCIAL STATEMENTS

8. SUBSEQUENT EVENTS

Exercise of Warrants

In January 2005, warrants to purchase 358,167 shares of the Company's common stock were exercised raising a total of $461,500. Warrants to purchase 7,334 shares of the Company's common stock were exercised to reduce debt and accounts payable totaling $11,001.

Warrants to purchase 60,000 shares of the Company's common stock at $1.00 per share were exercised by the delivery and cancellation of 40,000 shares of the Company's common stock pursuant to an agreement between the Company and its vice-president of finance.

Private Placement Offering

As of March 31, 2005, the Company completed a private placement commenced on Sesptember 30, 2004 in which 988,750 shares of our common stock and "E" Warrants to purchase 395,500 shares of common stock were sold to ninety-two (92) investors for a total consideration of $3,955,000. Of the total consideration, $3,092,501 was paid in cash by eighty-four (84) investors, thirty-eight (38) of whom were "accredited" investors in the amount of $1,455,000, thirty-four (34) were "non-accredited" investors in the amount of $1,237,000, and eleven (11) were not residsents of the United States in the amount of $400,501. The remaining consideration of $862,499 was paid by cancellation or reduction of outstanding indebtedness owed by us to thirteen (13) investors (of which three were also cash investors and all of which are either "accredited" or non-US residents), ten (10) of whom were directors and/or officers of the Company in the amount of $575,833, and four (4) of whom were not directors or officers of the Company in the amount of $286,666. The "E" Warrants are exercisable at $5.00 per share through December 31, 2006, and none of the Warrants have been exercised.