Form 10KSB/A
period 2004-12-31
ZION OIL & GAS INC
filed 2006-03-31
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-KSB/A
SECOND AMENDED AND RESTATED ANNUAL REPORT
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

Results of Operations

We have no revenue generating operations, as we are still an exploration stage company; however, drilling operations on the Ma'anit #1 commenced on April 10, 2005. Almost all of our net loss for the year ended December 31, 2004, comes from general and administrative expenses and the cost for the termination of Zion's initial public offering on August 30, 2004. General and administrative expenses totaled $1,131,510, consisting of $431,457 for legal and professional costs, $452,149 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $247,904. The allocated cost for the termination of our initial public offering was $507,380.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were effective to timely report such information and to ensure that such required information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

We made no changes in our internal controls over financial reporting that occurred during the quarter ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officer Compensation

The following table provides the compensation of our executive officers, direct or indirect, for services rendered in all capacities for the fiscal years ended December 31, 2004, 2003, 2002 and 2001 and the period from April 6, 2000 through December 31, 2000, of which all has been paid except approximately $2,042 to Mr. Brown, $247,536 to Mr. Soltero, $134,251 to Mr. Perry and $206,360 to Mr. Mandelker. This table does not include Mr. Avery, our vice president of finance, a corporate officer, but not an executive officer and to whom we owe $52,000 of deferred compensation.
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
ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Eugene A. Soltero	By:	/s/ David Patir
	Eugene A. Soltero		David Patir, Senior vice-President
	Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	March 30, 2006	Date:	March 30, 2006

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:
*	Chairman of the Board	March 30, 2006
John M. Brown

/s/ E. A. Soltero	President , Chief Executive Officer and Director	March 30, 2006
Eugene A. Soltero

*	President and Director	March 30, 2006
Richard Rinberg

*	Executive Vice President and Director	March 30, 2006
Glen H. Perry

*	General Counsel, Secretary and Director	March 30, 2006
Philip Mandelker

*	Director	March 30, 2006
Robert Render

*	Director	March 30, 2006
Yehezkel Druckman

*	Director	March 30, 2006
Forrest A. Garb

*	Director	March 30, 2006
Paul Oroian

*	Director	March 30, 2006
Kent S. Siegel

____________	Director	March 30, 2006
James (Andy) Barron

* By:	/s/ E. A. Soltero
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

F-11 to F-19

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

The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

						Period from
	Year Ended			Year Ended		April 6, 2000 (inception)
	December 31, 2004			December 31, 2003		to December 31, 2004

REVENUE	$ -			$ -		$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Legal and Professional	431,457			585,825		1,447,443
Salaries	452,149			80,007		575,479
Other	247,904			131,837		461,842
Total	1,131,510			797,669		2,484,764
Loss from operations	(1,131,510)			(797,669)		(2,484,764)

OTHER INCOME (EXPENSE)
Termination of initial public offering	(507,380)			-		(507,380)
Interest expense	(36,354)			(17,645)		(57,683)

Loss before income tax	(1,675,244)			(815,314)		(3,049,827)

Income taxes	-			-		-

NET LOSS	$ (1,675,244)			$ (815,314)		$ (3,049,827)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.34)			$ (0.19)		$ (0.92)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	4,985,392			4,216,921		3,324,365

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

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of shares on warrants exercise	-	-	122,000	1,225	182,525	-	183,750

Issuance of shares and warrants in
a private offering	-	-	263,083	2,631	1,007,619	-	1,010,250

Payment of officer salaries through
issuance of shares and warrants	-	-	114,603	1,146	278,050	-	279,196

Payment of director honorariums through
issuance of shares and warrants	-	-	11,250	112	44,888	-	45,000

Payment of account payable through
issuance of shares and warrants	-	-	12,500	125	49,875	-	50,000

Payment of bridge loan through
issuance of shares and warrants	-	-	125,000	1,250	498,750	-	500,000

Payment of bridge loan interest and commitment fee
through issuance of shares and warrants	-	-	7,500	75	29,925	-	30,000

Payment of bridge loan finders fee through
issuance of shares and warrants	-	-	2,500	25	7,475	-	7,500

Payment of service bonus through
issuance of shares and warrants	-	-	20,000	200	19,800	-	20,000

Costs associated with the issuance of shares	-	-	-	-	(59,000)	-	(59,000)

Net loss	-	-	-	-	-	(1,675,244)	(1,675,244)

Balances, December 31, 2004	-	-	5,537,787	$ 55,378	$ 3,696,107	$(3,049,827)	$ 701,658

The accompanying notes are an integral part of these statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
	Year Ended	Year Ended	April 6, 2000 (inception)
	December 31, 2004	December 31, 2003	to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,675,244)	$ (815,314)	$ (3,049,827)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	80	69	485
Officer, director and other fees, paid via common stock	364,196	60,000	424,196
Interest paid through issuance of common stock	17,500	-	17,500
Write-off of costs associated with public offering	507,380	-	507,380
Change in assets and liabilities, net:
Refundable value-added tax	(14,018)	5,024	(14,036)
Prepaid expenses and other	(16,217)	-	(18,284)
Accounts payable	450,015	501,066	1,451,891
Accrued liabilities	17,657	6,072	23,729
Severance pay	24,221	6,325	31,317
Net cash used in operating activities	(324,430)	(236,758)	(625,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,490)	(7,042)	(14,924)
Investment in oil and gas properties	(598,475)	(101,928)	(1,394,938)
Net cash used in investing activities	(604,965)	(108,970)	(1,409,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds - related party	11,000	106,192	258,620
Loan principal repayments - related party	(5,500)	(18,282)	(77,160)
Loan proceeds - other	500,000	-	500,000
Proceeds from sale of stock	1,194,000	326,750	2,307,150
Financing costs of issuing stock	(314,960)	(87,804)	(484,690)
Net cash provided by financing activities	1,384,540	326,856	2,503,920

NET INCREASE (DECREASE) IN CASH	455,145	(18,872)	468,409
Cash - Beginning of period	13,264	32,136	-
Cash - End of period	$ 468,409	$ 13,264	$ 468,409

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
(A Development Stage Company)
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

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations. The Company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $598,475, $101,928 and $358,493 for the years ended December 31, 2004, 2003 and 2002, respectively, and $336,042 for the period from April 6, 2000 (inception) through December 31, 2001.

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
(A Development Stage Company)
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

Stock-Based Compensation

Prior to 2003, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the year ended December 31, 2004, as all stock options granted under those plans had and exercise price equal to or greater than the fair market value of the underlying common stock on the date of the grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company selected the prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Compensation cost recognized in 2003 and 2002 is the same as that which would have been recognized had the fair value method of SFAS No. 123 been applied from its original effective date. In accordance with the prospective method of adoption, results for years prior to 2003 have not been restated. No stock-based employee compensation expense for stock options was reflected in net income for the year ended December 31, 2004, as all stock options granted under those plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Zion Oil & Gas, Inc.
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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

At December 31, 2004, each of the notes payable to related parties have options by the maker to accelerate. As such, they are shown as current liabilities in the financial statements. Absent the acceleration options in the notes payable, principal payments to related parties are scheduled as follows for each of the future years ending December 31,:
2005	$103,882
2006	3,989
2007	4,203
2008	4,430
2009	4,668
2010	22,828
$144,000

Zion Oil & Gas, Inc.
(A Development Stage Company)
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

7. LOAN TRANSACTIONS

On February 28, 2004, the Company entered into three $100,000 loan agreements out of $500,000 authorized by the board of directors. The loans were due on or before the 30th day following the initial closing of the then open initial public offering or February 28, 2005, whichever occurred first. The loans bore interest at 10% and in connection with each of the loans, the Company granted each lender a warrant to purchase 10,000 shares of the Company's common stock at $3.00 per share. The warrants expire on December 31, 2005. In connection with the placement of the loan, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500. On September 30, 2004, each of the three lenders forgave its loan in full in consideration for 25,000 shares of common stock of the Company and warrants to purchase 10,000 shares of common stock of the Company at $5.00 per share, exercisable at any time through December 31, 2006. On November 4, 2004, one of the lenders, Mr. Rinberg, was appointed a director of the Company. See also Note 9.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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
$192,557

9. SUBSEQUENT EVENTS

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