Form 10KSB/A
period 2004-12-31
ZION OIL & GAS INC
filed 2006-07-27
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-KSB/A

THIRD AMENDED AND RESTATED ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 333-107042

ZION OIL & GAS, INC.

(Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-0065053 (I.R.S. Employer Identification No.)
6510 Abrams Rd., Suite 300 Dallas, TX	75231
(Address of Principal Executive Offices)	(Zip Code)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2004 were $0. The Issuer had 6,558,288 shares of common stock outstanding as of April 14, 2005. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of April 14, 2005, was $0, as no public market currently exists.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Items 1 and 2 of Part I and Items 9, 10 and 12 of Part III: Prospectus dated February 17, 2004 for the sale of a maximum of 7,000,000 shares of common stock incorporated as Part I of Amendment #4 to Form SB-2 Registration Statement filed with the SEC on February 12, 2004 (the "Registration Statement"), pursuant to Regulation ST (insofar as it supercedes Rule 424(b)) of the Securities Act of 1933, as amended (the "Securities Act"), and hereinafter referred to as the "Prospectus."

The following document is incorporated by reference into Item 1 of Part I and Items 9, 10 and 12 of Part III: Form 8-K filed on November 19, 2004.

The following document is incorporated by reference into Item 1 of Part I and Item 9 of Part III: Form 8-K filed on January 5, 2005.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

EXPLANATORY NOTE

The financial statements for the years ended December 31, 2004 and 2003, and for the period from inception until December 31, 2004 have been restated because, in the course of preparing our financial statements for the year ended December 31, 2005, we determined that we had not correctly recorded at fair value equity instruments issued to employees and non-employees for services rendered and in consideration for debt issuances and modifications for the period from inception until December 31, 2004. The net effect of the restatement increases (i) total assets as of December 31, 2004 and 2003 by $10,589 (0.55%) and $1,271 (0.11%);(ii) net loss for the period from inception (April 6, 2000) until December 31, 2004 and 2003, respectively, by $175,835 (5.77%) and $114,145 (8.30%) respectively; (iii) additional paid-in-capital as of December 31, 2004 and 2003 by $186,424 (or 5.04%) and $115,416 (or 7.05%) respectively; and total stockholders' equity as of December 31, 2004 and 2003, respectively by $10,589 (1.51%)and $1,271 (0.41%).

2004 ANNUAL REPORT (S.E.C. FORM 10-KSB)

INDEX

Securities and Exchange Commission
Item Number and Description

PART I

PART II

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance With
               Section 16(a) of the Exchange Act .................................................................................................................................................................... 8

Item 10    Executive Compensation .................................................................................................................................................................................10

Item 11    Security Ownership of Certain Beneficial Owners and Management and

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact included in this Annual Report on Form 10-KSB (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "may", "should", "could", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions (or the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors," in the Prospectus, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS
Incorporated by reference to the following sections of the Prospectus:
"BUSINESS AND PROPERTIES:"--
"Background:" - Unchanged
"Israel's Petroleum Law" - Unchanged except for the following: The Petroleum Rights Fees as stated in
New Israeli Shekels described are also effective on January 1, 2005 and the US Dollar values therein stated should be recalculated at the Representative Rate of US $1.00 equals NIS 4.395 as published by the Bank of Israel on April 15, 2005.
"Proposed Changes in the Petroleum Law" - Unchanged, except that the bill submitted in conjunction with the 2003 budget proposal and rejected in committee at that time hasn't been resubmitted since.
"Petroleum Taxation" - Unchanged except for the following: The Corporate Tax rate on taxable income from Israeli sources was a flat rate of 35% in 2004, with a scheduled reduction to 34% in 2005.
"Proposed Changes in Petroleum Taxation" - Unchanged, except for the following: The Petroleum Rights

Fees as stated in New Israeli Shekels described are also effective on January 1, 2005 and the US Dollar values therein stated should be recalculated at the Representative Rate of US $1.00 equals NIS 4.395 as published by the Bank of Israel on April 15, 2005.

"Employees" - Unchanged except for the following: The sentence and chart outlining anticipated staffing based on the now terminated offering should be deleted. In Dallas, Texas, USA we currently have five (5) employees (two (2) of whom are temporarily assigned to the Israeli Branch)
and one (1) consultant on a full time basis (temporarily assigned to the Israeli Branch) and three
(3) consultants on a part time basis. In Los Angeles, California, USA we currently have two (2)
employees on a part time basis. In Tel Aviv, Israel we have one (1) employee on a full time basis, one (1) on a part time basis and four (4) consultants on a part time basis.
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

"PLAN OF OPERATION AND MANAGEMENT'S DISCUSSION" -
"Markets" - Unchanged, except that the price per million BTU for which we believe we will be able to sell our natural gas is estimated to be $2.85.
"Charitable Trusts" - Unchanged

ITEM 2. DESCRIPTION OF PROPERTY
Incorporated by reference to the following section of the Prospectus:
"BUSINESS AND PROPERTIES" -
"Properties" - Unchanged except for the following: We reached an agreement with the Kibbutz Ma'anit with respect to the rental through August 31, 2005 (the period estimated as necessary for the drilling of the Ma'anit #1 well) of surface rights to the drill site. The rent has been paid in full. A drilling contract was negotiated and signed between the Company and Lapidoth Israel Oil Prospectors Corp. on 3
December 29, 2004, rig-up began on or about March 20, 2005 and the re-entry and deepening of the Ma'anit
#1 was commenced on April 10, 2005. With the commencement of the drilling operations on the Ma'anit #1, the Commissioner of Petroleum Affairs extended the Ma'anit -Joseph License through April 30, 2007, subject to the submission of a satisfactory plan for a continuation of exploration in the License area within four (4) months after completion of the drilling and testing of the Ma'anit #1 well. Formal permits for the use of the drilling location and drilling operations from the Israel Lands Authority and the Haifa Regional
Planning Commission have not yet been issued, although all necessary documentation has been submitted and oral confirmations received from the authorities to the effect that the required permits will be issued.
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

Exercise of Outstanding Warrants

On December 30, 2004, the Company extended by thirty-one (31) days the last day on which its unexercised "A" Warrants and "B" Warrants could be exercised from December 31, 2004 to January 31, 2005. During January 2005, 358,167 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005 for cash payment in the amount of $461,500, and 7,334 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005, for debt reduction in the total amount of $11,001. 160,000 shares were issued pursuant to exercise of "A" Warrants to purchase shares at $1.00 per share in exchange for 40,000 of shares of our common stock. On January 31, 2005, "A" Warrants to purchase 8,833 shares of our stock expired without being exercised, and "B" Warrants to purchase 31,500 shares of our stock expired without being exercised.

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

Overview

We are engaged in oil and natural gas exploration upon a single license area in the State of Israel. During the four (4) years and nine months between our formation and December 31, 2004, we raised private equity capital in the amount of $3,911,420 and incurred an accumulated liability of $1,213,116 in order to satisfy our work commitments under our agreements with the State of Israel. Over time, all of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with three exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital. The amounts due directors and officers as of December 31, 2004 is $642,189, which amounts to 62% of our outstanding accounts payable and accrued liabilities on that date, as described in "Executive Officer Compensation" on page 10 below.

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

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was ($667,084) and ($695,110) at December 31, 2004 and 2003, respectively. The negative working capital is primarily attributable to substantial amounts of deferred compensation for officers, directors and key employees, all of whom are also shareholders of Zion.

Net cash provided by financing activities was $1,400,355 and $337,844 for the years ended December 31, 2004 and 2003, respectively, of which $500,000 in 2004 was in the form of loans from two (2) persons who later became directors and two (2) associates of one (1) of those persons. All $500,000 has since been retired by exchanging the debt for shares of stock and warrants to purchase stock in the Company. The remainder of the net cash provided was from the sale of equity securities, including the exercise of outstanding warrants. Net cash used for investments was $604,965 and $108,970 for the years ended December 31, 2004 and 2003, respectively, of which approximately 98% in 2004 and 94% in 2003 were used for capitalized exploration costs on the license.

Looking forward to 2005, we began the year with a cash balance of $468,409 versus $13,264 in 2004. We also began 2005 with a drilling contract signed with Lapidoth Israel Oil Prospectors Corp. on December 29, 2004, and paid the $60,000 deposit required at signing. Subsequently, we paid an additional $40,000 deposit to Lapidoth, deposited $200,000 into a segregated drilling account (from which $100,000 was paid to Lapidoth upon rig mobilization) and made an additional $840,000 deposit into the segregated drilling account on April 10, 2005 (the date drilling of the Ma'anit #1 commenced) all as required by the drilling contract. We have also paid the $249,898 premium for Control of Well and related insurance coverage, as well as approximately $300,000 for completion items (casing, wellhead, etc.). On the date of filing hereof, we have a cash balance of approximately $500,000 and we have cash receivables in the nature of Israeli Value Added Tax refunds of approximately $180,000.

With the cash on hand, virtually no third-party debt, prospective debt financing and additional sales of equity securities, we anticipate we will have sufficient liquidity to meet our foreseeable needs.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company; however, drilling operations on the Ma'anit #1 commenced on April 10, 2005. Almost all of our net loss for the year ended December 31, 2004, comes from general and administrative expenses and the cost for the termination of Zion's initial public offering on August 30, 2004. General and administrative expenses totaled $1,172,135, consisting of $431,457 for legal and professional costs, $492,774 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $247,904. The allocated cost for the termination of our initial public offering was $507,380.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment" (FAS 123R), which requires that compensation costs relating to share-based payments be recognized in the Company's financial statements. The Company currently accounts for those payments under the recognition and measurement principles of FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company believes FAS 123R will have not have a material effect on the Company's financial statements.

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

Restatement of Prior Financial Statements

The financial statements for the years ended December 31, 2004 and 2003, and for the period from inception until December 31, 2004 have been restated because, in the course of preparing our financial statements for the year ended December 31, 2005, we determined that we had not correctly recorded at fair value equity instruments issued to employees and non-employees for services rendered and in consideration for debt issuances and modifications for the period from inception until December 31, 2004. The net effect of the restatement increases (i) total assets as of December 31, 2004 and 2003 by $10,589 (0.55%) and $1,271 (0.11%);(ii) net loss for the period from inception (April 6, 2000) until December 31, 2004 and 2003, respectively, by $175,835 (5.77%) and $114,145 (8.30%) respectively; (iii) additional paid-in-capital as of December 31, 2004 and 2003 by $186,424 (or 5.04%) and $115,416 (or 7.05%) respectively; and total stockholders' equity as of December 31, 2004 and 2003, respectively by $10,589 (1.51%)and $1,271 (0.41%).

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

Of the eleven (11) current members of our Board of Directors six (6) meet the criteria of independence set by the Sarbanes-Oxley Act of 2002 and SEC regulations for audit committee membership ("SEC independence criteria"). These are Eitan Lubitch, Z. Sheldon Fink, Paul Oroian, Kent Siegel, Richard Rinberg and James Barron, five (5) of whom also meet the criteria of independence set by the NASD for membership on the board of a NASDAQ market listed company ("NASD independence criteria").

Audit Committee and Audit Committee Financial Expert

Incorporated by reference to the following sections of the Prospectus: "MANAGEMENT - Audit Committee", said section being unchanged. On February 24, 2004, our board of directors resolved to expand the responsibilities of the Audit Committee to include those of the Qualified Legal Compliance Committee established by the Board. On the same day our Board of Directors adopted an Audit Committee Charter. A copy of the Audit Committee Charter is available on our website at www.zionoil.com/company/corpgov.html.

Procedures for Security Holder Nominations to Board of Directors

On February 24, 2004, our board of directors adopted a charter for our Nominating Committee. See the following section of the Prospectus: "MANAGEMENT - Nominating Committee" which is incorporated herein by reference, said section being unchanged except as follows: (i) effective September 28, 2004, and with the appointment of Eugene A. Soltero as the Chief Executive Officer, Mr. Brown currently serves only as Chairman of the Company; and (ii) with his appointment as Director on November 4, 2004, Richard Rinberg was also appointed to serve on the Nominating Committee. As Annex B to the Nominating Committee Charter, our board adopted a set of procedures for shareholder nominations to our board. A copy of the Nominating Committee Charter, including Annex B - Shareholder Nominee Procedures, is available on our website at www.zionoil.com/company/corpgov.html.

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
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
	2000	-	-	-	-	-	-	-
John Brown	2001	7,500	-	-	-	-	-	-
Chairman	2002	30,000	-	-	-	-	-	-
	2003	60,000	80,000	10,000	-	-	-	-
	2004	120,000	-	-	-	-	-	-
	2000	-	-	-	-	-	-	-
Eugene Soltero	2001	25,000	-	-	-	310,000	-	-
President &	2002	60,000	80,000	-	-	100,000	-	-

CEO	2003	120,000	-	-	-	-	-	-
(1)	2004	212,500	-	-	-	-	-	-
	2000	10,000	-	-	-	-	-	-
Glen Perry	2001	60,000	-	-	-	-	-	-
Executive VP	2002	60,000	-	-	-	-	-	-
	2003	120,000	-	-	-	-	-	-
	2004	200,000	-	-	-	-	-	-
	2000	25,000	-	-	-	-	-	-
Philip	2001	63,750	-	-	-	-	-	-
Mandelker	2002	75,000	-	-	-	-	-	-
General Counsel,	2003	114,000	-	-	-	-	-	-
Secretary (2)	2004	200,000	-	-	-	-	-	-

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

The address of John Brown, Eugene Soltero, Glen Perry, Paul Oroian, Kent S. Siegel, Robert Render and Dr. James (Andy) Barron is 6510 Abrams Rd., Suite 300, Dallas, TX 75231. The address of Philip Mandelker, Z. Sheldon Fink, Eitan Lubitch and Richard Rinberg is 9 Yair Stern St., Herzliya, 46412 Israel.
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
	officers as a group (11 persons)

(1)

Includes (a) 100,000 shares of common stock owned by Mr. Brown's wife; (b) 2,665,500 shares of common stock owned by others for which Mr. Brown holds voting proxies, including the 100,000 shares owned by his wife; and (c) warrants to purchase 16,000 shares.

(2)	Includes 522,531 shares of common stock owned by others for which Mr. DeVore holds voting proxies.
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

A report on Form 8-K was filed on November 19, 2004. The events reported were:
Item 1.01:	Extension of Work Program Schedule and Conditional Extension of License.
Item 3.02:	Unregistered Sales of Equity Securities.
Item 5.02:	Departure of Principal Officer; Election of Directors; Appointment of Principal Officer
Item 5.03:	Amendments to Bylaws

A report on Form 8-K was filed on January 5, 2005. The events reported were:
Item 1.01:	Entry into a Material Definition Agreement - Drilling Contract.
Item 3.02:	Unregistered Sales of Equity Securities.
Item 3.03:	Material Modifications of Rights of Security Holders
Item 5.02:	Resignation of Director.

Exhibit Index
3.1	Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement.)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 19, 2004.)

9.1	Stockholders' and Voting Agreement (with John M. Brown) (incorporated by reference to Exhibit 9.1 to the Registration Statement.)

9.2	Stockholders' and Voting Agreement (with Ralph DeVore) (incorporated by reference to Exhibit 9.2 to the Registration Statement.)

10.1 (i)	Ma'anit Joseph License (incorporated by reference to Exhibit 10.1 to the Registration Statement.)
(ii)	Extension of Ma'anit Joseph License dated April 10, 2005.

10.2 (i)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and John M. Brown (incorporated by reference to Exhibit 10.2 to the Registration Statement.)
(ii)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Eugene A. Soltero (incorporated by reference to Exhibit 10.2 of the Registration Statement.)
(iii)	Letter Amendment dated as of October 1, 2004 between Zion Oil & Gas, Inc. and Eugene A. Soltero
(iv)	Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Glen H. Perry (incorporated by reference to Exhibit 10.2 of the Registration Statement.)
(v)	Retention Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Philip L. Mandelker (incorporated by reference to Exhibit 10.2 of the Registration Statement.)

10.3 (i)	Loan Agreement dated as of Feb. 25, 2003, between Zion Oil & Gas, Inc. and Irith Rappaport (incorporated by reference to Exhibit 10.3 of the Registration Statement.)
(ii)	Non-Negotiable Promissory Note dated Feb. 25, 2003 from Zion Oil & Gas, Inc. to Irith Rappaport (incorporated by reference to Exhibit 10.3 of the Registration Statement.)
(iii)	Letter Amendment dated Feb. 1, 2004 to the Loan Agreement dated 25 February 2003. (incorporated by reference to Exhibit 10.3 of the Registration Statement.)
(iv)	Extension of Loan Agreement from Dec. 31, 2004 to June 30, 2005

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Lane Gorman Trubitt, L.L.P. served as our independent accountants for the years ended December 31, 2003 and 2004. Principal accounting fees for professional services rendered for us by Lane Gorman Trubitt, L.L.P. for the years ended December 31, 2003 and 2004 are summarized as follows:

	2003	2004

Audit (1)	$ 24,449.00	$ 25,262.00
Audit Related (2)	2,660.00	4,959.25
Tax (3)	2,500.00	2,730.00
All other	140.00	0.00
Total	$29,749.00	$32,951.25

(1)	Reflects fees for professional services rendered in connection with audits and quarterly reviews of financial statements of Zion and review of and preparation of consents for the
Prospectus and statutory and regulatory filings. It does not reflect additional fees of
$7,750 for 2003 and $7,750 for 2004 billed by KPMG - Somekh Chaikin, certified accountants, for audits of our Israeli operations.
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
ZION OIL & GAS, INC. (Registrant)

By:	/s/ Eugene A. Soltero	By:	/s/ David Patir
	Eugene A. Soltero		David Patir, Senior Vice-President
	Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	July 26, 2006	Date:	July 26, 2006

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:
/s/ John M. Brown	Chairman of the Board	July 26, 2006
John M. Brown

/s/ E. A. Soltero	Chief Executive Officer and Director	July 26, 2006
Eugene A. Soltero

*	President and Director	July 26, 2006
Richard Rinberg

*	Executive Vice President and Director	July 26, 2006
Glen H. Perry

*	General Counsel, Secretary and Director	July 26, 2006
Philip Mandelker

*	Director	July 26, 2006
Robert Render

*	Director	July 26, 2006
Yehezkel Druckman

*	Director	July 26, 2006
Forrest A. Garb

*	Director	July 26, 2006
Paul Oroian

*	Director	July 26, 2006
Kent S. Siegel

*	Director	July 26, 2006
James (Andy) Barron

* By:	/s/ E. A. Soltero
Eugene A. Soltero, Attorney-in-Fact

ZION OIL & GAS, INC.

FINANCIAL STATEMENTS

AND REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRM

DECEMBER 31, 2004 AND 2003

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm...F-2

Balance Sheets - December 31, 2004 and 2003...F-3

Statements of Operations for the Years Ended December 31, 2004 and 2003.............................................................................................................................................................................................F-4

Statements of Changes in Stockholders' Equity...F-5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003............................................................................................................................................................................................F-9

Notes to Financial Statements...F-11 to F-26

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Zion Oil & Gas, Inc.

We have audited the accompanying balance sheet of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended and cumulative amounts from April 6, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and cumulative amounts since inception to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, the financial statements as of and for the years ended December 31, 2004 and 2003 and cumulative amounts since inception to December 31, 2004 have been restated.

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

Dallas, Texas
April 15, 2005, except for note 3
as to which the date is July 26, 2006

ZION OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEETS
December 31,

ASSETS
	2004	2003
	As restated*	As restated*
CURRENT ASSETS
Cash and cash equivalents	$ 468,409	$ 13,264
Prepaid expenses and other	18,284	2,067
Deferred financing costs	9,318	-
Refundable value-added tax	14,036	18
Total current assets	510,047	15,349

UNPROVED OIL AND GAS PROPERTIES	1,396,209	797,734

PROPERTY AND EQUIPMENT
net of accumulated depreciation of $485 and $405	14,439	8,029

OTHER ASSETS
Cost associated with public offering	-	251,420
Assets held for severance benefits	4,668	4,237
Total other assets	4,668	255,657

Total assets	$ 1,925,363	$ 1,076,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable to related parties	$ 144,000	$ 95,000
Accounts payable	1,009,402	609,387
Accrued liabilities	23,729	6,072
Total current liabilities	1,177, 131	710,459

NOTES PAYABLE TO RELATED PARTIES,
LESS CURRENT MATURITIES	-	43,500

PROVISION FOR SEVERANCE PAY, NET	35,985	11,333

STOCKHOLDERS' EQUITY
Common stock, par value $.01; 20,000,000 shares
authorized; 2004 5,537,787 shares; 2003 4,858,851
shares issued and outstanding	55,378	48,589
Additional paid-in capital	3,882,531	1,751,616
Deficit accumulated in development stage	(3,225,662)	(1,488,728)
Total stockholders' equity	712,247	311,477

Total liabilities and stockholders' equity	$ 1,925,363	$ 1,076,769

*Restated (see Note 3)
The accompanying notes are an integral part of these financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
	Year Ended	Year Ended	April 6, 2000 (inception)
	December 31, 2004	December 31, 2003	to December 31, 2004
	As restated*	As restated*	As restated*

REVENUE	$ -	$ -	$ -

GENERAL AND ADMINISTRATIVE EXPENSES
Legal and Professional	431,457	593,957	1,505,611
Salaries	492,774	118,883	657,054
Other	247,904	131,837	461,842
Total	1,172,135	844,677	2,624,057

Loss from operations	(1,172,135)	(844,677)	(2,624,057)

OTHER INCOME (EXPENSE)
Termination of initial public offering	(507,380)	-	(507,380)
Interest expense	(57,419)	(28,633)	(93,775)

Loss before income tax	(1,736,934)	(873,310)	(3,225,662)

Income taxes	-	-	-

NET LOSS	$ (1,736,934)	$ (873,310)	$ (3,225,662)

NET LOSS PER SHARE OF COMMON STOCK -
BASIC AND DILUTED	$ (0.35)	$ (0.21)	$ (.0.97)

WEIGHTED-AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	4,985,392	4,216,921	3,328,719

*Restated (see Note 3)
The accompanying notes are an integral part of these financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					As restated*	As restated*	As restated*

Balances, April 6, 2000	-	$ -	-	$ -	$ -	$ -	$ -

Issued for cash ($0.001 per share)	-	-	2,400,000	240	2,160	-	2,400

Issuance of shares and warrants in a private
offering which closed in January 2001
($1 per share)	-	-	100,000	10	99,990	-	100,000

Costs associated with the issuance of shares	-	-	-	-	(24,090)	-	(24,090)

Waived interest on conversion of debt	-	-	-	-	233	-	233

Value of warrants granted to employees	-	-	-	-	1,840	-	1,840

Net loss	-	-	-	-	-	(5,597)	(5,597)

Balances, December 31, 2000	-	-	2,500,000	250	80,133	(5,597)	74,786

Issuance of shares and warrants in a private
offering which closed in January 2001
($1 per share)	-	-	135,000	13	134,987	-	135,000

Issuance of shares and warrants in a private
offering which closed in September 2001
($1 per share)	-	-	125,000	12	124,988	-	125,000

Payment of accounts payable through
issuance of shares and warrants	-	-	40,000	4	39,996	-	40,000

Payment of note payable through
issuance of shares and warrants	-	-	25,000	3	24,997	-	25,000

Issuance of shares and warrants in a private
offering which closed in November 2001
($1 per share)	-	-	175,000	18	174,982	-	175,000

Costs associated with the issuance of shares	-	-	-	-	(85,461)	-	(85,461)

Waived interest on conversion of debt	-	-	-	-	843	-	843

Value of warrants granted to employees	-	-	-	-	37,503	-	37,503

Value of warrants ganted to
directors and consultants	-	-	-	-	3,128	-	3,128

Net loss	-	-	-	-	-	(206,707)	(206,707)

Balances, December 31, 2001	-	-	3,000,000	300	536,096	(212,304)	324,092

(Continued on following page)

*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					As restated*	As restated*	As restated*

Change in par value of common shares
from $0.0001 per share to $0.01 per share	-	-	-	29,700	(29,700)	-	-

Issuance of shares and warrants in
a private offering which closed in
January 2002 ($1 per share)	-	-	20,000	200	19,800	-	20,000

Issuance of shares and warrants in
a private offering which closed in
November 2002 ($10 per share)	25,400	254	21,500	215	253,531	-	254,000

Payment of accounts payable through
issuance of preferred shares and warrants	12,700 -	127 -			126,873	-	127,000

Payment of accounts payable through
Issuance of common shares and warrants	-	-	111,000	1,110	131,390	-	132,500

Payment of note payable through
issuance of shares and warrants	5,000	50	-	-	49,950	-	50,000

Payment of account payable to employee
Through issuance of shares upon
Exercise of warrants	-	-	400,000	4,000	76,000	-	80,000

Costs associated with the issuance of shares	-	-	-	-	(159,449)	-	(159,449)

Waived interest on conversion of debt	-	-	-	-	2,963	-	2,963

Deferred financing costs on debt
conversions/modifications, net	-	-	-	-	20,800	-	20,800

Value of warrants granted to employees	-	-	-	-	537	-	537

Value of warrants granted to
directors and consultants	-	-	-	-	12,998	-	12,998

Net loss	-	-	-	-	-	(403,114)	(377,706)

Balances, December 31, 2002	43,100	431	3,552,500	35,525	1,041,789	(615,418)	462,327

(Continued on following page)

*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					As restated*	As restated*	As restated*

Issuance of shares in connection
with executive employment	-	- -	50,000	500	49,500	-	50,000

Issuance of shares on warrants exercise	-	-	165,000	1,650	31,350	-	33,000

Issuance of dividend shares to
record holders as of December 31, 2002	4,310	43	-	-	(43)	-	-

Issuance of shares and warrants in
a private offering which closed in
February 2003 ($10 per share)
for cash consideration	10,500	105	-	-	104,895	-	105,000
for reduction of accounts payable	4,554	46	-	-	45,494	-	45,540

Issuance of shares and warrants as
compensation for extension of
$100,000 line of credit	1,000	10	-	-	9,990	-	10,000

Payment of account payable through
issuance of shares and warrants	100	1	-	-	999	-	1,000

Conversion of preferred shares to common
shares in reincorporation merger	(63,564)	(636)	762,768	7,628	(6,992)	-	-

Issuance of shares in a private offering
which closed in July 2003 ($3 per share)
for cash consideration	-	-	33,000	330	98,670	-	99,000
for reduction of accounts payable	-	-	3,000	30	8,970	-	9,000

Issuance of shares upon
exercise of options and warrants:
for cash consideration	-	-	25,000	250	24,750	-	25,000
for reduction of accounts payable	-	-	124,083	1,241	142,217	-	143,458

Issuance of shares upon
Exercise of warrants for cash consideration	-	-	63,500	635	82,115	-	82,750

Payment of account payable through
issuance of shares	-	-	80,000	800	139,200	-	140,000

Costs associated with the issuance of shares	-	-	-	-	(58,484)	-	(58,484)

Value of warrants granted to employees	-	-	-	-	47,008	-	47,008

Deferred financing costs on debt
conversions/modifications, net	-	-	-	-	(9,812)	-	(9,812)

Net loss	-	-	-	-	-	(873,310)	(873,310)

Balances, December 31, 2003	-	-	4,858,851	48,589	1,751,616	(1,488,728)	311,477

(Continued on following page)
*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 6, 2000 (inception) to December 31, 2004
(Continued)
						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					As restated*	As restated*	As restated*

Issuance of shares on warrants exercise	-	-	122,500	1,225	182,525 182,525	-	183,750

Issuance of shares and warrants in
a private offering	-	-	251,250	2,512	1,002,488	-	1,005,000

Payment of officer salaries through
issuance of shares and warrants	-	-	46,250	463	184,537	-	185,000

Payment of accounts payable to officers and
consultants upon exercise of warrants	-	-	80,186	802	98,644	-	99,446

Payment of director honorariums through
issuance of shares and warrants	-	-	11,250	112	44,888	-	45,000

Payment of account payable through
issuance of shares and warrants	-	-	12,500	125	49,875	-	50,000

Payment of bridge loan through
issuance of shares and warrants	-	-	125,000	1,250	498,750	-	500,000

Payment of bridge loan interest and commitment fee
through issuance of shares and warrants	-	-	7,500	75	29,925	-	30,000

Payment of bridge loan finders fee through
issuance of shares and warrants	-	-	2,500	25	7,475	-	7,500

Payment of service bonus through
issuance of shares and warrants	-	-	20,000	200	19,800	-	20,000

Costs associated with the issuance of shares	-	-	-	-	(59,000)	-	(59,000)

Value of warrants granted to employees	-	-	-	-	40,625	-	40,625

Deferred financing costs on debt
conversions/modifications, net	-	-	-	-	30,383	-	30,383

Net loss	-	$ -	-	$ -	$ -	$(1,736,934)	$(1,736,934)

Balances, December 31, 2004	-	$ -	5,537,787	$ 55,378	$ 3,882,531	$(3,225,662)	$ 712,247

*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
	Year Ended	Year Ended	April 6, 2000 (inception)
	December 31, 2004	December 31, 2003	to December 31, 2004
	As restated*	As restated*	As restated*

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,736,934)	$ (873,310)	$ (3,225,662)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	80	69	485
Officer, director and other fees, paid via common stock	410,071	107,008	573,085
Interest paid through issuance of common stock	17,500	-	17,500
Write-off of costs associated with public offering	507,380	-	507,380
Change in assets and liabilities, net:
Prepaid expenses and other	(16,217)	-	(18,284)
Refundable value-added tax	(14,018)	5,024	(14,036)
Severance pay	24,221	6,325	31,317
Accounts payable	450,015	501,066	1,450,620
Accrued liabilities	17,657	6,072	23,729
Net cash used in operating activities	(340,245)	(247,746)	(653,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(6,490)	(7,042)	(14,924)
Investment in oil and gas properties	(598,475)	(101,928)	(1,394,938)
Net cash used in investing activities	(604,965)	(108,970)	(1,409,862)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs on debt conversions	21,065	10,988	36,092
Loan proceeds - related party	11,000	106,192	258,620
Loan principal repayments - related party	(5,500)	(18,282)	(77,160)
Loan proceeds - other	500,000	-	500,000
Proceeds from sale of stock	1,188,750	326,750	2,301,900
Financing costs of issuing stock	(314,960)	(87,804)	(487,315)
Net cash provided by financing activities	1,400,355	337,844	2,532,137

NET INCREASE (DECREASE) IN CASH	455,145	(18,872)	468,409
Cash - Beginning of period	13,264	32,136	-
Cash - End of period	$ 468,409	$ 13,264	$ 468,409

(Continued on following page)
* Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Continued)

			Period from
	Year Ended	Year Ended	April 6, 2000 (inception)
	December 31, 2004	December 31, 2003	to December 31, 2004
	As restated*	As restated*	As restated*

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 16,050	$ 13,502	$ 30,331
Cash paid for income taxes	-	-	-
Payment of accounts payable through
issuance of preferred and common stock	50,000	356,998	786,498
Payment of note payable through issuance
of common stock	500,000	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for
financing costs	-	222,100	381,549

Waived interest on conversion of debt	-	-	4,039

Value of warrants granted to employees	40,625	47,008	127,513

Value of warrants granted to directors
and consultants	-	-	16,126

*Restated (see Note 3)
The accompanying notes are an integral part of these financial statements.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. All costs included are reviewed to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized or a charge is made against earnings for those operations where a reserve base has not yet been established.

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

The Company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $598,475, $101,928 and $359,030 for the years ended December 31, 2004, 2003 and 2002, respectively, and $336,776 for the period from April 6, 2000 (inception) through December 31, 2001.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

Long-lived assets, other than oil and gas properties, are periodically reviewed for impairment based on an assessment of future operations. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets'carrying amount. Measurement of an impairment loss is based on the fair market value of the asset. Impairment for oil and gas properties is computed in the manner described above under "Oil and Gas Properties."

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

Stock-Based Compensation

The Company applies the fair-value based method of accounting for all of its stock-based compensation plans in accordance with the provisions of Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123").

The fair value of stock-based compensation granted to employees and directors prior to July 15, 2003, the date of the Company's first filing with the U.S. Securities and Exchange Commission, in connection with its IPO, was estimated on the date of grant using the minimum-value method as permitted for private entities under Statement No. 123.

The fair value of stock-based compensation granted to employees and directors subsequent to July 15, 2003, is measured according to the Black and Scholes option pricing model and recognized over the requisite service period.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation - Non-employees

Non-employee grants have been treated in accordance with the provisions of SFAS 123 and EITF 96-18. Compensation costs of fully-vested non-forfeitable equity instruments have been reflected at their fair value on the date of grant.

New Accounting Standards

SFAS 123R - Share-Based Payments: In December 2004, the FASB issued FASB Statement No. 123R, Share-Based Payment (FAS 123R), which requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide services in exchange for the award. The Company currently accounts for those payments under the recognition and measurement principles of FASB Statement No. 123, Accounting for Stock-Based Compensation. The adoption of FAS 123R will not have a material effect on the Company.

SFAS 153 - Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Bulletin (APB)_ Opinion No. 29, "Accounting for Nonmonetary Transaction": In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, - an Amendment of APB Opinion No. 29, (FAS 153), which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e. recorded on a carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. The Company believes the FAS 153 will have no material impact on the Company's financial statements.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The financial statements for the years ended December 31, 2004 and 2003 and for the period from inception (April 6, 2000) until December 31, 2004 have been restated to reflect additional expenses related to stock warrants issued to non-employees during the above mentioned periods and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

The following table presents the impact of the financial statements adjustments on the Company's previously announced statements of operations for the years ended December 31, 2004 and 2003 and/or the period from inception (April 6, 2000) until December 31, 2004 and on the balance sheet as of December 31, 2003.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations
Year ended December 31, 2003
As previously	Adjustments	As restated
reported	(1)

Revenues	$ -	$ -	$ -

General and administrative expenses
Legal and professional	585,825	8,132	593,957
Salaries	80,007	38,876	118,883
Other	131,837	-	131,837
	797,669	47,008	844,677

Loss from operations	(797,669)	(47,008)	(844,677)

Other income (expense)
Interest expense, net	(17,645)	(10,988)	(28,633)

Loss before income taxes	(815,314)	(57,996)	(873,310)
Income tax	-	-	-

Net loss	$ (815,314)	$ (57,996)	$ (873,310)

Net loss per share of common stock
Basic and diluted	$ (0.19)	$ (0.02)	$ (0.21)
Weighted-average shares
outstanding - basic and diluted	$ 4,216,921	$ -	$ 4,216,921

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

			Inception (April 6, 2000)
Year ended December 31, 2004			until December 31 2004
As previously	Adjustments	As restated	As previously	Adjustments	As restated
reported	(1)		reported	(1)

Revenues	$ -	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Legal and professional	431,457	-	431,457	1,447,443	58,168	1,505,611
Salaries	452,149	40,625	492,774	575,479	81,575	657,054
Other	247,904	-	247,904	461,842	-	461,842
	1,131,510	40,625	1,172,135	2,484,764	139,743	2,624,507

Loss from operations	(1,131,510)	(40,625)	(1,172,135)	(2,484,764)	(139,743)	(2,624,507)

Other income (expense)
Termination of initial
public offering	(507,380)	-	(507,380)	(507,380)	-	(507,380)
Interest expense, net	(36,354)	(21,065)	(57,419)	(57,683)	(36,092)	(93,775)

Loss before income taxes	(1,675,244)	(61,690)	(1,736,934)	(3,049,827)	(175,835)	(3,225,662)
Income tax	-	-	-	-	-	-

Net loss	$ (1,675,244)	$ (61,690)	$ (1,736,934)	$ (3,049,827)	$ (175,835)	$ (3,225,662)

Net loss per share of
common stock - basic
and diluted	$ (0.34)	$ -	$ (0.35)	$ (0.92)	$ (0.05)	$ (0.97)
Weighted-average shares
outstanding - basic and
diluted	4,985,392	-	4,985,392	3,328,719	-	3,328,719

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Balance Sheets
As of December 31, 2003
As previously	Adjustments
reported	(1)	As restated

Current assets
Cash and cash equivalents	$ 13,264	$ -	$ 13,264
Prepaid expenses and other	2,067	-	2,067
Deferred financing costs on debt conversions	-	-	-
Refundable Value-Added Tax	18	-	18
Total current assets	15,349	-	15,349

Unproved oil and gas properties, full cost method	796,463	1,271	797,734

Property and equipment
Net of accumulated depreciation	8,029	-	8,029

Other assets
Costs associated with public offering	251,420	-	251,420
Assets held for severance benefits	4,237	-	4,237
Total other assets	255,657	-	255,657

Total assets	$ 1,075,498	$ 1,271	$ 1,076,769

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	$ 95,000	$ -	$ 95,000
Accounts payable	609,387	-	609,387
Accrued liabilities	6,072	-	6,072

Total current liabilities	710,459	-	710,459

Notes payable to related parties,
Less current maturities	43,500	-	43,500

Provision for severance pay	11,333	-	11,333

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares
authorized; 4,858,851 shares issued and outstanding	48,589	-	48,589
Additional paid-in capital	1,636,200	115,416	1,751,616
Deficit accumulated in development stage	(1,374,583)	(114,145)	(1,488,728)
Total stockholders' equity	310,206	1,271	311,477

Total liabilities and stockholders' equity	$ 1,075,498	$ 1,271	$ 1,076,769

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Balance Sheets
As of December 31, 2004
As previously	Adjustments
reported	(1)	As restated

Current assets
Cash and cash equivalents	$ 468,409	$ -	$ 468,409
Prepaid expenses and other	18,284	-	18,284
Deferred financing costs on debt conversions	-	9,318	9,318
Refundable Value-Added Tax	14,036	-	14,036
Total current assets	500,729	-	510,047

Unproved oil and gas properties, full cost method	1,394,938	1,271	1,396,209

Property and equipment
Net of accumulated depreciation	14,439	-	14,439

Other assets
Assets held for severance benefits	4,668	-	4,668
Total other assets	4,668	-	4,668

Total assets	$ 1,914,774	$ 10,589	$ 1,925,363

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	$ 144,000	$ -	$ 144,000
Accounts payable	1,009,402	-	1,009,402
Accrued liabilities	23,729	-	23,729

Total current liabilities	1,177,131	-	1,177,131

Provision for severance pay	35,985	-	35,985

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares
authorized; 5,537,787 shares issued and outstanding	55,378	-	55,378
Additional paid-in capital	3,696,107	186,424	3,882,531
Deficit accumulated in development stage	(3,049,827)	(175,835)	(3,225,662)
Total stockholders' equity	701,658	10,589	712,247

Total liabilities and stockholders' equity	$ 1,914,774	$ 10,589	$ 1,925,363

(1) Adjustments reflect additional expense related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications. See also restated Notes 5 and 7.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

4. PROVISION FOR SEVERANCE PAY

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The following principal plans relate to the employees in Israel:

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

d. The expenses in respect of severance pay for the years ended December 31, 2004 and 2003 and the period from April 6, 2000 to December 31, 2004 amounted to $16,888, $6,325 and $31,317, respectively.

e. Withdrawals from the funds may be made only upon termination of employment.

f. As of December 31, 2004 and 2003, the Company has a provision for severance pay of 35,985 and 11,333, respectively. As of December 31, 2004 and 2003 the Company has $4,668 and $4,237 respectively, deposited in funds managed by major Israeli banks which are earmarked to cover severance pay liability. Such deposits are not considred to be "plan assets" and are therefore included in other assets.

5. STOCKHOLDERS' EQUITY

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
	977,334

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY (CONTINUED)

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

Fair Value of Warrants

The Company applies the fair-value based method of accounting for all of its stock-based compensation plans in accordance with the provisions of Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123").

The fair value of stock-based compensation granted to employees and directors prior to July 15, 2003, the date of the Company's first filing with the U.S. Securities and Exchange Commission, in connection with its IPO, was estimated on the date of grant using the minimum-value method as permitted for private entities under Statement No. 123. The fair value of stock-based compensation granted to employees and directors subsequent to July 15, 2003, is measured according to the Black and Scholes option pricing model and recognized over the requisite service period.

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the year, using the Black and Scholes option pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY (CONTINUED)

2004
As restated *

Fair value of underlying stock at grant date ($)	4.00
Dividend yields	-
Expected volatility	28.2% - 29.5%
Risk-free interest rates	3.5%
Expected lives	2.16 - 2.25 years

Average grant date fair market value	0.81

* Restated (see Note 3)

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the year, using the Black and Scholes option pricing model and the weighted-average assumptions used for such grants:
2004
As restated *

Range of fair value of underlying stock at grant date ($)	3.00 - 4.00
Dividend yields	-
Expected volatility	32.2% - 43.8%
Risk-free interest rates	3.5%
Expected lives	0.56 - 2.50 years

Average grant date fair market value	0.65

* Restated (see Note 3)

6. RELATED PARTY TRANSACTIONS

Included in accounts payable at December 31, 2004 and 2003 are payables to officers and directors of the Company totaling $642,189 and $248,162, respectively for salaries, consulting services, bonuses and reimbursement of expenses.

Costs allocated to financing costs of $0 and $55,500 were paid to officers and directors of the Company and are netted against additional paid-in capital as of December 31, 2004 and 2003, respectively. Additionally, costs allocated to public offering costs of $0 and $176,558 were paid to officers and directors of the Company as of December 31, 2004 and 2003, respectively.

Included in general and administrative expenses at December 31, 2004 and 2003 are fees and expenses totaling $212,960 and $270,968, respectively, paid to officers and directors for professional, legal, and accounting fees, meals, travel and miscellaneous expense reimbursement.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6. RELATED PARTY TRANSACTIONS (continued)

Notes payable to related parties includes a $100,000 note payable under a line of credit loan agreement with a shareholder of the Company in the maximum amount of $100,000 to be repaid out of the first $200,000 in receipts from a public offering, or on June 30, 2005, which ever occurs first. Any outstanding balance may be converted at the election of the lender to shares of common stock at $4.00 per share. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 12,000 shares of common stock and warrants to purchase 5,000 shares of the Company's common stock.

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
$144,000

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)
	December 31, 2004	December 31, 2003
	As restated*	As restated*
Deferred tax assets:
Net operating loss carry forwards	$ 1,529,371	$ 878,665
Other	671	408
Total gross deferred tax assets	1,530,042	879,073
Deferred tax liabilities:
Property and equipment	(3,068)	(2,127)
Unproved oil & gas properties	(502,578)	(286,727)
Total gross deferred liabilities	(505,646)	(288,854)
Less valuation allowance	(1,024,396)	(590,219)
Net deferred tax assets	$ -	$ -

*Restated (see Note 3)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax carryforwards are utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has had no taxable income since inception. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carryforwards.

At December 31, 2004, the Company has available net operating loss carryforwards of approximately $2,600,000 to reduce future U. S. taxable income. These carryforwards expire from 2020 to 2025.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expenses. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index. At December 31, 2004, the Company has available net operating loss carryfowards of approximately $1,600,000 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax on pre-tax reported income (loss) and the tax expense:

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)
For the year ended December 31
2004	2003
As restated **	As restated **

U.S. pre-tax loss as reported	(1,615,891)	(783,148)
Israeli pre-tax loss as reported	(121,043)	(90,162)
U.S. and Israeli pre-tax loss as reported	$(1,736,934)	$ (873,310)

U.S. statutory tax rate	34%	34%

Theoretical tax on above amount per tax rate
applicable to the company	$ (590,557)	$ (296,925)

Increase (decrease) in tax liability resulting from:

Change in tax rates	-	-
Permanent differences	825	1,372
Foreign tax rate differential	4,756	-
Change in valuation allowance	622,811	326,795
Other differences*	(37,835)	(31,242)

Tax expenses per statement of income	$ -	$ -

* Including differences between the definition of capital and non-monetary assets for tax purposes.

** Restated (see Note 3).

8. LOAN TRANSACTIONS

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES (continued)

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

$ 192,557

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS

Exercise of Warrants

In January 2005, warrants to purchase 358,167 shares of the Company's common stock were exercised raising a total of $461,500. Warrants to purchase 7,334 shares of the Company's common stock were exercised to reduce debt and accounts payable totaling $11,001. Warrants to purchase 160,000 shares of the Company's common stock at $1.00 per share were exercised by the delivery and cancellation of 40,000 shares of the Company's common stock pursuant to an agreement between the Company and its vice-president of finance.

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