Form 10-K
period 2004-12-31
ZION OIL & GAS INC
filed 2006-09-14
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 333-131275

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes __ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2005 were $0. The Issuer had 8,031,288 shares of common stock outstanding as of September 1, 2006. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices of such common stock as of September 1, 2006, was $0, as no public market currently exists.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes__ No X

2005 ANNUAL REPORT (S.E.C. FORM 10-KSB)

INDEX

Securities and Exchange Commission
Item Number and Description

PART I

PART II

PART III

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact included in this Annual Report on Form 10-KSB (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "may", "should", "could", "believe", "anticipate", "intend", "estimate", "expect," "project" and similar expressions (or the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under "Risk Factors", "Management's Discussion and Plan of Operations" and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to "Zion," "we", "us", "our" or "ours" refer to Zion Oil & Gas, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We explore for oil and gas in Israel. Our principal assets are petroleum rights issued by the Ministry of National Infrastructures of the State of Israel, specifically an exploration license covering 397,000 Israeli dunam (approximately 98,100 acres), entitled License No. 298/Ma'anit-Joseph. We also hold a preliminary permit with priority rights covering 490,000 dunam (approximately 121,100 acres) and entitled Preliminary Permit No. 186/Asher, abutting on and immediately to the north and west of the Ma'anit-Joseph License. We have named the project to explore the license and the permit areas the "Joseph Project."

We hold 100% of the working interest in our license and permit, which means we are responsible for 100% of the costs of exploration and, if established, production. Our net revenue interest is 87.5%, which means we would receive 87.5% of the gross proceeds from the sale of oil and gas from license and permit areas upon their conversion to production leases, if there is any commercial production. The 12.5% we would not receive is a royalty reserved by the State of Israel. The State of Israel may take its royalty in kind. If the State of Israel elects not to take the royalty in kind, then we would pay the royalty based upon our arranging the sales, if any, of all the oil and gas. Other than its option to take its 12.5% royalty in kind, the government has no right of participation in any portion of our project. No royalty would be payable to any landowner with respect to production from our license or permit areas as the State of Israel owns all the mineral rights. In the event commercial production is established, we will be setting aside a royalty (or equivalent net profits interest) of 6% for charitable contributions. In addition, our key employee incentive plan will receive a royalty (or equivalent net profits interest) of up to 1.5%. This means our effective net revenue interest will be no less than 80%.

Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 and our telephone number is (214) 221-4610. Our website address is www.zionoil.com. Our office in Israel is located at 15 Bareket St., Caesarea Industrial Park, 38900 Israel, and the telephone number is +972 (4) 623-1425.

Background

In 1985, during a visit to Israel, John M. Brown (our founder and CEO) became inspired and dedicated to finding oil and gas in Israel, and he started the process that led to the Joseph Project. During the next fourteen years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000 in order to receive the award of a small onshore petroleum license from the Israeli government. Mr. Brown and 25 different persons who had assisted him during the fourteen-year period started Zion with an initial cash contribution of $2,400 for which they received 2,400,000 shares of common stock at the price of 1/10 of one cent per share. Upon its formation, Mr. Brown and the others contributed to Zion all of the technical, economic, legal and financial data they had accumulated over the years relating to oil and gas exploration in Israel. For accounting purposes, no monetary value was attached to the data and we are unable to provide you with any estimate of its cost of acquisition or current market or replacement value, if any. Zion was originally incorporated on April 6, 2000 in Florida. On July 9, 2003, we were reincorporated in Delaware.

Upon the award of our first petroleum right (the License No. 298/Ma'anit, which is referred to as the "Ma'anit License") in May 2000, the Israeli government gave us access to most of its data with respect to previous exploration in the area, including geologic reports, seismic records and profiles, drilling reports, well files, gravity surveys, geochemical surveys and regional maps. We also gathered information concerning prior and ongoing geological, geophysical and drilling activity relevant to our planned activities from a variety of publicly accessible sources. The second map at Item 2 of this Annual Report shows the outline of our current Ma'anit-Joseph License and Asher Permit. It also shows the location of the approximately 500 kilometers of seismic lines and relative locations of eight mid-range (to 7,500 feet) and deep (to 21,000 feet) wells in our immediate area, data and information concerning which we have acquired and analyzed. The Israeli government itself conducted most of the seismic surveys during the 1970's and 1980's in order to provide data to encourage oil companies to invest in exploratory drilling. Private and public Israeli, American and international companies conducted additional seismic survey and drilled most of the eight wells in the period since 1980. Our best estimate of the cost of the exploration activities in our license area through 2003 (in actual dollars spent at the time) is shown in the table below. Most of the numbers are from sources that we consider verifiable, including reports to the Israeli government, press releases, filings with the Tel Aviv Stock Exchange and personal involvement of some of our officers. Some numbers we estimated based upon the scope of the completed work.

Year	Company	Activity	Amount ($)	Notes
1975-80	Israeli Government	Gravity Studies	750,000	1
1978	Weeks Exploration	Area Geology	40,000	2
1980	Superior Oil	Basin Analysis	50,000	2
1977-82	Israeli Government	Seismic	2,500,000	3
1977-2002	Academic Groups	Various Technical Studies	200,000	2
1978-84	Energy Exploration	Drilled Asher-Atlit Well	25,000,000	4
1979-81	OEIL- Naphtha	Drilled Ga'ash Well	6,500,000	5
1983-85	OEIL	Basin Analysis	100,000	2
1993-2000	Givot Olam	Seismic, G&G, G&A	3,000,000	6
1993-4	Givot Olam	Drilled Meged #2 Well	9,200,000	6
1993-5	Modi'in Ltd. Partnership	Drilled David Well	17,800,000	7
1994	Sedot Neft	Drilled Ma'anit Well	5,000,000	8
1999	Givot Olam	Test Meged #2 Well	1,140,000	6
2000	Givot Olam	Drilled Meged #3 Well	7,010,000	6
2002-3	Givot Olam	Drilled Meged #4 Well	6,490,000	9
2000-3	Zion Oil & Gas, Inc.	Seismic, G&G, G&A	1,170,000	10
1975-2003	Totals		85,950,000

Notes:

  Engineering estimate by us, based upon approximately 1,000 square kilometers of gravity survey at an average price of $750 per square kilometer.

  Estimate by our executive vice-president based upon his personal experience and knowledge of costs of similar studies in the international petroleum industry, cost adjusted to the period in question.

  Engineering estimate by us, based upon approximately 500 kilometers of seismic lines upon and around our project area at an average acquisition and processing cost of $5,000 per kilometer, the average cost that Dr. Kashai and Elisha Roih observed for onshore seismic data acquisition in their companies at that time. Please note that we are counting only lines that we used in our analysis and not the additional 500 kilometers of lines that were used in our area to designate drilling locations for the other wells near our license.

  Oral report to us by Jack Sherman, the well site geologist on location at the time the well was being drilled. Mr. Sherman assisted Mr. Brown in his early investigation of oil and gas opportunities in Israel and served as our senior consulting geologist until his death in 2003. Oral confirmation by the general manager of the operator (Andy SoRelle) to Mr. Brown.

  Engineering estimate by us of the cost at the time for the drilling and testing of an 18,000-foot well in Israel that encountered no major problems during drilling.

  Prospectuses in Hebrew filed by Givot Olam with the Israeli Securities Authority in 1993, 1997, 1998, 1999, and 2003, and on file at the Tel Aviv Stock Exchange.

  Prospectus in Hebrew filed by Modi'in Ltd. Partnership with the Israeli Securities Authority in January 1996 and annual report for 1997, both on file at the Tel Aviv Stock Exchange.

  Prospectus in Hebrew filed by Sedot Neft with the Israeli Securities Authority in November 1993 and on file at the Tel Aviv Stock Exchange; joint venture agreement signed in February 1999 between Sedot Neft and a predecessor of Zion.

  Prospectus in Hebrew filed by Givot Olam with the Israel Securities Authority in January 2004, on file at the Tel Aviv Stock Exchange.

  Invoices and accounting records in our files.

Israel's Petroleum Law

Our business in Israel is subject to regulation by the State of Israel pursuant to the Petroleum Law, 5712-1952. The administration and implementation of the Petroleum Law is vested in the Minister of National Infrastructures, the Petroleum Commissioner and an advisory commission (the "Petroleum Commission"). The following discussion includes brief statements of certain provisions of the Petroleum Law as currently in effect.

Petroleum resources are owned by the State of Israel, regardless of whether they are located on state lands or the offshore continental shelf. No person is allowed to explore for or produce petroleum without being granted a specific right under the Petroleum Law. The law provides for three types of rights, two relevant to the exploration stage and the third for production.

Preliminary permit. The most basic right is the "preliminary permit", which may be granted for a period not exceeding 18 months. The permit allows the prospector to conduct preliminary investigations, such as field geology, airborne magnetometer surveys and seismic data acquisition, but does not allow test drilling. The holder of a preliminary permit is entitled to request a priority right on the permit area, which, if granted, prevents an award of petroleum rights on the permit area to any other party. There are no restrictions as to size of the permit area or to the number of permits that may be held by one prospector. However, Israeli policy is to award an area no larger than that for which the applicant has a reasonable plan of operation and has shown evidence of the necessary financial resources to execute the plan.

License. The next level of petroleum right is the "license", bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years and it may be extended for up to an additional four years. A license area may not exceed 400,000 dunam (approximately 98,800 acres). One dunam is equal to 1000 square meters (approximately .24711 of an acre). No one entity may hold more than twelve licenses or hold more than a total of four million dunam in aggregate license area.

Production lease. Upon discovery of petroleum in commercial quantities, a licensee has a statutory "right" to receive a production "lease." The initial lease term is 30 years, extendable up to a maximum period of 50 years. A lease confers upon the lessee the exclusive right to explore for and produce petroleum in the lease area and requires the lessee to produce petroleum in commercial quantities (or pursue test or development drilling). The lessee is entitled to transport and market the petroleum produced, subject, however, to the right of the Government to require the lessee to supply local needs first, at market price.

Petroleum Rights Fees. The fees payable to the government to maintain the various petroleum rights are currently (as of September 1, 2006) as follows:

(a) Fee for Preliminary Permit without priority rights - None.

(b) Fee for Preliminary Permit with Priority Rights - New Israeli Shekels (NIS) 5.01 (approx. US $1.12) per 1,000 dunam (approximately 247.11 acres) per month.

(c) Fee for License (on-shore) per 1,000 dunam or part thereof:

First and second years	- NIS	91.29	(approx. US $20.56) per year
Third year	- NIS	151.93	(approx. US $34.22) per year
Fourth year	- NIS	303.14	(approx. US $68.27) per year
Fifth and subsequent years	- NIS	908.41	(approx. US $204.60) per year

(d) Fee for License (off-shore) per 1,000 dunam or part thereof: NIS 60.66 (approx. US $13.66) annually.

(e) Fee for Lease - NIS 910.82 (approx. US $205.14) per 1,000 dunam or part thereof per year. A lessee who pays a royalty shall be exempt from a leasehold fee for a contiguous area, as approved by the Petroleum Commissioner, of 50,000 dunam around each producing well. The fees are adjusted quarterly to reflect changes in the Israeli consumer price index. The US Dollar values appearing above are calculated at the Representative Rate of US $1.00 equal NIS 4.40 as published by the Bank of Israel on August 1, 2006.

Requirements and entitlements of holders of petroleum rights. The holder of a petroleum right (permit, license or lease) is required to conduct its operations with due diligence and in accordance with the accepted practice in the petroleum industry. The holder is required to submit progress and final reports; provided, however, the information disclosed in such reports remains confidential for as long as the holder owns a petroleum right on the area concerned. The holder is required to pay a royalty to the government of 12.5% of production. The government may elect to take the royalty in kind, or take payment in cash for its share of production as we sell the oil and gas.

Under the Petroleum Law, the holder of a Petroleum Right that has failed to pay or deliver any royalty due and continues to fail to so pay or deliver following written notice to cure from the Commissioner is subject to having its stocks of petroleum, installations and other assets belonging to the undertaking attached, seized and removed pending settlement in full of the royalty due. If the royalty has not been settled in full within 30 days of the attachment, anything attached may be sold by the Minister of National Infrastructures, on terms deemed fit by the Minister, until the royalty due is discharged, with the excess to be returned to the holder of the Petroleum Right. In addition, the Petroleum Right on which royalty is overdue is subject to cancellation if the royalties in arrears are not paid within 60 days of receipt of written notice to cure given by the Petroleum Commissioner, which notice gives warning that failure to pay may result in cancellation of the Right. The notice gives warning that failure to pay may result in cancellation. Cancellation of the Right by the Commissioner is subject to appeal to the Minister.

The grant of a petroleum right does not automatically entitle its holder to enter upon the land to which the right applies or to carry out exploration and production work. Entry requires the consent of the private or public holders of the surface rights and of other public regulatory bodies (e.g. planning and building authorities, Nature Reserves Authority, municipal and security authorities, etc.). The holder of a petroleum right may request the Government to acquire, on its behalf, land needed for petroleum purposes. The petroleum right holder is required to obtain all other necessary approvals.

Proposed Changes in the Petroleum Law. On October 23, 2002, in conjunction with the 2003 Budget, a bill was submitted to the Israeli Knesset by the Government which, if it had been adopted, would have introduced major changes in the Petroleum Law and repealed many rights currently available to persons involved in petroleum exploration and production activities. Specifically, it proposed to change the regime pursuant to which petroleum rights were granted and held, to repeal certain rights of holders of petroleum rights to enter surface lands in order to conduct petroleum operations and receive allocations of water for drilling operations and to rescind exemptions granted to holders of petroleum rights and petroleum contractors from certain customs duties and sales and excise taxes. While this proposal was rejected in Knesset committee, was not passed in conjunction with the 2003 Budget, and has not been resubmitted in connection with either the 2004, 2005 or 2006 budgets, it may be resubmitted in the future. If resubmitted and adopted as proposed, the effect of various of the proposed amendments could likely result in increasing our costs of conducting petroleum drilling and production operations in Israel and, in certain instances, where reasonable arrangements could not be reached with holders of surface rights, might result in our inability to pursue certain operations.

In February 2004, the Petroleum Commissioner and staff of Ministry of National Infrastructures proposed a series of amendments to the Petroleum Law that were sent in February 2004 to us and others in the Israeli petroleum industry for comments. The principal amendments proposed were: (1) repeal of the exemptions granted to holders of petroleum rights from certain purchase and excise taxes; (2) requiring holders of petroleum rights to post bonds to ensure the performance of work commitments and post-operations site remediation; (3) inclusion of environmental and safety standards for petroleum exploration and production activities; (4) limitation of production leases to geological strata rather than to geographically defined surface areas; (5) providing for forced pooling where reservoirs underlie lands subject to more than one petroleum right; (6) introduction in certain circumstances of a mandatory tender regime for the issuance of petroleum rights, including preliminary permits; (7) restriction (in certain circumstances) on rights to enter or use surface lands for petroleum operations and rescission of preferential water rights for drilling operations; (8) repeal of the automatic rights granted to holders of production leases to import, refine, export and trade in petroleum and petroleum products; (9) amendment of conditions for the granting of preliminary permits and licenses, introduction of limitations to data secrecy rights and provision for restructuring of the Petroleum Commission. Following comments made by us and other Israeli petroleum industry participants, the proposed amendments were reviewed and analyzed in anticipation of significant revisions to the proposals.

In May 2006, we were informed by the Petroleum Commissioner's office that the proposed amendment of the Petroleum Law was removed from the Ministry's agenda for 2006 and is not currently under consideration. However, it is not possible to predict whether the revision of the Law will again be raised and, if so, what the revisions will be or whether or to what extent such proposed revisions will be adopted by the government and enacted into law or to what extent, if any, our operations would be affected by any or all of such revisions to the Petroleum Law as may ultimately be enacted.

Petroleum Taxation

Our activities in Israel will be subject to taxation both in Israel and in the United States. Under the U.S. Internal Revenue Code, we will be entitled to claim either a deduction or a foreign tax credit with respect to Israeli income taxes paid or incurred on our Israeli source oil and gas income. As a general rule, Zion anticipates it will be more advantageous for it to claim a credit rather than a deduction for applicable Israeli income taxes on its United States tax return. A tax treaty exists between the United States and Israel that would provide opportunity to use the tax credit.

Exploration and development expenses. Under current Israeli tax laws, exploration and development expenses incurred by a holder of a petroleum right can, at the option of such holder, either be expensed in the year it occurs or capitalized and expensed (or amortized) over a period of years. Most of our expenses to date have been treated for Israeli income tax purposes as accumulated revenue expenses.

Depletion allowances. Under current Israeli tax laws, the holder of an interest in a petroleum license or lease is allowed a deduction for income tax purposes on account of the depletion of the petroleum reserve relating to such interest. This may be by way of percentage depletion or cost depletion, whichever is greater. Percentage depletion is at the rate of 27.5% of the gross income, but subject to a limit of 50% of the net income attributed to the relevant petroleum license or lease in that tax year. Cost depletion is the amount calculated by dividing the "adjusted cost" of the petroleum interest, being the cost less accrued depletion allowances to date, at the beginning of the tax year, by the number of units remaining in the estimated petroleum reservoir at the beginning of such year, and multiplying this sum by the number of units of petroleum produced from the interest and saved during the tax year.

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 31% in 2006, which rate is scheduled to reduce annually thereafter to a minimum rate of 25% by 2010.

Import duties. Insofar as similar items are not available in Israel, the Petroleum Law provides that the owner of a petroleum right may import into Israel, free of customs, purchase taxes and other import duties, all machinery, equipment, installations, fuel, structures, transport facilities etc. (apart from consumer goods and private cars and similar vehicles) that are required for the petroleum exploration and production purposes.

Currency control. If the necessary taxes have been paid and a foreign currency source has been established for the relevant investment, foreign investors may repatriate principal and profits of investments without restriction.

Royalties on production. Under the Petroleum Law, the holder of a petroleum lease is required to pay a royalty of one-eighth in kind or cash (at the option of the Petroleum Commissioner) of the quantity of petroleum produced and saved from the leased area excluding the quantity of petroleum used by the lessee in its operations. Royalties are treated as revenue expenses.

Proposed Changes in Petroleum Taxation. On October 23, 2002, in conjunction with the 2003 Budget, a bill was submitted to the Israeli Knesset by the Government that, if it had been adopted, would have led to a major restructuring of the Israeli system for taxing oil and gas operations and income. Pursuant to the proposal, the applicable taxes would have been imposed in accordance with rules to have been established by the Minister of Finance and would have been deductible against the Companies Tax. This proposal was rejected in Knesset committee and was not passed in conjunction with the 2003 Budget and has not been resubmitted since, although it may be in the future.

An alternative initiative to amend the fiscal regime applicable to oil and gas operations was proposed in 2003 by the Ministry of National Infrastructures on a preliminary basis for further study. Under this proposal, the current royalty-based system would be replaced by a Petroleum Revenue Tax regime in which tax rates for on-shore production would vary between 0 - 30% (up to 75% for certain off-shore production), following recapture of costs, depending on the size of the discovery. It has been the position of the Ministry of National Infrastructures that any new fiscal regime should not apply to holders of outstanding exploration licenses and production leases and that such holders be governed by the existing fiscal regime ("grandfather rights"). The staffs of the Israeli Finance and Justice Ministries have taken issue with the Ministry of National Infrastructures on this point. Zion does not know and cannot predict how this dispute would be resolved or, if "grandfathered" status were not granted, how the courts would treat a challenge to any attempt to subject existing rights holders to the proposed new fiscal regime, which in many circumstances would result in substantially higher government takes than provided under the current regime.

Petroleum Revenue Tax regimes, as that which was preliminarily proposed by the Ministry of National Infrastructures, are as a general matter not entitled to foreign tax credit for U.S. tax purposes unless specifically provided in a tax treaty between the United States and the taxing jurisdiction. The current U.S. - Israel Tax Treaty does not provide for a credit for any Israeli tax in the nature of a Petroleum Revenue Tax. Thus, if the proposal of the Ministry of National Infrastructures were to have been adopted, and if the U.S. - Israel Tax Treaty were not amended to provide for such credits, to the extent we would be subjected to such new tax in Israel (if it were to be imposed), our United States tax liability will likely be increased significantly.

In May 2006, we were informed by the Petroleum Commissioner's office that the various proposed amendments to the tax and fiscal regimes applicable to oil and gas exploration and production had been removed from the agenda and were not currently under consideration by the government or at any of the relevant ministries.

The law relating to taxation of petroleum exploration and production operations and related transactions is not well developed in Israel, and many issues relating to the transactions described herein and in which we may be involved, including transactions relating to the transfer of certain interests to our Key Employee Incentive Fund and the Charitable Trusts. The Israeli tax liabilities for the Fund and Trusts have neither been reviewed by Israeli tax authorities nor been subject to judicial scrutiny. As a result, we cannot predict how the Israeli tax authorities or courts will rule in the event issues relating to our contemplated operations and transactions are presented to them.

Environmental Legislation and Costs

There is no environmental legislation in Israel directed specifically to onshore petroleum exploration activities other than the requirement to adequately plug a well upon its abandonment. Conduct of petroleum exploration and drilling activities in compliance with "good oil field practices" will as a general matter meet the requirements of Israeli law regarding petroleum exploration activities. We intend to conduct all activities in compliance with "good oil field practices" and our proposed budgets and authorizations for expenditures have been and will be prepared on such basis. In the circumstances, no additional costs have been budgeted for the specific purpose of complying with environmental laws. To date we have not plugged any wells drilled by us. We estimate that any well we plug and abandon in the future will yield a salvage value of the recovered pipe in excess of the costs of plugging and abandonment.

Political Climate

Between October 2000 and the summer of 2004, there was a significant increase in violence primarily in the West Bank and the Gaza Strip, and negotiations between Israel and Palestinian representatives ceased for a period of over thirty months. Negotiations recommenced in June 2003 with the internationally sponsored "Road Map" plan, to which there is significant opposition from extremists on both sides. With the death of the former chairman of the Palestinian Authority in November 2004, violence has subsided, and Israel has effectively completed a disengagement process in the Gaza Strip and northern Samaria. Violence has further diminished with the building by Israel of the security fence between centers of Israeli and Palestinian populations. The chances for this renewed peace process cannot be predicted. This uncertainty is heightened with the recent election of a majority of Hamas

Party candidates to the Palestinian Authority parliament and the establishment of a Hamas led government in the Palestinian Authority. In late June 2006, following a terrorist attack from Gaza on an Israeli army outpost in Israel and the kidnapping of an Israeli soldier, Israel commenced military action in Gaza. In July 2006, following the launching of rocket attacks on Israeli border villages and the killing and kidnapping of several Israeli soldiers on patrol in Israel by the Lebanese-based Hezbollah terrorist organization, Israel commenced military action aimed at returning the kidnapped soldiers and removing the Hezbollah threat from Israel's northern border. International diplomatic efforts and a United Nations Security Council resolution a cease-fire has been implemented in Lebanon; diplomatic attempts toward a cease-fire in Gaza are continuing, as are attempts to restart the political dialogue.

Markets

As an exploration company, we do not yet have oil and gas reserves to market. The discussion of markets for oil and gas in Israel is set forth below to present the economic environment within which we would have to operate should our exploratory drilling be successful.

If any of our exploratory wells are commercially productive, we would install oil and gas separation facilities and storage tanks. Initially, oil from the license area would be transported by truck to the oil refinery located near Haifa, a distance of approximately 40 kilometers (25 miles). Under the terms of the Petroleum Law, we may be required by the Minister of National Infrastructures to offer first refusal for any oil and gas discovered to Israeli domestic purchasers at market prices. Our long-range plans include laying a 6-kilometer (3.7-mile) oil pipeline to join an existing crude oil transfer line between the refinery in Haifa and the refinery in Ashdod, Israel.

If we discover gas, we would sell initially to a local manufacturing plant located within 200 meters of the Ma'anit # 1 location. Long-range plans include connecting the separation facility to a countrywide gas transportation line, now in the planning and construction stages. We believe that any liquid hydrocarbons discovered in Israel would be sold at prices commonly received in the Mediterranean basin. Those prices, net to the wellhead, are expected to approximate Israeli market prices, plus or minus allowances for quality.

At the present time, Israel can absorb any discovery of oil, condensate or gas liquids. Israel's total energy and petrochemicals consumption of liquid hydrocarbons in 2005 is estimated by Israeli government sources to be the equivalent of 82 million barrels of oil, 15% of which is for electric power generation. This leaves approximately 70 million barrels per year of demand for liquid hydrocarbons if all the electric power generation needs are met by coal and offshore gas fields. Even a giant oil field discovery (of which there can be no assurance) with a project life of almost 50 years, would not result in maximum production in any single year in excess of 70 million barrels. At this time there is almost no competition for locally produced oil. Only one oil field is currently producing in Israel and it is near the end of its economic life with daily production of about 30 barrels of oil.

The current Israeli market for natural gas is in its infancy. There is now only a limited market in several regions of the country. The government is encouraging the power and industrial sectors to convert to gas energy and, jointly with the private sector, is developing a natural gas pipeline infrastructure intended to connect the newly discovered offshore gas fields and Egyptian sources to the potential market in Israel. We believe that the electrical generating sector (which is building combined cycle, gas-fired generating units), together with the industrial, commercial and future residential sectors when developed, should be able to absorb any gas discovery within a reasonable period.

Employees

We currently employ four consultants and sixteen employees, seven of whom (out of the twenty total) are on a part-time basis. During the next twelve months, we expect to hire more full-time employees and some of our consultants will change over to full-time employee status. We also expect to hire several consultants for specific short-term services. None of our current employees are subject to any collective bargaining agreements and there have been no strikes.

Charitable Trusts

If we are successful in finding commercial quantities of oil and gas in Israel, we intend to donate a portion of our gross revenues to charities in Israel, the United States and elsewhere in the world. The donations will be made through entities we intend to establish. These entities have not been as yet fully defined. For purposes of this discussion, we call them charitable trusts, but they may be tax-exempt corporations, foundations, associations or some other form of charitable entity. The exact form of the charitable trusts, the domicile of the charitable trust for contributions outside Israel, and the exact form of the royalty interests to be donated have not yet been determined. Those forms will depend to an extent upon advice of tax counsel and the outcome of negotiations with the Israeli Income Tax Authority. Independent of the form of organization and the form of interest donated, our board of directors has established the following parameters for the charitable trusts:

  There will be two separate and distinct charitable trusts, one to be established in Israel and one to operate outside Israel. Each of the charitable trusts will have its own board of directors (or board of trustees) consisting of up to nine members each, a majority of which shall not be our officers, directors or shareholders owning more than 1% of Zion.

  At least two-thirds of the Israeli charitable trust's board will be resident citizens of Israel. Our founder, John Brown, will serve as the initial chairman.

  At least two-thirds of the non-Israeli charitable trust's board will be resident citizens of the United States. John Brown will serve as the initial chairman of the board.

  The two charitable trusts will be set up with the objective that to the extent possible our donations to them will be tax deductible under both Israel and U.S. tax law.

  We will assign to each of the two charitable trusts an after payout (of exploration costs through the first discovery well) an overriding royalty interest of 3% in the Joseph Project petroleum rights and any other petroleum rights that we acquire in Israel. This means that 6% of the gross proceeds of oil and gas production would go to the two charitable trusts for charitable purposes, one-half (3%) to be used for charitable activities in Israel by one charitable trust and one-half (3%) to be used for such purposes in the United States and internationally by the other.

  The funds to be distributed by the two charitable trusts may only be given to charities that meet the qualification of section 501(c) (3) of the United States Internal Revenue Code or the equivalent section of the Israel Income Tax Code.

  If we are unsuccessful in our exploration efforts, no funds will be available for donation.

  The general application of the funds will be to support projects for the restoration of the land and people of Israel and social and educational and rehabilitative projects in the United States and internationally.

We plan to establish these charitable trusts as soon as sufficient funds are available to establish the trusts without derogating from our ability to efficiently comply with our commitments under our license and permit. Our board will set specific guidelines for the determination of the type and nature of the charities to which the trusts may contribute and parameters, if and to the extent deemed appropriate by our board, for the amounts available for contribution to any individual charity or type of charity. Decisions concerning the specific charitable beneficiaries and the amounts to be donated will be made by the boards of the trusts, which shall be independent of the company as set forth above, in accordance with their organizational documents and procedures and the laws of their jurisdictions of establishment.

Our shareholders, in a resolution passed at the 2002 Annual Meeting, approved the concept in principle, as well as the specific sources of interest to be donated to the trusts. Specifically, the shareholders resolution gave the board the authority to transfer to each charitable trust a (i) 3% "overriding royalty", (ii) net operating profits interest, or (iii) substantially equivalent interests.

We have elected to donate the 3% overriding royalties and not the other interests, subject to any legal and tax restrictions under Israeli law as may be in effect at the time of the transfer of the interest. If, due to increased tax liability, we elect not to donate the overriding royalty but rather donate a substitute interest (such as a net profits interest) then the amount of the substitute interest would be calculated and specified such that it would have the same economic value to the charitable trust as would a 3% overriding royalty.

These charitable trusts are to be new, separate and independent of The WendyArts Foundation, Beit Issie Shapiro, JlivesNMe Workplace Ministries, or any other charitable organization supported by (or affiliated with) any of our officers or directors (a "Related Charitable Organization"). Nothing in the charters, organizational documents or bylaws of our charitable trusts will prohibit any Related Charitable Organization from applying for a grant or other financial support from one of the Zion charitable trusts. However, any member of the governing body or committee recommending allocation of grants of one of the charitable trusts who is affiliated with a Related Charitable Organization applying for such financial aid will be precluded from voting on the grant.

ITEM 1A. RISK FACTORS

We are an exploration stage company with no current source of income.

Zion was incorporated in April 2000 and is still in its exploration stage. Our operations are subject to all of the risks inherent in establishing a new business enterprise. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business. We cannot warrant or provide any assurance that our business objectives will be accomplished.

Our financial condition has been unsound in the past and might again be so in the future.

All of our audited financial statements since inception have contained a statement by the auditors that raise substantial doubt about us being able to continue as a "going concern" unless we are able to raise additional capital.

We have no proved reserves or current production and we may never have any.

We do not have any proved reserves or current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

We have a history of operating losses and we could remain unprofitable for a long time.

We incurred operating losses of $1,604,714 for the year ended December 31, 2005 (as restated), $1,736,934 for the year ended December 31, 2004 (as restated), $873,310 for the year ended December 31, 2003 (as restated) and $403,114 for the year ended December 31, 2002 (as restated). The accumulated deficit as of December 31, 2005 was $4,830,376. We cannot assure that we will ever be profitable.

We are committed to paying $945,000 of executive compensation for each of the next three years, thus reducing the amounts of money available for exploratory drilling.

We have committed to the payment of $945,000 per year, for the three years beginning January 1, 2006, in cash compensation to five of our most senior executives. If we do not have a discovery of oil or gas, a sizable portion of the amounts raised in the future may be used for executive compensation, reducing the amounts available for exploratory drilling. .

If we are unable to obtain additional financing, we may be unable to successfully execute our business plan.

Our planned work program is expensive. If we are unable to raise at least $3,250,000 net proceeds during 2006 in a combination of a planned public offering (in a minimum amount of $2,450,000 and a maximum of $14,000,000), warrant exercises, loans and foreign placements of our securities or we are unable to attract additional participants in the Joseph Project, we may not be able to complete the steps of our minimum work program for completing our Ma'anit #1 well, the cost of which could be as much as $1,000,000. A new well could cost as much as $7.5 million for a dry hole and $9 million for a completed producer, assuming there are no drilling or completion problems. If we raise less than the maximum amount of the planned public offering, we may have to seek other forms of financing, including the sale (if possible) of a portion of our license rights and obligations to one or more other petroleum exploration companies in order to drill our planned appraisal well on the Ma'anit prospect. Moreover, even if the Ma'anit #1 and/or the appraisal well we plan to drill is completed as a commercial well, we may have to seek additional forms of financing, including the sale (if possible) of a portion of our license rights and obligations to drill additional wells to develop the Ma'anit prospect and additional wells planned to test additional prospects (including deep tests to the Permian) on our license. Any additional financing could cause your relative interest in our assets and potential to be significantly diluted. Even if we have exploration success, we may not be able to generate sufficient revenues to offset the cost of dry holes and general and administrative expenses.

Oil and gas exploration is an inherently risky business.

Exploratory drilling involves enormous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. Even when properly used and interpreted, seismic data analysis and other computer simulation techniques are only tools used to assist geoscientists in trying to identify subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically available. The risk analysis techniques we use in evaluating potential drilling sites rely on subjective judgments of our personnel and consultants. There is no assurance that other companies with superior financial resources, larger technical infrastructure and more experience will agree with our analysis and recommendations.

Political risks inhibit our ability to raise capital.

Our operations are concentrated in Israel and could be directly affected by political, economic and military conditions in Israel. Efforts to secure a lasting peace between Israel and its Arab neighbors and Palestinian residents have been underway since Israel became a country in 1948 and the future of these peace efforts is still uncertain.

Kibbutz Ma'anit (where we have drilled our first well) is in an area adjacent to Israeli Arab villages where anti-Israeli rioting broke out in late 2000. Any future armed conflict (including the renewal of the recent conflict between Israel and the Hezbollah terrorist organization based in Lebanon and the expansion of that conflict into the areas in which Zion is operating or into central Israel), political instability or continued violence in the region could have a negative effect on our operations and business conditions in Israel, as well as our ability to raise additional capital necessary for completion of our exploration program.

Economic risks inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

  exchange rate fluctuations;

  royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

  changes in Israel's economy that could cause the legislation of oil and gas price controls.

Consequently, our operations may be substantially affected by local economic factors beyond our control, any of which could negatively affect our financial performance.

Legal risks could negatively affect the value of Zion.

Legally, our operations in Israel may be subject to:

  changes in the Petroleum Law resulting in modification of license and permit rights;

  changes in laws and policies affecting operations of foreign-based companies in Israel; and

  changes in governmental energy and environmental policies or the personnel administering them;

During the period 2002-2004, several proposals were submitted by Israeli government authorities to amend various provisions of the Petroleum Law and the related fiscal regime which, if they had been adopted and applied to outstanding petroleum rights, might have resulted in increasing our costs of exploration and production. Further, in the event of a legal dispute in Israel, we may be subject to the exclusive jurisdiction of Israeli courts or we may not be successful in subjecting persons who are not United States residents to the jurisdiction of courts in the United States, either of which could adversely affect the outcome of a dispute.

Our license and permit could be canceled or terminated, and we would not be able to successfully execute our business plan.

Our license and permit are granted for fixed periods and each requires compliance with a work program detailed in the license or permit respectively. If we do not fulfill the relevant work program, the Israeli government may terminate the license or permit before its scheduled expiration date.

There are limitations on the transfer of interests in the license and permit, which could impair our ability to raise additional funds to execute our business plan.

The Israeli government has the right to approve any transfer of rights and interests in our license and permit and any mortgage of the license or permit to borrow money. If we try to raise additional funds through borrowings or joint ventures with other companies and are unable to obtain some of these approvals from the government, the value of your investment could be significantly diluted or even lost.

Our dependence on the limited contractors, equipment and professional services available in Israel will result in increased costs and possibly material delays in our work schedule.

In Israel, as of the date of this annual report, there is only one drilling contractor, one provider of seismic services and one provider of logging services. The drilling contractor has only one drilling rig in Israel capable of drilling to our target depth. Consequently, due to the lack of competitive resources, costs for our operations may be more expensive than costs for similar operations in other parts of the world. We are also more likely to incur some delays in our drilling schedule and be subject to a greater risk of failure in meeting our required work schedule. Similarly, some of the oil field personnel we need to undertake our planned operations are not necessarily available in Israel or available on short notice for work in Israel, a situation that may result in increased costs and some delays in the work schedule.

Our dependence on Israeli local licenses and permits may require more funds than we have budgeted and may cause delays in our work schedule.

We are subject to a number of Israeli local licenses and permits. Some of these are issued by the Israeli security forces, the Civil Aviation Authority, the Israeli Water Commission, the Israel Lands Authority, the holders of the surface rights in the lands on which we intend to conduct drilling operations, including Kibbutz Ma'anit, and local and regional Planning Commissions. In order to obtain necessary licenses and permits, more money than the amounts budgeted for those purposes may be required, and we may have to delay the planned work schedule, which would increase the costs.

Voting control is concentrated in management, which effectively limits your shareholder voting rights.

The management of Zion, including five officers holding proxies from a total of 59 other shareholders, controls more than 50% of the voting shares of Zion and will continue to control more than 50% following the closing of the planned public offering. The ability of management to exercise significant control over us may discourage, delay or prevent a takeover attempt that a shareholder might consider in his or her best interest and that might result in a shareholder receiving a premium for his or her common stock. Also, management may have the ability to:

  control the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

  elect all of the members of our board of directors;

  prevent or cause a change in control of our company; and

  decide whether to issue additional common stock or other securities or declare dividends.

Cash dividends may not be paid to shareholders.

You may receive little or no cash or stock dividends on your shares of common stock. The board of directors has not directed the payment of any dividends, does not anticipate paying dividends on the shares for the foreseeable future and intends to retain any future earnings to the extent necessary to develop and expand our business. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

There may be a limited market for natural gas, causing natural gas prices to decrease, which could negatively impact the results of our operations and financial condition.

If, we should happen to find gas instead of oil and the Israeli market for gas does not develop and grow as projected by the Israeli government, there may be too much gas for the market to absorb in the short term, causing natural gas prices to decrease. This would negatively impact the results of our operations and our financial condition. At the present time there is no gas pipeline in our area and we do not know when or even if one will be available to transport large amounts of gas from our area of operation.

If compliance with environmental regulations is more expensive than anticipated, it could adversely impact the profitability of our business.

If we are successful in finding commercial quantities of oil and gas, our operations would be subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment, which can adversely affect the cost, manner or feasibility of our doing business. Many Israeli laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both. Risks of substantial costs and liabilities related to environmental compliance issues are inherent in oil and gas operations. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas exploration and production, would result in substantial costs and liabilities. This could cause our insurance premiums to be significantly greater than anticipated.

There is significant competition in the oil and gas industry, and most of our competitors have more capital than we do.

The oil and gas exploration business is highly competitive and has few barriers to entry. We will be competing with other oil and gas companies and investment partnerships to develop oil and gas properties in Israel and to purchase equipment and obtain labor necessary to complete wells. Many of our competitors are larger than we are and have substantially greater access to capital and technical resources than we do and may therefore have a significant competitive advantage.

Fluctuation in oil and gas prices could adversely affect our financial condition.

If we are successful in finding commercial quantities of oil and gas, our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital will depend substantially on prevailing prices for oil and natural gas. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we could produce economically. Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile, making it impossible to predict with any certainty the future prices of oil and gas.

The loss of key personnel could adversely impact our business.

We are highly dependent on the services of Eugene Soltero, Richard Rinberg, Glen Perry and other key personnel. The loss of certain of our key employees would likely have a material adverse impact on the development of our business. We currently do not maintain key employee insurance policies on these employees.

Earnings will be diluted due to charitable contributions and key employee incentive plan.

We are committed to donating 6% of our gross sales revenues, if any, (after payout of exploration costs through the first discovery well) to two charitable trusts. In addition, we will be allocating 1.5% (after payout of drilling costs on a well-by-well basis) to a key employee incentive plan designed as a bonus compensation over and above our required executive compensation payments. This means that the total royalty burden on our property (including the government royalty of 12.5%) will be 20%. As our expenses increase with respect to the amount of sales, these donations and allocation could significantly dilute future earnings and, thus, depress the price of the common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our properties consist of petroleum rights, seismic data and computer analyses acquired as follows:

  Effective May 1, 2000 the Israeli government awarded us the three-year 28,800-acre "Ma'anit License" (#298) to conduct petroleum exploration activities (the dark shaded area in the center of the map shown below).

  In the area covered by the license there were located two abandoned exploratory wells, Ma'anit #1 in the west and Har Amir #1 in the east, each drilled into Middle Jurassic Age formations (approximately 160 million years old) to depths of approximately 2,300 meters (7,550 feet). From May 2000 until May 2001, we conducted extensive geophysical and geological operations, including interpreting and mapping approximately 250 kilometers of previously shot seismic lines, reprocessing 70 kilometers of existing seismic, and shooting 11 kilometers of new seismic. As a result, we began to intensely focus on an exploration target that looked very promising in the Upper Triassic Age formations (approximately 200 million years old) under the Ma'anit License and the adjacent area. In interpreting the seismic, we identified a structural feature associated with a basement to Paleozoic Age structural high existing roughly parallel to the current coast of Israel. The concept is that this geological feature became the underlying platform for what appeared to be reefal buildups during the Triassic Age. These apparent reefal structures comprised the exploratory trend and could provide suitable reservoirs for the accumulation and storage of hydrocarbons (either gas or oil) in commercial quantities.

  Based on our preliminary work, we applied for and received effective May 1, 2001 an eighteen-month, 137,250-acre Preliminary Permit with Priority Rights. The permit (#176) named "Joseph" bounded the Ma'anit License on three sides and provided us the opportunity to determine the direction of our exploration.

  In 2001, we retained independent consulting geologists and geophysicists who reviewed the seismic data on the Ma'anit License area and helped us interpret the data as representative of a barrier reef system bounding a subsiding back reef basin (a sill basin). This geologic interpretation was first postulated by Superior Oil Company in a study prepared for the Israeli National Oil Company in 1980 that was made available to Zion in early 2002. It was further substantiated in early 2002 by our review of documents in the files of the Geophysical Institute of Israel (and a related 2002 academic paper) pertaining to the Asher-Atlit # 1 well (drilled in 1983 and located 13 miles northwest of the Ma'anit #1) where rock samples from the Upper Triassic were described as reefal formation of the same type found in the Dolomite Alps of Southern Europe (Austria and Northern Italy).

  With the assistance and support of the Geophysical Institute of Israel, we intensified our exploration efforts in 2001 and 2002, incorporating an additional 250 kilometers of seismic data into the interpretation and reprocessing another 60 kilometers of existing seismic data. For most of 2002, we maintained a temporary exploration office at the Institute and used its Landmark/Paradigm software at a workstation there to analyze seismic lines and draw a complete series of geologic maps of the different formations.

  In 2002, we also conducted a new seismic survey on the Joseph Permit area, acquiring an additional 21 kilometers of seismic data for the expressed purpose of correlating nine of the existing lines and enhancing our ability to interpret those lines. Based upon our interpretation of that line and resulting enhanced interpretation of the existing lines, we revised our maps and selected drilling sites for the first exploratory wells on each of two prospects - the Ma'anit Prospect on the Ma'anit License area and the Joseph Prospect on the Joseph Permit area. In October 2002, we submitted a detailed prospect description to the Israeli Oil Commissioner. Our report summarized our exploration and computer analysis studies and findings, and presented two fully developed drilling prospects. With the report, we submitted a request to exercise our priority rights under the Joseph Permit by incorporating the southern portion of the Joseph Permit area into the Ma'anit License (to be renamed the Ma'anit - Joseph License) and extending the term of the Ma'anit License through April 30, 2005. During November and December 2002, we updated and revised our report as additional analysis was completed at the workstation. This updated report, dated January 2003, was submitted to the Oil Commissioner and is currently on file with the Israel Geological Institute. Although the report focused primarily on Triassic Age sediments, it also described lower Paleozoic prospect opportunities that we planned to explore in the future.

  Following approval by the Petroleum Commission of the State of Israel, the Minister of National Infrastructures (the "Minister"), in February 2003, granted, as of January 1, 2003, Zion's application to consolidate its existing petroleum rights into the Ma'anit-Joseph License, covering a combined area of approximately 95,800 acres, and to extend the term of the license through April 30, 2005. Approximately 70,000 acres in the Joseph Permit and Ma'anit License areas were voluntarily released back to the State of Israel. This allowed us to request consolidation of our remaining rights into a single license area not exceeding the statutory maximum of 100,000 acres. The license maintained its original issue date of May 1, 2000 (for grandfather rights purposes in case of any fiscal regime changes).

  With the commencement on April 10, 2005 of our reentry and deepening of the Ma'anit #1 well, the Petroleum Commissioner extended the term of our Ma'anit-Joseph license through April 30, 2007. Maintenance of the license requires payment of an annual license fee of approximately $80,000, which has been paid through April 30, 2007.

  Based on our ongoing geological work on our license and particularly on the areas in the southern portion of the license on and adjacent to our Joseph Prospect in contemplation of developing the prospect for drilling, in May 2005, we submitted an application to the Petroleum Commissioner to increase the acreage subject to our license by the addition of approximately 12,300 dunam (approx. 3,039 acres) at the south-east corner of the license, an area believed to contain an extension of the Joseph Prospect. On August 1, 2005, our application was approved and the lands subject of the Ma'anit-Joseph License were expanded by the addition of 9,300 dunam (approx. 2,300 acres) at the south-east corner of the license.

  During the period April-November 2005, in accordance with the Ma'anit-Joseph License's work program, we deepened the Ma'anit #1 well to a depth of 4,740 meters (15,482 feet) in the Lower Triassic and performed required tests. We have since prepared and submitted a completion report of operations on and results of the well to the Petroleum Commissioner in accordance with the requirements of the Petroleum Law. Concurrently, as required by the work program, we have submitted to the Petroleum Commissioner a proposed work program for the remaining term of the license which was approved on March 15, 2006. This program provides that no later than March 1, 2007, we re-enter the Ma'anit #1 or commence the drilling of a new well to a depth of at least 4,400 meters (14,371 feet).

  In addition to the completion report and work program proposal, we prepared and submitted in December 2005 to the Petroleum Commissioner a revised prospect description (the "2005 Prospect Description") presenting our findings and analysis of the results of the Ma'anit #1 and additional exploratory work and analysis performed since the submission of the original Prospect Description in October 2002, as updated in January 2003. While concentrating on the results of the Ma'anit #1 well and Ma'anit structure discovered by the Ma'anit #1 and plans to further explore, appraise and develop the Ma'anit structure, the 2005 Prospect Description also discusses other Triassic Age opportunities, including a possible Triassic reefal opportunities in the southern portion of the license area, the Joseph and Joseph East prospects, and prospect opportunities in the lower Permian (Paleozoic age) structures that we are also planning to explore.

  In May 2005, we applied for a preliminary permit with priority rights to conduct exploration activities on areas covering approximately 500,000 dunam (approx. 124,000 acres) abutting our Ma'anit-Joseph License and lying to its north and west in order to continue our exploration of the exploratory trend we have developed under the Ma'anit License and Joseph Permit areas. In applying for the new permit, we proposed a two-staged program of geological and geophysical work extending over an 18 month period at a total budget (for both stages) of approximately $325,000 aimed at developing a drillable prospect in the permit area.

Exploration Prospects and Leads
in the Joseph Project
Legend
Triassic reefs
Triassic Structures
Permian
Haifa
5 km
ATLIT #1
Asher Atlit Reef
Possible Triassic
Horst Block
0
4
Kilometers
Asher
Preliminary
Permit
Patch Reefs?
LP-2239
CARMEL #1
DS-584
Triassic
Highs
DS-586
DS-583
DS-2222
Possible Permian Reef
CAESAREA #3
HAR AMIR #1
Har Amir
Structure
DS-0588
DS-2223
DS-0653
DS-2223
MA'ANIT #1
Ma'anit/Joseph
License
DS-0585
ZI-5024
DS-2191
Ma'anit Structure
GV-2224
ZI-5039
Permian High
GV-2224
Pinnacle Reef Trend
west bank
DS-589
GV-2226
DS-3070
DS-3065
DS-3081
DS-0557
DS-0590
DS-0590
DS-0579
The Joseph
Prospects
Permian High
Netanya
DS-3071
DS-4014
DS-3064
DS-3085
DS-4009
DS-4010
DS-619
DS-4008
ZI-5039
GA'ASH #2
DS-0619
DS-3579
DS-617
DS-3070
DS-663
DS-617
DS-0559
DS-3024
MEGED #4
DS-0664
MEGED #3
DS-4012
DS-3025
Tel Aviv
5 km
MEGED #2
DS-0714
DS-0585
DS-0557
DS-4011
DS-4011

  On August 1, 2005, we were granted Preliminary Permit No. 186/Asher with Priority Rights for an area covering 490,000 dunam (approx. 121,100 acres) abutting on and lying to the north and west of the Ma'anit-Joseph License. The permit covers lands on the Israeli coastal plain and the Mt. Carmel range stretching north to the outskirts of Haifa. The permit is for a period of 18 months terminating on January 31, 2007 and is subject to a work program, with an estimated cost of $325,000, which requires us to perform geological and geophysical work, including the reprocessing and analysis of existing seismic and geologic data, the acquisition and interpretation of new seismic data, preparation of summary reports and maps and submission of a drilling prospect.

  Since September 2005, and in connection with the work program requirements for the Asher Permit and continuing exploration of our license area, we reprocessed approximately 200 kilometers of seismic lines and have used the data to begin detailed mapping of a number of prospect leads. The graphic above shows the permit and license areas, seismic lines in the areas and the general location of the prospect leads.

  In accordance with the Asher Permit work program, on May 2, 2006 we submitted a summary geological report and prospect presentation (the "Asher Report") reflecting the exploration work under the Asher Permit during the first 9 months of the Permit, and including the preliminary presentation of a drilling prospect. Following review of the Asher Report with the Commissioner, on May 9, we requested an amendment of the work program for the second 9 months of the Asher Permit taking into account the results as presented in the Asher Report and the current operational circumstances in Israel, which revised work program was estimated at a total cost of $265,000, approximately $60,000 less than the estimated cost of the original work program.

  On May 16, 2006, the Commissioner approved our request and amended the Permit's work program accordingly, which program was further amended at our request on August 13, 2006.

Declaration of a commercial discovery on the Ma'anit-Joseph License prior to the end of the license term, as may in certain circumstances be extended, will entitle us to receive a 30-year lease (extendable on certain conditions for an additional 20 years) subject to compliance with a field development work program and production. If at the license's currently set termination date, April 30, 2007, we are in the process of drilling, testing or completing a well under an approved work program, it is the policy of the Petroleum Commissioner to grant a de facto extension of the license through the completion of operations and for a sufficient period thereafter to permit analysis of the results of the well.

As concerns the Asher Permit, upon the satisfactory performance of the work program, as may be amended, and the submission to the Petroleum Commissioner of an acceptable drilling prospect, we will have a priority right for the grant of an exploration license for a period of up to seven years on a portion of the Asher Permit area not to exceed 400,000 dunam (approximately 98,800 acres), subject to our meeting the requirements of the Petroleum Law.

If we do not comply with the license's or the permit's work program, the Commissioner may issue a notice to us requiring that we cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the Ma'anit-Joseph License or the Asher Permit, as relevant. If the license or permit is cancelled following such notice, we may, within 30 days of the date we received notice of the Commissioner's decision, appeal such cancellation to the Minister of National Infrastructures. Neither the license nor the permit shall be cancelled until the Minister has ruled on the appeal.

The surface rights to the drill site from which we drilled the Ma'anit #1 are held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. To enter and use the drillsite, in February 2005, we entered into an agreement with Kibbutz Ma'anit to use the necessary lands through August 31, 2005 (the period estimated as required for drilling and testing of the Ma'anit #1 well). This agreement was extended through September 30, 2005. We reached an agreement with the Kibbutz extending our right to enter and use the drill site through the termination of the Ma'anit-Joseph License, currently April 30, 2007, for a monthly fee of $1,500. Agreement of the Israel Lands Authority for the use of the surface rights is also required, which under the Petroleum Law the Authority is required to provide. It is expected that this agreement will be received prior to the recommencement of operations on the Ma'anit #1 well.

We lease approximately 3,600 square feet of office space in Dallas under a lease which expires October 31, 2008, but which may be terminated effective October 31, 2006 with an early termination payment. The monthly rental cost is $4,104, $4,262 and $4,262 for each of the twelve-month periods ending October 31, 2006, 2007 and 2008 respectively.

We lease approximately 4,000 square feet of office space in Caesarea Industrial Park, Israel through January 31, 2007, subject to our right to extend the lease on the same terms for two additional six month periods through January 31, 2008. The monthly rental cost is $2,800.

Drilling Operations

On December 29, 2004, Zion signed a drilling contract with Lapidoth Israel Oil Prospectors Corp., Inc. (the "contractor") for the reentry and drilling of the Ma'anit #1 well on Zion's Ma'anit-Joseph License to a depth of between 4,000 and 5,000 meters. The contract, based in large part on the International Association of Drilling Contractor 1998 - Form Daywork Drilling Contract - U.S., provided for the well to be drilled on a daywork basis with payment to the contractor at the rate of $14,000 per drilling day, and other scheduled rates for non-operating days. Following the preparation of the drillsite, Lapidoth commenced mobilization of the rig to the site in mid-March 2005. On April 10, 2005, following inspection of the rig by us, the Ma'anit #1 well was reentered and operations to deepen the well to the Mohilla formation as required under the License were commenced. On July 14, we reached our total depth of 15,482 feet and then commenced an attempt to complete the well. After significant expenditure of time and money, we temporarily abandoned the completion attempt on November 4, 2005 and released the rig.

To assist us in drilling, analyzing, testing and assessing the Ma'anit #1 well, in February 2005, we retained the services of a consulting geologist, Stephen E. Pierce, and a drilling superintendent, Stacy Allen Cude, each of whom has substantial experience with major oil and gas exploration companies in projects similar to the company's Joseph Project and wells similar to the Ma'anit #1 well. Mr. Pierce currently serves as our exploration manager on a full time basis and Mr. Cude continues to assist us as a consultant in planning the drilling of our next well. Their resumes follow:

Stephen E. Pierce was retained as our consulting geologist for the drilling of the Ma'anit #1 and subsequent exploration and development in February 2005, and joined us on a full-time basis in September 2005. From 1995-2005, Mr. Pierce served as project geologist for Murfin Drilling Co. in the Caribbean, primarily in the Dominican Republic. For the period of 1992-1995, Mr. Pierce was consulting geologist for several small independent companies, including Petrolera Once of Dominican Republic, Century Guyana, Ltd. Of Guyana, and Hydrocarbons International of Colombia. He also worked as consulting geologist for Dames and Moore in Texas, Wyoming, Costa Rica and Mexico during this time, as well as doing independent consulting work in Panola and Shelby Counties in East Texas. From 1985-1992, he acted as senior geological advisor for Mobil Oil Corporation, and from 1980-1985, he worked as senior geologist for Superior Oil Co. He served as senior geologist in Pakistan for AMOCO from 1979-1980 and as geologist for UNOCAL from 1974-1979. Mr. Pierce received his M.S. in geology from San Diego State University in 1974 and his B.S. in geology from California State University in 1971. Prior to this, he was an aerographer for the United States Navy from 1961-1965. Mr. Pierce holds the title of Professional Geologist with the State of Wyoming and holds memberships with the American Association of Petroleum Geologists and the American Institute of Professional Geologists.

Stacy Allen Cude was retained as our drilling manager for the drilling of the Ma'anit #1 well and the planning of our next well. Mr. Cude is an independent drilling consultant and owner of Cude Petroleum, a company he started in 1997. Prior to establishing Cude Petroleum, he was owner of Computer Creations in College Station, TX for two years. From 1980 to 1994, he held the position of drilling supervisor with Exxon Company, USA in Houston, TX. He attended numerous drilling-related schools and instructional programs from 1980-1994. He also attended Texas A&M University from 1974-1977 and majored in economics. Mr. Cude has been a member of several professional societies, including Delta Sigma Pi Fraternity from 1974-1977, the National Association of Corrosion Engineers from 1986-1994, and the National Christian Counselors Association from 1989 to the present.

General Operating Conditions

Land in Israel may be privately owned or owned by the State of Israel. The rights to enter upon and use the surface of the land (the "surface rights") originate from the owner, but may be leased out long term for many different purposes including residential, industrial, commercial, agricultural, pastoral, recreational, etc. All minerals lying under the land are owned by the State of Israel and administered by the government through the Ministry of National Infrastructures.

The holder of the surface rights can charge a fee or rental to enter upon the land in order to conduct exploratory drilling and production activities. The basis for negotiation of the fee is typically the market value of the rights to enter and use the lands for the required period of use. If the holder of surface rights refuses to lease the rights to us on reasonable terms, so that we are prohibited from conducting exploration and production activities in an economically feasible manner, we have the right to demand that the Israeli government exercise eminent domain to acquire the required surface rights and lease them to us. If the government is required to exercise its right of eminent domain, all costs incurred by the government in acquiring the rights will be borne by us. Surface rights necessary to conduct drilling operations in connection with the reentry and deepening of the Ma'anit #1 well were acquired from Kibbutz Ma'anit for the period through September 30, 2005. An agreement has been reached with the Kibbutz for continued use of the surface rights through the termination of the license, currently April 30, 2007. Agreement of the Israel Lands Authority is also required, which, under the terms of the Petroleum Law, it is required to give. We expect to receive this agreement before commencement of any further operations on the Ma'anit #1 well.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders for 2005 was convened on December 22, 2005, at which holders of approximately 72% of the shares eligible to vote were present either in person or by proxy. Two matters were voted on by the shareholders: (1) the election of Class III directions and (2) the adoption of the Zion Oil & Gas 2005 Stock Option Plan.

Election of Class III Directors.

Messrs. Eugene A. Soltero and Paul Oroian and Dr. Yehezkel Druckman were elected to serve a three year term as Class III Directors of the company. The votes cast for the election of each of the nominees follow:

Nominee	For	Against (or Withheld)	Abstained
Eugene A. Soltero	5,380,497	0	100
Paul Oroian	5,380,497	0	100
Yehezkel Druckman	5,380,497	0	100

In addition to the above directors, the following continued to serve as directors of the company following the 2005 annual meeting; John M. Brown, Richard Rinberg, Glen H. Perry, Philip Mandelker, Kent S. Siegel, Robert Render, James (Andy) Barron and Forrest A. Garb.

Adoption of the Zion Oil & Gas 2005 Stock Option Plan.

At our 2005 annual meeting of shareholders, following authorization by and on the recommendation of our board and compensation committee, our shareholders approved the adoption of a 2005 Stock Option Plan (the "Plan"), pursuant to which 1,000,000 shares of common stock of the company, being 5% of our authorized share capital, would be reserved for issuance to officers, directors, employees and consultants. The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility whose performance will affect the interests and business prospects of the company and to align the interests of the company's employees with those of its shareholders. The Plan would be administered by the Board of Directors or one or more committees appointed by the board (the "Administrator"). The compensation committee of the board has been appointed as Administrator of the Plan with respect to all employees and consultants except executive officers, for which the Administrator is the board.

Up to an aggregate of 1,000,000 shares of the Company's common stock will be made available for issuance to grantees over the life of the Plan. These shares represent up to 12.5% (calculated as of September 1, 2006) of the outstanding share capital of the company (or 11.1% of the outstanding share capital of the company as of September 1, 2006 if options are granted and exercised for all shares authorized under the Plan.)

The Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and will be available to residents of the United States of America, the State of Israel and other jurisdictions as determined by the Administrator. The award of stock options under the Plan will be made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which shall be determined on behalf of the Company by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions.

The votes cast for the adoption of the Plan follow:

For	Against (or Withheld)	Abstained
5,380,497	0	29,850

PART II

ITEM 5. MARKET FOR THE COMPANY's COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market for the Common Stock

We commenced an initial public offering on February 17, 2004 and when the minimum amount ($6,500,000) was not subscribed by August 30, 2004, we terminated the offering as of that date. All investor funds which had been held in a third-party escrow account were subsequently returned to the investors with interest.

On January 25, 2006, we filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 and have since filed five amendments to that Statement for the registration of 2,672,000 shares of our common stock. This Registration Statement has not yet been declared effective by the Commission,

Neither our common stock nor our warrants are listed or traded on any stock exchange or organized market, and there is therefore no market for them.

Holders

As of September 1, 2006 there were 445 record holders of our common stock, some of whom are also holders of warrants and options. In addition there were four record holders of options and warrants who hold no common stock.

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

Recent Sales of Unregistered Securities

Rappaport Loan Extensions: In February 2003, we had entered into a loan agreement with Ms. Irith Rappaport, a shareholder of Zion, to borrow the sum of up to $100,000 to cover certain obligations of Zion. On December 9, 2004, the due date of the loan was extended to June 30, 2005, in consideration for which Ms. Rappaport was granted the option valued at $10,450 to convert monies outstanding under the facility into equity securities of Zion in increments of $5,000 (a "unit"), each unit being convertible into 1,250 shares of common stock of the company and warrants to purchase 500 shares of common stock at $5.00 per share at any day through December 31, 2006. On June 30, 2005, the note and option were extended to December 31, 2005. The option extension was valued at $21,488. As of December 1, 2005, the note and option were further extended to the earlier of (a) July 31, 2006 provided that if by July 31, 2006, the company has not closed in a public offering an aggregate minimum amount which provides to the company proceeds from the offering of at least $2,500,000, such date may be extended by mutual agreement or (b) at such time or times as in the opinion of the directors of Zion, funds available to Zion so permit. The December 2005 option extension was valued at $22,481. The issuance of the foregoing option extensions were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the purchaser of securities described above, an existing shareholder, was a sophisticated investor who had the financial ability to assume the risk of her total investment, acquired the securities for her own account, and not with a view to any distribution thereof to the public.

Regulation D Private Placement: Between January 1, 2005 and March 31, 2005, we raised $2,140,000 from seventy (70) investors through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of our common stock in two parallel private placements in the United Stated and internationally. The warrants are exercisable at $5.00 per share, expire December 31, 2006 and are designated "E Warrants." Of the total, thirty-five (35) were "accredited" investors in the amount of $1,120,000, twenty-seven (27) were "non-accredited" investors in the amount of $697,000, and eight (8) were not residents of the United States in the amount of $323,000. The sales of these securities to residents of the United States were made in reliance upon Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto, which provide exemptions for transactions not involving a public offering. The sales of these securities to non-residents of the United States were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside the United States. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Accredited Private Placement: As of June 10, 2005, we completed two parallel private placements, one to U.S. residents and one to non-U.S. residents, in which 276,000 shares of our common stock and E Warrants to purchase 55,200 shares of common stock were sold to thirty-nine (39) investors for a total consideration of $1,380,000. Of the total consideration, $1,345,000 was paid in cash by thirty-five (35) investors, twenty-nine (29) of whom were "accredited" investors in the amount of $1,025,000, and six (6) were not residents of the United States in the amount of $320,000. The remaining consideration of $35,000 was paid by cancellation or reduction of outstanding indebtedness owed by us to four (4) investors (all of whom were either "accredited" or non-US residents), two (2) of whom were directors and/or officers of Zion in the amount of $20,000, and two (2) of whom were not directors or officers of Zion in the amount of $15,000. The sales of these securities to residents of the United States were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. The sales of these securities to non-residents of the United States were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside the United States. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Second Accredited Private Placement: As of October 24, 2005, we completed two parallel private placements, one to U.S. residents and one to non-U.S. residents, in which 646,000 shares of our common stock were sold to fifty-two (52) investors for a total consideration of $3,230,000. Of the total consideration, $2,920,000 was paid in cash by forty-seven (47) investors, thirty-four (34) of whom were "accredited" investors in the amount of $985,000, and thirteen (13) were not residents of the United States in the amount of $1,925,000. The remaining consideration of $310,000 was paid by cancellation or reduction of outstanding indebtedness owed by us to five (5) investors, two of whom are executive officers of the Company. The sales of these securities to residents of the United States were made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. The sales of these securities to non-residents of the United States were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside the United States. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Third Accredited Private Placement: As of December 31, 2005, we completed a private placement in the United States in which 40,000 shares of our common stock and "G Warrants" to purchase 12,500 shares of common stock at $5.50 per share exercisable commencing July 1, 2007 (as may be extended for up to six months by the company) through December 31, 2008 were sold to one "accredited" investor for a total consideration of $220,000 in cash. The sale of these securities was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the purchaser of securities described above was a sophisticated investor who had the financial ability to assume the risk of his total investment, acquired them for his own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Warrant for Services: In October 2005, we authorized the issuance of a warrant valued at $16,500 to purchase 10,000 shares of common stock at $5.00 per share exercisable commencing July 1, 2007 (as may be extended for up to six months by the company) through December 31, 2008, to a non-U.S. financial institution based in London, U.K., for financial consulting services rendered.

Authorization of the issuance of securities above was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the recipient of securities described above was a sophisticated investor who had the financial ability to assume the risk of its total investment and acquired them for its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities will bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

President's Stock Award: Effective November 1, 2005, Mr. Richard Rinberg was elected our president. In connection with this appointment, the board authorized the chairman and the chief executive officer of the company to negotiate a two year retention agreement commencing November 1, 2005 subject to audit committee review and approval and ratification by the board, the principle element of compensation to be prepaid in the form of 200,000 shares of Zion common stock, subject to certain pro-rated vesting requirements over the two year retention period and voting agreement requirements. Due to the nature of the restrictions and requirements related to the stock, the transaction was valued at $500,000, pro rated at $20,833 per month for the twenty-four month period commencing November 1, 2005. If Mr. Rinberg's retention is terminated prior to the end of the term, the company shall have the right to repurchase the unearned shares at par. The retention agreement was approved by the audit committee on May 22, 2006 and thereafter ratified by the board and the shares issued on May 22, 2006, to ESOP Trust Company for the benefit of Mr. Rinberg in accordance with the terms of the agreement. The issuance of the shares of common stock was authorized and made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. The purchaser of the securities is a director and executive officer of Zion.

Employee and Director Warrants and Options: During 2005 we issued and/or authorized issuance to one director warrants to purchase shares at $4.00 per share through December 31, 2006 (the "$4.00 Warrants"), issued to directors and former directors warrants to purchase shares at $5.00 per share between July 1, 2007 (as may be deferred by the company by up to six months) and December 31, 2008 (the "$5.00 Warrants") and awarded options under our 2005 Stock Option Plan to purchase shares at $5.00 (the "$5.00 Options") as set forth and valued in the table below. None of the securities in the table have been exercised.

Name	$4.00 Warrants	$5.00 Warrants	$5.00 Options	Value($)	Date [Authorized]-Issued
James Barron	25,000			22,950	4/4/2005
Paul Oroian		25,000		29,325	10/27/2005
Kent Siegel		25,000		29,325	10/27/2005
Z. Sheldon Fink		25,000		29,325	10/27/2005
Eitan Lubitch		10,000		11,730	10/27/2005
Yehezkel Druckman			25,000*	29,324	[10/27/2005]-7/05/2006
Forrest Garb			25,000*	29,324	[10/27/2005]-7/05/2006
David Patir			80,000**	193,400	[10/27/2005]-7/05/2006
Stephen Pierce			40,000***	96,800	[10/27/2005]-7/05/2006

*These options vested on issuance and may be exercised between July 1, 2007 (as may be deferred by the company by up to six months) and December 31, 2008.

**This option vests ratably over a three year period, one-third at the end of each year of full time employment and expire December 31, 2010. It may not be exercised prior to July 1, 2007 (as may be deferred by the company by up to six months).

*** This option vested one-quarter upon issuance, and then vests one-quarter at the end of each of the first three years of full employment, and expires on December 31, 2010. It may not be exercised prior to July 1, 2007 (as may be deferred by the company by up to six months.)

The issuance or authorization for issuance of the options and warrants was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All of the recipients and purchasers of the securities at the time of issuance or authorization for issuance were officers, directors, former directors or key employees of Zion.

Exercise of Outstanding Warrants

During January 2005, 358,167 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005 for cash payment in the amount of $461,500, and 7,334 shares of our common stock were issued pursuant to warrants expiring on January 31, 2005, for debt reduction in the total amount of $11,001. 160,000 shares were issued pursuant to exercise of warrants in exchange for 40,000 of shares of our common stock. On January 31, 2005, warrants to purchase 8,833 shares of our common stock at $1.00 per share expired without being exercised, and warrants to purchase 32,000 shares of our common stock at $1.50 per share expired without being exercised.

In September 2005, E Warrants to purchase 5,000 shares of our common stock were exercised for cash in the amount of $25,000. During December 2005, C Warrants to purchase 130,000 shares of our common stock at $3.00 per share were exercised for cash in the amount of $390,000.

The sales of securities above were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All purchasers were existing creditors or stockholders of Zion, and the shares were purchased by way of warrants held by the creditors and/or stockholders that were acquired in the connection with their prior loan to us or the purchase or purchases of common or preferred stock. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Issuer Repurchases

We did not make any repurchases of our equity securities during the quarter ending December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

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

Overview

We are engaged in oil and natural gas exploration upon 219,000 acres of preliminary permit and exploration license areas in the State of Israel. During the five (5) years and nine months between our formation and December 31, 2005, we issued equity securities in the amount of $12,069,041 and incurred an accumulated liability of $2,000,583 in order to satisfy our work commitments under our agreements with the State of Israel. All of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employment stock and option awards) have all been priced at the same price as the sales of our private equity capital. The amounts due directors and officers as of December 31, 2005 is $929,007 which amounts to 46% of our outstanding accounts payable and accrued liabilities on that date.

Drilling Results

We complied with the work program required by our license and re-entered and deepened the existing Ma'anit #1 well bore to a depth of 4,740 meters (15,482 feet), although our minimum depth requirement was only 4,000 meters (13,123 feet). In re-entering and deepening the Ma'anit #1, we used oil industry service companies, as is the common practice in the industry. The service companies included drilling contractors, wireline evaluation services, engineering services, mud and chemical services, rock bit companies, and oil field tubular suppliers.

We finished drilling Ma'anit #1 on July 14, 2005 and for approximately ten weeks conducted completion operations. We have what appears to be a discovery of both oil and gas in a number of different zones, over a 2,100-foot interval between 12,500 and 14,600 feet deep. This has been determined through different indicators, including (but not limited to):

  Increased penetration rates while drilling (drilling breaks) with natural gas shows on the gas chromatograph ( which measures natural gas components)

  Microscopic oil and gas stains on sample rock cuttings during drilling (sample shows)

  Asphaltic rock cuttings that burn when lit with a match

  Gas bubbles and oil stains on the mud pit while drilling

  Pockets of gas that ignited and flared for several minutes at different times when the well was being swabbed

  Skim of oil in sample jars taken from fluids being swabbed.

We first encountered Triassic Age sediments at a depth of 3,302 meters (10,833 feet) according to our consulting paleontologist. This was considerably higher (sooner) than the expected depth of approximately 3,850 meters (12,600 feet). By being approximately 550 meters (1,750 feet) higher than we expected, we saw a unique opportunity and decided to deepen the well to see if we could drill below the bottom of the Triassic and explore Permian age formations. (The additional cost incurred by this exercise was approximately $500,000.) While still in the Lower Triassic between 4,560 meters to 4,700 meters we encountered very difficult drilling conditions and drill pipe failures. We decided to stop drilling at 4,719 meters (15,482 feet), still 100 meters or so above the projected Permian formation, rather than risk a total loss of the well.

To begin the completion operations, we tested the two lowest zones in the well (of Scythian Age in the Lower Triassic) and found apparent oil on top of water in the upper zone at 4,611 meters (15,128 feet) and formation water in the lower zone at 4,640 meters (15,223 feet). Due to the small thickness of the oil zone (six feet), its depth, and the proximity to water, we abandoned that zone and plugged the well with cement back to 4,453 meters (14,610 feet). We then swab tested through drill pipe three zones of Anisian Age (a deep formation in the upper Triassic) between 4,342 and 4,448 meters (14,245 and 14,593 feet) with encouraging but inconclusive results. During the swab testing, we recovered very heavy salt water. This water was identical to that recovered from the Scythian. At the time, we believed this water to be Scythian water that had entered the porosity and fractures of the Anisian from the lower hole. Realizing that it could take considerable time and expense to get the water out and because we were swabbing very inefficiently through drill pipe, we moved up to the Carnian (another, higher formation in the upper Triassic) to attempt to establish proved reserves. The combination of increased drilling penetration rate (drilling breaks), gas shows, analysis of rock cuttings and wireline log analysis throughout a 656-foot interval in the upper Triassic (Carnian Age) indicated possible productivity in six separate zones aggregating 250 feet of thickness. A temporary cast iron bridge plug was set in the casing between the Anisian and Carnian Age and the six zones between 3,828 and 4,028 meters (12,559 and 13,215 feet) were perforated for commingled production testing.

To prepare for production testing we laid down the drill pipe, picked up and installed 2-7/8" production tubing (which provides us much better swabbing efficiency) and a temporary production packer, disconnected the blowout preventors, and installed the permanent wellhead and valve assembly (Christmas tree). Once this installation was complete, we swab tested the six perforated zones. Rather than the expected gas, we received the same water as we had seen in the lower zones. A review of the log analysis was of no help in identifying the source of the water. With the aid of our independent petroleum consultants, Forrest A. Garb &Associates, Inc. ("FGA"), we deduced that the water must have been coming out of the numerous layers of volcanics. It now appears that this deduction was correct, as after many cementing operations and several weeks of work, we shut off much of the water.

Our next step was to perforate what appears on the electric logs as a good hydrocarbon reservoir (based on porosity and thickness) in the well, the 30-meter zone from 3,903 to 3,933 meters in the Carnian. Once again we were surprised by the presence of water. This time the water was different from the heavy water seen previously. It appeared that the water was coming from the perforated interval. An analysis of the water revealed a different resistivity than that used in the log analysis, resulting in this zone being primarily salt water bearing rather than hydrocarbon bearing.

Using the information from the new water samples we obtained from the Carnian, we had our consulting engineers recalculate the well logs using new parameters derived from tests of the salt water. The overall effect of recalculating the logs was to reduce the amount of apparently available gas reserves and increase the amount of apparently available oil reserves from the well.

Knowing that water from the volcanic zones is a problem, we returned downhole to the Anisian, where we saw oil during drilling and in one swab test, and attempted to complete in the zone between 4,344 to 4,353 meters deep. From an analysis of the logs relating to that zone made with assistance of our consulting geologists and engineers, it appears that that zone should have the potential of commercial amounts of oil and gas. The decision to return to that zone was made because: (1) the cost of returning was roughly the same as the cost of plugging off the currently perforated Carnian zone and testing a new Carnian zone; and (2) oil was the more likely primary hydrocarbon from the Anisian and more immediately saleable. The operation required drilling the bridge plug at 4030 meters, setting one more cement plug at the bottom of the casing, drilling out the cement, re-perforating, a pressurized acid job, a cement squeeze job, an acid soak and swab testing. After completing all these operations, on Monday, October 3, 2005, we swabbed and then reverse circulated the well for 90 minutes. During most of that time there was a 6 to 10 foot gas flare with occasional larger flares and we recovered completion water, drilling mud, spent acid water and cement fines, but no apparent formation or volcanics water. We then shut the well in for most of the month of October and put the rig on standby at that time. In early November 2005, we swab tested the zone between 4,344 and 4,353 meters deep and recovered gas and volcanics water, which we interpreted to indicate that the cement seal had failed once again. We released the rig on November 10, 2005 and have since been evaluating the data and planning further completion operations.

Basic Plan of Operation

Our basic plan of operation consists of the following steps:
1. Complete an engineering study of the Ma'anit #1.
2. If justified before drilling another well, attempt to complete and test the Ma'anit #1.
3. Enter into a drilling contract for a rig capable of drilling to 17,000 feet or more.
4. Order the long lead time items
5. Drill the second well on the Ma'anit structure to confirm the zones in the Triassic and, if possible, to explore the zones in the Permian
6. Take full hole cores of the target formation during drilling for detailed laboratory analysis.
7. Using electric wireline tools investigate and evaluate the well for productivity.
8. If the cores, logs and test results indicate the presence of commercially producible oil and gas, run production casing and attempt to make the well into a commercial producer.
9. If the completion attempt on Ma'anit #1 was not made already (#2 above) then do so at this time, with a more focused approach as a result of the information gathered from the second well.
10. Conduct geological and geophysical investigations on the Asher permit towards the development of a drilling prospect and conversion of the permit into an exploration license.

At any time during any of the preceding steps, we might enter into negotiations to sell a portion of the Joseph Project (and our petroleum rights and prospect data) in order to spread our risk, conserve our capital and obtain co-owners with technical capability and local knowledge to supplement our efforts. There is no assurance that we will be able to attract any parties to join us. We cannot predict the terms and conditions upon which a joint venture agreement (if any) might be reached with one or more other oil and gas companies as the terms would be dependent upon the technical data that has been developed to date and the commercial and exploratory value of our holdings, as perceived by us and the professional advisers of potential partners, as well as general industry conditions at the time.

Basic Plan Modifications

If we are unable to raise at least $3,250,000 net funds during 2006 in a combination of warrant exercises, loans, foreign placements of our securities, and our planned public offering discussed below, or we are unable to attract additional participants in the Joseph Project, we may not be able complete the steps in the Basic Plan before we no longer have sufficient funds to proceed at the minimum level. We would need to raise $14,000,000 net funds in order to complete the steps at the maximum level. Our ability to take any subsequent steps would depend upon the result of completing and testing of the Ma'anit #1 Well and/or the drilling, logging and testing of a second well ("logging" of a well is the process of lowering different tools on a wireline to measure the physical, electrical, and radiation characteristics of the wellbore and the rock formations in the immediate vicinity of the wellbore). If the results of our efforts are not encouraging, there is no assurance we would be able to raise enough money to continue our exploration program.

If, following additional completion activities, the Ma'anit #1 or, if following the drilling of a second well on the Ma'anit structure, the Ma'anit #1 or the second well is productive, then we plan to use the information to raise additional money to drill additional wells. There can be no assurance that we will be successful in such endeavors.

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

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was $499,094 and ($667,084) at December 31, 2005 and 2004, respectively. The negative working capital in 2004 is primarily attributable to substantial amounts of deferred compensation for officers, directors and key employees, all of whom are also shareholders of Zion.

Net cash provided by financing activities was $7,333,744 and $1,400,355 for the years ended December 31, 2005 and 2004, respectively, of which $500,000 in 2004 was in the form of loans from two (2) persons who later became directors and two (2) associates of one (1) of those persons. All $500,000 has since been retired by exchanging the debt for shares of stock and warrants to purchase stock in the Company. The remainder of the net cash provided was from the sale of equity securities, including the exercise of outstanding warrants. Net cash used for investing activities was $6,336,062 and $604,965 for the years ended December 31, 2005 and 2004, respectively, of which approximately 99% in 2005 and 98% in 2004 were used for capitalized exploration costs on the license.

Since inception, major factors affecting our liquidity have been our ability to raise capital and also the continuing agreement by our executives to defer part of their compensation. The recent increases in oil and gas prices have had a positive effect on our capital raising efforts, but should prices start trending downward, there could be a converse negative effect.

On February 17, 2004, a registration statement with the Securities and Exchange Commission was declared effective to offer 7,000,000 shares of our common stock to the public. The minimum offering requirement of $6,500,000 was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all escrow subscription funds (approximately $3.7 million) that had been received relating to the offering were sent back to the subscribers by the escrow agent, and we removed from registration the 7,000,000 shares of the Company's common stock. Since then, we raised capital through debt and private offerings and on January 25, 2006 filed a registration statement for a public offering with a lower minimum of $2,450,000.

On August 31, 2006, we had cash and cash equivalents in the amount of $150,000 and accounts payable within the next 90 days of approximately $50,000 for a net of approximately $100,000. If we are not successful in completing the minimum offering, we will not have sufficient liquidity to meet our cash requirements for the next year and may be forced to seek buyers for portions of our petroleum interests. If the minimum amount is raised in the offering described above and we are able to raise an additional approximate amount of $1,250,000 from additional sources (including the exercise of warrants expiring December 31, 2006), we should have sufficient funds to satisfy our cash requirements through June 2007.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company; however, drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Almost all of our net loss for the year ended December 31, 2005, comes from general and administrative expenses. Such expenses totaled $1,540,453, consisting of $489,185 for legal and professional costs, $804,963 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $246,305.

Critical Accounting Policies

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

Recently Issued Accounting Pronouncements

SFAS 123R - Share-Based Payments: In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS 123R does not change the accounting guidance for share-based payment transaction with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". We will implement SFAS 123R as of January 1, 2006 using the modified prospective method. For all awards that will be issued or modified after the adoption of SFAS 123R, compensation expense will be recognized in our financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date. We believe that SFAS 123R will not have a material effect on our financial statements.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, - an Amendment of APB Opinion No. 29," (FAS 153), which is effective for the Company for asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e. recorded on a carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. We believe that FAS 153 will have no impact on our financial statements.

Restatement of Prior Financial Statements

The financial statements for the years ended December 31, 2005 (unaudited) and 2004, and for the period from inception until December 31, 2005 (audited) have been restated because, in the course of preparing our financial statements for the year ended December 31, 2005, we determined that we had not correctly recorded at fair value equity instruments issued to employees and non-employees for services rendered and in consideration for debt issuances and modifications for the period from inception until December 31, 2005. The net effect of the restatement increases: (i) total assets as of December 31, 2005 and 2004, respectively, by $20,966 (0.23%) and $10,589 (0.55%); (ii) net loss for the period from inception (April 6, 2000) until December 31, 2005 and 2004, respectively, by $425,271 (9.65%) and $175,835 (5.77%); (iii) additional paid-in-capital as of December 31, 2005 and 2004, respectively, by $446,237 (3.87%) and $186,424 (5.04%); and (iv) total stockholders' equity as of December 31, 2005 and 2004, respectively, by $20,966 (0.29%) and $10,589 (1.51%). See "FINANCIAL STATEMENTS, DECEMBER 31, 2005 AND 2004 - Note 3", page F-17.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are included at page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During October 2005, our audit committee appointed and our board ratified KPMG Somekh Chaikin ("KPMG") as our independent registered accounting firm and did not reappoint Lane Gorman Trubitt, L.L.P. KPMG Somekh Chaikin is the Israeli member firm of KPMG International, one of the "big four" international accounting firms. KPMG Somekh Chaikin will be responsible for all aspects of our corporate audits (both in the US and in Israel). Our Israeli branch records, containing the majority of our assets and operations, which relate to our exploration activities, are located in our offices in Israel; and our corporate books and records are situated in our Dallas office. The opinion of Lane Gorman Trubitt, L.L.P. on the audited financial statements for the period April 6, 2000 (inception) through December 31, 2004, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Since our incorporation, there were no disagreements with Lane Gorman Trubitt, L.L.P., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this Annual Report, our chief executive officer and our principal financial officer determined that weaknesses were evidened in respect of specific controls and procedures relating to disclosure of expenses related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications, but other than instances, concluded that our disclosure controls and procedures were effective to timely report such information and to ensure that such required information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

We made no changes in our internal controls over financial reporting that occurred during the quarter ending December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Entry into a Material Definitive Agreement

On December 2, 2005, Zion signed an underwriting agreement (as amended, the "Agreement") with Network 1 Financial Securities, Inc. ('Network 1") in connection with the offering and sale on a best efforts basis through Network 1 and other brokers dealers with which Network 1 shall enter selling agreements (collectively, the "Network Group") of up to 2,000,000 shares of Zion's common stock ("Shares") for $7.00 per share. The Agreement provides that, unless a minimum of 350,000 Shares are sold within 120 days (subsequently reduced to 90 days) of the effective date of the offering (which period may be extended subject to certain conditions for additional periods of up to 120 days), the agency subject of the Agreement will terminate. The Agreement, which contains the representations, warranties and covenants on behalf of both Zion and Network 1 standard in best efforts underwritings, has been subsequently amended on several occasions in respect of matters relating primarily to the consideration to be paid to Network 1, but also as relates to the time frame for the completion of the contemplated offering and the Shares to be registered in the contemplated offering - such Shares to include up to 150,000 Shares to be gifted by executive officers of Zion and up to 521,200 Shares underlying certain outstanding warrants previously issued by Zion. Under the Fifth Amended and Restated Underwriting Agreement, dated August 9, 2006, subject to closing the minimum offering, Zion shall pay: (i) a commission equal to 6% of the public offering price for Shares sold to residents of the United States and for Shares placed by the Network Group to residents outside the United States ("Network Group attributed sales"); (ii) a non-accountable expense allowance of 3% of the aggregate subscription amount of Network Group attributed sales (against which Zion shall advance $35,000 within 60 days of Zion's board's approval of the Agreement (which amount has been paid)); (iii) three year warrants to purchase Shares equal to 3% of the number of Shares sold in Network Group attributed sales at an exercise price of $8.75 per Share; and (iv) subject to closing at least $4,000,000 of sales in the offering, $60,000 pursuant to a two year investing banking/consulting agreement.

Unregistered Sales of Equity Securities

During the fourth quarter of 2005, we sold equity securities in transactions that were not registered under the Securities Act, as follows:

Rappaport Loan Extensions: In February 2003, we had entered into a loan agreement with Ms. Irith Rappaport, a shareholder of Zion, to borrow the sum of up to $100,000 to cover certain obligations of Zion. On December 9, 2004, the due date of the loan was extended to June 30, 2005, in consideration for which Ms. Rappaport was granted the option valued at $10,450 to convert monies outstanding under the facility into equity securities of Zion in increments of $5,000 (a "unit"), each unit being convertible into 1,250 shares of common stock of the company and warrants to purchase 500 shares of common stock at $5.00 per share at any day through December 31, 2006. On June 30, 2005, the note and option were extended to December 31, 2005. The option extension was valued at $21,488. As of December 1, 2005, the note and option were further extended to the earlier of (a) July 31, 2006 provided that if by July 31, 2006, the company has not closed in a public offering an aggregate minimum amount which provides to the company proceeds from the offering of at least $2,500,000, such date may be extended by mutual agreement or (b) at such time or times as in the opinion of the directors of Zion, funds available to Zion so permit. The December 2005 option extension was valued at $22,481. The issuance of the foregoing option extensions were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the purchaser of securities described above, an existing shareholder, was a sophisticated investor who had the financial ability to assume the risk of her total investment, acquired the securities for her own account, and not with a view to any distribution thereof to the public.

Second Accredited Private Placement: As of October 24, 2005, we completed two parallel private placements, one to U.S. residents and one to non-U.S. residents, in which 646,000 shares of our common stock were sold to fifty-two (52) investors for a total consideration of $3,230,000. Of the total consideration, $2,920,000 was paid in cash by forty-seven (47) investors, thirty-four (34) of whom were "accredited" investors in the amount of $985,000, and thirteen (13) were not residents of the United States in the amount of $1,925,000. The remaining consideration of $310,000 was paid by cancellation or reduction of outstanding indebtedness owed by us to five (5) investors, two of whom are executive officers of the Company. The sales of these securities to residents of the United States were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. The sales of these securities to non-residents of the United States were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside the United States. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Third Accredited Private Placement: As of December 31, 2005, we completed a private placement in the United States in which 40,000 shares of our common stock and "G Warrants" to purchase 12,500 shares of common stock at $5.50 per share exercisable commencing July 1, 2007 (as may be extended for up to six months by the company) through December 31, 2008 were sold to one "accredited" investor for a total consideration of $220,000 in cash. The sale of these securities was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the purchaser of securities described above was a sophisticated investor who had the financial ability to assume the risk of his total investment, acquired them for his own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Warrant for Services: In October 2005, we authorized the issuance of a warrant valued at $16,500 to purchase 10,000 shares of common stock at $5.00 per share exercisable commencing July 1, 2007 (as may be extended for up to six months by the company) through December 31, 2008, to a non-U.S. financial institution based in London, U.K., for financial consulting services rendered.

Authorization of the issuance of securities above was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the recipient of securities described above was a sophisticated investor who had the financial ability to assume the risk of its total investment and acquired them for its account and not with a view to any distribution thereof to the public. The certificates evidencing the securities will bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

President's Stock Award: Effective November 1, 2005, Mr. Richard Rinberg was elected our president. In connection with this appointment, the board authorized the chairman and the chief executive officer of the company to negotiate a two year retention agreement commencing November 1, 2005 subject to audit committee review and approval and ratification by the board, the principle element of compensation to be prepaid in the form of 200,000 shares of Zion common stock, subject to certain pro-rated vesting requirements over the two year retention period and voting agreement requirements. Due to the nature of the restrictions and requirements related to the stock, the transaction was valued at $500,000, pro rated at $20,833 per month for the twenty-four month period commencing November 1, 2005. If Mr. Rinberg's retention is terminated prior to the end of the term, the company shall have the right to repurchase the unearned shares at par. The retention agreement was approved by the audit committee on May 22, 2006 and thereafter ratified by the board and the shares issued on May 22, 2006, to ESOP Trust Company for the benefit of Mr. Rinberg in accordance with the terms of the agreement. The issuance of the shares of common stock was authorized and made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. The purchaser of the securities is a director and executive officer of Zion.

Employee and Director Warrants and Options: During the period October 1 through December 31, 2005, we issued and/or authorized issuance to directors and former directors warrants to purchase shares at $5.00 per share between July 1, 2007 (as may be deferred by the company by up to six months) and December 31, 2008 (the "$5.00 Warrants") and awarded options under our 2005 Stock Option Plan to purchase shares at $5.00 (the "$5.00 Options") as set forth and valued in the table below. None of the securities in the table have been exercised.

Name	$4.00 Warrants	$5.00 Warrants	$5.00 Options	Value($)	Date [Authorized]-Issued
Paul Oroian		25,000		29,325	10/27/2005
Kent Siegel		25,000		29,325	10/27/2005
Z. Sheldon Fink		25,000		29,325	10/27/2005
Eitan Lubitch		10,000		11,730	10/27/2005
Yehezkel Druckman			25,000*	29,324	[10/27/2005]-7/05/2006
Forrest Garb			25,000*	29,324	[10/27/2005]-7/05/2006
David Patir			80,000**	193,400	[10/27/2005]-7/05/2006
Stephen Pierce			40,000***	96,800	[10/27/2005]-7/05/2006

*These options vested on issuance and may be exercised between July 1, 2007 (as may be deferred by the company by up to six months) and December 31, 2008.

**This option vests ratably over a three year period, one-third at the end of each year of full time employment and expire December 31, 2010. It may not be exercised prior to July 1, 2007 (as may be deferred by the company by up to six months).

*** This option vested one-quarter upon issuance, and then vests one-quarter at the end of each of the first three years of full employment, and expires on December 31, 2010. It may not be exercised prior to July 1, 2007 (as may be deferred by the company by up to six months.)

The issuance or authorization for issuance of the options and warrants was made in reliance upon Section 4(2) of the Securities Act, which provide exemptions for transactions not involving a public offering. All of the recipients and purchasers of the securities at the time of issuance or authorization for issuance were officers, directors, former directors or key employees of Zion.

Resignation of Director

On October 26, 2005, Z. Sheldon Fink resigned as a director of the company. At the time of his resignation, Mr. Fink served as a member of our Audit and Corporate Governance Committees.

Appointment of Principal Officers

Appointment of Chief Financial Officer. On October 27, 2005, David Patir was appointed Senior Vice president and Chief Financial Officer. In connection with this appointment, we entered into a three year and three month consulting and employment agreement with David Patir effective October 1, 2005. For October, November and December, 2005, Mr. Patir provided consulting services part time at the rate of $10,000 per month. Effective January 1, 2006, he became a full-time employee at the annual salary of $175,000. The agreement provides that Mr. Patir be awarded (from our 2005 Stock Option Plan) a 5-year option terminating on December 31, 2010 to purchase 80,000 shares of the company's common stock at $5.00 per share, vesting one third at the end of each year of full-time employment; none of the options may be exercised prior to July 1, 2007 (subject to deferral of up to six months by the company. This option was formally awarded on July 5, 2006 at a value of $193,600. The agreement also provides that, upon the establishment of the company's Long Term Incentive Plan, Mr. Patir will be eligible for a grant of an interest in the plan income attributable to wells drilled subsequent to the Ma'anit #1 as determined by the plan's management committee and subject to approval of compensation committee of the board. In other respects the agreement is substantially the same as for the other executive officers. During the period July 1 - September 30, 2005, Mr. Patir was a consultant to the company with a monthly retainer of $7,500.

Appointment of President. Effective November 1, 2005, Mr. Richard Rinberg was elected our president. With Mr. Rinberg's appointment as president, Mr. Eugene Soltero remained as our Chief Executive Officer.

Mr. Rinberg has served as a director of the company since November 4, 2004. Prior to his appointment as a director, on February 28, 2004, pursuant to a loan agreement dated February 17, 2004, Mr. Rinberg loaned the company $100,000 (the "Rinberg Loan"). The Rinberg Loan bore interest at 10% annually and was due on February 28, 2005, subject to prepayment in certain circumstances. In connection with the Rinberg Loan, the company granted Mr. Rinberg a warrant (valued at $3,497) to purchase 10,000 shares of common stock of the company at $3.00 per share, which Mr. Rinberg exercised for $30,000 in December 2005. On September 30, 2004, Mr. Rinberg forgave the Rinberg Loan and the accrued interest thereon and in consideration therefore and an additional cash amount of $4,167, was issued 27,500 shares of common stock of the company and warrants to purchase 11,000 shares of common stock at $5.00 per share exercisable at any time through December 31, 2006. The exchange was made on the same terms and conditions as the sale at the time by us to unrelated third parties in a then open private placement of common stock and warrants. In connection with placing two other loans of $100,000 each in February 2004, Mr. Rinberg was paid a finder's fee in the amount of 2,500 restricted shares of the company's common stock valued at $7,500. In February 2003, Mr. Rinberg participated in our Series A Convertible Preferred stock offering, purchasing 1,000 shares of preferred stock and associated warrants for $10,000. In September 2003, for $7,500, he exercised the warrants issued in connection with that February offering to purchase 5,000 shares of common stock. At the time the Rinberg Loan was made, Mr. Rinberg was an unrelated third party; and we made two other loans of the same size concurrently to unrelated third parties on the same terms.

In connection with Mr. Rinberg's appointment as President, the board, on October 27, 2005, authorized the chairman and the chief executive officer of the company to negotiate a two year retention agreement commencing November 1, 2005 (the "Rinberg Agreement") subject to audit committee review and approval and ratification by the board, which agreement was ratified in May 2006. Under the terms of the Rinberg Agreement, Mr. Rinberg's primary annual compensation is $250,000 payable in the form of 200,000 shares of our restricted common stock (the "Rinberg Shares"), valued at $2.50 per share, subject to a voting agreement granting a proxy to Mr. Brown through October 31, 2010, such shares to vest monthly ratably over the two year retention period. If Mr. Rinberg's retention is terminated prior to October 31, 2007, the company shall have the right to repurchase the unearned portion of his compensation at par value ($0.01 per share). The Rinberg Shares were issued for Mr. Rinberg's benefit to a trust company appointed by us, among other reasons, to insure our repurchase rights in the event of early termination of Mr. Rinberg's retention. In addition to the provisions set forth above, the Rinberg Agreement provides that (i) in providing his services, Mr. Rinberg be an independent contractor to the company, and not an employee; (ii) Mr. Rinberg dedicate as much of his time to Zion as is necessary to fulfill his duties as president and as otherwise required by the board, (iii) the retention may be terminated by severe disability, willful misconduct by Mr. Rinberg or on 90 days prior written notice by either party; (iv) Mr. Rinberg be indemnified for acts other than willful misconduct; (v) Mr. Rinberg will be eligible for a grant of an interest in the company's Long Term Incentive Plan, on establishment, as determined by the plan's management committee and subject to the approval of the compensation committee of the board; and (vi) the company would pay the fees for certain services in the nature of tax advisory and related services in connection with Mr. Rinberg's retention, which such fees amounted to $5,750.

Election of New Directors

Appointment of Dr. Yehezkel Druckman as a New Director. On October 27, 2005, our board at a Special Meeting appointed Dr. Yehezkel Druckman as a Class III Director, effective November 1, 2005, with a term to expire at the 2005 Annual Meeting of the Shareholders. (At our 2005 Annual Meeting of the Shareholders which convened on December 22, 2005, Dr. Druckman was reelected to serve as a Class III Director with a term to expire at the 2008 annual shareholders meeting.)

Dr. Yehezkel (Charlie) Druckman, 67 years old, was Petroleum Commissioner for the State of Israel from 1995 until his retirement in 2004, where he supervised the licensing of petroleum rights in the onshore and offshore Israel. These efforts led to the discovery of 1.5 trillion cubic feet of gas in the Israeli offshore Mari B and other smaller fields during 1999-2000. Since 1965 he has been a member of the professional staff of the Geological Survey of Israel, where he headed the Mapping, Stratigraphy and Oil Division during 1982-1985 and 1991-1994. He was also affiliated with the Louisiana State University at Baton Rouge as Research Associate in Geology during 1978-1980 and 1989-1990. He was awarded in 1974 the Israel Geological Society's Perez Grader award. He is an active member of the American Association of Petroleum Geologists and the Geological Society of Israel (where he served as president in 1982, and for a number of years on the Society's editorial board). He also served as member of the Israeli National Petroleum Commission and Board of Directors of Oil Exploration (Investments) Ltd., an Israeli government company. Dr. Druckman graduated from the Hebrew University in Jerusalem where he was awarded BSc, MSc and PhD degrees in geology.

Dr. Druckman was appointed to serve as a member of the Technical Committee of the board.

Upon his appointment as a director, the company authorized the award to Dr. Druckman of warrants or, if the company adopted a stock option plan within six month of his appointment, options under the plan to purchase 25,000 shares of common stock exercisable during the period July 1, 2007 (subject to deferral of up to six months by the company) through December 31, 2008 at $5.00 per share. As the company adopted a stock option plan at its 2005 Annual Meeting of Shareholders, the award to Dr. Druckman was made in the form of options under the plan.

There have been no material transactions between the company and Dr. Druckman.

Appointment of Forrest A. Garb as a New Director. On October 27, 2005, our board at a Special Meeting appointed Forrest A. Garb as a Class I Director, effective November 1, 2005, with a term to expire at the 2006 Annual Meeting of the Shareholders.

Forrest A. Garb, 76 years old, is petroleum engineer providing independent consulting services for more than 45 years. His consulting career began with H.J. Gruy and Associates, Inc. and its successors, where he served as a vice president for four years, executive vice-president for ten years, and president for fifteen years, until leaving in 1986, following Gruy's merger into a public company. In his capacity as president, Mr. Garb contracted, performed and supervised over 12,500 projects ranging from simple evaluations to sophisticated reservoir simulations. In 1988, Mr. Garb founded Forrest A. Garb & Associates, Inc. a privately-owned petroleum consulting firm, where he served as chairman and chief executive officer until his retirement in 2003 and sale of his interests in the company to its key employees. Prior to entering into consulting, Mr. Garb was educated in petroleum engineering at Texas A&M University (BSc and Professional MSc) and received his early training at Socony Mobil Oil Company in Kansas, Texas, Louisiana and Venezuela. Mr. Garb is a member of the Society of Petroleum Engineers and is a past President of the Society of Petroleum Evaluation Engineers. He is a member of the Association of Computing Machinery, the American Arbitration Association, the Petroleum Engineers Club of Dallas, the Dallas Geological Society, and is a member of the American Association of Petroleum Geologists. He is a charter member of The American Institute of Minerals Appraisers. He is a registered professional engineer in the state of Texas.

On his appointment, Mr. Garb was appointed to serve as a member of the Technical Committee of the board. He has since been appointed to serve as a member of our Audit and Corporate Governance Committees.

Upon his appointment as a director, the company authorized the award to Mr. Garb of warrants or, if the company adopted a stock option plan within six month of his appointment, options under the plan to purchase 25,000 shares of common stock exercisable during the period July 1, 2007 (subject to deferral of up to six months by the company) through December 31, 2008 at $5.00 per share. As the company adopted a stock option plan at its 2005 Annual Meeting of Shareholders, the award to Mr. Garb was made in the form of options under the plan.

There have been no material transactions between the company and Mr. Garb. During July 2005, the company entered into a consulting agreement with Forrest A. Garb & Associates, Inc. ("FGA"), a petroleum engineering and consulting company for the provision of petroleum consulting services and the preparation of a due diligence report on the company's Joseph Project. The fees to be paid under the agreement are based on FGA's standard hourly fee structure. On September 1, 2005, FGA issued a due diligence report on the Joseph Project. Both prior thereto and since FGA has provided the company consulting services relating to the Ma'anit #1 well, analysis of the results thereof and completion and testing operations thereon. A portion of the services under this agreement, particularly in connection with the due diligence report, were rendered by Forrest A. Garb, founder and former chairman and former controlling shareholder of FGA. Mr. Garb retired from and sold all his interests in FGA in 2003, but continues to render consulting services to FGA on an hourly fee basis. Mr. Garb rendered such services to FGA in connection with FGA's retention by the company during July and August, 2005. In late October 2005, Mr. Garb was appointed director of the company effective November 1. When discussions commenced in October 2005 with Mr. Garb concerning the possibility of his joining the board, Mr. Garb ceased rendering services to FGA in connection with its retention by the company. Since its retention by the company FGA has billed the company for services in the amount of approximately $20,000. At the time the consulting agreement was entered into with FGA, Mr. Forrest Garb was an unrelated third party.

Amendments to the Bylaws

At its meeting on October 27, 2005, our Board of Directors amended our Bylaws by the addition of a new Section 5A (Chief Executive Officer) to Article V of our Bylaws. The new Section 5A (Chief Executive Officer) provides that the Chief Executive Officer of the Company need not serve also as the Chairman of the Board or the President of the Company, but may serve in the capacity of Chief Executive Officer wholly independently of any other position held in the company. Previously, our Bylaws provided that the Chief Executive Officer had either to be our President or Chairman of the Board.

In light of this amendment, additional technical amendments relating to reporting hierarchy within the Company were adopted to Article V Sections 6 (President), 8 (Treasurer), 9 (Secretary), 10 (Assistant Treasurers and Assistant Secretaries) and 11 (Additional Titles) of our Bylaws in order to conform such sections to a situation where our Chief Executive Officer is, as currently the case, neither the Chairman nor President of the Company.

Further, an additional technical amendment was adopted to Section 8 (Treasurer) of Article V of our Bylaws, clarifying that the Treasurer shall be subject to the authority of the Chief Financial Officer, as well as to the Chairman, the President and the Chief Executive Officer. A copy of our Amended and Restated Bylaws updated as of October 28, 2005 and reflecting the amended adopted on October 27, 2005, will be sent to any shareholder upon request. It is also available on the company's website at http://www.zionoil.com/company/bylaws.pdf.

The amendments to our Bylaws were adopted by our Board of Directors pursuant to and in accordance with Section 9 (Amendments) of Article IX of our Bylaws, which provides that our Board, acting by at least two-thirds of the Directors then serving may from time to time adopt, alter, amend and repeal our Bylaws. In amending the Bylaws as described above, our Board acted by a vote of seven in favor and none opposed. At the time of its action, there were nine directors serving on our Board. The amendments were presented to our shareholders in connection with our annual meeting of shareholders on December 22, 2005.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

Executive Officers and Directors

Our directors, executive officers and key employees, their present positions and their ages follow:

Name	Age	Position
John M. Brown	66	Founder, Chairman of the Board
Eugene A. Soltero	63	Director, Chief Executive Officer
Richard Rinberg	53	Director, President
Glen H. Perry	63	Director, Executive Vice President
Philip Mandelker	59	Director, General Counsel and Secretary
Paul Oroian	56	Director
Kent S. Siegel	50	Director
Robert Render James Barron Yehezkel Druckman	76 45 67	Director Director Director
Forrest A. Garb	76	Director
David Patir	64	Senior Vice President and Chief Financial Officer
William H. Avery	58	Vice President and Treasurer
Elisha Roih	79	Vice President - Administration of Israeli Operations
Eliezer L. Kashai	83	Vice President - Israeli Exploration

Except as noted, all of the officers currently work for us full time. Mr. Rinberg is available to the company and provides as much of his time as is required to fulfill his duties as president. Mr. Mandelker will be joining us as a full time employee as such time as his law practice enables it, but he currently devotes substantially all his time to Zion business. Mr. Avery will be devoting 20% to 50% of his time to our business, as required. Dr. Kashai provides services to us on an as needed part-time basis at an hourly consulting rate, subject to a minimum monthly commitment. Mr. Roih and Dr. Kashai are officers of our Israeli branch, but not the corporation. None of our officers or directors has been the subject of any court or regulatory proceeding relating to violation or possible violation of federal or state securities or commodities law.

The following biographies describe the business experience of our directors, officers and key employees. Positions and experience with Zion include positions and experience with our predecessor, Zion Oil & Gas, Inc., a Florida corporation.

Officers and Directors

John M. Brown is the founder of Zion and has been a director and chairman of the board of directors of Zion since its organization in April 2000. He also served as chief executive officer of Zion until September 2004 when Mr. Soltero was elected to that position, and as president of Zion until October 2001, when Mr. Soltero was elected to that position. Mr. Brown has extensive management, marketing and sales experience, having held senior management positions in two Fortune 100 companies - GTE Valenite, a subsidiary of GTE Corporation and a manufacturer of cutting tools, where he was employed from 1966-86 and served as the corporate director of purchasing, and Magnetek, Inc., a manufacturer of digital power supplies, systems and controls, where he was corporate director of procurement during 1988-89. Mr. Brown was a director and principal stockholder in M&B Concrete Construction, Inc. from 1996 to 2003. Mr. Brown is an officer and principal owner of M&B Holding Inc. (a Nevada corporation) based in Dallas, Texas. This corporation owns M&B General Contracting Inc. (a Delaware corporation). These companies primarily provide cement walls and floors for industrial buildings, office buildings and home developers. Prior to founding Zion, Mr. Brown had been actively pursuing a license for oil and gas exploration in Israel for many years. He led the efforts leading to Zion obtaining, in May 2000, the Ma'anit License in the Joseph Project. Mr. Brown holds a BBA degree from Fullerton College.

Eugene A. Soltero has been a director of Zion since June 2001, and was elected president and chief operating officer in October 2001 and chief executive officer in September 2004. He served as president until October 2005 when Mr. Rinberg was elected to that position. Previously, he was a financial consultant to Zion since June 2000 and served as treasurer from February 2002 to January 2003. Mr. Soltero is also president and chief executive officer of Cimarron Resources, Inc., an independent private energy production and consulting company he formed in 1985. He served, during the period 1995-1999, as a director, chairman and chief executive officer of Cotton Valley Resources Corporation [ASE:KTN], an independent oil and gas producer with principal properties in Oklahoma and Texas, which is now Aspen Group Resources Corporation [OTCBB:ASPGF and TSE:ASR]. During 1991-94, he was chairman of the board, president and chief executive officer of Aztec Energy Corporation [NASDAQ:AZCE], an independent oil and gas exploration company with principal properties in Oklahoma. During 1989-91 he was president and chief operating officer of American International Petroleum Corporation [NASDAQ:AIPN], a small integrated petroleum company with oil and gas production and gas gathering systems in Louisiana, a 30,000 barrels per day refinery in Louisiana and oil production and exploration on 500,000 acres of concessions in the country of Colombia. Mr. Soltero has served as chief operating officer and/or chief executive officer for private and public oil and gas exploration and production companies for the past 20 years, including directing the formation and growth of a number of start-up companies. Early in his career, he was trained at Sinclair Oil Corporation (a large independent international integrated petroleum company) in exploration and production management (1965-69), served as manager of planning (1969-70) for Texas International Petroleum Corporation (an independent oil and gas production company with principal interests in Louisiana and Argentina) and petroleum economist (1970-72) for DeGolyer and MacNaughton, petroleum consultants. For nine years (1972-81) he managed all the oil and gas subsidiaries of Moore McCormack Resources, an independent oil and gas exploration company in the United States with significant interests in gas gathering, transportation and trading as well as crude oil and refined products trading. Mr. Soltero is a member of the Society of Petroleum Engineers, and a former director of the Independent Petroleum Association of America and the Texas Independent Producers and Royalty Owners. He has also served as a director of the Independent Petroleum Refiners Association of America. He is a master's graduate of the Massachusetts Institute of Technology in business (where he was awarded the Sinclair Research Fellowship in Petroleum Economics) with an undergraduate bachelor of engineering degree from The Cooper Union. Mr. Soltero is a registered professional engineer in the State of Texas. He currently serves as chairman of the board of trustees of the WendyArts Foundation, a charity dedicated to making arts activities available to children and young adults.

Richard Rinberg was appointed a director in November 2004 and elected President in October 2005. Since 1996, Mr. Rinberg has been a private investor and manager of his own and his family funds. From 1979 through 1996, he served as Managing Director of the Rinberg Group, a corporate group based in England active in the casting of precious metals for the jewelry industry, jewelry manufacturing, property development and securities trading. In the early 1980s Mr. Rinberg was elected a Member of the London Diamond Bourse and in 1987 he was elected an Underwriting Member at Lloyd's of London Insurance Market. Between 1975 and 1978, Mr. Rinberg was on the staff of Spicer & Pegler (Chartered Accountants); and in 1978 he was admitted as a Member of The Institute of Chartered Accountants in England and Wales. Mr. Rinberg holds a Bachelor of Science Honors Degree in Mathematics from the University College, University of London. He is currently a member of the International Executive Committee of Beit Issie Shapiro, a charitable organization based in Ra'anana, Israel that helps developmentally disabled children.

Glen H. Perry has been executive vice president of Zion since April 2000 and was elected a director in November 2000. He first started working with Mr. Brown and the Joseph Project in September 1999. During 1998 and 1999 Mr. Perry was a consultant to Delek Drilling, Ltd., with respect to its participation in the major gas discoveries offshore Israel. From 1993-98 he worked for National Petroleum Limited, an international oil and gas company with representative offices in Geneva, Switzerland. In this capacity, Mr. Perry served as manager of project development, seeking viable projects and negotiating contracts in the C.I.S. Republics, and general director of an oil and gas project in the Republic of Georgia. Previously, he was an officer and director of Prairie Producing Company ("Prairie"), an independent oil company operating mainly in Louisiana and Texas, from 1985 until Prairie was sold in 1990 to UNOCAL for approximately $330 million. While with Prairie, Mr. Perry had responsibility for design, construction and operation of all operational projects, including production facilities, pipelines, and plants. In addition to all engineering, drilling and production functions, he also had responsibility for marketing. Mr. Perry joined Prairie in December 1976 as a production engineer, was appointed chief engineer in October 1979, and served as vice president, production and operations from 1985-89, and senior vice president from 1989-90. Prior to joining Prairie, Mr. Perry's experience was in drilling and production for Exxon Company, USA (now ExxonMobil Corporation) and Energy Reserves Group (now BHP). Mr. Perry holds a Masters in Petroleum Engineering from the University of Texas and a Bachelor of Science from the University of Tennessee.

Philip Mandelker has been general counsel of Zion since April 2000 and was elected as director in June 2001. He was elected secretary of Zion in February 2002. He holds a Doctor of Jurisprudence degree (1971, cum laude) from Columbia University School of Law and was of counsel to I. Amihud Ben-Porath, Hamou and Company, a law firm in Tel-Aviv, Israel, from May 2000 through April 2003, a position he also held in1994-96. He is currently of counsel to ADAM Law Firm in Tel Aviv. Mr. Mandelker is admitted to practice in both the United States and Israel. He has practiced in New York, Jerusalem and Tel-Aviv and has extensive experience with the oil and gas exploration industry in both the United States and Israel. While at the Israeli Ministry of Finance (1974-76), Mr. Mandelker acted inter alia as Legal Advisor to the Israeli Petroleum Commissioner and represented the Israeli Government in negotiating the Petroleum Concessions and Production Sharing Agreements in the Sinai Peninsula and Gulf of Suez. In New York between 1981 and 1993, as counsel to the firm of Rosenman and Colin (now KMZ Rosenman), Mr. Mandelker advised oil and gas exploration companies and sponsors of oil and gas drilling programs in structuring public and private investment vehicles; he has also advised investors in such programs. From 1992-94, Mr. Mandelker served as an advisory director of Aztec Energy Corp., then an independent oil and gas exploration and production company listed on NASDAQ. He has published and lectured on subjects related to investment in oil and gas exploration activities in Israel and in the United States. As Deputy and then Acting Legal Advisor to the Military Government of the Judea and Samaria Area (1978-80), he drafted a model oil and gas exploration and production concession agreement for use in the Area. From 1997-99, Mr. Mandelker was Chief Legal Advisor of the United Mizrahi Bank, Ltd., a major Israeli banking group headquartered in Tel-Aviv. Mr. Mandelker has been associated with Mr. Brown and the Joseph Project since February 2000.

Paul Oroian was appointed a director in November 2003. Since its founding in 1983 he has served as president and managing partner of Oroian, Little and Rawie, P.C., a certified public accounting and consulting firm based in San Antonio, Texas. From 1980-1983, Mr. Oroian was a tax senior in the San Antonio offices of Arthur Young and Company. Mr. Oroian holds a Bachelors of Science - Business Administration from Bryant College. He has served as a board member of Technology Oversight Committee and the IRS Regional Liaison Committee of the Texas Society of Certified Public Accountants and was vice president and a director of the San Antonio CPA Society between 1992-1998. He currently serves as treasurer of the Good Samaritan Center in San Antonio.

Kent S. Siegel was appointed a director in November 2003. Mr. Siegel has served as president and chief operating officer of Siegel and Siegel, P.C. since 1984. Siegel and Siegel is a firm of certified public accountants and attorneys at law based in West Bloomfield, Michigan, at which Mr. Siegel practices as a tax and bankruptcy attorney and CPA. Mr. Siegel holds a Bachelor of Business Administration from Michigan State University School of Business, a Juris Doctor from Wayne State University School of Law and a Bachelor of Science in Electrical Engineering from Lawrence Technological University School of Engineering. He currently serves as chairman of the Temple Israel School Board Fund Raising Committee.

Robert Render was appointed a director in September 2004. Mr. Render served from 1994 to 2002 as Chairman and CEO of the Green Thumb Companies and Milburn Peat, manufacturers and distributors of peat moss, soils and mulches for the lawn and garden industries. Prior thereto, from 1985 to 1992, he was a director of and consultant to Hyponex Corporation (NASDAQ) and thereafter, from 1992 to 1994, he was a consultant to the Scotts' Corporation (NYSE), the controlling shareholder of Hyponex. Between 1978 and 1985, Mr. Render served as Chairman, President and Chief Executive Officer of Hyponex Corporation (NASDAQ) previously known as Old Fort Industries. From 1964 until its acquisition by Old Fort Industries in 1969, Mr. Render served as President of Anderson Peat Company and, from 1969 to 1978, he served as Executive Vice President of Old Fort Industries. From 1952 to 1963, Mr. Render served as Vice President of Sales and Marketing for Sno-Bol Company. In 1957 he founded Render Associates, a national sales company specializing in lawn and garden products which later merged into Anderson Peat Company. In 1962-1963 Mr. Render was President of the Christian Businessmen's Club in Pontiac, Michigan and in 1964-1965, he served as Chairman of the Industrial Group of the United Fund in Pontiac. In 1967-1968, Mr. Render was a member of the Executive Committee of the American Society of Testing and Materials and in 1969-1970, he served as President of the U.S. Peat Producers Association.

Dr. James (Andy) Barron was appointed a director in April 2005. He has been in private practice in orthodontics since 1991. Dr. Barron is board certified by the American Board of Orthodontists and has served as president of the Central Texas Dental Society and president of the Texas Association of Orthodontists. Dr. Barron represents the Southwestern Association of Orthodontists as a representative to the Council of Orthodontic Practice to the American Association of Orthodontists. Dr. Barron has lectured on orthodontics for the University of Texas, the University of Tel-Aviv, the Hebrew University in Jerusalem and the University of Manipur, India. Prior to entering the orthodontic field, Dr. Barron worked in his family's publishing company while at the same time representing a Fortune 500 company in marketing. He currently is president of JlivesNMe Workplace Ministries which sponsors conferences for couples to learn how to bring the gospel into the workplace. He serves on the board of Christian Farms Rehabilitation Center and serves on the advisory board of American Family Radio in Waco, Texas. The D.A.R.E. program in Temple, Texas (Drug Assistance Resistance Education) recognized Dr. Barron for his contributions in 1995 with an award of appreciation. Dr. Barron has a degree in Chemistry form Texas Tech University, a Master of Science Degree in Biology from University of Missouri at Kansas City, a Doctoral Degree in Dentistry from Baylor College of Dentistry, a certificate of specialization in Pediatric Dentistry from University of Missouri at Kansas City and a certificate of specialization in Orthodontic Dentistry from the University of Texas at Houston. As a resident Dr. Barron won the Albert Westphall award of the Southwestern Society of Orthodontists.

Dr. Yehezkel (Charlie) Druckman was appointed a director of Zion Oil effective November 1, 2005 to replace Eitan Lubitch who resigned in September 2005. Dr. Druckman was Petroleum Commissioner for the State of Israel from 1995 until his retirement in 2004, where he supervised the licensing of petroleum rights in the onshore and offshore Israel. These efforts led to the discovery of 1.5 trillion cubic feet of gas in the Israeli offshore Mari B and other smaller fields during 1999-2000. Since 1965 he has been a member of the professional staff of the Geological Survey of Israel, where he headed the Mapping, Stratigraphy and Oil Division during 1982-1985 and 1991-1994. He was also affiliated with the Louisiana State University at Baton Rouge as Research Associate in Geology during 1978-1980 and 1989-1990. He was awarded in 1974 the Israel Geological Society's Perez Grader award. He is an active member of the American Association of Petroleum Geologists and the Geological Society of Israel (where he served as president in 1982, and for a number of years on the Society's editorial board). He also served as member of the Israeli National Petroleum Commission and Board of Directors of Oil Exploration (Investments) Ltd., an Israeli government company. Dr. Druckman graduated from the Hebrew University in Jerusalem where he was awarded BSc, MSc and PhD degrees in geology.

Forrest A. Garb was appointed a director of Zion Oil, effective November 1, 2005, to replace Sheldon Fink, who resigned in October 2005. Mr. Garb is petroleum engineer providing independent consulting services for more than 45 years. His consulting career began with H.J. Gruy and Associates, Inc. and its successors, where he served as a vice president for four years, executive vice-president for ten years, and president for fifteen years, until leaving in 1986, following Gruy's merger into a public company. In his capacity as president, Mr. Garb contracted, performed and supervised over 12,500 projects ranging from simple evaluations to sophisticated reservoir simulations. In 1988, Mr. Garb founded Forrest A. Garb & Associates, Inc. a privately-owned petroleum consulting firm, where he served as chairman and chief executive officer until his retirement in 2003 and sale of his interests in the company to its key employees. Prior to entering into consulting, Mr. Garb was educated in petroleum engineering at Texas A&M University (BSc and Professional MSc) and received his early training at Socony Mobil Oil Company in Kansas, Texas, Louisiana and Venezuela. Mr. Garb is a member of the Society of Petroleum Engineers and is a past President of the Society of Petroleum Evaluation Engineers. He is a member of the Association of Computing Machinery, the American Arbitration Association, the Petroleum Engineers Club of Dallas, the Dallas Geological Society, and is a member of the American Association of Petroleum Geologists. He is a charter member of The American Institute of Minerals Appraisers. He is a registered professional engineer in the state of Texas.

David Patir was elected senior vice-president and chief financial officer in October 2005. He has over thirty years of progressive domestic and international experience in both oil and gas finance and public accounting. Since 1999 he has been a principal consultant with BRI Consulting Group in Houston, Texas, conducting due diligence, joint ventures, and internal controls audits on behalf of major oil companies for their subsidiaries and ventures in the U.S. and Overseas. He previously served as chief financial officer for American Energy Fund in Los Angeles, California, and financial director for MFC International, a Russian-American oil development and marketing joint venture. For the prior nine years he held senior financial and accounting positions with Felmont Oil Corporation and its predecessors in Houston, Texas. After graduation from The Hebrew University in Jerusalem in 1968 with a BBA in accounting, Mr. Patir went to work for the Arthur Andersen affiliate in Israel where he rose to audit manager. In 1976, Superior Oil, an Arthur Andersen client based in the United States, hired him as chief financial officer of Neptune Oil Company, its wholly-owned Israeli subsidiary, whose operations in the Sinai area produced more than 40,000 barrels of oil per day. For ten years, Mr. Patir served as vice-president and chief financial officer for Superior Oil's subsidiaries in Israel and Peru and then as director of international operations in over ten different countries while based in Houston, Texas. He is a certified public accountant in both Israel and Texas.

William H. Avery was elected Vice President - Finance and Treasurer in January 2003. For the past ten years he has practiced as independent attorney in transactional work, concentrating in the area of real property law, including oil and gas transactions. Before that he was a partner for seventeen years and an associate for four years at Storey, Armstrong, Steger and Martin, a full-range Dallas law firm, concentrating his practice in the representation of financial institutions in loan transactions. In addition he has more than twenty years experience as an oil and gas property investor and investment manager for his own account and for members of his family. Mr. Avery holds a Bachelor of Business Administration degree in Finance from Southern Methodist University and a Doctor of Jurisprudence degree from Duke University Law School.

Key Employees

Elisha Roih has served as Vice President - Administration of Israeli Operations of Zion since April 2000. Mr. Roih holds a BA degree in Political Science and Oriental Studies from Hebrew University, Jerusalem, and has continuing educational course certificates in Business Administration, Production Technology and Offshore Operations. Mr. Roih has over forty years experience in senior management positions in the Israeli petroleum industry. Most recently, between 1997-1998, he served as acting general manager of Lapidoth, Israel Oil Prospectors Company, Ltd. and its subsidiary Metsada-United Drilling Co. (oil and gas producers and oilfield service providers). During 1983-89 Lapidoth and Metsada-United were subsidiaries of Naphta-Israel Petroleum Corp. (an oil and gas exploration and production company), and Mr. Roih served during that period as general manager for all three companies. Prior to 1983, Mr. Roih served as deputy general manager of the Israel National Oil Company, the government-owned holding company that owned Naphta-Israel, Lapidoth, Metsada-United, and Oil Exploration (Investments) Ltd. and Southern Sinai Petroleum (both oil and gas exploration and production companies); general manager of Southern Sinai Petroleum's exploration and production project in the Gulf of Suez; operations manager for Sinai Oil Fields (another government-owned production company) in the Gulf of Suez and various management positions with Naphtha - Israel Petroleum Corporation. Between 1990-1996 and from 1998 to 2000, Mr. Roih was a management consultant to the petroleum industry in Israel, during which periods he also consulted for Mr. Brown in connection with the Joseph Project.

Dr. Eliezer Kashai has been Vice President - Israeli Exploration of Zion since October 2000. Dr. Kashai studied geology in the University of Sciences, Budapest, Hungary, holds Masters and Ph.D. degrees from Hebrew University, Jerusalem and is a widely recognized authority on the Triassic formation of Israel. Dr. Kashai has over fifty years of geological experience in Israel working until his retirement in 1987 for the national petroleum companies of Israel, including almost thirty years for Lapidoth Israel Oil Prospectors Company, Ltd. and Oil Exploration (Investments) Ltd., where he served in progressively responsible positions. At Lapidoth during 1959-75, he served as senior geologist, assistant chief geologist, acting chief geologist and chief geologist. At Oil Exploration (Investments) Ltd. during 1975-87 he was first chief geologist, then deputy managing director responsible for all of that company's exploration efforts. Following his retirement in 1987 and through 1998, Dr. Kashai worked as an exploration consultant for various companies active in petroleum exploration in Israel, including Israel National Oil Company, Lapidoth, Naphta Petroleum, ABJAC-Mazal Ltd., Nordan Oil and Gas, and Sedot Neft, Ltd. where he was responsible for the original geological interpretation of Ma'anit. He began consulting for Mr. Brown in connection with the Joseph Project in late 1999 and for us in April 2000. Dr. Kashai has served as president of the Israel Geological Society and is responsible for five geological publications and nearly one hundred unpublished company reports on exploration projects, drilling recommendations, subsurface geological analysis and well evaluations.

Information Regarding the Board of Directors and Committees

Our board of directors is divided into three classes of directors, with each class (except for the initial classes) elected to a three-year term every third year and holding office until their successors are elected and qualified. The class whose term of office will expire at our 2006 Annual Meeting of Shareholders consists of John M. Brown, Forrest A. Garb, Robert Render and James Barron. The class whose term will expire at our 2007 Annual Meeting of Shareholders consists of Philip Mandelker, Glen H. Perry, Kent S. Siegel and Richard Rinberg. The class whose term of office will expire at our 2008 Annual Meeting of Shareholders consists of Eugene A. Soltero, Yehezkel Druckman and Paul Oroian.

As described below our board of directors has established five committees: an audit committee, a compensation committee, a nominating committee, a corporate governance committee and a technical committee. Members of the committees are appointed annually by the board of directors to serve at the discretion of the board until their successors are appointed or the earlier of their resignation or removal.

Of the eleven current members of our board of directors, five meet the criteria of independence set by the Sarbanes-Oxley Act of 2002 and SEC regulations for audit committee membership ("SEC independence criteria"). These are Messrs. Oroian, Siegel, Barron, Druckman and Garb. Six of our directors (Messrs. Oroian, Siegel, Barron, Druckman, Garb and Render) meet the criteria of independence set by the American Stock Exchange for membership on the board of an AMEX listed company ("AMEX independence criteria").

SEC independence criteria provide that an "independent" director cannot be one of our officers or be in a position, directly or indirectly, to control our management or policies (other than in his position as a director). Neither can he be, or be affiliated with, a paid consultant or provider of services to Zion. Even though we are not currently subject to the SEC requirements concerning director independence, we have decided to voluntarily comply now.

AMEX independence criteria provide, among other requirements, that an independent director: (i) cannot be and, over the past three years, cannot have been an officer or employee of Zion and cannot be a family member of such person; (ii) cannot, directly or indirectly, control or be a family member of a person who directly or indirectly controls our management or policies (other than in his position as a director); (iii) cannot receive or, over the past three years, have himself received or have a family member who receives or received from Zion more than $60,000 in any one year for services other than as one of our directors (or, with respect to a family member, as a Zion employee); (iv) cannot be affiliated, or be a family member of a person affiliated with, any entity which receives, or during any of the past three years, received from Zion more than $200,000 for services in any one year.

Audit Committee. Our audit committee is currently comprised of Messrs. Oroian Siegel and Garb. Mr. Oroian was elected to serve as chairman. All three current members of the audit committee satisfy the SEC independence criteria. Mr. Oroian satisfies the criteria of audit committee financial expert.

The audit committee has been charged by our board of directors with the following responsibilities and granted the following authority:

  the appointment, compensation and retention commencing with Zion's fiscal year 2005, and oversight of the work, of registered public accounting firms engaged (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for Zion;

  establishment of procedures for (a) the receipt, retention and treatment of complaints received by Zion regarding accounting, internal accounting controls or auditing matters and (b) the confidential, anonymous submission by employees of Zion of concerns regarding questionable accounting or auditing matters;

  the review and approval of all "related party transactions", to the extent required for AMEX listing and corporate governance rules; and

  to engage independent counsel and other advisors, as it determines necessary to carry out its duties.

The audit committee has adopted a formal written audit committee charter that complies with the requirements of the Exchange Act, the rules and regulations of the SEC and the listing and corporate governance requirements of AMEX. A copy of the charter is available on our website at www.zionoil.com/company/corpgov.html.

Compensation Committee. Our board of directors also established a compensation committee currently comprised of three directors, two of whom, James Barron and Robert Render, satisfy AMEX independence criteria. The other member is John Brown. Full scale activation of the committee shall commence at such time as our shares become publicly traded.

The compensation committee is charged with the following responsibilities:

  the review and recommendation to the board of directors of the terms of compensation, including incentive compensation and employee benefits of the directors and senior officers of Zion;

  determination of the terms of employee benefit plans (including stock incentive and stock option plans), the granting of awards under the plans and the supervision of plan administrators.

We have adopted a formal, written compensation committee charter that complies with the requirements of the Exchange Act, SEC rules and regulations and the listing and corporate governance requirements of AMEX. In establishing the compensation committee, our board of directors provided that, if our shares become publicly listed and the listing and corporate governance rules of AMEX or any other securities exchange or market on which are securities are listed for trading (such rules being the "exchange governance rules") require that all members of our compensation committee meet AMEX independence criteria, Mr. Brown's participation in the committee shall terminate or be otherwise modified to comply with such requirements and the committee will be reconstituted to meet the applicable exchange governance rules. A copy of the charter is available on our website at www.zionoil.com/company/corpgov.html.

Nominating Committee. Our board of directors established a nominating committee currently comprised of three directors, two of whom - Paul Oroian and Kent S. Siegel - satisfy AMEX independence criteria. The other member is John Brown, our chairman and chair of the committee. Activities of our Nominating Committee shall commence at such time as our shares become publicly traded.

The nominating committee is charged with selecting and recommending for the approval of the board of directors director nominees to be submitted to the shareholders for election. We have adopted a formal, written nominating committee charter addressing the process for identifying and evaluating nominees, including nominees recommended by security holders, to serve as directors, and describing any specific minimum qualifications to be met by a nominee and any specific standards for the overall structure and composition of our board of directors. A copy of the charter is available on our website at www.zionoil.com/company/corpgov.html.

In establishing the nominating committee, our board of directors provided that, if our shares become publicly listed and the applicable exchange governance rules require that all members of our nominating committee be independent directors. Mr. Brown's participation in the committee would terminate at such time if required by the rules and that the committee be reconstituted or be otherwise modified so as to meet the required independence criteria.

Corporate Governance Committee. Our board of directors also established a corporate governance committee currently comprised of four directors, two of whom (Robert Render and Forrest Garb) meets AMEX independence criteria. The other two members are Philip Mandelker, our general counsel (chairman) and Richard Rinberg, our president.

The corporate governance committee is charged with the responsibility of developing controls and procedures as necessary and appropriate to ensure compliance with the securities laws, the rules and regulations of the SEC and the applicable exchange governance rules.

Technical Committee. Our board of directors established a technical committee composed of four directors two of whom (Forrest Garb and Yehezkel Druckman) meet AMEX independence criteria. The other directors are Glen Perry (chairman) and Eugene Soltero. Dr. Eliezer Kashai and Stephen Pierce are advisors to the committee.

The technical committee is charged with reviewing, on behalf of the whole board, proposed technical recommendations of management for exploration and development of the Joseph Project.

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

Executive Officer Compensation

The following table provides the compensation of our corporate officers, direct or indirect, for services rendered in all capacities for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001, of which all has been paid except approximately $210,000 to Mr. Soltero, $200,000 to Mr. Perry, $193,000 to Mr. Mandelker and $41,000 to Mr. Avery.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
John Brown	2001	7,500	-	-	-	-	-	-
Chairman	2002	30,000	-	-	-	-	-	-
	2003	60,000	80,000	10,000	-	-	-	-
	2004	120,000	-	-	-	-	-	-
	2005	120,000	-	-	-	-	-	-

Eugene Soltero	2001	25,000	-	-	-	310,000	-	-
President &	2002	60,000	80,000	-	-	100,000	-	-
CEO (1)	2003	120,000	-	-	-	-	-	-
	2004	212,500	-	-	-	-	-	-
	2005	250,000	-	-	-	-	-	-

Richard Rinberg
President (2)	2005	-	-	-	500,000	-	-	-

Glen Perry	2001	60,000	-	-	-	-	-	-
Executive VP	2002	60,000	-	-	-	-	-	-
	2003	120,000	-	-	-	-	-	-
	2004	200,000	-	-	-	-	-	-
	2005	200,000	-	-	-	-	-	-

Philip Mandelker	2001	63,750	-	-	-	-	-	-
Secretary &	2002	75,000	-	-	-	-	-	-
General Counsel (3)	2003	114,000	-	-	-	-	-	-
	2004	150,000	-	-	-	-	-	-
	2005	150,000	-	-	-	-	-	-

David Patir Senior VP & CFO	2005	52,500	-	-	-	-	-	-

William Avery	2003	60,000	-	-	-	200,000	-	-
Vice President &	2004	60,000
Treasurer	2005	65,000	-	-	-	-	-	-

(1) The compensation of Eugene A. Soltero was increased from $200,000 to $250,000 annually effective October 1, 2004, upon Mr. Soltero's election to the additional position of Chief Executive Officer at the September 28, 2004 Annual Meeting of the Board of Directors.

(2) Includes an award of 200,000 shares of common stock that has been issued to ESOP Trust Company for the benefit of Mr. Rinberg in connection with his retention and election as president of Zion which shares are subject to a pro rata repurchase option at par value ($0.01 per share) by Zion in the event of termination of Mr. Rinberg's retention as president of Zion within the 24-month contract retention period.

(3) Mr. Mandelker is remunerated as an outside consultant to the company under a retainer agreement. The law firm with which Mr. Mandelker is "Of Counsel" received during 2004 and 2005, $25,500 and $30,000, respectively, in payments from Zion for providing Mr. Mandelker with office and secretarial services.

Through 2003, each officer employed at the time received such compensation for providing consulting services to Zion. Mr. Soltero received his compensation through his personal consulting company, Cimarron Resources, Inc. The others were directly compensated. Commencing in 2004, Messrs. Brown, Soltero and Perry were employed directly by Zion. Mr. Rinberg and Mr. Patir received their compensation during 2005 for providing consulting services to Zion. There were no options and warrants granted to our executive officers in fiscal 2003, 2004 or 2005, except that Mr. Avery was awarded warrants to purchase 200,000 shares of common stock of the company at $1.00 per share upon his retention in January, 2003 (at a value of $8,132) and the award of 80,000 options was authorized for award to Mr Patir upon his appointment as an officer of the company in October 2005. The warrants granted to Mr. Avery were exercised in January 2005. None of our executive officers exercised any options related to compensation during 2003, 2004 or 2005, except that in 2004 Mr. Avery exercised warrants to purchase 40,000 shares of Zion's common stock awarded upon his retention through reduction of accounts payable to him.

Long-Term Incentive Plan

At Zion's 2002 Annual Meeting, the shareholders approved the establishment of a long-term key employee incentive plan, which may be structured as an employees' royalty pool, to be funded by the equivalent of a 1.5% overriding royalty interest (after pay out of investment on a well by well basis) in the wells we drill. According to board resolutions, Mr. Brown, Mr. Soltero, Mr. Mandelker and Mr. Perry will be awarded each a 10% interest in the plan, if, as and when the plan may be established. Mr. Avery, Mr. Roih and Dr. Kashai will each be awarded a 5% interest in the plan. The remaining 45% of the pool has not been allocated and is reserved for future allocation by the board of directors or the plan's management committee, subject to the approval of the compensation committee of the board, as new key employees are hired. The definitive plan is being developed by our attorneys and tax experts.

Executive Employment Arrangements

We have entered into five-year employment agreements, effective January 1, 2004, with the executive officers set out below.

Executive Officer	2004-2008 Annual Salary
John Brown	$ 120,000
Eugene Soltero	200,000 before 10/1/04 and 250,000 thereafter
Glen Perry	200,000
Philip Mandelker	200,000(1)

(1) For such period as Mr. Mandelker is an employee of Zion. For periods that Mr. Mandelker continues to render services pursuant to a retainer agreement as outside counsel, he will be compensated on the basis of $12,500 per month and the law firm with which he is associated will be paid a monthly office services fee of $2,000. The fee paid to Adam Law Offices with which Mr. Mandelker is associated was increased to $2,500 per month effective commencing in October 2004, to include secretarial services.

Each of the agreements are substantially in the same form (except to comply with the law of the country in which the officer is based) and provide for:

  Indemnification for acts other than willful misconduct.

  Five-year terms, renewable annually thereafter to age 70, terminable by death, severe disability, or for willful misconduct as determined by final judicial decision.

  Termination without cause possible upon payout of remainder of contract term plus six months salary; if termination follows change of control, then employee entitled to remainder of term plus 42 months.

  Post-contract termination and retirement benefits for Israel-based executives in accordance with Israeli law and standard practice for management employees.

  Package of medical, life and disability insurance for U.S. based executives with monthly premium expense of approximately $2,000.

  Participation in the long-term management incentive program.

  Outline of responsibilities and authorities for the executive's position.

Effective October 1, 2005, we entered into a three year and three month consulting and employment agreement with David Patir to serve as our chief financial officer, which agreement was authorized by our board on October 27, 2005. For October, November and December, 2005, Mr. Patir provided consulting services part time at the rate of $10,000 per month. Effective January 1, 2006, he became a full-time employee at the annual salary of $175,000. The agreement provides that Mr. Patir be awarded (from our 2005 Stock Option Plan) a 5-year option terminating on December 31, 2010 to purchase 80,000 shares of the company's common stock at $5.00 per share, vesting one third at the end of each year of full-time employment; none of the options may be exercised prior to July 1, 2007 (subject to deferral of up to six months by the company. This option was formally awarded on July 5, 2006 at a value of $193,600. The agreement also provides that, upon the establishment of the company's Long Term Incentive Plan, Mr. Patir will be eligible for a grant of an interest in the plan income attributable to wells drilled subsequent to the Ma'anit #1 as determined by the plan's management committee and subject to approval of compensation committee of the board. In other respects the agreement is substantially the same as for the other executive officers. During the period July 1 - September 30, 2005, Mr. Patir was a consultant to the company with a monthly retainer of $7,500.

In connection with his appointment as our president effective November 1, 2005, our board, during May 2006, ratified an employment agreement with Richard Rinberg for a two-year period, commencing November 1, 2005, with Mr. Rinberg's primary annual compensation being $250,000 payable in the form of 200,000 shares of our restricted common stock (the "Rinberg Shares"), valued at $2.50 per share, subject to a voting agreement granting a proxy to Mr. Brown through October 31, 2010, such shares to vest monthly ratably over the two year retention period. If Mr. Rinberg's retention is terminated prior to October 31, 2007, the company shall have the right to repurchase the unearned portion of his compensation at par value ($0.01 per share). The Rinberg Shares were issued for Mr. Rinberg's benefit to a trust company appointed by us, among other reasons, to insure our repurchase rights in the event of early termination of Mr. Rinberg's retention. In addition to the provisions set forth above, the Rinberg Agreement provides that (i) in providing his services, Mr. Rinberg be an independent contractor to the company, and not an employee; (ii) Mr. Rinberg dedicate as much of his time to Zion as is necessary to fulfill his duties as president and as otherwise required by the board, (iii) the retention may be terminated by severe disability, willful misconduct by Mr. Rinberg or on 90 days prior written notice by either party; (iv) Mr. Rinberg be indemnified for acts other than willful misconduct; (v) Mr. Rinberg will be eligible for a grant of an interest in the company's Long Term Incentive Plan, on establishment, as determined by the plan's management committee and subject to the approval of the compensation committee of the board; and (vi) the company would pay the fees for certain services in the nature of tax advisory and related services in connection with Mr. Rinberg's retention, which such fees amounted to $5,750.

Deferral of Compensation

In order to assist us to meet our short term cash flow needs, Mr. Brown and all our executive officers (except Mr. Rinberg who receives no cash compensation for his services), and certain of our senior key employees (Dr. Kashai, Mr. Roih and Mr. Pierce), have all agreed to defer all amounts due them on account of salary and fees for all periods prior to January 1, 2006 to a date not prior to July 1, 2007. As of August 31, 2006, the aggregate amount being deferred is approximately $1,540,000. Moreover, these same persons have agreed to defer until July 1, 2007 all (in the case of Mr. Brown) or certain portions (in the case of all others) of the compensation due them commencing January 1, 2006 to such extent and on such terms as determined by our chairman (Mr. Brown), chief executive officer (Mr. Soltero) and president (Mr. Rinberg), until these persons determine that sufficient funds are available to make payment on the account of such deferred compensation without adversely affecting our ability to carry out our business plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding beneficial ownership of our common stock as of September 1, 2006, by:

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

The information contained in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Exchange Act. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options and warrants held by that person (and/or pursuant to proxies held by that person) that were exercisable on September 1, 2006 or became exercisable within 60 days following that date are considered outstanding, including those shares and warrants to officers and directors authorized by board resolution, but not yet issued. However, such shares are not considered outstanding for the purpose of computing the percentage ownership of any other person, nor is there any obligation to exercise any of the options or warrants.

The address of John Brown, Eugene Soltero, Richard Rinberg, Glen Perry, James Barron, Robert Render, Paul Oroian, Kent S. Siegel, Forrest A. Garb, David Patir and William Avery is 6510 Abrams Rd., Suite 300, Dallas, TX 75214. The address of Philip Mandelker and Yehezkel Druckman is 15 Bareket St., Caesarea Industrial Park, 38900 Israel.

	Amount and		Percentage of
	Nature of Beneficial		Outstanding
Name	Ownership		Common Stock
John M. Brown	3,521,833	(1)	43.9%
Eugene A. Soltero	825,626	(2)	10.3%
Richard J. Rinberg	786,767	(3)	9.8%
Ralph DeVore	743,247	(4)	9.3%
Philip Mandelker	663,533	(5)	8.3%
Glen H. Perry	600,083	(6)	7.5%
William Avery	241,334	(7)	3.0%
Robert Render	148,000	(8)	1.8%
James Barron	172,067	(9)	2.1%
David Patir	85,000	(10)	1.0%
Kent S. Siegel	43,325	(11)	0.5%
Paul Oroian	30,900	(12)	0.4%
Yehezkel Druckman	25,000	(13)	0.3%
Forrest A. Garb	25,000	(13)	0.3%
All directors and	5,479,968	(14)	65.2%
officers as a group (13 persons)

(1)

Includes 2,956,333 shares of common stock owned by others for which Mr. Brown holds voting proxies, including 100,000 shares owned by his wife, 370,000 shares owned by Mr. Soltero, 460,000 shares owned by Mr. Mandelker and a trust for his family, 405,000 shares owned by Mr. Perry, 5,000 shares owned by Mr. Patir, 210,000 shares owned by Mr. Avery, 50,000 shares owned by Mr. DeVore and 200,000 shares issued to a trust company for the benefit of Mr. Rinberg.

(2)	Includes (a) 311,918 shares of common stock owned by others for which Mr. Soltero holds voting proxies; and (b) 370,000 shares over which Mr. Brown has voting control.
(3)

Includes (a) 10,000 shares owned by Mr. Rinberg's wife; (b) warrants to purchase 26,600 shares of common stock through December 31, 2006 at an average price of $4.06 per share; (c) 423,834 shares of common stock owned by others for which Mr. Rinberg holds voting proxies; and (d) 200,000 shares issued to a trust company for the benefit of Mr. Rinberg, and subject to a pro rata repurchase option at par value ($0.01 per share) by Zion in the event of termination of Mr. Rinberg's retention as president of Zion within the 24-month contract retention period, and further subject to a voting proxy in favor of Mr. Brown.

(4)	Includes (a) 525,631 shares of common stock owned by others for which Mr. DeVore holds voting proxies; and (b) 50,000 shares over which Mr. Brown has voting control.
(5)

Includes (a) warrants to purchase 1,500 shares of common stock through December 31, 2006 at a price of $5.00 per share; (b) 400,000 shares of common stock owned by a trust for Mr. Mandelker and his family over which Mr. Brown has voting control; (c) 157,450 shares of common stock owned by others for which Mr. Mandelker holds voting proxies; and (d) 60,000 additional shares over which Mr. Brown has voting control.

(6)

Includes: (a) warrants to purchase 5,000 shares of common stock through December 31, 2006 at a price of $5.00 per share; (b) 136,583 shares of common stock owned by others for which Mr. Perry holds voting proxies; and (c) 400,000 shares over which Mr. Brown has voting control.

(7)	Includes (a) 12,000 shares owned by Mr. Avery's mother over which Mr. Avery holds a power of attorney; and (b) 210,000 shares over which Mr. Brown has voting control.
(8)

Includes (a) 50,000 shares of common stock owned by a trust controlled by Mr. Render (the "Render Trust"); (b) warrants to purchase 59,000 shares of common stock through December 31, 2006 at an average price of $4.24 per share, of which warrants to purchase 30,000 shares are owned by the Render Trust; and (c) 2,000 shares of common stock owned by Mr. Render's wife.

(9)

Includes (a) 45,000 shares held by trusts for Dr. Barron's children; (b) warrants to purchase 39,400 shares of common stock through December 31, 2006 at an average price of $3.37 per share; and (c) 46,000 shares owned by a ministry of which Dr. Barron is president and a director, and in which shares Dr. Barron disclaims any beneficial interest.

(10)

Includes (a) 5,000 shares over which Mr. Brown has voting control; and (b) employee stock options, awarded under Zion's 2005 Stock Option Plan, to purchase 80,000 shares of common stock at $5.00 per share through December 31, 2010, that are subject to a vesting schedule over a three year period and are not exercisable until July 1, 2007 (deferrable by Zion.).

(11)

Includes (a) warrant exercisable commencing July 1, 2007 (deferrable by Zion) to purchase 25,000 shares of common stock through December 31, 2008 at $5.00 per share; (b) a warrant to purchase 1,000 shares of common stock through December 31, 2006 at $5.00 per share; and (c) the following securities held by Mr. Siegel's wife, of which Mr. Siegel disclaims ownership: (i) 6,125 shares of common stock and (ii) a warrant to purchase 1,850 shares of common stock through December 31, 2006 at $5.00 per share.

(12)

Includes (a) warrant exercisable commencing July 1, 2007 (deferrable by Zion) to purchase 25,000 shares of common stock through December 31, 2008 at $5.00 per share; and (b) warrant to purchase 1,900 shares of common stock through December 31, 2006 at $5.00 per share.

(13)

Includes a director's stock option, awarded under Zion's 2005 Stock Option Plan, to purchase 25,000 shares of common stock at $5.00 per share through December 31, 2008 that are not exercisable until July 1, 2007 (deferrable by Zion).

(14)

Includes: (a) warrants to purchase 50,000 shares of common stock at $5.00 per share through December 31, 2008, that are not exercisable until July 1, 2007, a date that is subject to deferral by Zion; (b) options awarded under Zion's 2005 Stock Option Plan, to purchase 50,000 shares of common stock at $5.00 per share through December 31, 2008, that are not exercisable until July 1, 2007 (deferrable by Zion); (c) options awarded under Zion's 2005 Stock Option Plan to purchase 80,000 shares of common stock at $5.00 per share through December 31, 2010, that are not exercisable until July 1, 2007 (deferrable by Zion); (d) warrants to purchase 75,000 shares of common stock at $4.00 per share through December 31, 2006; (e) warrants to purchase 62,100 shares of common stock at $5.00 per share through December 31, 2006; and (f) warrants to purchase 10,000 shares of common stock at $3.00 per share through December 31, 2006.

Voting Agreements

Five of our senior executives (John Brown, Eugene Soltero, Richard, Rinberg, Philip Mandelker and Glen Perry) and Ralph F. DeVore hold proxies to vote the shares of common stock of some of our shareholders. Including their own shares of common stock, the five executives hold 62%, and Mr. DeVore holds 9%, of our voting rights currently outstanding. The ability of the five executives to exercise significant control over us may discourage, delay or prevent a takeover attempt that a shareholder might consider in his or her best interest and that might result in a shareholder receiving a premium for his or her common stock. Also, the five executives and Mr. DeVore (if they vote the same way) may have the ability to:

  control the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

  elect all of the members of our board of directors;

  prevent or cause a change in control of our Company; and

  decide whether to issue additional common stock or other securities or declare dividends.

Some of the shares of common stock owned by the other officers and directors are not subject to the proxies held by the five executives and Mr. DeVore. When those shares are added in, the management of Zion (which does not include Mr. DeVore) now holds 65% of the voting control.

All of the voting agreements provide that any shares sold in the public market pursuant to an exemption from registration would be automatically released from the agreement. To the extent that any shareholder sells any stock that is then automatically released from one of the agreements, the beneficial ownership of the five executives or Mr. DeVore will be automatically reduced and their respective voting rights will also be accordingly reduced.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005, relating to our securities authorized for issuance to our employees and non-employees in consideration for goods and services

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	170,000	$ 5.00	830,000
Equity compensation plans not approved by security holders	370,000	$ 3.45	0
Total	540,000	$ 3.94	830,000

Equity Compensation Plans Approved by Our Shareholders

At our 2005 annual meeting of shareholders, following authorization by and on the recommendation of our board and compensation committee, our shareholders approved the adoption of a 2005 Stock Option Plan (the "Plan"), pursuant to which 1,000,000 shares of common stock of the company, being 5% of our authorized share capital, would be reserved for issuance to officers, directors, employees and consultants. The purpose of the Plan is to attract and retain the best available personnel for positions of substantial responsibility whose performance will affect the interests and business prospects of the company and to align the interests of the company's employees with those of its shareholders. The Plan would be administered by the Board of Directors or one or more committees appointed by the board (the "Administrator"). The compensation committee of the board has been appointed as Administrator of the Plan with respect to all employees and consultants except executive officers, for which the Administrator is the board.

Up to an aggregate of 1,000,000 shares of our common stock will be made available for issuance to grantees over the life of the Plan. These shares represent up to 12.5% (calculated as of July 31, 2006) of the outstanding share capital of the company (or 11.1% of the outstanding share capital of the company as of July 31, 2006 if options are granted and exercised for all shares authorized under the Plan.)

The Plan contemplates the issuance of stock options by Zion both as a private company and as a publicly traded company and will be available to residents of the United States of America, the State of Israel and other jurisdictions as determined by the Administrator. The award of stock options under the Plan will be made pursuant to an agreement between us and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which shall be determined on our behalf by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions.

We granted awards under the Plan for options to purchase a total of 170,000 shares of common stock as follows: (i) 25,000 shares to each of Messrs. Druckman and Garb upon their appointment to the board); (ii) 80,000 shares to David Patir under the terms of his employment agreement; and (iii) 40,000 shares to Stephen Pierce, our exploration manager, under the terms of his employment. Other than as set forth above, the company has at this time no commitments relating to the grant of any awards under the Plan.

Equity Compensation Plans Not Approved by Our Shareholders

Issuance of Warrants to Directors. Upon their appointment each of the non-management directors of the company was awarded warrants and/or options to purchase 25,000 shares of common stock of the company with an exercise price set at the price shares were being sold by the company in a private placement that was open at the time of the appointment or, if no placement was then open, at price shares were sold by the company in its most recently terminated placement. The warrants awarded the four directors appointed in 2003 were exercisable at $3.00 per share through December 31, 2005 and were valued in the aggregate at $38,876; and the warrants awarded to the three directors appointed in 2004 and 2005 are exercisable at $4.00 per share through December 31, 2006 and were valued in the aggregate at $63,575. All warrants with an expiration date of December 31, 2005 were exercised prior to expiration. Following his resignation, Mr. Lubitch was awarded for services rendered to the company a warrant to purchase 10,000 shares of common stock exercisable during the period July 1, 2007 (subject to deferral of up to six months by the company) through December 31, 2008 at a price of $5.00 per share (hereinafter an " F Warrant"). Upon his resignation, Mr. Fink was awarded for services rendered to the company an F Warrant to purchase 25,000 shares of common stock. F Warrants to purchase 25,000 shares of common stock of the company were also awarded for services rendered to each of Messrs. Oroian and Siegel. These F Warrants were valued in the aggregate at $99,705. The two new directors who were appointed on October 27, 2005 (effective November 1, 2005) have each been awarded the option to purchase 25,000 shares of common stock exercisable during the period July 1, 2007 (subject to deferral of up to six months by the company) through December 31, 2008 at $5.00 per share ("New Director Options") under the company's 2005 Stock Option Plan (the " Plan"). Upon the appointment of Messrs. Druckman and Garb in October 2005, the terms of issue of the New Director Options to be granted under the Plan were determined with the exercise price being the price per share in the company's then last private placement. The awards of the New Director Options were formally made on July 5, 2006 , at a value of $58,647 in total.

Issuance of Shares to Our President. Effective November 1, 2005, Mr. Rinberg was elected our president. In connection with this appointment, the board, on October 27, 2005, authorized the chairman and the chief executive officer of the company to negotiate a two year retention agreement commencing November 1, 2005 (the "Rinberg Agreement") subject to audit committee review and approval and ratification by the board. The principle element of compensation is the award of 200,000 shares of Zion common stock (the "Rinberg Shares"), subject to certain pro-rated vesting requirements over the two year retention period and voting agreement requirements. The audit committee approved the Rinberg Agreement on May 22, 2006, followed by ratification of our board, following which and under the terms of the agreement, the Rinberg Shares were issued to ESOP Trust Company for the benefit of Mr. Rinberg. We valued the transaction at $500,000, or $2.50 per share, which valuation has been supported by a report dated April 28, 2006, prepared by Hill, Schwartz, Spilker, Keller, LLC. The transaction is accounted for each month as payment for compensation at $20,833 per month for the twenty-four months commencing November 2005 through October 2007. The company will also pay the fees for certain tax advisory and related services to Mr. Rinberg in connection with his retention, which such fees amounted to $5,750.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no material transactions between Zion and any of our directors, officers, candidates for director, or shareholders, except as described in the following paragraphs. Where noted, the transactions below were on terms at least as favorable as could be obtained through arm's length negotiations with third parties. In the future (as provided in our Audit Committee Charter), our Audit Committee shall review for potential conflict of interest situations on an ongoing basis, shall approve all "related party transactions" required to be disclosed under SEC regulations or otherwise subject to approval by an independent body of our board under AMEX requirements, and establish policies and procedures for review and approval of all other "related party transactions."

John M. Brown may be deemed the promoter of Zion. Upon the formation of Zion, Mr. Brown purchased 520,000 shares of common stock at the price of 1/10 cent per share, which was the price at which 1,880,000 other shares were sold to 25 other people, including 100,000 shares to his wife and 50,000 shares to his son. At the same time Mr. Brown extended a $50,000 line of credit to Zion against which we initially borrowed approximately $25,000 to make our first license fee payment to the Israeli government and a down payment for our first seismic survey. The loan bore an interest rate of 7% per annum and we eventually borrowed to the maximum amount. During 2001, we repaid the outstanding $50,000 principal amount of the loan by delivering to Mr. Brown 50,000 shares of common stock and warrants to purchase 33,333 shares of common stock at the exercise price of $1.00 per share, in accordance with the same terms and conditions as the shares of common stock and warrants were being sold to unrelated third parties in private transactions during 2001. Mr. Brown waived the interest.

During 2002, Mr. Brown entered into a new loan agreement with Zion at a 7% interest rate and advanced $50,000 to us under the loan agreement. At the end of the year, Mr. Brown participated in our private placement of Series A Convertible Preferred Stock and received 5,000 shares of the preferred stock and warrants to purchase 25,000 shares of common stock at $1.50 per share in exchange for cancellation of our $50,000 indebtedness. The exchange was made under the same terms and conditions as the sale at the same time by us to unrelated third parties of our preferred stock and $1.50 warrants. Mr. Brown waived the interest.

We believe that Mr. Brown's 7% interest rate loans to us in 2000 and 2002 were on no less favorable terms than could have been obtained from unaffiliated third parties (exclusive of Mr. Brown's decision to waive the interest payments). The prime rate as defined by The Wall Street Journal was 8% to 9% during the year 2000 and 4.75% for most of 2002. As evidenced by the Bank One loan to Cimarron Resources described below, unsecured bank loans can be priced at prime rate plus 2.5%.

During the year 2000, M&B Concrete Construction, Inc. and M&B Concrete, Inc. (collectively, "M&B"), companies in which John Brown, our chairman, is a director and principal shareholder, provided a "financial comfort letter" to the Israeli Petroleum Commissioner in connection with our application for our first license. The "financial comfort letter" was a non-binding letter of intent that showed M&B having more than $2,000,000 net worth and confirmed that M&B supported the efforts of Zion in its application for petroleum rights. M&B received no direct compensation for the letter, but the three shareholders of M&B, John Brown, his son Mark Brown, and Robert Jarvis, all participated in the initial purchase of shares of our common stock at the price of $0.001 per share. In October 2002, in connection with our application to consolidate our petroleum rights into a single license and extend its term, M&B provided the Petroleum Commissioner with a renewal and extension of the comfort letter for which we agreed to pay a fee to M&B of 50,000 shares of common stock and warrants to purchase 25,000 shares of common stock at $1.50 per share through December 31, 2004, which securities in the aggregate were valued at $50,000. M&B directed that the stock and warrants be issued in equal amounts to Mark Brown and Robert Jarvis. Given our financial condition at the time the "financial comfort letter" was provided and the highly speculative nature of our activities at the time, it is highly unlikely that any third party would have provided such a letter on similar terms, or on any terms whatsoever. Without such letter we would not have been able to obtain our first petroleum rights in Israel.

In July 2000, Zion entered into a financial advisory and services agreement with Ralph DeVore, whereby Mr. DeVore assisted us in a number of areas, including business structuring, investor relations, introductions to investment bankers and investors, and other related financial services. On December 31, 2000, Mr. DeVore was awarded a warrant (as provided in the agreement) giving him the right to purchase 80,000 shares of our common stock at $0.20 per share through December 31, 2004, which warrant was valued at $1,840. In February 2001, the agreement was modified and extended through June 30, 2001. In August 2001 the agreement was extended through September 30, 2001 and Mr. DeVore was awarded another warrant, this one (as provided in the agreement) giving him the right to purchase 40,000 shares of our common stock at $0.20 per share through December 31, 2004, which warrant was valued at $785. As the 120,000 shares, upon purchase, would be restricted shares and there was no public market, the awards were valued at the discounted present value of the exercise price. Following the expiration of the agreement, Mr. DeVore continued to provide financial advisory services on an as needed basis. In 2002, for financial services rendered, he invoiced us $2,500 and he subsequently used our $2,500 payable to him to purchase 2,500 shares of common stock and a warrant to purchase 1,250 shares for $1.50 per share through December 31, 2004 (on the same terms as our sales of stock and warrants to outside third parties). In 2003, for financial services rendered, he was paid $24,000, which he used to exercise his warrants to purchase 120,000 shares for $0.20 per share. Mr. DeVore served as a director of the company between June 2001 and December 2004, when he resigned from his position on the board. At the time Mr. DeVore first entered into his agreement with us, he was an unrelated third party.

Commencing in 2002, we had an arrangement with Elisha Roih (our Vice-President of Israeli Administration) to use an apartment owned by him in Herzliya as the corporate offices in Israel. The terms of arrangement were that we pay Mr. Roih's out-of-pocket carrying costs for the apartment including utilities, in consideration for use of the apartment and utilities as the Company's Israeli offices, rent free. The out-of-pocket carrying costs included: municipal occupancy tax; monthly maintenance charges due to the building's management committee; electricity; water; telephone (2 lines - one phone and one fax); monthly cleaning services; insurance premium for contents of apartment. The total monthly cost to us was less than $400. These terms were more favorable than we could have obtained from unrelated parties. With the exception of certain minimal expenses pre-paid through June of 2006, these arrangements were terminated at the end of September 2005 following the entry of the company into its current offices in the Caesarea Industrial Park. The agreement with Mr. Roih provided us the space effectively rent free. In Israel, the out-of-pocket carrying costs described above are always borne by the lessee in addition to the monthly rent. During the period of our arrangement, the market rent for equivalent space in Herzliya was approximately $800 per month.

In early 2002, Zion borrowed $50,590 under a loan facility with Cimarron Resources, Inc, which is owned by Eugene Soltero, the chief executive officer of Zion. Cimarron obtained the monies to lend to Zion through a loan facility with Bank One (now Chase Bank, N.A.) (the "Bank One Facility"). The interest charged to us is the Cimarron's interest cost which accrues at Bank One's prime rate (8.25% at July 31, 2006) plus 2.5%. The note was due on the earlier of (a) 30 days following the closing of an initial public offering by Zion; (b) the determination by the Board of Directors of Zion that Zion had raised funds in sufficient amounts to enable Zion to conduct operations prior to the closing of an initial public offering without need for recourse to the loan facility; or (c) the date or dates the principal amount of the monies advanced to Cimarron under the Bank One facility was due. At the time the terms of the Bank One facility to Cimarron were amended, the terms of Cimarron's loan facility to Zion were amended to convert the loan principal outstanding on September 30, 2003 of $50,000 into a 100 month term loan repayable monthly commencing November 15, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice. In connection with the conversion of the Cimarron loan to Zion to a 100 month term loan, an option which had been granted to Cimarron to convert $50,000 of the loan principal into 50,000 shares of common stock was severed from the note and became a stand-alone option allowing Cimarron to purchase 50,000 shares of common stock at $1.00 per share for cash or other consideration. The initial option was granted at the price at which shares were being sold to unrelated third parties at the time of the grant and was valued at $20,800. Effective September 30, 2003, Cimarron exercised the option in consideration for the forgiveness of $50,000 of accounts payable. Cimarron transferred the shares to Mr. Soltero. As of December 1, 2005, the terms of the Cimarron loan facility were amended to provide that the option to call the loan in whole or in $5,000 increments was deferred to July 31, 2007. As of July 31, 2006, the outstanding balance of the note was $34,000. The loan from Cimarron is exactly Cimarron's cost of obtaining the funds from Bank One, an unrelated third party.

Effective October 1, 2004, Ms. Karen Soltero, Mr. Eugene Soltero's daughter, was retained on a part time basis as Director of Marketing/Investor & Public Relations at an annual salary of $48,000, increased during April 2005 to $60,000. Ms. Soltero reports to Mr. Brown as Chairman of the company. Ms. Soltero holds a Master of Business Administration with concentration in Marketing and Strategy from the Peter F. Drucker School of Management at Claremont University and a Bachelor of Arts degree (Cum Laude) in Theatre Arts from UCLA. Ms. Soltero's employment by the company as Director of Marketing/Investor & Public Relations has been reviewed and approved by the Audit Committee. Prior to her employment as Director of Marketing/Investor & Public Relations, from January through September 2004, as a consultant to the company, Ms. Soltero served as Manager of Shareholder Relations for an hourly consulting fee of $35. During this eight-month period, Ms. Soltero was paid $23,716 in consulting fees. From November 2001 through December 2003, Ms. Soltero periodically provided marketing services, including web site design, brochure design, document rewriting and Edgarizing services, to the company at $25-$35 an hour. During this 26-month period she was paid approximately $16,000 by the company. On September 28, 2004, in recognition for her services in connection with the company's attempted Initial Public Offering (terminated on August 30, 2004), the Board awarded Ms. Soltero a deferred bonus of $10,000 to be paid in cash or shares of common stock of the company valued at $4.00 per share to be paid at such time as management deems it appropriate, provided that, if paid in shares of stock, the shares may be legally issued without limiting the company's ability to benefit from exemptions from registration under the securities laws. On March 13, 2006, the deferred bonus was increased to $17,500 to be paid in cash no later than December 31, 2006 and the option for payment in shares of the company was cancelled, provided that Ms. Soltero retains the right (but not the obligation) to subscribe for shares in this offering in exchange for all or any part of the deferred bonus.

Prior to Robert Render's appointment as a director of Zion on September 28, 2004, on July 30, 2004 and August 25 and 31, 2004, pursuant to a loan agreement dated June 30, 2004 the Robert E. Render Trust, a trust controlled by Mr. Render (the "Render Trust"), loaned the company $100,000, $80,000 and $20,000 respectively ($200,000 in the aggregate) (each such loan, a "Render Loan" and, collectively, the "Render Loans".) Each Render Loan bore interest at the rate of 10% annually and was due on March 2, 2005, subject to Mr. Render's right to convert each

Render Loan into a five year amortized term loan. In connection with each Render Loan, the company granted the Render Trust a warrant to purchase respectively 20,000, 16,000 and 4,000 (40,000 in the aggregate) shares of common stock of the company at $3.00 per share, exercisable at any time between January 1 and December 31, 2006, and valued in the aggregate at $9,441. On September 30, 2004, the Render Trust forgave all of the Render Loans in consideration for 50,000 shares of common stock of the company and warrants to purchase 20,000 shares of common stock of the company at $5.00 per share, exercisable at any time through December 31, 2006. The exchange was made on the same terms and conditions as the sale at the time by us to unrelated third parties in a then open private placement of common stock and warrants. At the time the initial loan was made, Mr. Render was an unrelated third party.

Commencing October 1, 2004, Mr. Render was retained by the company as a consultant to render marketing, financial and management services as the company may from time to time request in consideration of a $2,500 monthly retainer fee. Mr. Render's retention as a consultant was approved by all members of the Board participating in the September 28 Annual Meeting of the Board, including three of the company's four independent directors, being all of the independent directors present at the meeting. The retention terminated on August 31, 2006.

Prior to Richard Rinberg's appointment as a director of Zion on November 4, 2004, on February 28, 2004, pursuant to a loan agreement dated February 17, 2004, Mr. Rinberg loaned the company $100,000 (the "Rinberg Loan"). The Rinberg Loan bore interest at 10% annually and was due on February 28, 2005, subject to prepayment in certain circumstances. In connection with the Rinberg Loan, the company granted Mr. Rinberg a warrant (valued at $3,497) to purchase 10,000 shares of common stock of the company at $3.00 per share, which Mr. Rinberg exercised for $30,000 in December 2005. On September 30, 2004, Mr. Rinberg forgave the Rinberg Loan and the accrued interest thereon and in consideration therefore and an additional cash amount of $4,167, was issued 27,500 shares of common stock of the company and warrants to purchase 11,000 shares of common stock at $5.00 per share exercisable at any time through December 31, 2006. The exchange was made on the same terms and conditions as the sale at the time by us to unrelated third parties in a then open private placement of common stock and warrants. In connection with placing two other loans of $100,000 each in February 2004, Mr. Rinberg was paid a finder's fee in the amount of 2,500 restricted shares of the company's common stock valued at $7,500. In February 2003, Mr. Rinberg participated in our Series A Convertible Preferred stock offering, purchasing 1,000 shares of preferred stock and associated warrants for $10,000. In September 2003, for $7,500, he exercised the warrants issued in connection with that February offering to purchase 5,000 shares of common stock. At the time the Rinberg Loan was made, Mr. Rinberg was an unrelated third party; and we made two other loans of the same size concurrently with unrelated third parties on the same terms.

Effective November 1, 2005, Mr. Rinberg was elected our president. In connection with this appointment, the board, on October 27, 2005, authorized the chairman and the chief executive officer of the company to negotiate a two year retention agreement commencing November 1, 2005 (the "Rinberg Agreement") subject to audit committee review and approval and ratification by the board. The principle element of compensation is the award of 200,000 shares of Zion common stock (the "Rinberg Shares"), subject to certain pro-rated vesting requirements over the two year retention period and voting agreement requirements. The audit committee approved the Rinberg Agreement on May 22, 2006, followed by ratification of our board, following which and under the terms of the agreement, the Rinberg Shares were issued to ESOP Trust Company for the benefit of Mr. Rinberg. We valued the transaction at $500,000, or $2.50 per share, which valuation has been supported by a report dated April 28, 2006, prepared by Hill, Schwartz, Spilker, Keller, LLC. The transaction is accounted for each month as payment for compensation at $20,833 per month for the twenty-four months commencing November 2005 through October 2007. The company also paid the fees for certain tax advisory and related services to Mr. Rinberg in connection with his retention in the amount of $5,750.

The $2.50 per share valuation was 50% of the $5.00 per share price at which we issued shares (the "SAPP Shares") in our Second Accredited Private Placement that was completed on October 24, 2005. This discount was deemed justified due to the substantially greater restrictions to which the Rinberg Shares are subject as compared to the SAPP Shares:

  Under relevant provisions of Israeli law, the Rinberg Shares were issued to, and will be held in the name of, a third party trustee for a period of between one and two years. During this period the shares may not be transferred, sold or used as collateral for loans without substantial adverse tax effects to Mr. Rinberg. The SAPP Shares, on the other hand, were issued to, and held in, the names of the direct purchasers. The SAPP Shares could also be immediately sold or otherwise transferred or used as loan collateral, provided only that such sale, transfer or hypothecation qualifies for an exemption under the U.S. securities laws.

  The Rinberg Shares are subject to repurchase by us at $0.01 per share if Mr. Rinberg leaves his position with us, such repurchase rights being pro-rated over the 24-month period beginning November 1, 2005.

  All of the Rinberg Shares will be subject to a voting agreement granting an irrevocable proxy to Mr. John Brown through November 1, 2010, whereas none of the SAPP Shares have any voting restrictions.

In February 2003, the Board of Directors voted to accept an offer by Ms. Irith Rappaport, a shareholder of Zion, to advance the sum of up to $100,000, subject to the payment of a commitment fee in the form of 1,000 shares of preferred stock and a warrant (to purchase 5,000 shares of common stock at $1.50 per share through December 31, 2004) of Zion valued at $10,000, to her or her designees. Monies advanced under this facility bear interest at the rate of 10% per annum and were originally due on February 28, 2004, which date was subsequently extended to December 31, 2004. On December 9, 2004, the due date was extended to June 30, 2005, in consideration for which Ms. Rappaport was granted the option, to convert monies outstanding under the facility into equity securities of Zion in increments of $5,000 (a "unit"), each unit being convertible into 1,250 shares of common stock of the company and warrants to purchase 500 shares of common stock at $5.00 per share at any day through December 31, 2006. The option was valued at $10,450. On June 30, 2005, the note was extended to December 31, 2005. The extension of the conversion option was valued at $21,488. As of December 1, 2005, the note was further extended to the earlier of (a) July 31, 2006 provided that, if by July 31, 2006, the company has not closed a public offering in an aggregate minimum amount which provides to the company proceeds from the offering of at least $2,500,000, such date may be further extended by mutual agreement of the parties or (b) at such time or times as in the opinion of the directors of Zion, funds available to Zion so permit. The extension of the conversion option was valued at $22,481. On July 31, 2006, the note was further extended to a date 15 days following the initial closing of this offering; in connection with this extension, the interest rate on the facility was increased to 12% per annum and Ms. Rappaport's option to convert monies outstanding under the facility to equity securities was mutually cancelled. On July 31, 2006, there was $75,000 principal balance outstanding under the facility. The Rappaport loan was negotiated on an arm's length basis.

Philip Mandelker and William Avery are paid (and/or payments were accrued) as consultants for providing services to Zion. The amounts paid to Mr. Mandelker and Mr. Avery are set forth in the "Summary Compensation Table" at Item 10 of this Annual Report. Mr. Patir was retained as a consultant commencing July 1, 2005 at the rate of $7,500 per month for July through September 2005, and for October through December 2005, at the rate of $10,000 per month. Portions of the amounts above are also separately reflected in the notes to the financial statements because they were allocated to financing costs or professional fees that require special accounting treatment.

As noted under the "Summary Compensation Table" at Item 10 of this Annual Report, for such period as Philip Mandelker renders service as a consultant to the company, the company pays a monthly fee of $2,500 to Adam Law Offices, the law firm of which Mr. Mandelker is "Of Counsel", for office and secretarial services.

During July 2005, the company entered into a consulting agreement with Forrest A. Garb & Associates, Inc. ("FGA"), a petroleum engineering and consulting company for the provision of petroleum consulting services and the preparation of a due diligence report on the company's Joseph Project. The fees to be paid under the agreement are based on FGA's standard hourly fee structure. On September 1, 2005, FGA issued a due diligence report on the Joseph Project. Both prior thereto and since FGA has provided the company consulting services relating to the Ma'anit #1 well, analysis of the results thereof and completion and testing operations thereon. A portion of the services under this agreement, particularly in connection with the due diligence report, were rendered by Forrest A. Garb, founder and former chairman and former controlling shareholder of FGA. Mr. Garb retired from and sold all his interests in FGA in 2003, but continues to render consulting services to FGA on an hourly fee basis. Mr. Garb rendered such services to FGA in connection with FGA's retention by the company during July and August, 2005. In late October 2005, Mr. Garb was appointed director of the company effective November 1. When discussions commenced in October 2005 with Mr. Garb concerning the possibility of his joining the board, Mr. Garb ceased rendering services to FGA in connection with its retention by the company. Since its retention by the company FGA has billed the company for services in the amount of approximately $20,000. At the time the consulting agreement was entered into with FGA, Mr. Forrest Garb was an unrelated third party.

We have extended no loans to and provided no loan guarantees in connection with extension of credit to our officers, directors, employees or promoters.

On July 11, 2003, we expanded our board of directors from five to seven members and appointed two directors. On November 17, 2003, we further expanded our board to nine directors and appointed two additional directors. These four directors (Eitan Lubitch, Z. Sheldon Fink, Paul Oroian and Kent Siegel, two of whom have since resigned from the board) are not (and, during their course of service as directors, were not), and since its incorporation have not been, officers, employees or promoters of Zion or any of Zion's affiliates or associates. On September 28, 2004, we amended our bylaws to provide for the increase and subsequently increased the number of its directors from nine to eleven. Transactions between the two new directors, Messrs. Render and Rinberg, and their relations with the company prior to and since their appointment, are described above in this section. On April 4, 2005, the company appointed a new director, Dr. James Barron to replace a director, Ralph DeVore, who resigned on December 30, 2005. Dr. Barron is not, and since its incorporation has not been an officer, employee or promoter of Zion. On October 27, 2005, the company appointed effective November 1, 2005 two new directors, Dr. Yehezkel Druckman and Mr. Forrest A. Garb, to replace two directors, Eitan Lubitch and Z. Sheldon Fink, who resigned, respectively, during September and October 2005. Neither Dr. Druckman nor Mr. Garb are, and since incorporation have not been, an officer, employee or promoter of Zion.

Upon their appointment each of the non-management directors of the company was awarded warrants and/or options to purchase 25,000 shares of common stock of the company with an exercise price set at the price shares were being sold by the company in a private placement that was open at the time of the appointment or, if no placement was then open, at price shares were sold by the company in its most recently terminated placement. The warrants awarded the four directors appointed in 2003 were exercisable at $3.00 per share through December 31, 2005 and were valued in the aggregate at $38,876; and the warrants awarded to the three directors appointed in 2004 and 2005 are exercisable at $4.00 per share through December 31, 2006 and were valued in the aggregate at $63,575. All warrants with an expiration date of December 31, 2005 were exercised prior to expiration. Following his resignation, Mr. Lubitch was awarded for services rendered to the company a warrant to purchase 10,000 shares of common stock exercisable during the period July 1, 2007 (subject to deferral of up to six months by the company) through December 31, 2008 at a price of $5.00 per share (hereinafter an " F Warrant"). Upon his resignation, Mr. Fink was awarded for services rendered to the company an F Warrant to purchase 25,000 shares of common stock. F Warrants to purchase 25,000 shares of common stock of the company were also awarded for services rendered to each of Messrs. Oroian and Siegel. These F Warrants were valued in the aggregate at $99,705. The two new directors who were appointed on October 27, 2005 (effective November 1, 2005) have each been awarded the option to purchase 25,000 shares of common stock exercisable during the period July 1, 2007 (subject to deferral of up to six months by the company) through December 31, 2008 at $5.00 per share ("New Director Options") under the company's 2005 Stock Option Plan (the "Plan"). See Item 11 of this Annual Report. Upon the appointment of Messrs. Druckman and Garb in October 2005, the terms of issue of the New Director Options to be granted under the Stock Option Plan were determined with the exercise price being the price per share in the company's then last private placement. The awards of the New Director Options were formally made on July 5, 2006, at a value of $58,647 in total.

ITEM 13. EXHIBITS

Exhibit Index
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc.
3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc.
8.1	Valuation report of Hill, Schwartz, Spilker, Keller, LLC
9.1	Stockholders' and Voting Agreement (with John M. Brown)
9.2	Stockholders' and Voting Agreement (with Ralph DeVore)
9.3	2005 Stockholders' and Voting Agreements

9.4	Rinberg - Brown Voting Agreement
10.1	Ma'anit-Joseph License, as extended and supplemented
10.2	Asher Preliminary Permit
10.3	Amended and Restated Underwriting Agreement
10.4	Executive Employment and Retention Agreements
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
(v) Retention Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Philip Mandelker
(vi) Employment Agreement dated as of October 1, 2005, between Zion Oil & Gas, Inc. and David Patir
(vii) Retention and Management Services Agreement dated as of November 1, 2005, between Zion Oil & Gas and Richard Rinberg
10.5	2005 Stock Option Plan
14.1	Code of Ethics
16.1	Letter on Change in Certifying Accountant
23.1	Consent of Hill, Schwartz, Spilker, Keller, LLC
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services of our principal accountants, Lane Gorman Trubitt, L.L.P. and KPMG - Somekh Chaikin, independent registered public accounting firms, for audits, audit related services , tax and all other services during the years ended December 31, 2005 and 2004 are summarized as follows:

	2005	2004

Audit (1)	$ 58,069	$ 49,262
Audit Related (2)	3,575	4,959
Tax (3)	5,260	2,730
All other (4)	4,000	0
Total	$ 70,904	$ 56,951

(1)	Reflects fees for professional services rendered in connection with audits and quarterly reviews of financial statements of Zion and review of and preparation of consents for statutory and regulatory filings.
(2)	Reflects fees, if any, for assurance and consulting services related to our financial statements and reviews of our quarterly statements.
(3)	Reflects fees for services for tax compliance for the preparation of our U.S. tax returns.
(4)	Reflects fees for services for establishment of stock option plan

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee considers and pre-approves any audit and non-audit engagement or relationship between Zion and any independent accountant. The Audit Committee has delegated to the Chairman of the Committee the authority to pre-approve all audit or non-audit services to be provided by an independent accountant if presented to the full Committee at its next meeting. In accordance with these procedures, the engagement of KPMG Somekh Chaikin to conduct the audit of our 2005 financial statements, was pre-approved by the Chairman of our Committee and approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Eugene A. Soltero	By:	/s/David Patir
	Eugene A. Soltero		David Patir, Senior Vice-President
	Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	September 13, 2006	Date:	September 13, 2006

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:
Signature	Title	Date
/s/ *	Chairman of the Board and Director	September 13, 2006
John M. Brown
/s/ EUGENE A. SOLTERO	Chief Executive Officer and Director	September 13, 2006
Eugene A. Soltero

*	President and Director	September 13, 2006
Richard Rinberg

*	Executive Vice President and Director	September 13, 2006
Glen H. Perry

*	General Counsel and Director	September 13, 2006
Philip Mandelker

*	Director	September 13, 2006
Paul Oroian

*	Director	September 13, 2006
Kent Siegel

*	Director	September 13, 2006
Robert Render

*	Director	September 13, 2006
James Barron

*	Director	September 13, 2006
Yehezkel Druckman

*	Director	September 13, 2006
Forrest A. Garb

* By: /s/ E. A. SOLTERO

Eugene A. Soltero, Attorney-in-Fact

FINANCIAL STATEMENTS

ZION OIL & GAS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 and 2004

AND REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRMS

INDEX TO FINANCIAL STATEMENTS

Notes to Financial Statements................................................................................................F-13 to F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zion Oil & Gas, Inc.

We have audited the accompanying balance sheet of Zion Oil & Gas, Inc. (a development stage enterprise) as of December 31, 2005 and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005 and for the period from April 6, 2000 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders' equity, and cash flows for the period April 6, 2000 (inception) to December 31, 2005 include amounts for the period from April 6, 2000 (inception) to December 31, 2000 and for each of the years in the four year period ending December 31, 2004 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 6, 2000 through December 31, 2004 is based solely on the report of other auditors. The report of the other auditors includes an explanatory paragraph which states that the financial statements as of and for the year ended December 31, 2004 and cumulative amounts since inception to December 31, 2004 have been restated.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. (a development stage enterprise) as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period April 6, 2000 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company is in its development stage and has no operating revenue, limited capital resources and a loss from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Somekh Chaikin

Certified Public Accountants (Isr.)

A Member of KPMG International

Tel Aviv, Israel

July 26, 2006

Report of Independent Registered Public Accounting Firm for 2004

Board of Directors and Stockholders

Zion Oil & Gas, Inc.

We have audited the accompanying balance sheet of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended and cumulative amounts from April 6, 2000 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and cumulative amounts since inception to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, the financial statements as of and for the year ended and cumulative amounts since inception to December 31, 2004 have been restated.

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

Lane Gorman Trubitt, L.L.P.

Dallas, Texas

April 15, 2005, except for note 3
as to which the date is July 26, 2006

ZION OIL & GAS, INC.
(A Development Stage Company)
Balance Sheets
	December 31,	December 31,
ASSETS	2005	2004
	As restated *	As restated *
Current assets
Cash and cash equivalents	$ 1,141,029	$ 468,409
Inventories	149,801	-
Prepaid expenses and other	25,396	18,284
Deferred offering costs	126,030	-
Deferred financing costs	19,695	9,318
Refundable value-added tax	29,401	14,036
Total current assets	1,491,352	510,047

Unproved oil and gas properties, full cost method	7,692,500	1,396,209

Property and equipment
Net of accumulated depreciation of $5,843 and $485	48,852	14,439

Other assets
Assets held for severance benefits	6,544	4,668
Total other assets	6,544	4,668

Total assets	$ 9,239,248	$ 1,925,363

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related parties	$ 81,000	$ 144,000
Accounts payable	619,257	1,009,402
Accrued liabilities	292,001	23,729
Total current liabilities	992,258	1,177,131

Notes payable to related parties less current maturities	31,000	-

Provision for severance pay	48,318	35,985

Deferred officers compensation	929,007	-

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized;
7,705,288 and 5,537,787 shares issued and outstanding	77,053	55,378
Additional paid-in capital	11,991,988	3,882,531
Deficit accumulated in development stage	(4,830,376)	(3,225,662)
Total stockholders' equity	7,238,665	712,247

Total liabilities and stockholders' equity	$ 9,239,248	$ 1,925,363

* Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
Statements of Operations

			Period from
	For the year ended December 31,		April 6, 2000 (inception)
	2005	2004	to December 31, 2005
	As restated *	As restated *	As restated *

Revenues	$ -	$ -	$ -

General and administrative expenses
Legal and professional	489,185	431,457	1,994,795
Salaries	804,963	492,774	1,462,018
Other	246,305	247,904	708,147
Total general and administrative expenses	1,540,453	1,172,135	4,164,960

Loss from operations	(1,540,453)	(1,172,135)	(4,164,960)

Other income (expense)
Termination of initial public offering	-	(507,380)	(507,380)
Interest expense, net	(64,261)	(57,419)	(158,036)

Loss before income taxes	(1,604,714)	(1,736,934)	(4,830,376)
Income tax	-	-	-

Net loss	$ (1,604,714)	$ (1,736,934)	$ (4,830,376)

Net loss per share of common stock-
Basic and diluted	$ (0.24)	$ (0.35)	$ (1.23)

Weighted average shares outstanding -
Basic and diluted	6,798,392	4,985,392	3,929,336

* Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					As restated *	As restated *	As restated *

Balances, April 6, 2000	-	$ -	-	$ -	$ -	$ -	$ -

Issued for cash ($0.001 per share)	-	-	2,400,000	240	2,160	-	2,400

Issuance of shares and warrants in a private
offering ($1 per share)	-	-	100,000	10	99,990	-	100,000

Costs associated with the issuance of shares	-	-	-	-	(24,090)	-	(24,090)

Waived interest on conversion of debt	-	-	-	-	233	-	233

Value of warrants granted to employees	-	-	-	-	1,840	-	1,840

Net loss	-	-	-	-	-	(5,597)	(5,597)

Balances, December 31, 2000	-	-	2,500,000	250	80,133	(5,597)	74,786

Issuance of shares and warrants in a private
offering which closed in January 2001
($1 per share)	-	-	135,000	13	134,987	-	135,000

Issuance of shares and warrants in a private
offering which closed in September 2001
($1 per share)	-	-	125,000	12	124,988	-	125,000

Payment of accounts payable through
issuance of shares and warrants	-	-	40,000	4	39,996	-	40,000

Payment of note payable through
issuance of shares and warrants	-	-	25,000	3	24,997	-	25,000

Issuance of shares and warrants in a private
offering which closed in November 2001
($1 per share)	-	-	175,000	18	174,982	-	175,000

Costs associated with the issuance of shares	-	-	-	-	(85,461)	-	(85,461)

Waived interest on conversion of debt	-	-	-	-	843	-	843

Value of warrants granted to employees	-	-	-	-	37,503	-	37,503

Value of warrants granted to
directors and consultants	-	-	-	-	3,128	-	3,128

Net loss	-	-	-	-	-	(206,707)	(206,707)

Balances, December 31, 2001	-	-	3,000,000	300	536,096	(212,304)	324,092

(Continued on following page)
* Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					As restated *	As restated *	As restated *

Change in par value of common shares
from $0.0001 per share to $0.01 per share	-	-	-	29,700	(29,700)	-	-

Issuance of shares and warrants in
a private offering which closed in
January 2002 ($1 per share)	-	-	20,000	200	19,800	-	20,000

Issuance of shares and warrants in
a private offering which closed in
November 2002 ($10 per share)	25,400	254	21,500	215	253,531	-	254,000

Payment of accounts payable through
issuance of preferred shares and warrants	12,700	127	-	-	126,873	-	127,000

Payment of accounts payable through
issuance of common shares and warrants	-	-	111,000	1,110	131,390	-	132,500

Payment of note payable through
issuance of shares and warrants	5,000	50	-	-	49,950	-	50,000

Payment of accounts payable to employee
through issuance of shares upon
exercise of warrants	-	-	400,000	4,000	76,000	-	80,000

Costs associated with the issuance of shares	-	-	-	-	(159,449)	-	(159,449)

Waived interest on conversion of debt	-	-	-	-	2,963	-	2,963

Deferred financing costs on debt
conversions/modifications	-	-	-	-	20,800	-	20,800

Value of warrants granted to employees	-	-	-	-	537	-	537

Value of warrants granted to
directors and consultants	-	-	-	-	12,998	-	12,998

Net loss	-	-	-	-	-	(403,114)	(403,114)

Balances, December 31, 2002	43,100	431	3,552,500	35,525	1,041,789	(615,418)	462,327

(Continued on following page)

* Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

						Deficit
						Accumulated
					Additional	in
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
					As restated *	As restated *	As restated *
Issuance of shares in connection
with executive employment	-	-	50,000	500	49,500	-	50,000

Issuance of shares on warrants exercise	-	-	165,000	1,650	31,350	-	33,000

Issuance of dividend shares to
record holders as of December 31, 2002	4,310	43	-	-	(43)	-	-

Issuance of shares and warrants in
a private offering which closed in
February 2003 ($10 per share)
for cash consideration	10,500	105	-	-	104,895	-	105,000
for reduction of accounts payable	4,554	46	-	-	45,494	-	45,540

Issuance of shares and warrants as
compensation for extension of
$100,000 line of credit	1,000	10	-	-	9,990	-	10,000

Payment of account payable through
issuance of shares and warrants	100	1	-	-	999	-	1,000

Conversion of preferred shares to common
shares in reincorporation merger	(63,564)	(636)	762,768	7,628	(6,992)	-	-

Issuance of shares in a private offering
which closed in July 2003 ($3 per share)
for cash consideration	-	-	33,000	330	98,670	-	99,000
for reduction of accounts payable	-	-	3,000	30	8,970	-	9,000

Issuance of shares upon
exercise of options and warrants:
for cash consideration	-	-	25,000	250	24,750	-	25,000
for reduction of accounts payable	-	-	124,083	1,241	142,217	-	143,458

Issuance of shares upon
exercise of warrants for cash consideration	-	-	63,500	635	82,115	-	82,750

Payment of account payable through
issuance of shares	-	-	80,000	800	139,200	-	140,000

Costs associated with the issuance of shares	-	-	-	-	(58,484)	-	(58,484)

Value of warrants granted to employees	-	-	-	-	47,008	-	47,008

Deferred financing costs on debt
conversions/modifications	-	-	-	-	(9,812)	-	(9,812)

Net loss	-	-	-	-	-	(873,310)	(873,310)

Balances, December 31, 2003	-	-	4,858,851	48,589	1,751,616	(1,488,728)	311,477

(Continued on following page)

* Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

				Deficit
				Accumulated
			Additional	in
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of shares on warrants exercise	122,500	1,225	182,525	-	183,750

Issuance of shares and warrants in
a private offering	251,250	2,512	1,002,488	-	1,005,000

Payment of officer salaries through
issuance of shares and warrants	46,250	463	184,537	-	185,000

Payment of accounts payable to officers and
consultants upon exercise of warrants	80,186	802	98,644	-	99,446

Payment of director honorariums through
issuance of shares and warrants	11,250	112	44,888	-	45,000

Payment of account payable through
issuance of shares and warrants	12,500	125	49,875	-	50,000

Payment of bridge loan through
issuance of shares and warrants	125,000	1,250	498,750	-	500,000

Payment of bridge loan interest and commitment
fee through issuance of shares and warrants	7,500	75	29,925	-	30,000

Payment of bridge loan finders fee through
issuance of shares and warrants	2,500	25	7,475	-	7,500

Payment of service bonus through issuance
of shares and warrants	20,000	200	19,800	-	20,000

Costs associated with the issuance of shares	-	-	(59,000)	-	(59,000)

Value of warrants granted to employees	-	-	40,625	-	40,625

Deferred financing costs on debt
conversions/modifications	-	-	30,383	-	30,383

Net loss	-	-	-	(1,736,934)	(1,736,934)

Balances, December 31, 2004	5,537,787	55,378	3,882,531	(3,225,662)	712,247

(Continued on following page)
*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

				Deficit
				Accumulated
			Additional	in
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
			As restated *	As restated *	As restated *
Issuance of shares on warrants exercise:
for cash	493,167	4,932	872,319	-	877,251
for payment of deferred officer salaries	17,334	173	20,827	-	21,000
for exchange of shares of common stock	120,000	1,200	(1,200)	-	-

Issuance of shares and warrants in a private
offering that closed in March 2005:
for cash	518,750	5,188	2,069,812	-	2,075,000
for payment of deferred officer salaries	10,000	100	39,900	-	40,000
for payment of accounts payable	6,250	62	24,938	-	25,000

Issuance of shares and warrants in a private
offering that closed in June 2005:
for cash	259,000	2,590	1,292,410	-	1,295,000
for payment of directors honoraria	14,000	140	69,860	-	70,000
for payment of accounts payable	3,000	30	14,970	-	15,000

Issuance of shares in a private
offering that closed in October 2005:
for cash	584,000	5,840	2,914,160	-	2,920,000
for payment of deferred officer salaries	40,000	400	199,600	-	200,000
for payment of accounts payable	22,000	220	109,780	-	110,000

Issuance of shares in a private
offering that closed in December 2005	80,000	800	439,200	-	440,000

Shares to be issued for services
provided by a director	-	-	41,666	-	41,666

Value of warrants and options granted to employees	-	-	215,845	-	215,845

Value of warrants granted to directors
and consultants	-	-	16,500	-	16,500

Deferred financing costs on debt
conversions/modifications	-	-	43,968	-	43,968

Costs associated with the issuance of shares	-	-	(275,098)	-	(275,098)

Net loss	-	-	-	(1,604,714)	(1,604,714)

Balances, December 31, 2005	7,705,288	$77,053	$11,991,988	($4,830,376)	$7,238,665

*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
			Period from
			April 6, 2000
	For the year ended December 31		(inception) to
	2005	2004	December 31, 2005
	As restated*	As restated*	As restated*

Cash flow from operating activities
Loss for the period	$ (1,604,714)	$ (1,763,934)	$ (4,830,376)

Adjustments to reconcile loss to cash flows from
operating activities:
Depreciation	5,358	80	5,843
Officer, director and other fees, paid via common stock	605,011	410,071	1,178,096
Interest paid through issuance of common stock	-	17,500	17,500
Write-off of costs associated with public offering	-	507,380	507,380
Change in assets and liabilities, net:
Increase in inventories	(149,801)	-	(149,801)
Prepaid expenses and other	(7,112)	(16,217)	(25,396)
Increase in deferred offering costs	(126,030)	-	(126,030)
Refundable value-added-tax	(15,365)	(14,018)	(29,401)
Severance pay	10,457	24,221	41,774
Accounts payable	(240,145)	450,015	1,210,475
Accrued liabilities	268,272	17,657	292,001
Increase in deferred officers compensation	929,007	-	929,007
Net cash provided by (used in) operating activities	(325,062)	(340,245)	(978,925)

Cash flows from investing activities
Acquisition of property and equipment	(39,771)	(6,490)	(54,695)
Investment in oil and gas properties	(6,296,291)	(598,475)	(7,691,229)
Net cash used in investing activities	(6,336,062)	(604,965)	(7,745,924)

Cash flows from financing activities
Deferred financing costs on debt conversions	33,591	21,065	69,683
Loan proceeds-related party	-	11,000	258,620
Loan principal repayments-related party	(32,000)	(5,500)	(109,160)
Loan proceeds - other	-	500,000	500,000
Proceeds from sale of stock	7,607,251	1,188,750	9,909,151
Financing costs of issuing stock	(275,098)	(314,960)	(762,413)
Net cash provided by financing activities	7,333,744	1,400,355	9,865,881

Net increase (decrease) in cash	672,620	455,145	1,141,029
Cash - beginning of period	468,409	13,264	-
Cash - end of period	$ 1,141,029	$ 468,409	$ 1,141,029

*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)

			Period from
			April 6, 2000
	For the year ended December 31,		(inception) to
	2005	2004	December 31, 2005
	As restated*	As restated*	As restated*
SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 4,326	$ 16,050	$ 34,657
Cash paid for income taxes	-	-	-
Shares to be issued for services provided by director	41,666	-	41,666

Non-cash operating and financing activities:

Payment of accounts payable through
issuance of preferred and common stock	150,000	50,000	936,468
Payment of notes payable through issuance
of common stock	-	500,000	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for financing costs	-	-	381,549
Waived interest on debt conversions	-	-	4,039
Value of warrants and options granted to employees	215,845	40,625	343,358
Value of warrants granted to directors
and consultants	16,500	-	32,626
Deferred financing costs	33,591	21,065	65,644

*Restated (see Note 3)
The accompanying notes are an integral part of these financial statements

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation ("Zion Florida") was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (the Company), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering. Upon the reincorporation, all the outstanding shares of common stock in Zion Florida were converted into common stock of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into common stock of the Company at the ratio of twelve shares of common for each share of preferred stock. All of the outstanding warrants and options of Zion Florida were converted into equivalent warrants and options of the Company.

The Company holds a petroleum exploration license on approximately 98,100 acres of unproved properties in north-central Israel called the "Ma'anit-Joseph License", issued to the Company by the State of Israel. The term on the license expires April 30, 2007 and it contained a commitment to drill or reenter a well on or before April 30, 2005.

On April 10, 2005 the Company commenced the reentry of the Ma'anit #1 and deepening of the well. On July 19, 2005 the well reached a depth of 15,509 feet and testing and completion began thereafter. During drilling and completion operations, the well had numerous significant oil and gas shows in different zones. At present, completion operations on the Ma'anit #1 well have been temporarily suspended and the drilling rig has been released. On March 15, 2006, the terms of the license were amended to provide that the Company commence the drilling of a new well to a depth of at least 4,400 meters or reenter the Ma'anit #1 well on or before March 1, 2007. The Company's engineers are designing a comprehensive completion procedure using a smaller and less expensive completion rig for the purpose of reentering the Ma'anit #1 well.

Declaration of a commercial discovery on the Ma'anit-Joseph License prior to the end of the license term, as may in certain circumstances be extended, will entitle the Company to receive a 30-year lease (extendable on certain conditions for an additional 20 years) subject to compliance with a field development work program and production.

Effective August 1, 2005, the Company received formal notification and documentation from the Minister of National Infrastructures and the Petroleum Commissioner granting the Company's application for a Preliminary Permit with Priority Rights for an area covering approximately 121,100 acres abutting on and immediately to the north of the Ma'anit-Joseph License. The permit is designated the "Asher" Permit and covers lands on Israel's coastal plain and Mt. Carmel range. The Asher Permit is for an 18-month period and is subject to a work program, with an estimated total cost as adjusted for the amended work program of $265,000, which requires the Company to perform certain geological and geophysical work. Upon satisfactory performance in accordance with the work program, as amended on May 16, 2006, the Company will have priority rights for the grant of an exploration license for a period of up to seven years for a portion of the Asher Permit area not to exceed 400,000 dunam (approximately 98,800 acres), subject to the fulfillment of the requirements of the Petroleum Law. Work on the program is in progress.

Operations in Israel are conducted through a branch office and the License and Permit are held directly in the name of the Company. At present it is expected that all future income will be derived from Israeli operations.

Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. The uncertainty of these conditions has created substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

Management Presentation and Liquidity

On February 17, 2004, the registration statement with the Securities and Exchange Commission was declared effective to offer 7,000,000 shares of the Company's common stock to the public. The minimum offering requirement of $6,500,000 was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all escrow subscription funds (approximately $3.7 million) that had been received relating to the offering were sent back to the subscribers by the escrow agent, and the Company removed from registration the 7,000,000 shares of the Company's common stock. Since then, Management raised capital through debt and private offerings, and subsequent to the balance sheet date filed a registration statement for a public offering with a lower minimum of $2,450,000. Management intends to continue to use the proceeds from debt and/or equity sales to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and to achieve profitable operations. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements in United States Dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar ("dollar"). Therefore, the dollar has been determined to be the Company's functional currency. Non-dollar transactions and balances have been translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 52 "Foreign Currency Translation" (SFAS No. 52).

Transactions in foreign currency (primarily in New Israeli Shekels - "NIS") are recorded at the exchange rate as of the transaction date except for activities relating to balance sheet items which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

Cash and Cash Equivalents

The Company maintains its cash balance at two banks with one bank located in the United States and one bank located in Israel. For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories include equipment and materials to be used in future drilling and completion operations and are stated at the lower of cost or market value. Cost is determined by the weighted average method.

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

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

Abandonments of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the years ended December 31, 2005 and 2004 no unproved property was found to be impaired. The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

The Company's present operations, as disclosed in Note 1 above, are dependent on one petroleum exploration license in respect of which one well requiring further evaluation has been drilled and the planning of a second well is under way. The license is subject to regulations of the Petroleum Law and currently is due to expire on April 30, 2007. The Company will need to raise additional capital in order to comply with the requirements of the license. The Company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $6,296,291 for the year ended December 31, 2005, $598,475 for the year ended December 31, 2004 and $797,734 from inception (April 6, 2000) to December 31, 2003.

Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over their estimated useful lives of three to fourteen years. Depreciation charged to expense amounted to $5,358 and $80 for the years ended December 31, 2005 and 2004, respectively, and $5,843 for the period April 6, 2000 (inception) to December 31, 2005.

Costs Associated With Public and Private Offerings

Costs associated with each specific private or public offering are accumulated until either the closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are recorded as a reduction to the paid-in capital attributable to the offering. Financing costs not attributable to any specific offering are charged to expense as incurred.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The fair value of stock-based compensation granted to employees and directors subsequent to July 15, 2003, is measured according to the Black Scholes option-pricing model and recognized over the requisite service period.

Stock-Based Compensation - Non-employees

Non-employee grants have been treated in accordance with the provisions of SFAS 123 and EITF 96-18. Compensation costs of fully-vested non-forfeitable equity instruments have been reflected at their fair value on the date of grant.

Environmental Costs

Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

Net Loss per Share Data

Basic and diluted net loss per common share is presented in conformity with the SFAS No. 128 "Earnings Per Share". Diluted net loss per share is the same as basic net loss per share as the inclusion of 668,200 and 977,334 common stock equivalents in 2005 and 2004, respectively, would be anti-dilutive.

Impact of Recently Issued Accounting Standards

SFAS 123R - Share-Based Payments: In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS 123R does not change the accounting guidance for share-based payment transaction with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company is required to adopt SFAS 123R effective January 1, 2006.

The Company will implement SFAS 123R as of January 1, 2006 using the modified prospective method. For all awards that will be issued or modified after the adoption of SFAS 123R, compensation expense will be recognized in the Company's financial statements over the requisite service period, net of estimated forfeitures, and based on the fair value as of the grant date.

The adoption of SFAS 123R will not have a material effect on the Company.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards (Continued)

SFAS 151 - Inventory Costs, an Amendment of Accounting Research Bulletin ("ARB") No. 43: In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS 151"). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to result in a material impact on the Company's financial position and results of operations.

SFAS 153 - Exchanges of Nonmonetary Assets, an Amendment of Accounting Principles Bulletin (APB) Opinion No. 29, "Accounting for Nonmonetary Transaction": In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of Accounting Principles Bulletin (APB) Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion No. 29, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for nonmonetary assets exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and shall be applied prospectively. The adoption of this statement is not expected to result in a material impact on the Company's financial position and results of operations.

SFAS 154 - Accounting Changes and Errors Corrections: In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Errors Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", although it carries forward some of their provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets will be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial position or results of operations.

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2005 (previously unaudited) and 2004 and for the period from inception (April 6, 2000) until December 31, 2005 (previously unaudited) and December 31, 2004 have been restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned periods and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

The following tables present the impact of the financial statements adjustments on the Company's previously announced statements of operations for the year ended December 31, 2004 and/or the period from inception (April 6, 2000) until December 31, 2004 and on the balance sheet as of December 31, 2004 and the impact of the financial statements adjustments on the Company's previously announced unaudited statements of operations for the year ended December 31, 2005 and/or the period from inception (April 6, 2000) until December 31, 2005 and on the balance sheet as of December 31, 2005.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
			Inception (April 6, 2000)
Year ended December 31, 2004			until December 31 2004
As previously	Adjustments	As restated	As previously	Adjustments	As restated
reported	(1)		reported	(1)

Revenues	$ -	$ -	$ -	$ -	$ -	$ -

General and
administrative expenses
Legal and professional	431,457	-	431,457	1,447,443	58,167	1,505,610
Salaries	452,149	40,625	492,774	575,479	81,576	657,055
Other	247,904	-	247,904	461,842	-	461,842
	1,131,510	40,625	1,172,135	2,484,764	139,743	2,624,507

Loss from operations	(1,131,510)	(40,625)	(1,172,135)	(2,484,764)	(139,743)	(2,624,507)

Other income (expense)
Termination of initial
public offering	(507,380)	-	(507,380)	(507,380)	-	(507,380)
Interest expense, net	(36,354)	(21,065)	(57,419)	(57,683)	(36,092)	(93,775)

Loss before income taxes	(1,675,244)	(61,690)	(1,736,934)	(3,049,827)	(175,835)	(3,225,662)
Income tax	-	-	-	-	-	-

Net loss	$(1,675,244)	$ (61,690)	$(1,736,934)	$(3,049,827)	$ (175,835)	$(3,225,662)

Net loss per share of
common stock - basic
and diluted	$ (0.34)	$ (0.01)	$ (0.35)	$ (0.92)	$ (0.05)	$ (0.97)
Weighted-average shares
outstanding - basic and
diluted	4,985,392	-	4,985,392	3,328,719	-	3,328,719

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Balance sheet
As at December 31, 2004
As previously
reported	Adjustments (1)	As restated

Current assets
Cash and cash equivalents	$ 468,409	$ -	$ 468,409
Prepaid expenses and other	18,284	-	18,284
Deferred offering costs	-	9,318	9,318
Refundable Value-Added Tax	14,036	-	14,036
Total current assets	500,729	9,318	510,047

Unproved oil and gas properties, full cost method	1,394,938	1,271	1,396,209

Property and equipment
Net of accumulated depreciation	14,439	-	14,439

Other assets
Assets held for severance benefits	4,668	-	4,668
Total other assets	4,668	-	4,668

Total assets	$ 1,914,774	$ 10,589	$ 1,925,363

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	$ 144,000	$ -	$ 144,000
Accounts payable	1,009,402	-	1,009,402
Accrued liabilities	23,729	-	23,729

Total current liabilities	1,177,131	-	1,177,131

Provision for severance pay	35,985	-	35,985

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares
authorized; 5,537,787 shares issued and outstanding	55,378	-	55,378
Additional paid-in capital	3,696,107	186,424	3,882,531
Deficit accumulated in development stage	(3,049,827)	(175,835)	(3,225,662)
Total stockholders' equity	701,658	10,589	712,247

Total liabilities and stockholders' equity	$ 1,914,774	$ 10,589	$ 1,925,363

(1) Adjustments reflect additional expense related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications. See also restated Notes 5, 6 and 8.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
Inception (April 6, 2000)
Year ended December 31, 2005			until December 31, 2005
As previously	Adjustments	As restated	As previously	Adjustments	As restated
reported	(1)		reported	(1)
(Unaudited)		(Audited)	(Unaudited)		(Audited)

Revenues	$ -	$ -	$ -	$ -	$ -	$ -

General and
administrative expenses
Legal and professional	489,185	-	489,185	1,936,628	58,167	1,994,795
Salaries	589,118	215,845	804,963	1,164,597	297,421	1,462,018
Other	246,305	-	246,305	708,147	-	708,147
	1,324,608	215,845	1,540,453	3,809,372	355,588	4,164,960

Loss from operations	(1,324,608)	(215,845)	(1,540,453)	(3,809,372)	(355,588)	(4,164,960)

Other income (expense)
Termination of initial
public offering	-	-	-	(507,380)	-	(507,380)
Interest expense, net	(30,670)	-	(64,261)	(88,353)	(69,683)	(158,036)

Loss before income taxes	(1,355,278)	(215,845)	(1,604,714)	(4,405,105)	(425,271)	(4,830,376)
Income tax	-	-	-	-	-	-

Net loss	$(1,355,278)	$ (215,845)	$(1,604,714)	$(4,405,105)	$ (425,271)	$(4,830,376)

Net loss per share of
common stock - basic
and diluted	$ (0.20)	$ (0.04)	$ (0.24)	$ (1.12)	$ (0.11)	$ (1.23)
Weighted-average shares
outstanding - basic and
diluted	6,798,392	-	6,798,392	3,929,336	-	3,929,336

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Balance sheet
As at December 31, 2005
As previously
reported	Adjustments (1)	As restated
(Unaudited)		(Audited)

Current assets
Cash and cash equivalents	$ 1,141,029	$ -	$ 1,141,029
Inventories	149,801	-	149,801
Prepaid expenses and other	25,396	-	25,396
Deferred offering costs	126,030	-	126,030
Deferred financing costs	-	19,695	19,695
Refundable Value-Added Tax	29,401	-	29,401
Total current assets	1,471,657	19,695	1,491,352

Unproved oil and gas properties, full cost method	7,691,229	1,271	7,692,500

Property and equipment
Net of accumulated depreciation	48,852	-	48,852

Other assets
Assets held for severance benefits	6,544	-	6,544
Total other assets	6,544	-	6,544

Total assets	$ 9,218,282	$ 20,966	$ 9,239,248

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	$ 81,000	$ -	$ 81,000
Accounts payable	691,534	(72,277)	619,257
Accrued liabilities	219,724	72,277	292,001

Total current liabilities	992,258	-	992,258

Notes payable to related parties less current maturities	31,000	-	31,000

Provision for severance pay	48,318	-	48,318

Deferred officer compensation	929,007	-	929,007

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares
authorized; 7,705,288 shares issued and outstanding	77,053	-	77,053
Additional paid-in capital	11,545,751	446,237	11,991,988
Deficit accumulated in development stage	(4,405,105)	(425,271)	(4,830,376)
Total stockholders' equity	7,217,699	20,966	7,238,665

Total liabilities and stockholders' equity	$ 9,218,282	$ 20,966	$ 9,239,248

(1)Adjustments reflect additional expense related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications and reclassification. See also restated Notes 5,6 and 8.

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

  The expenses in respect of severance pay for the years ended December 31, 2005 and 2004 and the period from April 6, 2000 to December 31, 2005 amounted to $7,096, $24,221 and $41,774, respectively.

  Withdrawals from the funds may be made only upon termination of employment.

  As of December 31, 2005 and 2004, the Company has a provision for severance pay of $48,318 and $35,985, respectively. As of December 31, 2005 and 2004 the Company has $6,544 and $4,668 respectively, deposited in funds managed by major Israeli banks which are earmarked to cover severance pay liability. Such deposits are not considered to be "plan assets" and are therefore included in other assets.

5. UNPROVED OIL AND GAS PROPERTIES FULL COST METHOD

Comprised as follows:

	As of December 31,
	2005	2004
	As restated*	As restated*
Drilling operations, completion costs and other related costs	$ 6,642,101	$ 714,152
Capitalized salary costs	512,109	347,594
Legal costs and license fees	284,186	220,503
Other costs	254,104	113,960
	$ 7,692,500	$ 1,396,209

*Restated (see Note 3)

6. STOCKHOLDERS' EQUITY

The Company has reserved 668,200 shares of common stock as of December 31, 2005 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at December 31, 2005. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6. STOCKHOLDERS' EQUITY (CONTINUED)

	Exercise Price	Number	Expiration
	Per Share ($)	of Shares	Date
To non-employees
	3.00	40,000	December 31, 2006
	5.00	10,000	December 31, 2008
To employees and directors
	4.00	75,000	December 31, 2006
	5.00	85,000	December 31, 2008
To investors
	5.00	445,700	December 31, 2006
	5.50	12,500	December 31, 2008
		668,200

The warrant transactions since April 6, 2000 (inception) are shown in the table below:

	Number	Weighted Average
	of Shares	Exercise Price ($)
Granted from April 6, 2000 (inception) to December 31, 2003 to:
Employees, officers and directors	1,370,936.86
Private placement investors and others	605,667	1.31
Expired/canceled	(300,000)	1.00
Exercised	(777,583)	0.47
Outstanding, December 31, 2003	898,520	1.45
Granted to:
Employees, officers and directors	90,000	4.72
Private placement investors and others	211,500	4.22
Exercised	(222,686)	1.36
Outstanding, December 31, 2004	977,334	2.37
Granted to:
Employees, officers and directors as part compensation	120,000	4.79
Private placement investors and others	281,700	5.02
Expired/canceled	(40,333)	1.39
Exercised	(670,501)	1.58
Outstanding, December 31, 2005	668,200	4.78

Exercisable, December 31, 2005	668,200	4.78

The following table summarizes information about stock warrants and options outstanding as of December 31, 2005:

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6. STOCKHOLDERS' EQUITY (CONTINUED)

	Shares underlying outstanding
	warrants and options (all fully vested)
		Weighted
		average	Weighted
Range of		remaining	average
exercise	Number	contractual	exercise
price ($)	outstanding	life (years)	price ($)

3.00	40,000	1.00	3.00
4.00	75,000	1.00	4.00
5.00	540,700	1.35	5.00
5.50	12,500	3.00	5.50

3.00 - 5.50	668,200		4.78

Fair Value of Warrants and Options

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

The fair value of stock-based compensation granted to employees and directors subsequent to July 15, 2003, is measured according to the Black Scholes option-pricing model and recognized over the requisite service period.

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
			2000 (inception)
			to December 31,
	2005	2004	2005
	As restated*	As restated*	As restated*
Weighted-average fair value of underlying stock at grant date ($)	4.00 - 5.50	4.00	3.00 - 5.50
Dividend yields	-	-	-
Expected volatility	24.4% - 40.0%	28.2% - 29.5%	28.2% - 40.0%
Risk-free interest rates	4.42% - 5.15%	3.5%	2.1% - 5.15%

Expected lives	1.74 - 5.00 years	2.16 - 2.25 years	1.74 - 5.00 years

Average grant date fair market value	0.77	0.81	0.76
*Restated (see Note 3)

The table above includes options for 170,000 shares that the Company committed to issue to employees and directors and in respect of which all terms were determined but which were issued subsequent to the balance sheet date. Variable accounting has been applied to these awards and fair value is calculated in their respect at each period end.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6. STOCKHOLDERS' EQUITY (CONTINUED)

Fair Value of Warrants and Options (Continued)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
			2000 (inception)
			to December 31,
	2005	2004	2005
	As restated*	As restated*	As restated*
Weighted-average fair value of underlying stock at grant date ($)	5.00	3.00 - 4.00	1.00 - 5.00
Dividend yields	-	-	-
Expected volatility	40%	32.2% - 43.8%	32.2% - 99.8%
Risk-free interest rates	4.42%	3.5%	2.8% - 4.42%

Contractual lives	3.17 years	0.56 - 2.50 years	0.56 - 3.17 years

Average grant date fair market value	1.27	0.65	0.68
*Restated (see Note 3)

Compensation costs for Warrant and Option Issuances

The compensation cost of warrant and option issuances for the years ended December 31, 2005 and 2004 and for the period from April 6, 2000 (inception) to December 31, 2005 amounted to $232,345, $61,690 and $376,088, respectively.

Private Placement Offerings

During 2000, John Brown purchased 2,400,000 shares at the then current par value ($0.001 per share) on his behalf and on behalf of 25 other founding shareholders. Between January 1, 2001 and December 31, 2004, the Company raised $3,125,540 in private placements from the sale (adjusted for the reincorporation merger on July 9, 2003) of 1,830,298 shares of common stock and: (i) warrants with an original expiration date of December 31, 2004 to purchase 275,833 shares of common stock at $1.00 per share; (ii) warrants with an original expiration date of December 31, 2004 to purchase 411,770 shares of common stock at $1.50 per share; and (iii) warrants with an original expiration date of December 31, 2006 to purchase 181,500 shares of common stock at $5.00 per share. The December 31, 2004 warrant expiration date was extended to January 31, 2005 by which date the warrants were converted.

Between January 1, 2005 and March 31, 2005, the Company raised $2,140,000 through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of the Company's common stock in a private placement offering. The warrants are exercisable at $5.00 per share, expire December 31, 2006 and are designated "E Warrants". Between April 22 and June 10, 2005, the Company raised $1,380,000 through the sale of 276,000 shares of common stock and 55,200 E warrants. Between June 20, 2005 and October 24, 2005, the Company raised $3,230,000 through the sale of 646,000 shares of common stock.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6. STOCKHOLDERS' EQUITY (CONTINUED)

Private Placement Offerings (Continued)

During December 2005, the Company raised $440,000 from the sale of 80,000 shares of common stock and warrants to purchase 12,500 shares of common stock at $5.50 per share at any time from July 1, 2007 (as may be deferred by the Company for up to six months) through December 31, 2008, such warrants being designated as "G Warrants".

Warrant Descriptions

Until the balance sheet date the Company issued eight different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

	Period of Grant	Price ($)	Expiration Date

A Warrants	January 2001 - December 2001	1.00	January 31, 2005
B Warrants	November 2001 - February 2003	1.50	January 31, 2005
C Warrants	July 2003 - March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 - August 2004	3.00	December 31, 2006
D Warrants	September 2004 - April 2005	4.00	December 31, 2006
E Warrants	September 2004 - June 2005	5.00	December 31, 2006
F Warrants	October 2005	5.00	December 31, 2008
G Warrants	December 2005 - January 2006	5.50	December 31, 2008

Other than the price and date details, all of the warrants were issued on the same conditions, except that the F and G Warrants may not be exercised before July 1, 2007, which date may be extended by the Company for up to six months.

2005 Stock Option Plan

Prior to 2005, no stock option plan was adopted by the Company.

During 2005, a stock option plan (the "Plan") was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan will be administered by the Board of Directors or one or more committees appointed by the board (the "Administrator").

The Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and will be available to residents of the United States, the State of Israel and other jurisdictions as determined by the Administrator. The award of stock options under the Plan will be made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which shall be determined on behalf of the Company by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions. No awards have yet been made under the Plan. See Note 11.

7. RELATED PARTY TRANSACTIONS

Included in accounts payable at December 31, 2005 and 2004 are payables to officers and directors of the Company totaling $539,363 and $642,189, respectively for salaries, consulting services, bonuses and reimbursement of expenses.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

7. RELATED PARTY TRANSACTIONS (CONTINUED)

Cimarron Resources, Inc.

Notes payable to related parties includes $37,000 under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the President of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (6.75% at December 31, 2005) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice, which call option has subsequently been deferred until July 31, 2007.

Rappaport Loan

Notes payable to related parties includes a $75,000 note payable under a line of credit loan agreement with a shareholder of the Company. Any outstanding balance may be converted at the election of the lender to shares of common stock in increments of $5,000 at $4.00 per share. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 12,000 shares of common stock and warrants to purchase 5,000 shares of the Company's common stock.

Robert E. Render

On June 30, 2004 and August 25 and 31, 2004, pursuant to a loan agreement dated June 30, 2004, the Robert E. Render Trust (the "Render Trust") a trust controlled by Mr. Robert Render (who was, on September 28, 2004, elected a director of the company) loaned the company $100,000, $80,000 and $20,000 respectively ($200,000 in the aggregate) (each such loan, a "Render Loan" and collectively the "Render Loans"). Each Render Loan bore interest at the rate of 10% annually and was due on March 2, 2005, subject to Mr. Render's right to convert each Render Loan into a five year amortized term loan. In connection with each Render Loan, the company granted the Render Trust a warrant to purchase respectively 20,000, 16,000 and 4,000 (40,000 in the aggregate) shares of common stock of the company at $3.00 per share exercisable at any time between January 1 and December 31, 2006. On September 30, 2004, the Render Trust forgave all of the Render Loans in consideration for 50,000 shares of common stock of the company and warrants to purchase 20,000 shares of common stock of the company at $5.00 per share, exercisable at any time through December 31, 2006. During the fifteen month period ending December 31, 2005, Mr. Render provided $37,500 of consulting services to the Company.

Richard J. Rinberg

In connection with arranging the "$300,000 Loans" described in Note 10 below, Mr. Richard J. Rinberg, prior to becoming a director, received a $7,500 fee paid in 2,500 shares of common stock.

During October 2005 Mr. Richard J. Rinberg was elected president of the Company and the board of directors approved an award to Mr. Rinberg of 200,000 shares of common stock valued at $500,000 as compensation for the two year period beginning November 1, 2005, subject to restrictions and vesting requirements. The Company received a valuation from a firm of external valuers supporting this valuation. The Rinberg shares are subject to repurchase by the Company at $0.01 per share if Mr. Rinberg leaves his position with the Company, such repurchase rights being pro-rated over the 24-month period beginning November 1, 2005. The shares were issued in May 2006. See Note 11.

Other issuances

In respect of issuances to John Brown (related party) see Note 6.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

8. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:
As of December 31,
2005	2004
As restated*	As restated*
Deferred tax assets :
Net operating loss carryforwards	$3,280,961	$ 1,529,371
Other	15,075	671
Total gross deferred tax assets	3,296,036	1,530,042

Deferred tax liabilities:
Property and equipment	(2,913)	(3,068)
Unproved oil & gas properties	(1,923,085)	(502,578)
Total gross deferred tax liabilities	(1,925,998)	(505,646)
Less valuation allowance	(1,370,038)	(1,024,396)
Net deferred tax assets	$ -	$ -

*Restated (see Note 3)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax carryforwards are utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $11,671,000 prior to the expiration of some of the net operating loss carryforwards between 2020 and 2025. The Company has had no taxable income since inception. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carryforwards.

At December 31, 2005, the Company has available net operating loss carryforwards of approximately $3,778,314 to reduce future U. S. taxable income. These amounts expire from 2020 to 2025. The Company's ability to benefit from the current and prior year net operating loss carryforwards could be limited pursuant to Internal Revenue Code 382 as a result of prior ownership changes. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. The Company is in the process of evaluating whether or not there has been an ownership change and if such change creates any potential impact on the future utilization of the net operating loss carryforwards.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index. At December 31, 2005, the Company has available net operating loss carryforwards of approximately $7,985,337 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax on pre-tax reported income (loss) and the tax expense:

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

8. INCOME TAXES (CONTINUED)

For the year ended December 31,
2005	2004
As restated **	As restated **

U.S. pre-tax loss as reported	$(1,327,368)	$(1,615,891)
Israeli pre-tax loss as reported	$(277,346)	$(121,043)
U.S. and Israeli pre-tax loss as reported	$(1,604,714)	$(1,736,934)

U.S. statutory tax rate	34%	34%

Theoretical tax on above amount per tax rate
applicable to the company	$ (545,603)	$ (590,557)

Increase (decrease) in tax liability resulting from:

Change in tax rates	4,756	-
Permanent differences	114,887	825
Foreign tax rate differential	31,402	4,756
Change in valuation allowance	345,642	622,811
Other differences*	48,916	(37,835)

Tax expenses per statement of income	$ -	$ -

* Including differences between the definition of capital and non-monetary assets for tax purposes.

** Restated (see Note 3).

9. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells or the operation thereof. Although environmental assessments are conducted on all purchased properties, in the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any rules or contingent demands relating thereto. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the "Petroleum Law"), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2005, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Long Term Incentive Plan

The Company has initiated the establishment of a long term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Ma'anit-Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees.

Charitable Trusts

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

Surface Rights of Drilling Operations

Surface rights necessary to conduct drilling operations in connection with the reentry and deepening of the Ma'anit #1 well were acquired from Kibbutz Ma'anit for the period through September 30, 2005. An agreement has been reached with the kibbutz for continued use of the surface rights through the termination of the license, currently April 30, 2007. Agreement of the Israel Lands Authority for the use of the surface rights is also required, which agreement must be granted under the terms of the Petroleum Law. The Company expects to receive the agreement before commencement of any further operation on the Ma'anit #1 well.

Payment to executives

Under existing employment contracts the Company is committed to pay its executives amounts totaling approximately $945,000 each year.

Underwriting Agreement

Under an underwriting agreement, the Company has agreed to pay the Underwriter a 24-month financial advisory and investment banking fee for an aggregate amount of $60,000 payable in full at the closing of the proposed offering in the minimum aggregate amount of $4,000,000.

In addition, the Underwriter will receive warrants (the "Underwriter's Warrants") to purchase up to 5% of the shares sold by it and other Placement Agents at a price of $8.75 per share (or 125% of the offering price). The Underwriter's Warrants are exercisable for a period of three years, beginning six months after the final closing and expiring three years after the date of the initial closing, provided, however, that in no event shall the Underwriter be entitled to Underwriter's Warrants to purchase less than 2.5% of the aggregate Shares sold in the offering. The warrants will be issued at their fair value at the closing date.

Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires October 31, 2008 but which may be terminated effective October 31, 2006 with an early termination payment. The monthly rent is $4,104, $4,262 and $4,262 for each of the twelve month periods ending October 31, 2006, 2007 and 2008 respectively, less any sublease payments received. As of December 31, 2005, approximately 800 square feet (and access to the common areas) are subleased month-to-month for payments of $920 per month. Those subleases ceased in mid-July 2006.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease Commitments (Continued)

During July 2005, the Company entered into a rental commitment for office premises in the industrial area of Caesarea, Israel. The rental is for a six-month period commencing August 1, 2005 with two additional three-month option periods. Rental cost is $2,800 per month. Management expects that, in the normal course of business, leases that expire will be renewed by other leases; thus it is anticipated that future minimum lease commitments will not be less than the amount shown for the year ending December 31, 2005. The Company extended the rental for two additional six month periods through January 31, 2008.

Rent expense for all operating leases recorded on a straight line basis was approximately $65,428 and $36,664, net of month-to-month sublease income of $12,560 and $21,840 for 2005 and 2004, respectively. The future minimum lease payments are as follows:

2006	$ 69,160
2007	51,138
2008	42,615
$ 162,913

10. LOAN TRANSACTIONS

During 2004, the Company entered into loan agreements with four entities, pursuant to which the Company borrowed $500,000. Of the loans, $300,000 was due on or before the 30th day following the initial closing of the then open initial public offering or February 28, 2005, whichever occurred first (the "$300,000 Loans") and $200,000 (the "$200,000 Loans") were due in 2009. The loans bore interest at 10% and in connection with the loans, the Company granted to the $300,000 lenders warrants to purchase 30,000 shares of the Company's common stock at $3.00 per share through December 31, 2005 and granted to the $200,000 lender warrants to purchase 40,000 shares of the Company's common stock at $3.00 per share through December 31, 2006. In connection with the placement of the $300,000 Loans, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500. On September 30, 2004, the four lenders forgave their loans in full in consideration for shares of common stock of the company and warrants in the private placement that closed on that date, on the same terms as subscribers for cash in the private placement. The warrants to purchase 30,000 shares were exercised prior to their December 31, 2005 expiration date.

11. SUBSEQUENT EVENTS

Following the balance sheet date the Company: (i) raised $374,000 from the sale of 68,000 shares of common stock and G Warrants to purchase 7,125 shares of common stock at $5.50 per share up to December 31, 2008; (ii) issued 500 shares of common stock for $2,750 in services; (iii) issued 6,000 shares of common stock for $30,000 upon the exercise of E Warrants; (iv) issued 200,000 shares of common stock to a trust company for the benefit of Richard Rinberg (see Note 6) (v) borrowed $62,500 on one-year notes from five shareholders; (vi) issued 30,000 shares of common stock for $90,000 upon the exercise of C warrants and (vii) on July 5, 2006, options were awarded under the 2005 Stock Option Plan as follows: (a) to two directors for the purchase of 50,000 shares of common stock at $5.00 per share through December 31, 2008 at a value of $58,647; (b) to one employee for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in three equal trenches of 26,667 shares each on January 1, 2007, on January 1, 2008 and on January 1, 2009 at a value of $193,600 that will be charged according to the vesting periods and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months) and: (c) to one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the grant date, on October 1, 2006, on October 1, 2007 and on October 1, 2008 at a value of $96,800 that will be charged according to the vesting periods, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months).

The employee mentioned in (vii)(b) above became a full-time employee of the Company on January 1, 2006 at the annual salary of $175,000.