Form 10-Q
period 2006-03-31
ZION OIL & GAS INC
filed 2006-09-14
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

(214) 221-4610

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __ No X

The Issuer had 8,031,288 shares of common stock outstanding as of September 1, 2006.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets -March 31, 2006 (as restated) and December 31, 2005 (as restated).	3
	Statements of Operations for the three months ended March 31, 2006 (as restated) and 2005, and period from April 6, 2000 (inception) to March 31, 2006 (as restated).	4
	Statements of Changes in Stockholders' Equity for the three months ended March 31, 2006 (as restated), and period from April 6, 2000 (inception) to March 31, 2006 (as restated).	5
	Statements of Cash Flows for the for the three months ended March 31, 2006 and 2005, and period from April 6, 2000. (inception) to March 31, 2006 (as restated).	12
	Notes to Financial Statements	14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	28
ITEM 3.	CONTROLS AND PROCEDURES	29

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	29
ITEM 2.	CHANGES IN SECURITIES
	Recent Sales of Unregistered Securities (as of March 30, 2006)	29
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30
ITEM 5.	OTHER INFORMATION	30
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	Report on Form 8-K	30
	Exhibit Index	30

ZION OIL & GAS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDING

MARCH 31, 2006

INDEX TO INTERIM FINANCIAL STATEMENTS

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets
	March 31,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)
	As restated*	As restated*
Current assets
Cash and cash equivalents	$ 501,385	$ 1,141,029
Inventories	149,801	149,801
Prepaid expenses and other	21,125	25,396
Deferred offering costs	205,515	126,030
Deferred financing costs	11,255	19,695
Refundable value added tax	11,469	29,401
Total current assets	900,550	1,491,352

Unproved oil and gas properties, full cost method	7,929,797	7,692,500

Property and equipment
Net of accumulated depreciation of $8,953 and $5,843	56,031	48,852

Other assets
Assets held for severance benefits	7,451	6,544
Total other assets	7,451	6,544

Total assets	$ 8,893,829	$ 9,239,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related parties	$ 81,000	$ 81,000
Accounts payable	124,811	619,257
Accrued liabilities	224,341	292,001
Total current liabilities	430,152	992,258

Notes payable to related parties less current maturities	30,500	31,000

Provision for severance pay	51,359	48,318

Deferred officers compensation	1,138,383	929,007

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized;
March 31, 2006 - 7,777,288 shares; December 31, 2005 - 7,705,288 shares issued and outstanding	77,773	77,053
Additional paid in capital	12,482,511	11,991,988
Deficit accumulated in development stage	(5,316,849)	(4,830,376)
Total stockholders' equity	7,243,435	7,238,665

Total liabilities and stockholders equity	$ 8,893,829	$ 9,239,248

*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three-month	Three-month	Period from
	period ended	period ended	April 6, 2000 (inception)
	March 31, 2006	March 31, 2005	to March 31, 2006
	As restated*	As restated*	As restated*

Revenue	$ -	$ -	$ -

General and administrative expenses
Legal and professional	142,101	103,035	2,136,896
Salaries	233,836	41,232	1,695,854
Other	100,960	92,951	809,107
	476,897	237,218	4,641,857

Loss from operations	(476,897)	(237,218)	(4,641,857)

Other income (expense)
Termination of initial public offering	-	-	(507,380)
Interest expense, net	(9,576)	(725)	(167,612)

Loss before income taxes	(486,473)	(237,943)	(5,316,849)
Income tax	-	-	-

Net loss	$ (486,473)	$ (237,943)	$ (5,316,849)

Net loss per share of common stock- Basic and diluted	$ (0.06)	$ (0.04)	$ (1.30)

Weighted average shares outstanding - Basic and diluted	7,729,744	6,558,288	4,085,803

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

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

				Deficit
				Accumulated
			Additional	in
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
			As restated*	As restated*	As restated*

Issuance of shares on warrants exercised:
for cash	493,167	4,932	872,319	-	877,251
for payment of deferred officer salaries	17,334	173	20,827	-	21,000
for exchange of shares of common stock	120,000	1,200	(1,200)	-	-

Issuance of shares and warrants in a private
offering that closed in March 2005:
for cash	518,750	5,188	2,069,812	-	2,075,000
for payment of deferred officer salaries	10,000	100	39,900	-	40,000
for payment of accounts payable	6,250	62	24,938	-	25,000

Issuance of shares and warrants in a private
offering that closed in June 2005:
for cash	259,000	2,590	1,292,410	-	1,295,000
for payment of directors honoraria	14,000	140	69,860	-	70,000
for payment of accounts payable	3,000	30	14,970	-	15,000

Issuance of shares in a private
offering that closed in October 2005:
for cash	584,000	5,840	2,914,160	-	2,920,000
for payment of deferred officer salaries	40,000	400	199,600	-	200,000
for payment of accounts payable	22,000	220	109,780	-	110,000

Issuance of shares in a private
offering that closed in December 2005	80,000	800	439,200	-	440,000

Shares to be issued for services
provided by a director	-	-	41,666	-	41,666

Value of warrants and options granted to employees	-	-	215,845	-	215,845

Value of warrants granted to directors
and consultants	-	-	16,500	-	16,500

Deferred financing costs on debt
conversions/modifications	-	-	43,968	-	43,968

Costs associated with the issuance of shares	-	-	(275,098)	-	(275,098)

Net loss	-	-	-	(1,607,714)	(1,607,714)

Balances, December 31, 2005	7,705,288	77,053	11,991,988	(4,830,376)	7,238,665

(Continued on following page)
*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

				Deficit
				Accumulated
			Additional	in
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
			As restated*	As restated*	As restated*

Issuance of shares on warrants exercised:
for cash	3,500	35	17,465	-	17,500

Issuance of shares and warrants in a private
offering that closed in March 2006:
for cash	66,000	660	362,340	-	363,000
for payment of accounts payable	2,500	25	13,725	-	13,750

Shares to be issued for services
provided by a director	-	-	62,499	-	62,499

Value of options granted to employees	-	-	46,674	-	46,674
Costs associated with the issuance of shares	-	-	(12,180)	-	(12,180)

Net loss	-	-	-	(486,473)	(486,473)

Balances, March 31, 2006	7,777,288	$77,773	$12,482,511	($5,316,849)	$7,243,435

*Restated (see Note 3)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			Period from
	Three-month	Three-month	April 6, 2000
	period ended	period ended	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006

Cash flow from operating activities
Net Loss	$ (486,473)	$ (237,943)	$ (5,316,849)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,110	-	8,953
Officer, director and other fees, paid via common stock	109,173	30,000	1,287,269
Interest paid through issuance of common stock	-	-	17,500
Write-off of costs associated with public offering	-	-	507,380
Changes in assets and liabilities, net:
Increase in inventories	-	-	(149,801)
Prepaid expenses and other	4,271	(27,786)	(21,125)
Increase in deferred offering costs	(79,485)	-	(205,515)
Refundable Value-Added tax	17,932	(121,559)	(11,469)
Severance pay	2,134	-	43,908
Accounts payable	(480,696)	35,913	729,779
Accrued liabilities	67,660	41,548	224,341
Increase in deferred officer's compensation	209,376	-	1,138,383
Net cash used in operating activities	(768,318)	(279,827)	(1,747,246)

Cash flows from investing activities
Acquisition of property and equipment	(10,289)	(151,680)	(64,984)
Investment in oil and gas properties	(237,297)	(607,802)	(7,928,526)
Net cash used in investing activities	(247,586)	(759,482)	(7,993,510)

Cash flows from financing activities
Deferred financing cost on debt conversions	8,440	-	78,123
Loan proceeds-related parties	-	-	258,620
Loan principal repayments-related party	(500)	(26,000)	(109,660)
Loan proceeds - other	-	-	500,000
Proceeds from sale of stock	380,500	2,478,886	10,289,651
Financing costs of issuing stock	(12,180)	(52,195)	(774,593)
Net cash provided by financing activities	376,260	2,400,691	10,242,141

Net increase (decrease) in cash	(639,644)	1,361,382	501,385
Cash - beginning of period	1,141,029	468,409	-
Cash - end of period	$ 501,385	$ 1,829,791	$ 501,385

*Restated (see Note 3)
(Continued on following page)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

			Period from
	Three-month	Three-month	April 6, 2000
	period ended	period ended	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
	As restated*	As restated*	As restated*
SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 8,589	$ 3,325	$ 43,246
Cash paid for income taxes	-	-	-
Shares to be issued for services provided by director	62,499	-	104,165

Non-cash operating and financing activities:
Payment of accounts payable through
issuance of preferred and common stock	13,750	21,001	950,248
Payment of note payable through issuance
of common stock	-	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for financing costs	-	-	381,549
Waived interest on debt conversion	-	-	4,039
Value of warrants and options granted to employees	46,674	-	390,032
Value of warrants granted to directors
and consultants	-	-	32,626
Deferred financing costs on debt conversions	8,440	-	74,084

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

On April 10, 2005 the Company commenced the reentry of the Ma'anit #1 and deepening of the well. On July 19, 2005 the well reached a depth of 15,509 feet and testing and completion began thereafter. During drilling and completion operations, the well had numerous significant oil and gas shows in different zones. At present, completion operations on the Ma'anit #1 well have been temporarily suspended and the drilling rig has been released. On March 15, 2006 the terms of the license were amended to provide that the Company commence the drilling of a new well to a depth of at least 4,400 meters or reenter the Ma'anit #1 well on or before March 1, 2007. The Company's engineers are designing a comprehensive completion procedure using a smaller and less expensive completion rig for the purpose of reentering the Ma'anit #1 well.

Declaration of a commercial discovery on the Ma'anit-Joseph License prior to the end of the license term, as may in certain circumstances be extended, will entitle the Company to receive a 30-year lease (extendable on certain conditions for an additional 20 years) subject to compliance with a field development work program and production.

Effective August 1, 2005, the Company received formal notification and documentation from the Minister of National Infrastructures and the Petroleum Commissioner granting the Company's application for a Preliminary Permit with Priority Rights for an area covering approximately 121,100 acres abutting on and immediately to the north of the Ma'anit-Joseph License. The permit is designated the "Asher" Permit and covers lands on Israel's coastal plain and Mt. Carmel range. The Asher Permit is for an 18-month period and is subject to a work program, with an estimated total cost as adjusted for the amended work program of $265,000, which requires the Company to perform certain geological and geophysical work. Upon satisfactory performance in accordance with the work program, as may be amended, on May 16, 2006, the Company will have priority rights for the grant of an exploration license for a period of up to seven years for a portion of the Asher Permit area not to exceed 400,000 dunam (approximately 98,800 acres), subject to the fulfillment of the requirements of the Petroleum Law. Work on the program is in progress.

Operations in Israel are conducted through a branch office and the License and Permit are each held directly in the name of the Company. At present it is expected that all future income will be derived from Israeli operations.

Basis of Presentation

The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. The uncertainty of these conditions has created substantial doubt about the Company's ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation (Continued)

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Management Presentation and Liquidity

On February 17, 2004, the registration statement with the Securities and Exchange Commission was declared effective to offer 7,000,000 shares of the Company's common stock to the public. The minimum offering requirement of $6,500,000 was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all escrow subscription funds (approximately $3.7 million) that had been received relating to the offering were sent back to the subscribers by the escrow agent, and the Company removed from registration the 7,000,000 shares of the Company's common stock. Since then Management raised capital through debt and private offerings and on January 25, 2006 filed a registration statement for a public offering with a lower minimum of $2,450,000. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.

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

Abandonment of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the quarter ended March 31, 2006 and the year ended December 31, 2005 no unproved property was found to be impaired. The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

The company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $237,297 for the three month period ended March 31, 2006, $6,296,291 for the year ended December 31, 2005, $598,475 for the year ended December 31, 2004 and $797,734 from inception (April 6, 2000) to December 31, 2003.

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

Adoption of Recently Issued Accounting Standards

SFAS 123R - Share Based Payments: Prior to January 1, 2006, the Company applied the fair-value based method of accounting for all of its stock-based compensation plan in accordance with the provisions of Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" (Statement 123")

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of Recently Issued Accounting Standards (Continued)

SFAS 123R-Share Based Payments (Continued): The fair value of stock-based compensation granted to employees and directors prior to July 15, 2003, the date of the Company's first filing with the U.S. Securities and Exchange Commission, in connection with its IPO, was estimated on the date of grant using the minimum-value method as permitted for private entities under Statement No. 123.

The fair value of stock-based compensation granted to employees and directors subsequent to July 15, 2003, is measured according to the Black Scholes option-pricing model and recognized over the requisite service period.

Non-employees

Non-employee grants have been recorded in accordance with the provisions of SFAS 123 and EITF 96-18. Compensation costs fully vested non-forfeitable equity instruments have been reflected at their fair value on the date of grant.

The fair value of options and warrants granted to non-employees prior to January 1, 2006, has been computed and accounted for in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", and was measured according to the Black Scholes option-pricing model.

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payments" (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the Company will recognize compensation cost for awards granted beginning January 1, 2006, based on the Black Scholes option-pricing model. Furthermore, with the exception of stock options granted to employees prior to July 15, 2003, the date of the first filing with the U.S. Securities and Exchange Commission (SEC) in connection with the Initial Public Offering (IPO), the Company will recognize cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, if any, as previously calculated and reported for pro-forma disclosure purposes.

The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. On adoption of the modified prospective method in adopting SFAS 123R, the Company did not need to adjust the corresponding 2005 amounts included in these financial statements.

The adoption of SFAS 123R has had no effect on the Company's balance sheet or results of operations.

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

The adoption of this SFAS 151 has had no effect on the Company's balance sheet and results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of Recently Issued Accounting Standards (Continued)

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

The adoption of SFAS 153 has had no effect on the Company's financial position and results of operations.

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

The adoption of SFAS 154 has had no effect on the Company's balance sheet or results of operations.

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The financial statements for the period ended March 31, 2006 and for the period from inception (April 6, 2000) until March 31, 2006 have been restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned periods and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

The following tables present the impact of the financial statements adjustments on the Company's previously announced statements of operations for the year ended December 31, 2005 and/or the period from inception (April 6, 2000) until December 31, 2005 and on the balance sheet as of December 31, 2005 and the impact of the financial statements adjustments on the Company's previously announced unaudited statements of operations for the period ended March 31, 2006 and/or the period from inception (April 6, 2000) until March 31, 2006 and on the balance sheet as of March 31, 2006.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
			Inception (April 6, 2000)
Period ended March 31, 2006			until March 31 2006
As previously	Adjustments	As restated	As previously	Adjustments	As restated
reported	(1)		reported	(1)

Revenues	$ -	$ -	$ -	$ -	$ -	$ -

General and
administrative expenses
Legal and professional	142,101	-	142,101	2,078,729	58,167	2,136,896
Salaries	187,162	46,674	233,836	1,351,759	344,095	1,695,854
Other	100,960	-	100,960	809,107	-	809,107
	430,223	46,674	476,897	4,239,595	402,262	4,641,857

Loss from operations	(430,223)	(46,674)	(476,897)	(4,239,595)	(402,262)	(4,641,857)

Other income (expense)
Termination of initial
public offering	-	-	-	(507,380)	-	(507,380)
Interest expense, net	(1,134)	(8,440)	(9,574)	(89,487)	(78,123)	(167,610)

Loss before income taxes	(431,357)	(55,114)	(486,471)	(4,836,462)	(480,385)	(5,316,847)
Income tax	-	-	-	-	-	-

Net loss	$(431,357)	$ (55,114)	$(486,471)	$(4,836,462)	$ (480,385)	$(5,316,847)

Net loss per share of
common stock - basic
and diluted	$ (0.06)	$ -	$ (0.06)	$ (1.18)	$ (0.12)	$ (1.30)
Weighted-average shares
outstanding - basic and
diluted	7,729,744	-	7,729,744	4,085,803	-	4,085,803

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Balance sheet
As of March 31, 2006
As previously
reported	Adjustments (1)	As restated

Current assets
Cash and cash equivalents	$ 501,385	$ -	$ 501,385
Inventories	149,801	-	149,801
Prepaid expenses and other	21,125	-	21,125
Deferred offering costs	205,515	-	205,515
Deferred financing costs	-	11,255	11,255
Refundable Value-Added Tax	11,469	-	11,469
Total current assets	889,295	11,255	900,550

Unproved oil and gas properties, full cost method	7,928,526	1,271	7,929,797

Property and equipment
Net of accumulated depreciation	56,031	-	56,031

Other assets
Assets held for severance benefits	7,451	-	7,451
Total other assets	7,451	-	7,451

Total assets	$ 8,881,303	$ 12,526	$ 8,893,829

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	$ 81,000	$ -	$ 81,000
Accounts payable	124,811	-	124,811
Accrued liabilities	224,341	-	224,341

Total current liabilities	430,152	-	430,152

Notes payable to related parties less current maturities	30,500	-	30,500

Provision for severance pay	51,359	-	51,359

Deferred officer compensation	1,138,383	-	1,138,383

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares
authorized; 7,777,288 shares issued and outstanding	77,773	-	77,773
Additional paid-in capital	11,989,598	492,913	12,482,511
Deficit accumulated in development stage	(4,836,462)	(480,387)	(5,316,849)
Total stockholders' equity	7,230,909	12,526	7,243,435

Total liabilities and stockholders' equity	$ 8,881,303	$ 12,526	$ 8,893,829

(1)Adjustments reflect additional expense related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications and reclassification. See also restated Notes 5 and 8.

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

  The expenses in respect of severance pay for the three month period ended March 31, 2006 and for the year ended December 31, 2005 and the period from April 6, 2000 to March 31, 2006 amounted to $2,134, $7,096, $43,908 respectively.

  Withdrawals from the funds may be made only upon termination of employment.

  As of March 31, 2006 and December 31, 2005, the Company has a provision for severance pay of $51,359 and $48,318, respectively. As of March 31, 2006 and December 31, 2005 the Company has $7,451 and $6,544 respectively, deposited in funds managed by major Israeli banks which are earmarked to cover severance pay liability. Such deposits are not considered to be "plan assets" and are therefore included in other assets.

5. UNPROVED OIL AND GAS PROPERTIES-FULL COST METHOD

Comprised as follows:
As of	As of
March 31	December 31
2006	2005
(Unaudited)	(Unaudited)
As restated*	As restated*

Drilling operations, completion costs and other related costs	$ 6,774,056	$ 6,642,101
Capitalized salary costs	555,732	512,109
Legal costs and license fees	341,312	284,186
Other costs	258,697	254,104

	$ 7,929,797	$ 7,692,500
*Restated (see Note 3)

6. STOCKHOLDERS' EQUITY

The Company has reserved 671,825 shares of common stock as of March 31, 2006 for the exercise of warrants and options. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive for all periods presented. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

6. STOCKHOLDERS' EQUITY (CONTINUED)

	Exercise Price	Number	Expiration
	Per Share ($)	of Shares	Date
To non-employees
	3.00	40,000	December 31, 2006
	5.00	10,000	December 31, 2008
To employees and directors
	4.00	75,000	December 31, 2006
	5.00	85,000	December 31, 2008
To investors
	5.00	442,200	December 31, 2006
	5.50	19,625	December 31, 2008
		671,825

The warrant transactions April 6, 2000 (inception) are shown in the table below:
Weighted
Number of	average
shares	exercise price

Granted from April 6, 2000 (inception) to December 31, 2004 to:
Employees, officers and directors	1,460,936	1.10
Others	816,667	2.06
Expired/canceled	(300,000)	1.00
Exercised	(1,000,269)	0.67
Outstanding, December 31, 2004	977,334	2.37
Granted to:
Employees, consultants, officers and directors as part of compensation	120,000	4.79
Private placement investors	281,700	5.02
Expired/canceled	(40,333)	1.39
Exercised	(670,501)	1.58
Outstanding, December 31, 2005	668,200	4.78
Issued	7,125	5.50
Exercised	(3,500)	5.00
Outstanding, March 31, 2006	671,825	4.78
Exercisable, March 31, 2006	671,825	4.78

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

6. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes information about stock warrants and options outstanding as of March 31, 2006:

	Shares underlying outstanding
	warrants and options (all fully vested)
		Weighted
		average	Weighted
Range of		remaining	average
exercise	Number	contractual	exercise
price ($)	outstanding	life (years)	price ($)

3.00	40,000	1.00	3.00
4.00	75,000	1.00	4.00
5.00	537,200	1.10	5.00
5.50	19,625	2.75	5.50

3.00 - 5.50	671,825		4.78

Fair Value of Warrants and Options

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the periods indicated, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
			2000 (inception)
	to March 31,	to March 31,	to March 31,
	2006	2005	2006
	As restated*	As restated*	As restated*
Weighted-average fair value of underlying stock at grant date ($)	5.50	-	3.00 - 5.50
Dividend yields	-	-	-
Expected volatility	40.0%	-	28.2% - 40.0%
Risk-free interest rates	5.15%	-	2.1% - 5.15%

Expected lives	4.76 years	-	1.74 - 5.00 years

Average grant date fair market value	-	-	0.76
*Restated (see Note 3)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the periods indicated, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6. STOCKHOLDERS' EQUITY (CONTINUED)

Fair Value of Warrants and Options (Continued)
Period from April 6,
2000 (inception)
	to March 31,	to March 31,	to March 31,
	2006	2005	2006
	As restated*	As restated*	As restated*
Weighted-average fair value of underlying stock at grant date ($)	-	-	1.00 - 5.00
Dividend yields	-	-	-
Expected volatility	-	-	32.2% - 99.8%
Risk-free interest rates	-	-	2.8% - 4.42%

Contractual lives	-	-	0.56 - 3.17 years

Average grant date fair market value	-	-	0.68
*Restated (see Note 3)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the first quarter of 2006 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company's own stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

Private Placement Offerings

During 2000, John Brown purchased 2,400,000 shares at the then current par value ($0.001 per share) on his behalf and on behalf of 25 other founding shareholders. Between January 1, 2001 and December 31, 2004, the Company raised $3,125,540 in private placements from the sale (adjusted for the reincorporation merger on July 9, 2003) of 1,830,298 shares of common stock and: (i) warrants with an original expiration date of December 31, 2004 to purchase 275,833 shares of common stock at $1.00 per share; (ii) warrants with an original expiration date of December 31, 2004 to purchase 411,770 shares of common stock at $1.50 per share; and (iii) warrants with an original expiration date of December 31, 2006 to purchase 181,500 shares of common stock at $5.00 per share. The December 31, 2004 warrant expiration date was extended to January 31, 2005, by which date the warrants were converted.

Between January 1, 2005 and March 31, 2005, the Company raised $2,140,000 through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of the Company's common stock in a private placement offering. The warrants are exercisable at $5.00 per share, expire December 31, 2006 and are designated "E Warrants." Between April 22 and June 10, 2005, the Company raised $1,380,000 through the sale of 276,000 shares of common stock and 55,200 E warrants. Between June 20, 2005 and October 24, 2005, the Company raised $3,230,000 through the sale of 646,000 shares of common stock.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

6. STOCKHOLDERS' EQUITY (CONTINUED)

Private Placement Offerings (Continued)

During December 2005 the Company raised $390,000 from the exercise of warrants to purchase 130,000 shares of common stock. During December 2005, the Company raised $440,000 from the sale of 80,000 shares of common stock and warrants to purchase 12,500 shares of common stock at $5.50 per share at any time from July 1, 2007 (as may be deferred by the Company for up to six months) through December 31, 2008 such warrants being designated as "G warrants".

During the first quarter of 2006 the Company (i) raised $374,000 from the sale of 68,000 shares of common stock and 7,125 G warrants; (ii) issued 500 shares of common stock for $2,750 in services; and (iii) issued 3,500 shares of common stock for $17,500 upon the exercise of E warrants.

Compensation Costs for Warrant and Option Issuances

The compensation cost of warrant and option issuances for the period ended March 31, 2006 and the year ended December 31, 2005 and for the period from April 6, 2000 (inception) to March 31, 2006 amounted to $46,674, $232,345 and $442,762, respectively.

As of March 31, 2006, there was $217,734 of unrecognized compensation cost, related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

For the year ended
December 31,	Amount
2006,	$ 116,410
2007	73,915
2008	27,409
$217,734

2005 Stock Option Plan

During 2005, a stock option plan (the "Plan") was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan will be administered by the Board of Directors or one or more committees appointed by the board (the "Administrator").

The Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and will be available to residents of the United States, the State of Israel and other jurisdictions as determined by the administrator. The award of stock options under the Plan will be made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which shall be determined on behalf of the Company by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions. As of the date of authorization of these financial statements no awards have been made under the Plan. See Note 10.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

7. RELATED PARTY TRANSACTIONS

Cimarron Resources, Inc.

Notes payable to related parties includes $36,500 under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the CEO of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice which call option has subsequently been deferred until July 31, 2007.

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

Robert E. Render

During the three months ended March 31, 2006, Mr. Render provided $7,500 of consulting services to the Company.

Richard J. Rinberg

In connection with arranging the "$300,000 loans", Mr. Richard J. Rinberg, prior to becoming a director, received a $7,500 fee paid in 2,500 shares of common stock.

During October 2005 Mr. Richard J. Rinberg was elected President of the Company and the board of directors approved an award to Mr. Rinberg of 200,000 shares of common stock valued at $500,000 as compensation for the two year period beginning November 1, 2005, subject to restrictions and vesting requirements. The company received a valuation from a firm of external valuers supporting this valuation. The Rinberg shares are subject to repurchase by the Company at $0.01 per share if Mr. Rinberg leaves his position with the Company, such repurchase rights being pro-rated over the 24-month period beginning November 1, 2005. The shares were issued in May 2006. See Note 10.

8. INCOME TAXES

As at March 31, 2006, the Company has available net operating loss carry-forwards of approximately $4,122,000 to reduce future U.S. taxable income. These carry-forwards expire from 2020 to 2025.

As at March 31, 2006, the Company has available net operating loss carry-forwards of approximately $8,278,892 to reduce future Israeli taxable income.

9. COMMITMENTS AND CONTINGENCIES

Environmental Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells in the operation thereof. Although environmental assessments are conducted on all purchased properties, in the Company's acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Environmental Matters (Continued)

Should it be determined that a liability exists with respect to any environmental clean up or restoration, the liability to cure such a violation could fall upon the Company. No claim has been made, nor is the Company aware of any contingent demands relating thereto. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.

Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the "Petroleum Law"), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At March 31, 2006, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

Long Term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Ma'anit-Joseph license and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees.

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

10. SUBSEQUENT EVENTS

Following the balance sheet date, the Company (i) raised $99,000 from the sale of 18,000 shares of common stock; (ii) issued 6,000 shares of common stock for $30,000 upon the exercise of E warrants; (iii) issued 200,000 shares of common stock to a trust company for the benefit of Richard Rinberg; (iv) borrowed $62,500 on one-year notes from five shareholders; (v) issued 30,000 shares of common stock for $90,000 upon exercise of C warrants; and (vi) on July 5, 2006, options were awarded under the 2005 Stock Option Plan as follows: (a) to two directors for the purchase of 50,000 shares of common stock at $5.00 per share through December 31, 2008 at a value of $58,647; (b) to one employee for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 - these options will vest in three equal tranches of 26,667 shares each on January 1, 2007, on January 1, 2008 and on January 1, 2009 at a value of $193,600 that will be charged according to the vesting periods, and the options may not be exercised prior to July 1, 2007 (subject to deferral by the Company for a period of up to six months); and (c) to one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 - these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the grant date, on October 1, 2006, on October 1, 2007 and on October 1, 2008 at a value of $96,800 that will be charged according to the vesting periods, the options may not be exercised prior to July 1, 2007 (subject to deferral by the Company for a period of up to six months).

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

Overview

We are engaged in oil and natural gas exploration upon 219,000 acres of preliminary permit and exploration license areas in the State of Israel. During the six years between our formation and March 31, 2006, we have issued equity securities in the amount of $12,560,284 and have incurred an accumulated liability of $1,650,394 in order to operate our company and satisfy our work commitments under our agreements with the State of Israel. All of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

On January 25, 2006, we filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 and have since filed five amendments to that Statement for the registration of 2,672,000 shares of our common stock. This Registration Statement has not yet been declared effective by the Commission.

Neither our common stock nor our warrants are listed or traded on any stock exchange or organized market, and there is therefore no market for them.

Going Concern Basis

Our unaudited interim financial statements for the period ended March 31, 2006 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, insignificant revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Uncertainties about our ability to continue as a going concern would be significantly reduced upon the closing of the initial public offering, if successful.

Restatement of Prior Period Financial Statements

The financial statements for the period ended March 31, 2006 and for the period from inception (April 6, 2000) until March 31, 2006 have been restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned periods and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was $470,398 and $499,094 at March 31, 2006 and December 31, 2005, respectively.

Net cash provided by financing activities was $376,260 and $2,400,691 for the three months ended March 31, 2006 and 2005, respectively, of which $368,320 in 2006 and $2,426,691 in 2005 was from the sale of equity securities, net of equity sales costs. The remainder was provided by loans (less repayments of loans). Net cash used in investing activities was $247,586 and $759,482 for the three months ended March 31, 2006 and 2005, respectively, virtually all of which was used for capitalized exploration costs on the license.

On March 31, 2006, we had cash and cash equivalents in the amount of $500,000 and accounts payable within the next 90 days of approximately $125,000 for a net of approximately $375,000. If we are not successful in completing the minimum offering, we will not have sufficient liquidity to meet our cash requirements for the next year and may be forced to seek buyers for portions of our petroleum interests. If the minimum amount is raised in the offering described above and we are able to raise an additional approximate amount of $1,250,000 from additional sources (including the exercise of warrants expiring December 31, 2006), we should have sufficient funds to satisfy our cash requirements through June 2007.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company; however, drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Almost all of our net loss for the three months ended March 31, 2006, comes from general and administrative expenses. Such expenses totaled $476,897, consisting of $142,101 for legal and professional costs, $233,836 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $100,960.

ITEM 3.        CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were adequate.

We made no changes in our internal controls over financial reporting that occurred subsequent to the date of the evaluation of those controls by our Chief Executive Officer and principal financial officer that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

None.

ITEM 2.       CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of March 31, 2006)

1. Exercise of Outstanding Warrants. During the three months ended March 31, 2006, two of our shareholders exercised their rights under currently outstanding warrants to purchase 3,500 shares of common stock for cash consideration of $17,500. The sales of these securities were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All purchasers were existing stockholders of Zion and the shares purchased were purchased by way of warrants held by the stockholders that were acquired in the connection with their prior purchase or purchases of common stock. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

2. Issuance of Common Stock and Warrant to U.S. Residents. On January 14, 2006, we sold 48,000 shares of our common stock and "G Warrants" to purchase 3,125 shares of common stock to nine investors for a total consideration of $264,000. Of the total consideration, $253,000 was paid in cash by eight investors and $11,000 was paid by a cancellation of outstanding indebtedness owed by us to one of the investors. The G Warrants are exercisable at $5.50 per share commencing July 1, 2007 (as may be extended for up to six months by Zion) through December 31, 2008. None of the G Warrants has been exercised. The sales of these securities were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

3. Issuance of Common Stock and Warrants to Non-U.S. Residents. On January 14, 2006, we sold 20,000 shares of our common stock and G Warrants to purchase 4,000 shares of common stock to one investor for a total consideration of $110,000 in cash. The G Warrants are exercisable at $5.50 per share commencing July 1, 2007 (as may be extended forp to six months by Zion) through December 31, 2008. None of the G Warrants has been exercised. The sales of these securities were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside of the United States. The investor was a non-U.S. resident. We determined that the purchaser of securities described above was a sophisticated investor who had the financial ability to assume the risk of his total investment, acquired them for his own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to Regulation S, an effective registration statement under the Securities Act, or an exemption from such registration requirements.

4. Stock for Services. On January 14, 2006, we issued 500 shares of common stock valued at $2,750 to our Israeli controller for accounting services rendered. The sales of these securities was made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside of the United States. We determined that the purchaser of securities described above was a sophisticated non-U.S. resident who had the financial ability to assume the risk of his total investment, acquired them for his own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to Regulation S, an effective registration statement under the Securities Act, or an exemption from such registration requirements.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.       OTHER INFORMATION.

Registration Statement for an Initial Public Offering

On January 26, 2006, Zion filed a registration statement on Form SB-2 with the Securities and Exchange Commission ("SEC") for the offering and sale on a best efforts basis through Network 1 Financial Securities, Inc. ('Network 1") and other brokers dealers with which Network 1 (collectively, the "Network Group") of up to 2,000,000 shares of Zion's common stock ("Shares") for $7.00 per share. The registration statement has been subsequently amended five times and provides that, unless a minimum of 350,000 Shares are sold within 90 days of the effective date of the offering (which period may be extended subject to certain conditions for additional periods of up to 120 days), the offering will terminate. The Registration Statement includes 150,000 Shares to be gifted by executive officers of Zion and up to 521,200 Shares underlying certain outstanding warrants previously issued by Zion.

ITEM 6.       EXHIBITS

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Eugene A. Soltero	By:	/s/David Patir
	Eugene A. Soltero		David Patir, Senior Vice-President
	Chief Executive Officer (Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	September __, 2006	Date:	September __, 2006