Form 10-Q
period 2006-06-30
ZION OIL & GAS INC
filed 2006-09-14
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Transitional Small Business Disclosure Format (Check one): Yes__ No X

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	28
ITEM 2.	CHANGES IN SECURITIES
	Recent Sales of Unregistered Securities (as of June 30, 2006)	28
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28
ITEM 5.	OTHER INFORMATION	28
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
	Report on Form 8-K	28
	Exhibit Index	29

ZION OIL & GAS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR

THE SIX MONTHS ENDING

JUNE 30, 2006

INDEX TO INTERIM FINANCIAL STATEMENTS

ZION OIL & GAS, INC.
(A Development Stage Company)
Balance Sheets
	June 30,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$ 270,043	$ 1,141,029
Inventories	149,801	149,801
Prepaid expenses and other	20,551	25,396
Deferred offering costs	324,854	126,030
Deferred financing costs	2,815	19,695
Refundable value added tax	6,143	29,401
Total current assets	774,207	1,491,352

Unproved oil and gas properties, full cost method	8,170,385	7,692,500

Property and equipment
Net of accumulated depreciation of $14,371 and $5,843	52,453	48,852

Other assets
Assets held for severance benefits	8,979	6,544
Total other assets	8,979	6,544

Total assets	$ 9,006,024	$ 9,239,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related parties	$ 81,000	$ 81,000
Notes payable to other parties	62,500	-
Accounts payable	223,662	619,257
Accrued liabilities	198,764	292,001
Total current liabilities	565,926	992,258

Notes payable to related parties less current maturities	28,000	31,000

Provision for severance pay	54,434	48,318

Deferred officers compensation	1,343,757	929,007

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized;
June 30, 2006 - 8,017,788 shares; December 31, 2005 - 7,705,288 shares issued and outstanding	80,178	77,053
Additional paid in capital	12,721,047	11,991,988
Deficit accumulated in development stage	(5,787,318)	(4,830,376)
Total stockholders' equity	7,013,907	7,238,665

Total liabilities and stockholders equity	$ 9,006,024	$ 9,239,248

The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)
					Period from
					April 6, 2000
					(inception to)
	Three months ended June 30		Six months ended June 30		June 30
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Legal and professional	131,058	138,107	273,159	241,142	2,267,954
Salaries	203,563	242,785	437,399	284,017	1,899,417
Other	123,610	152,654	224,570	245,605	932,717
	458,231	533,546	935,128	770,764	5,100,088

Loss from operations	(458,231)	(533,546)	(935,128)	(770,764)	(5,100,088)

Other income (expense)
Termination of initial public offering	-	-	-	-	(507,380)
Interest expense, net	(12,238)	(19,660)	(21,814)	(20,385)	(179,850)

Loss before income taxes	(470,469)	(553,206)	(956,942)	(791,149)	(5,787,318)
Income tax	-	-	-	-	-

Net loss	(470,469)	(553,206)	(956,942)	(791,149)	(5,787,318)

Net loss per share of common stock -
Basic and diluted	(0.06)	(0.08)	(0.12)	(0.13)	(1.37)

Weighted-average shares outstanding -
Basic and diluted	7,873,425	6,628,947	7,801,981	6,316,788	4,237,175

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

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

				Deficit
				Accumulated
			Additional	in
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of shares on warrants exercised:
for cash	36,000	360	119,640	-	120,000

Issuance of shares and warrants in a private
offering that closed in March 2006:
for cash	66,000	660	362,340	-	363,000
for payment of accounts payable	2,500	25	13,725	-	13,750

Shares issued for services
provided by a director	200,000	2,000	123,000	-	125,000

Issuance of shares and warrants in a private offering	8,000	80	43,920	-	44,000

Value of options granted to employees	-	-	126,054	-	126,054
Costs associated with the issuance of shares	-	-	(59,620)	-	(59,620)

Net loss	-	-	-	(956,942)	(956,942)

Balances, June 30, 2006	8,017,788	$80,178	$12,721,047	($5,787,318)	$7,013,907

The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			Period from
	Six-month	Six-month	April 6, 2000
	period ended	period ended	(inception) to
	June 30, 2006	June 30, 2005	June 30, 2006

Cash flow from operating activities
Net Loss	$ (956,942)	$ (791,149)	$ (5,787,318)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	6,688	4,891	12,531
Officer, director and other fees, paid via common stock	251,054	153,950	1,429,150
Interest paid through issuance of common stock	-	-	17,500
Write-off of costs associated with public offering	-	-	507,380
Changes in assets and liabilities, net:
Increase in inventories	-	-	(149,801)
Prepaid expenses and other	4,845	(228,555)	(20,551)
Increase in deferred offering costs	(198,824)	(524)	(324,854)
Refundable Value-Added tax	23,258	(199,668)	(6,143)
Severance pay	3,681	5,634	45,455
Accounts payable	(381,845)	(541,035)	828,630
Accrued liabilities	(93,237)	535,836	198,764
Increase in deferred officer's compensation	414,750	518,743	1,343,757
Net cash used in operating activities	(926,572)	(541,877)	(1,905,500)

Cash flows from investing activities
Acquisition of property and equipment	(10,289)	-	(64,984)
Investment in oil and gas properties	(477,885)	(2,492,688)	(8,169,114)
Net cash used in investing activities	(488,174)	(2,492,688)	(8,234,098)

Cash flows from financing activities
Deferred financing cost on debt conversions, net	16,880	9,318	86,563
Loan proceeds-related parties	-	-	258,620
Loan principal repayments-related party	(3,000)	(26,000)	(112,160)
Loan proceeds - other	62,500	-	562,500
Proceeds from sale of stock	527,000	4,437,251	10,492,151
Financing costs of issuing stock	(59,620)	(164,080)	(878,033)
Net cash provided by financing activities	543,760	4,256,489	10,409,641

Net increase (decrease) in cash	(870,986)	1,221,924	270,043
Cash - beginning of period	1,141,029	468,409	-
Cash - end of period	$ 270,043	$ 1,690,333	$ 270,043

(Continued on following page)
The accompanying notes are an integral part of these statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

			Period from
	Six-month	Six-month	April 6, 2000
	period ended	period ended	(inception) to
	June 30, 2006	June 30, 2005	June 30, 2006
SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 10,227	$ 616	$ 44,884
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:
Payment of accounts payable through
issuance of preferred and common stock	13,750	40,000	950,218
Payment of note payable through issuance
of common stock	-	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for financing costs	-	-	381,549
Waived interest on debt conversion	-	-	4,039
Shares issued for services provided by director	125,000	-	166,666
Value of warrants and options granted to employees	126,054	22,950	469,412
Value of warrants granted to directors
and consultants	-	-	32,626
Deferred financing costs on debt conversions	16,880	-	82,524

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

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation (Continued)

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2005 (as restated). The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Abandonment of properties are accounted for as adjustments to capitalized costs with no loss recognized. During the six months ended June 30, 2006 and the year ended December 31, 2005 no unproved property was found to be impaired. The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

The company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $477,885 for the six month period ended June 30, 2006, $6,296,291 for the year ended December 31, 2005, and $1,396,209 from inception (April 6, 2000) to December 31, 2004.

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

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payments" (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the Company will recognize compensation cost for awards granted beginning January 1, 2006, based on the Black Scholes option-pricing model. Furthermore, with the exception of stock options granted to employees prior to July 15, 2003, the date of the first filing with the U.S. Securities and Exchange Commission (SEC) in connection with the Initial Public Offering (IPO), the Company will recognize cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, if any, as previously calculated and reported.

The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. On adoption of the modified prospective method in adopting SFAS 123R, the Company did not need to adjust the corresponding amounts included in these financial statements.

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

FIN 48 - Accounting for Uncertainty in Income Taxes: In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 58 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle.

The adoption of FIN 48 has had no effect on the Company's balance sheet or results of operations.

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

  The expenses in respect of severance pay for the three month period ended June 30, 2006 and for the year ended December 31, 2005 and the period from April 6, 2000 to June 30, 2006 amounted to $3,681, $10,457, $45,455 respectively.

  Withdrawals from the funds may be made only upon termination of employment.

  As of June 30, 2006 and December 31, 2005, the Company has a provision for severance pay of $54,434 and $48,318, respectively. As of June 30, 2006 and December 31, 2005 the Company has $8,979 and $6,544 respectively, deposited in funds managed by major Israeli banks which are earmarked to cover severance pay liability. Such deposits are not considered to be "plan assets" and are therefore included in other assets.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

4. UNPROVED OIL AND GAS PROPERTIES-FULL COST METHOD

Comprised as follows:

As of	As of
June 30	December 31
2006	2005
(Unaudited)	(Unaudited)

Drilling operations, completion costs and other related costs	$ 6,880,178	$ 6,642,101
Capitalized salary costs	591,573	512,109
Legal costs and license fees	430,939	284,186
Other costs	267,695	254,104

	$ 8,170,385	$ 7,692,500

5. STOCKHOLDERS' EQUITY

The Company has reserved 639,325 shares of common stock as of June 30, 2006 for the exercise of warrants and options. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive for all periods presented. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price	Number	Expiration
	Per Share ($)	of Shares	Date
To non-employees
	3.00	10,000	December 31, 2006
	5.00	10,000	December 31, 2008
To employees and directors
	4.00	75,000	December 31, 2006
	5.00	85,000	December 31, 2008
To investors
	5.00	439,700	December 31, 2006
	5.50	19,625	December 31, 2008
		639,325

The warrant transactions April 6, 2000 (inception) are shown in the table below:
Weighted
Number of	average
shares	exercise price

Granted from April 6, 2000 (inception) to December 31, 2004 to:
Employees, officers and directors	1,460,936	1.10
Others	816,667	2.06
Expired/canceled	(300,000)	1.00
Exercised	(1,000,269)	0.67
Outstanding, December 31, 2004	977,334	2.37

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

5. STOCKHOLDERS' EQUITY (CONTINUED)

Granted to:
Employees, consultants, officers and directors as part of compensation	120,000	4.79
Private placement investors	281,700	5.02
Expired/canceled	(40,333)	1.39
Exercised	(670,501)	1.58
Outstanding, December 31, 2005	668,200	4.78
Issued	7,125	5.50
Exercised	(36,000)	3.33
Outstanding, June 30, 2006	639,325	4.87
Exercisable, June 30, 2006	639,325	4.87

The following table summarizes information about stock warrants and options outstanding as of June 30, 2006:

	Shares underlying outstanding
	warrants and options (all fully vested)
		Weighted
		average	Weighted
Range of		remaining	average
exercise	Number	contractual	exercise
price ($)	outstanding	life (years)	price ($)

3.00	10,000	0.50	3.00
4.00	75,000	0.50	4.00
5.00	534,700	0.85	5.00
5.50	19,625	2.50	5.50

3.00 - 5.50	639,325		4.87

Fair Value of Warrants and Options

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the periods indicated, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Period from April 6,
2000 (inception)
to June 30,
2006
Weighted-average fair value of underlying stock at grant date ($)	3.00 - 5.50
Dividend yields	-
Expected volatility	28.2% - 40.0%
Risk-free interest rates	2.1% - 5.15%

Expected lives	1.74 - 5.00 years

Weighted Average grant date fair market value ($)	0.76

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

Period from April 6,
2000 (inception)
to June 30,
2006
Weighted-average fair value of underlying stock at grant date ($)	1.00 - 5.00
Dividend yields	-
Expected volatility	32.2% - 99.8%
Risk-free interest rates	2.8% - 4.42%

Contractual lives	0.56 - 3.17 years

Weighted Average grant date fair market value ($)	0.68

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

5. STOCKHOLDERS' EQUITY (CONTINUED)

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

During the first half of 2006 the Company (i) raised $407,000 from the sale of 74,000 shares of common stock and 7,125 G warrants; (ii) issued 2,500 shares of common stock for $13,750 in services; and (iii) issued 6,000 shares of common stock for $30,000 upon the exercise of E warrants; and (iv) issued 30,000 shares of common stock for $90,000 upon the exercise of $3.00 warrants.

Compensation Costs for Warrant and Option Issuances

The compensation cost of warrant and option issuances for the period ended June 30, 2006 and the year ended December 31, 2005 and for the period from April 6, 2000 (inception) to June 30, 2006 amounted to $91,512, $232,345 and $467,600, respectively.

As of June 30, 2006, there was $165,599 of unrecognized compensation cost, related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

Amount
July 1 - December 31, 2006,	$ 66,748
For the year ended December 31, 2007	72,111
For the year ended December 31, 2008	26,740
$165,599

2005 Stock Option Plan

During 2005, a stock option plan (the "Plan") was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan will be administered by the Board of Directors or one or more committees appointed by the board (the "Administrator").

The Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and will be available to residents of the United States, the State of Israel and other jurisdictions as determined by the administrator. The award of stock options under the Plan will be made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which shall be determined on behalf of the Company by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions. As of the date of authorization of these financial statements no awards have been made under the Plan. See Note 9.

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

Rappaport Loan

Notes payable to related parties includes a $75,000 note payable under a line of credit loan agreement with a shareholder of the Company. Any outstanding balance may be converted at the election of the lender to shares of common stock in increments of $5,000 at $4.00 per share. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 12,000 shares of common stock and warrants to purchase 5,000 shares of the Company's common stock. See Note 9.

Robert E. Render

During the six months ended June 30, 2006, Mr. Render provided $15,000 of consulting services to the Company.

Richard J. Rinberg

In connection with arranging the "$300,000 loans", Mr. Richard J. Rinberg, prior to becoming a director, received a $7,500 fee paid in 2,500 shares of common stock.

During October 2005 Mr. Richard J. Rinberg was elected President of the Company and the board of directors approved an award to Mr. Rinberg of 200,000 shares of common stock valued at $500,000 as compensation for the two year period beginning November 1, 2005, subject to restrictions and vesting requirements. The company received a valuation from a firm of external valuers supporting this valuation. The Rinberg shares are subject to repurchase by the Company at $0.01 per share if Mr. Rinberg leaves his position with the Company, such repurchase rights being pro-rated over the 24-month period beginning November 1, 2005. In May 2006, the Company issued 200,000 shares of common stock to a trust company for the benefit of Richard Rinberg.

Other issuances

In respect of issuances to John Brown (related party) see Note 5.

7. INCOME TAXES

As at June 30, 2006, the Company has available net operating loss carry-forwards of approximately $4,953,000 to reduce future U.S. taxable income. These carry-forwards expire from 2020 to 2025.

As at June 30, 2006, the Company has available net operating loss carry-forwards of approximately $8,755,000 to reduce future Israeli taxable income.

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

Notes Payable to Other Parties

During May and June 2006, the Company borrowed $62,500 from five other parties. The notes payable are for a one-year period and bear interest at the rate of 8.00% per annum.

9. SUBSEQUENT EVENTS

Following the balance sheet date, the Company (i) raised $55,000 from the sale of 10,000 shares of common stock; (ii) issued 3,500 shares of common stock for $17,500 upon the exercise of E warrants; (iii) on July 5, 2006, options were awarded under the 2005 Stock Option Plan as follows: (a) to two directors for the purchase of 50,000 shares of common stock at $5.00 per share through December 31, 2008 at a value of $58,647; (b) to one employee for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in three equal tranches of 26,667 shares each on January 1, 2007, on January 1, 2008 and on January 1, 2009 at a value of $193,600 that will be charged according to the vesting periods, and the options may not be exercised prior to July 1, 2007 subject to deferral by the Company for a period of up to six months); and (c) to one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the grant date, on October 1, 2006, on October 1, 2007 and on October 1, 2008 at a value of $96,800.

ZION OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

9. SUBSEQUENT EVENTS (CONTINUED)

that will be charged according to the vesting periods, the options may not be exercised prior to July 1, 2007 subject to deferral by the Company for a period of up to six months); (iv) on July 31, 2006, the Rappaport loan (see Note 6) was further extended to a date 15 days following the initial closing of a public offering. In connection with this extension, the interest rate on the facility was increased to 12% per annum and Ms. Rappaport's option to convert monies outstanding under the facility to equity securities was mutually cancelled.

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

Overview

We are engaged in oil and natural gas exploration upon 219,000 acres of preliminary permit and license areas in the State of Israel. During the six years and three months between our formation and June 30, 2006, we have issued equity securities in the amount of $12,801,225 and have incurred an accumulated liability of $1,992,117 in order to operate our company and satisfy our work commitments under our agreements with the State of Israel. All of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

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

Going Concern Basis

Our unaudited interim financial statements for the period ended June 30, 2006 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, insignificant revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty. Uncertainties about our ability to continue as a going concern would be significantly reduced upon the closing of the initial public offering, if successful.

Liquidity and Capital Resources

Working capital (current assets minus current liabilities) was $208,281 and $499,094 at June 30, 2006 and December 31, 2005, respectively.

Net cash provided by financing activities was $543,760 and $4,256,489 for the six months ended June 30, 2006 and 2005, respectively, of which $467,380 in 2006 and $4,273,171 in 2005 was from the sale of equity securities, net of equity sales costs. The remainder was provided by loans (less repayments of loans). Net cash used in investing activities was $488,174 and $2,492,688 for the six months ended June 30, 2006 and 2005, respectively, virtually all of which was used for capitalized exploration costs on the license.

On June 30, 2006, we had cash and cash equivalents in the amount of $270,000 and accounts payable within the next 90 days of approximately $220,000 for a net of approximately $50,000. If we are not successful in completing the minimum offering, we will not have sufficient liquidity to meet our cash requirements for the next year and may be forced to seek buyers for portions of our petroleum interests. If the minimum amount is raised in the offering described above and we are able to raise an additional approximate amount of $1,250,000 from additional sources (including the exercise of warrants expiring December 31, 2006), we should have sufficient funds to satisfy our cash requirements through June 2007.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company; however, drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Almost all of our net loss for the six months ended June 30, 2006, comes from general and administrative expenses. Such expenses totaled $935,128, consisting of $273,159 for legal and professional costs, $437,399 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $224,570.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of June 30, 2006)

1. Exercise of Outstanding Warrants.During the three months ended June 30, 2006, two of our shareholders exercised their rights under currently outstanding warrants to purchase 32,500 shares of common stock for cash consideration of $102,500. The sales of these securities were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. All purchasers were existing stockholders of Zion and the shares purchased were purchased by way of warrants held by the stockholders that were originally issued in the connection with the purchase of notes payable issued by Zion or purchases of our common stock. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

2. President's Stock Award. Effective November 1, 2005, Mr. Richard Rinberg was elected our president. On May 22, 2006, In connection with this appointment, ESOP Trust Company (for the benefit of Mr. Rinberg) was issued 200,000 shares of Zion common stock, subject to certain pro-rated vesting requirements over the two year retention period and voting agreement requirements. Due to the nature of the restrictions and requirements related to the stock, the transaction was valued at $500,000, pro rated at $20,833 per month for the twenty-four month period commencing November 1, 2005. If Mr. Rinberg's retention is terminated prior to the end of the term, the company shall have the right to repurchase the unearned shares at par. The issuance of the shares of common stock was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. The purchaser of the securities is a director and executive officer of Zion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

The financial statements for the years ended December 31, 2005 (previously unaudited) and 2004 and for the period from inception (April 6, 2000) until December 31, 2004 have been restated because we determined that we had not correctly recorded at fair value equity instruments issued to employees and non-employees for services rendered and in consideration for debt issuances and modifications for the period from inception until December 31, 2005. The net effect of the restatement increases: (i) total assets as of December 31, 2005 and 2004, respectively, by $20,966 (0.23%) and $10,589 (0.55%); (ii) net loss for the period from inception (April 6, 2000) until December 31, 2005 and 2004, respectively, by $425,271 (9.65%) and $175,835 (5.77%); (iii) additional paid-in-capital as of December 31, 2005 and 2004, respectively, by $446,237 (3.87%) and $186,424 (5.04%); and (iv) total stockholders' equity as of December 31, 2005 and 2004, respectively, by $20,966 (0.29%) and $10,589 (1.51%).

ITEM 6. EXHIBITS.

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