Form 10KSB/A
period 2005-12-31
ZION OIL & GAS INC
filed 2006-09-19
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-KSB/A

AMENDMENT #1 TO ANNUAL REPORT

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

EXPLANATORY NOTE

This is Amendment No. 1 to the Zion Oil & Gas, Inc. Annual Report on Form 10-KSB, as originally filed on Sepember 14, 2006. This Amendment #1:(i) revises Item 5 of part II - Market for the Company's Common Stock and Related Stockholder Matters (to correct an error in the table at "Employee and Director Warrants" as a result of which the value of options granted to one of our officers was understated by $200); (ii) modifies Item 7 of Part II - Financial Statements as described in the following sentence; and (iii) modifies and expands the disclosure relating to Item 8A of Part II - Controls and Procedures. While our Financial Statements (as restated) for the year ended December 31, 2005 are included in full, the only changes are: (i) deletion of superfluous row in the balance sheets; (2) correction of a word in Note 2; (iii) additional disclosure relating to warrants and options in Note 5; and (iv) corrections of minor typographical errors. Otherwise the Financial Statements and the Notes included herein are identical to those filed in the Annual Report on Form 10-SKB as originally filed on September 14.

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

Name	$4.00 Warrants	$5.00 Warrants	$5.00 Options	Value($)	Date [Authorized]-Issued
James Barron	25,000			22,950	4/4/2005
Paul Oroian		25,000		29,325	10/27/2005
Kent Siegel		25,000		29,325	10/27/2005
Z. Sheldon Fink		25,000		29,325	10/27/2005
Eitan Lubitch		10,000		11,730	10/27/2005
Yehezkel Druckman			25,000*	29,324	[10/27/2005]-7/05/2006

Forrest Garb	25,000*	29,324	[10/27/2005]-7/05/2006
David Patir	80,000**	193,600	[10/27/2005]-7/05/2006
Stephen Pierce	40,000***	96,800	[10/27/2005]-7/05/2006

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

ITEM 8A: CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2005, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

In June 2006, during the completion of the audit for 2005, our chief executive officer, our chief financial officer and our audit committee concluded that we needed to restate certain of our financial statements to correct errors in the application of accounting principles with respect to the accounting for equity instruments issued to employees and non-employees: (i) for services rendered and (ii) in consideration for debt issuances and modifications, for the period from inception (April, 2000) until December 31, 2005. As a result, we restated our previously audited financial statements for the year ended December 31, 2004, our previously unaudited financial statements for the year ended December 31, 2005 and our unaudited financial statements for the quarter ended March 31, 2006 (both of which unaudited financial statements were filed in a Form SB-2/A dated May 24, 2006).

The restatements for 2004 and 2005 are described in more detail in Note 3 to the financial statements included in Form 10-KSB filed on September 14, 2006. The restatements for March 31, 2006 are described in more detail in Note 3 to the financial statements included in Form 10-QSB/A filed on September 18, 2006.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, our chief executive officer and our chief financial officer have now concluded that there were material weaknesses in our internal controls over financial reporting, as of December 31, 2005.

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our chief executive officer and our chief financial officer identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

  We did not have adequate financial personnel to identify and properly apply U.S. generally accepted accounting principles to equity instruments issued to employees and non-employees, and

  We did not maintain effective policies and procedures governing the financial close and reporting process. This deficiency resulted in a lack of management oversight and review procedures over preparation of our financial statements

  We believe that the material weaknesses related to the issues described above are in the process of being remedied as a result of procedures that have been implemented subsequent to December 31, 2005, including; (i) the hiring of a chief financial officer with CPA credentials on a full time basis effective January 1, 2006; and (ii) direct participation of our chief financial officer in the preparation of our audit work papers

  In connection with the filing of this Form 10-KSB/A, our chief executive officer and our chief financial officer have re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Because of the material weakness discussed above, our chief executive officer and our chief financial officer have now concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

  There were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the three months ended December 31, 2005.

  PART III

  ITEM 13. EXHIBITS

  Exhibit Index
Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc.
3.2*	Amended and Restated Bylaws of Zion Oil & Gas, Inc.
8.1*	Valuation report of Hill, Schwartz, Spilker, Keller, LLC
9.1*	Stockholders' and Voting Agreement (with John M. Brown)
9.2*	Stockholders' and Voting Agreement (with Ralph DeVore)
9.3*	2005 Stockholders' and Voting Agreements
9.4*	Rinberg - Brown Voting Agreement
10.1*	Ma'anit-Joseph License, as extended and supplemented
10.2*	Asher Preliminary Permit
10.3*	Amended and Restated Underwriting Agreement
10.4*	Escrow Agreement
10.5*	Executive Employment and Retention Agreements
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
(v) Retention Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Philip L. Mandelker
(iv) Employment Agreement dated as of October 1, 2005, between Zion Oil & Gas, Inc. and David Patir
(vii) Retention and Management Services Agreement dated as of November 1, 2005, between Zion Oil & Gas and Richard Rinberg
10.6*	2005 Stock Option Plan
14.1*	Code of Ethics

16.1*	Letter on Change in Certifying Accountant
23.1*	Consent of Hill, Schwartz, Spilker, Keller, LLC
24.1*	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

  *Previously submitted

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Eugene A. Soltero	By:	/s/David Patir
	Eugene A. Soltero Chief Executive Officer (Principal Executive Officer)		David Patir Senior Vice-President (Principal Financial and Accounting Officer)
Date:	September 19, 2006	Date:	September 19, 2006

  In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:
/s/ John M. Brown John M. Brown	Chairman of the Board	September 19, 2006

/s/ E. A. Soltero Eugene A. Soltero	Chief Executive Officer and Director	September 19, 2006

* Richard Rinberg	President and Director	September 19,2006

* Glen H. Perry	Executive Vice President and Director	September 19, 2006

* Philip Mandelker	General Counsel, Secretary and Director	September 19, 2006

* Robert Render	Director	September 19, 2006

* Yehezkel Druckman	Director	September 19, 2006

* Forrest A. Garb	Director	September 19, 2006

* Paul Oroian	Director	September 19, 2006

* Kent S. Siegel	Director	September 19, 2006

* James (Andy) Barron	Director	September 19, 2006

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

  Transactions in foreign currency (primarily in New Israeli Shekels - "NIS") are recorded at the exchange rate as of the transaction date except for activities relating to balance sheet items which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non monetary assets and liabilities denominated in foreign currency are translated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

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

  ZION OIL & GAS, INC.
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

  Statement of Operations
			Inception (April 6, 2000)
Year ended December 31, 2004			until December 31, 2004
As previously	Adjustments	As restated	As previously	Adjustments	As restated
reported	(1)		reported	(1)

Revenues	$ -	$ -	$ -	$ -	$ -	$ -

General and
administrative expenses
Legal and professional	431,457	-	431,457	1,447,443	58,167	1,505,610
Salaries	452,149	40,625	492,774	575,479	81,576	657,055
Other	247,904	-	247,904	461,842	-	461,842
	1,131,510	40,625	1,172,135	2,484,764	139,743	2,624,507

Loss from operations	(1,131,510)	(40,625)	(1,172,135)	(2,484,764)	(139,743)	(2,624,507)

Other income (expense)
Termination of initial
public offering	(507,380)	-	(507,380)	(507,380)	-	(507,380)
Interest expense, net	(36,354)	(21,065)	(57,419)	(57,683)	(36,092)	(93,775)

Loss before income taxes	(1,675,244)	(61,690)	(1,736,934)	(3,049,827)	(175,835)	(3,225,662)
Income tax	-	-	-	-	-	-

Net loss	$(1,675,244)	$ (61,690)	$(1,736,934)	$(3,049,827)	$ (175,835)	$(3,225,662)

Net loss per share of
common stock - basic
and diluted	$ (0.34)	$ (0.01)	$ (0.35)	$ (0.92)	$ (0.05)	$ (0.97)
Weighted-average shares
outstanding - basic and
diluted	4,985,392	-	4,985,392	3,328,719	-	3,328,719

  ZION OIL & GAS, INC.
  (A Development Stage Company)
  NOTES TO FINANCIAL STATEMENTS

  3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

  Balance sheet
As of December 31, 2004
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
As of December 31, 2005
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
		668,200

  The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

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

  The total intrinsic value of warrants and options exercised during the years ended December 31, 2005 and 2004, and from April 6, 2000 (inception) to December 31, 2005 was $106,559, $34,512 adn $158,905, respectively.

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
*Restated (see Note 3)

  Compensation costs for Warrant and Option Issuances

  The compensation cost of warrant and option issuances for the years ended December 31, 2005 and 2004 and for the period from April 6, 2000 (inception) to December 31, 2005 amounted to $232,345, $40,625 and $376,088, respectively.

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