Form 10QSB/A
period 2006-03-31
ZION OIL & GAS INC
filed 2006-09-19
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB/A

(Mark One)

[X] First Amended Quarterly report pursuant to Section 13 or 15(d) of the Securities

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

EXPLANATORY NOTE

This is Amendment No. 1 to the Zion Oil & Gas, Inc. Quarterly Report on Form 10-QSB for the three months ended March 31, 2006, as originally filed on September 14, 2006. This Amendment #1 modifies and expands the disclosure relating to Item 3 of Part I-- Controls and Procedures, and provides more details about the restatement of prior financial statements in Item 5 of Part II-Other Information. There have also been a small number of minor clarifications to certain of the disclosures at Item 2 of Part I - Management's Discussion and Analysis or Plan of Operation at "Overview", "Going Concern Basis" and "Liquidity and Capital Resources". Minor revisions and adjustments were made to the "Financial Statements" in Item 1 of Part I to certain numbers in the comparative Statements of Operations and Statements of Cash Flows for the three month period ending March 31, 2005. Corrections were made to Notes 2, 3 and 6 of the Financial Statements to add information relating to the comparative fiscal period in 2005 (including details of the restatement of the financial statements for the three months ending March 31, 2005). Disclosure was added to note 6 about the intrinsic value of warrants and options exercised. Note 8 (Income Taxes) to the Financial Statements presented in the Quarterly Report filed on September 14, was deleted and certain technical changes in the presentation of the financial statements were made. We also deleted certain information not required in this form relating to Issued Accounting Standards. The Form 10-QSB we filed on September 14 was filed prior to our independent accountants having completed their quarterly procedures.

INDEX

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets -March 31, 2006 unaudited (as restated) and December 31, 2005 (as restated).	3
	Statements of Operations for the three months ended March 31, 2006 (as restated) and 2005, and period from April 6, 2000 (inception) to March 31, 2006 (as restated).	4
	Statements of Changes in Stockholders' Equity for the three months ended March 31, 2006 (as restated), and period from April 6, 2000 (inception) to March 31, 2006 (as restated).	5
	Statements of Cash Flows for the for the three months ended March 31, 2006 and 2005, and period from April 6, 2000. (inception) to March 31, 2006 (as restated).	12
	Notes to Financial Statements	14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	29
ITEM 3.	CONTROLS AND PROCEDURES	30

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 2.	CHANGES IN SECURITIES
	Recent Sales of Unregistered Securities (as of March 30, 2006)	31
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
ITEM 5.	OTHER INFORMATION
	Registration Statement for an Initial Public Offering	32
	Non-Reliance on Previously Issued Financial Statements or Related Audit Reports	32
	Revision of First Quarter Financial Statements filed in Form 10-QSB on September 14, 2006	32
ITEM 6.	EXHIBITS
	Exhibit Index	33

ZION OIL & GAS, INC.

(A Development Stage Company)

UNAUDITED INTERIM FINANCIAL STATEMENTS

FOR

THE THREE MONTHS ENDING

MARCH 31, 2006

INDEX TO UNAUDITED INTERIM FINANCIAL STATEMENTS

ZION OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
	March 31, 2006	December 31, 2005
	As restated*
Current assets
Cash and cash equivalents	$ 501,385	$ 1,141,029
Inventories	149,801	149,801
Prepaid expenses and other	21,125	25,396
Deferred offering costs	205,515	126,030
Deferred financing costs	11,255	19,695
Refundable value added tax	11,469	29,401
Total current assets	900,550	1,491,352

Unproved oil and gas properties, full cost method	7,929,797	7,692,500

Property and equipment
Net of accumulated depreciation of $8,953 and $5,843	56,031	48,852

Other assets
Assets held for severance benefits	7,451	6,544

Total assets	$ 8,893,829	$ 9,239,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related parties	$ 81,000	$ 81,000
Accounts payable	124,811	619,257
Accrued liabilities	224,341	292,001
Total current liabilities	430,152	992,258

Notes payable to related parties less current maturities	30,500	31,000

Provision for severance pay	51,359	48,318

Deferred officers compensation	1,138,383	929,007

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized;
March 31, 2006 - 7,777,288 shares; December 31, 2005 - 7,705,288 shares issued and outstanding	77,773	77,053
Additional paid in capital	12,482,511	11,991,988
Deficit accumulated in development stage	(5,316,849)	(4,830,376)
Total stockholders' equity	7,243,435	7,238,665

Total liabilities and stockholders equity	$ 8,893,829	$ 9,239,248

*Restated (see Note 3)
The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)

	Three-month	Three-month	Period from
	period ended	period ended	April 6, 2000 (inception)
	March 31, 2006	March 31, 2005	to March 31, 2006
	As restated*	As restated*	As restated*

Revenue	$ -	$ -	$ -

General and administrative expenses
Legal and professional	142,101	103,035	2,136,896
Salaries	233,836	41,232	1,695,854
Other	100,960	92,989	809,107
	476,897	237,256	4,641,857

Loss from operations	(476,897)	(237,256)	(4,641,857)

Other income (expense)
Termination of initial public offering	-	-	(507,380)
Interest expense, net	(9,576)	(4,659)	(167,612)

Loss before income taxes	(486,473)	(242,640)	(5,316,849)
Income tax	-	-	-

Net loss	$ (486,473)	$ (242,640)	$ (5,316,849)

Net loss per share of common stock- Basic and diluted	$ (0.06)	$ (0.04)	$ (1.30)

Weighted average shares outstanding - Basic and diluted	7,729,744	6,558,288	4,085,803

*Restated (see Note 3)
The accompanying notes are an integral part of these unaudited interim financial statements.

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

(Continued on following page)
The accompanying notes are an integral part of these unaudited interim financial statements.

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

(Continued on following page)

The accompanying notes are an integral part of these unaudited interim financial statements.

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

(Continued on following page)

The accompanying notes are an integral part of these unaudited interim financial statements.

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

(Continued on following page)
The accompanying notes are an integral part of these unaudited interim financial statements.

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

(Continued on following page)
The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
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

*Restated (see Note 3)
The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
			Period from
	Three-month	Three-month	April 6, 2000
	period ended	period ended	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
	*As Restated	*As Restated	*As Restated

Cash flow from operating activities
Net Loss	$ (486,473)	$ (242,640)	$ (5,316,849)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,110	38	8,953
Officer, director and other fees, paid via common stock	109,173	30,000	1,287,269
Interest paid through issuance of common stock	-	-	17,500
Write-off of costs associated with public offering	-	-	507,380
Changes in assets and liabilities, net:
Increase in inventories	-	-	(149,801)
Prepaid expenses and other	4,271	(27,786)	(21,125)
Increase in deferred offering costs	(79,485)	-	(205,515)
Refundable Value-Added tax	17,932	(121,559)	(11,469)
Severance pay	2,134	-	43,908
Accounts payable	(480,696)	35,913	729,779
Accrued liabilities	67,660	41,548	224,341
Increase in deferred officer's compensation	209,376	-	1,138,383
Net cash used in operating activities	(768,318)	(284,486)	(1,747,246)

Cash flows from investing activities
Acquisition of property and equipment	(10,289)	(151,680)	(64,984)
Investment in oil and gas properties	(237,297)	(607,802)	(7,928,526)
Net cash used in investing activities	(247,586)	(759,482)	(7,993,510)

Cash flows from financing activities
Deferred financing cost on debt conversions	8,440	4,659	78,123
Loan proceeds-related parties	-	-	258,620
Loan principal repayments-related party	(500)	(26,000)	(109,660)
Loan proceeds - other	-	-	500,000
Proceeds from sale of stock	380,500	2,478,886	10,289,651
Financing costs of issuing stock	(12,180)	(52,195)	(774,593)
Net cash provided by financing activities	376,260	2,405,350	10,242,141

Net increase (decrease) in cash	(639,644)	1,361,382	501,385
Cash - beginning of period	1,141,029	468,409	-
Cash - end of period	$ 501,385	$ 1,829,791	$ 501,385

*Restated (see Note 3)
(Continued on following page)
The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

			Period from
	Three-month	Three-month	April 6, 2000
	period ended	period ended	(inception) to
	March 31, 2006	March 31, 2005	March 31, 2006
	As restated*	As restated*	As restated*
SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 8,589	$ 3,325	$ 43,246
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:
Payment of accounts payable through
issuance of preferred and common stock	13,750	21,001	950,248
Shares to be issued for services provided by director	62,499	-	104,165
Payment of note payable through issuance
of common stock	-	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for financing costs	-	-	381,549
Waived interest on debt conversion	-	-	4,039
Value of warrants and options granted to employees	46,674	-	390,032
Value of warrants granted to directors
and consultants	-	-	32,626
Deferred financing costs on debt conversions	8,440	4,659	74,084

*Restated (see Note 3)
The accompanying notes are an integral part of these unaudited interim financial statements

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

Effective August 1, 2005, the Company received formal notification and documentation from the Minister of National Infrastructures and the Petroleum Commissioner granting the Company's application for a Preliminary Permit with Priority Rights for an area covering approximately 121,100 acres abutting on and immediately to the north of the Ma'anit-Joseph License. The permit is designated the "Asher" Permit and covers lands on Israel's coastal plain and Mt. Carmel range. The Asher Permit is for an 18-month period and is subject to a work program, with an estimated total cost as adjusted for the amended work program of $265,000, which requires the Company to perform certain geological and geophysical work. Upon satisfactory performance in accordance with the work program, as may be amended, on May 16, 2006, the Company will have priority rights for the grant of an exploration license for a period of up to seven years for a portion of the Asher Permit area not to exceed 400,000 dunam (approximately 98,800 acres) subject to the fulfillment of the requirements of the Petroleum Law. Work on the program is in progress.

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

The company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $237,297 and $607,802 for the three month periods ended March 31, 2006 and 2005, respectively and $7,929,797 from inception (April 6, 2000) to March 31, 2006.

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

Adoption of Recently Issued Accounting Standards

SFAS 123R - Share Based Payments: Prior to January 1, 2006, the Company applied the fair-value based method of accounting for all of its stock-based compensation plan in accordance with the provisions of Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123")

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of Recently Issued Accounting Standards (Continued)

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

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the Company will recognize compensation cost for awards granted beginning January 1, 2006, based on the Black Scholes option-pricing model.

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

The adoption of SFAS 153 has had no effect on the Company's balance sheet or results of operations.

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

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The financial statements for the period ended March 31, 2006, for the period ended March 31, 2005, and for the period from inception (April 6, 2000) until March 31, 2006 have been restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned periods and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

The following tables present the impact of the restatement on the Company's previously presented unaudited statements of operations for the three month periods ended March 31, 2006 and 2005, respectively, and the period from inception (April 6, 2000) to March 31, 2006 and on the balance sheet as of March 31, 2006.

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
Period ended March 31, 2005
As previously	Adjustments	As restated
reported	(1)

Revenues	$ -	$ -	$ -

General and
administrative expenses
Legal and professional	103,035	-	103,035
Salaries	41,232	-	41,232
Other	92,951	38	92,989
	237,218	38	237,256

Loss from operations	(237,218)	(38)	(237,256)

Other income (expense)
Termination of initial
public offering	-	-	-
Interest expense, net	(725)	(4,659)	(5,384)

Loss before income taxes	(237,943)	(4,697)	(242,640)
Income tax	-	-	-

Net loss	$(237,943)	$ (4,697)	$(242,640)

Net loss per share of
common stock - basic
and diluted	$ (0.04)	$ -	$ (0.04)
Weighted-average shares
outstanding - basic and
diluted	6,558,288	-	6,558,288

(1)Adjustments reflect additional expense related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications and reclassification. See also restated Notes 5 and 6.

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statement of Operations
			Inception (April 6, 2000)
Period ended March 31, 2006			to March 31 2006
As previously	Adjustments	As restated	As previously	Adjustments	As restated
reported	(1)		reported	(1)

Revenues	$ -	$ -	$ -	$ -	$ -	$ -

General and
administrative expenses
Legal and professional	142,101	-	142,101	2,078,729	58,167	2,136,896
Salaries	187,162	46,674	233,836	1,351,759	344,095	1,695,854
Other	100,960	-	100,960	809,107	-	809,107
	430,223	46,674	476,897	4,239,595	402,262	4,641,857

Loss from operations	(430,223)	(46,674)	(476,897)	(4,239,595)	(402,262)	(4,641,857)

Other income (expense)
Termination of initial
public offering	-	-	-	(507,380)	-	(507,380)
Interest expense, net	(1,134)	(8,440)	(9,574)	(89,487)	(78,123)	(167,610)

Loss before income taxes	(431,357)	(55,114)	(486,471)	(4,836,462)	(480,385)	(5,316,847)
Income tax	-	-	-	-	-	-

Net loss	$(431,357)	$ (55,114)	$(486,471)	$(4,836,462)	$ (480,385)	$(5,316,847)

Net loss per share of
common stock - basic
and diluted	$ (0.06)	$ -	$ (0.06)	$ (1.18)	$ (0.12)	$ (1.30)
Weighted-average shares
outstanding - basic and
diluted	7,729,744	-	7,729,744	4,085,803	-	4,085,803

(1)Adjustments reflect additional expense related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications and reclassification. See also restated Notes 5 and 6.

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

(1)Adjustments reflect additional expense related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications and reclassification. See also restated Notes 5 and 6.

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

5. UNPROVED OIL AND GAS PROPERTIES-FULL COST METHOD

Comprised as follows:
As of March 31 2006	As of December 31 2005
*As restated

Drilling operations, completion costs and other related costs	$ 6,774,056	$ 6,642,101
Capitalized salary costs	555,732	512,109
Legal costs and license fees	341,312	284,186
Other costs	258,697	254,104

	$ 7,929,797	$ 7,692,500
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

The warrant and optiontransactions since April 6, 2000 (inception) are shown in the table below:
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

The total intrinsic value of warrants and options exercised during the three-month periods ended March 31,2006 and 2005, and from April 6 2000 (inception) to March 31, 2006, was $0, $53273 and $158,905, respectively.

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

Fair Value of Warrants and Options

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the periods indicated, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

		Period from April 6,
		2000 (inception)
	to March 31,	to March 31,
	2006	2006
	As restated*	As restated*
Weighted-average fair value of underlying stock at grant date ($)	5.50	3.00 - 5.50
Dividend yields	-	-
Expected volatility	40.0%	28.2% - 40.0%
Risk-free interest rates	5.15%	2.1% - 5.15%

Expected lives	4.76 years	1.74 - 5.00 years

Average grant date fair market value	-	0.76
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
2000 (inception)
to March 31,
2006
As restated*
Weighted-average fair value of underlying stock at grant date ($)	1.00 - 5.00
Dividend yields	-
Expected volatility	32.2% - 99.8%
Risk-free interest rates	2.8% - 4.42%

Contractual lives	0.56 - 3.17 years

Average grant date fair market value	0.68
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

Compensation Costs for Warrant and Option Issuances

The compensation cost of warrant and option issuances for the three month periods ended March 31, 2006 and 2005 and for the period from April 6, 2000 (inception) to March 31, 2006 amounted to $46,674, $0 and $442,762 respectively.

As of March 31, 2006, there was $217,734 of unrecognized compensation cost, related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

For the year ended
December 31,	Amount
2006	$ 116,410
2007	73,915
2008	27,409
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

During October 2005 Mr. Richard J. Rinberg was elected President of the Company and the board of directors approved an award to Mr. Rinberg of 200,000 shares of common stock valued at $500,000 as compensation for the two year period beginning November 1, 2005, subject to restrictions and vesting requirements. The company received a valuation from a firm of external valuers supporting this valuation. The Rinberg shares are subject to repurchase by the Company at $0.01 per share if Mr. Rinberg leaves his position with the Company, such repurchase rights being pro-rated over the 24-month period beginning November 1, 2005. The shares were issued in May 2006. See Note 9.

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

9. SUBSEQUENT EVENTS

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

Overview

We are engaged in oil and natural gas exploration upon 219,000 acres of preliminary permit and exploration license areas in the State of Israel. During the six years between our formation and March 31, 2006, we have issued equity securities in the amount of $12,560,284 and have incurred total liabilities of $1,650,394 in order to operate our company and satisfy our work commitments under our agreements with the State of Israel. As of March 31, 2006, all of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

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

Restatement of Prior Period Financial Statements

The financial statements for the periods ended March 31, 2006 and 2005 and for the period from inception (April 6, 2000) until March 31, 2006 and 2005 have been restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned periods and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

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

On March 31, 2006, we had cash and cash equivalents in the amount of $500,000 and accounts payable within the next 90 days of approximately $125,000 for a net of approximately $375,000. If we are not successful in raising approximately $3,250,000 of additional funds during the next year, we will not have sufficient liquidity to meet our cash requirements for the next year and may be forced to seek buyers for portions of our petroleum interests.

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

ITEM 3.        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of the end of the quarterly period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

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

The restatements for 2004 and 2005 are described in more detail in Note 3 to the financial statements included in Form 10-KSB filed on September 14, 2006. The restatements for March 31, 2006 are described in more detail in Note 3 to the financial statements included in Item 1 of Part I above.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, our chief executive officer and our chief financial officer have now concluded that there were material weaknesses in our internal controls over financial reporting, as of March 31, 2006.

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our chief executive officer and our chief financial officer identified the following material weaknesses in internal control over financial reporting as of March 31, 2006:

  We did not have adequate financial personnel to identify and properly apply U.S. generally accepted accounting principles to equity instruments issued to employees and non-employees, and

  We did not maintain effective policies and procedures governing the financial close and reporting process. This deficiency resulted in a lack of management oversight and review procedures over preparation of our financial statements

We believe that the material weaknesses related to the issues described above are in the process of being remedied as a result of procedures that have been implemented subsequent to March 31, 2006, including participation of our new full-time chief financial officer in the preparation of our audit work papers during the period April through June 2006.

In connection with the filing of this Form 10-QSB/A, our chief executive officer and our chief financial officer have re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Because of the material weakness discussed above, our chief executive officer and our chief financial officer have now concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

There were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the quarter ended March 31, 2006.

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

2. Issuance of Common Stock and Warrants to U.S. Residents. On January 14, 2006, we sold 48,000 shares of our common stock and "G Warrants" to purchase 3,125 shares of common stock to nine investors for a total consideration of $264,000. Of the total consideration, $253,000 was paid in cash by eight investors and $11,000 was paid by a cancellation of outstanding indebtedness owed by us to one of the investors. The G Warrants are exercisable at $5.50 per share commencing July 1, 2007 (as may be extended for up to six months by Zion) through December 31, 2008. None of the G Warrants have been exercised. The sales of these securities were made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. We determined that the purchasers of securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

3. Issuance of Common Stock and Warrants to Non-U.S. Residents. On January 14, 2006, we sold 20,000 shares of our common stock and G Warrants to purchase 4,000 shares of common stock to one investor for a total consideration of $110,000 in cash. The G Warrants are exercisable at $5.50 per share commencing July 1, 2007 (as may be extended forp to six months by Zion) through December 31, 2008. None of the G Warrants have been exercised. The sales of these securities were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside of the United States. The investor was a non-U.S. resident. We determined that the purchaser of securities described above was a sophisticated investor who had the financial ability to assume the risk of his total investment, acquired them for his own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to Regulation S, an effective registration statement under the Securities Act, or an exemption from such registration requirements.

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

Non-Reliance on Previously Issued Financial Statements or Related Audit Reports

At the beginning of June 2006, it became apparent, pursuant to initial audit work on our 2005 financial statements by our independent accountants, KPMG-Somekh Chaikin, and their informing our previous independent accountants Lane Gorman Trubitt, L.L.P. who advised us accordingly, that we could not rely on our audited financial statements for the year ended December 31, 2004 and for the period from inception to that date or on our previously issued unaudited financial statements for the year ended December 31, 2005 and for the period ended March 31, 2006. We were informed that issues arose with respect to accounting for and disclosure of expenses related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications. These issues were discussed by our chief executive officer, chief financial officer and chairman of our audit committee with our current and prior independent accountants. Following these discussions and a review of the issues raised by our management in consultation with our audit committee, our financial statements for the years ended December 31, 2005 (previously unaudited) and 2004 and for the period from inception (April 6, 2000) until December 31, 2004, and our unaudited statements for the period ended March 31, 2006, have been restated because we determined that we had not correctly recorded at fair value equity instruments issued to employees and non-employees for services rendered and in consideration for debt issuances and modifications for the period from inception until December 31, 2005 or for the period from January 1 through March 31, 2006. The net effect of the restatement increases: (i) total assets as of December 31, 2005 and 2004, respectively, by $20,966 (0.23%) and $10,589 (0.55%); (ii) net loss for the period from inception (April 6, 2000) until December 31, 2005 and 2004, respectively, by $425,271 (9.65%) and $175,835 (5.77%); (iii) additional paid-in-capital as of December 31, 2005 and 2004, respectively, by $446,237 (3.87%) and $186,424 (5.04%); and (iv) total stockholders' equity as of December 31, 2005 and 2004, respectively, by $20,966 (0.29%) and $10,589 (0.15%). For the period ended March 31, 2006, the net effect of the restatement increases: (i) total assets as of March 31, 2006 by $12,526 (0.14%); (ii) net loss for the period from inception (April 6, 2000) until March 31, 2006 by $480,387 (9.93%); (iii) additional paid-in-capital as of March 31, 2006 by $492,913 (4.11%); and (iv) total stockholders' equity as of March 31, 2006 by $12,526 (0.17%).

Revision of First Quarter Financial Statements Filed in Form 10-QSB on September 14, 2006.

The financial statements included in Item 1 of Part I of our Form 10-QSB for the quarterly period ending March 31, 2006, (which was filed on September 14, 2006) contain certain minor errors in the Statements of Operations and Statements of Cash Flows for the comparative period ending March 31, 2005. As a result of the correcting these errors, the net loss for the quarter ended March 31, 2005 was increased by $4,697 (1.97%). Corrections were made to Notes 2 (at Oil and Gas Properties), 3 (Restatement of Prior Financial Statements) and 6 (at Compensation Costs for Warrant and Options Issuance) of the Financial Statements to add information relating the comparative fiscal period in 2005 (including details of the restatement of the financial statements for the three months ending March 31, 2005). Disclosure was added to Note 6 about the intrinsic value of warrants and options exercised. Note 8 (Income Taxes) to the Financial Statements presented in the Quarterly Report filed on September 14, was deleted. We also deleted certain information not required in this form relating to Issued Accounting Standards.

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