Form 10QSB/A
period 2006-06-30
ZION OIL & GAS INC
filed 2006-09-19
CIK 1131312

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

EXPLANATORY NOTE

This is Amendment No. 1 to the Zion Oil & Gas, Inc. Quarterly Report on Form 10-QSB for the period ended June 30, 2006, as originally filed on September 14, 2006. This Amendment #1 modifies and expands the disclosure relating to Item 3 of Part I-- Controls and Procedures, and provides more details about the restatement of prior financial statements in Item 5 of Part II--Other Information. There have also been a small number of minor clarifications to certain of the disclosures at Item 2 of Part I - Management's Discussion and Analysis or Plan of Operation at "Overview", "Going Concern Basis" and "Liquidity and Capital Resources". Minor revisions and adjustments were made to the "Financial Statements" in Item 1 of Part I to certain numbers in the comparative Statements of Operations and Statements of Cash Flow for the period ending June 30, 2005. Corrections were made to Notes 2 and 5 of the Financial Statements to add information relating the comparative fiscal period in 2005. Disclosure was added to Note 5 about the intrinsic value of warrants and options exercised. Note 7 (Income Taxes) to the Financial Statements presented in the Quarterly Report filed on September 14, was deleted and certain technical changes in the presentation of the financial statements were made. We also deleted certain information not required in this form relating to Issued Accounting Standards. The Form 10-QSB we filed on September 14 was filed prior to our independent accountants having completed their quarterly procedures.

INDEX

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets -June 30, 2006 (unaudited) and December 31, 2005 (as restated).	4
	Statements of Operations for the three months and six months ended June 30, 2006 and 2005, the six months ended June 30, 2006 and 2005, and period from April 6, 2000 (inception) to June 30, 2006.	5
	Statements of Changes in Stockholders' Equity for the six months ended June 30, 2006, and period from April 6, 2000 (inception) to June 30, 2006.	6
	Statements of Cash Flows for the six months ended June 30, 2006 and 2005, and period from April 6, 2000 (inception) to March 31, 2006 (as restated).	12
	Notes to Financial Statements	14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	25
ITEM 3.	CONTROLS AND PROCEDURES	26

PART II--OTHER INFORMATION

ZION OIL & GAS, INC.

(A Development Stage Company)

INTERIM UNAUDITED FINANCIAL STATEMENTS

FOR

THE SIX MONTHS ENDING

JUNE 30, 2006

INDEX TO INTERIM UNAUDITED FINANCIAL STATEMENTS

ZION OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)
	June 30,	December 31,
ASSETS	2006	2005
Current assets
Cash and cash equivalents	$ 270,043	$ 1,141,029
Inventories	149,801	149,801
Prepaid expenses and other	20,551	25,396
Deferred offering costs	324,854	126,030
Deferred financing costs	2,815	19,695
Refundable value added tax	6,143	29,401
Total current assets	774,207	1,491,352

Unproved oil and gas properties, full cost method	8,170,385	7,692,500

Property and equipment
Net of accumulated depreciation of $14,371 and $5,843	52,453	48,852

Other assets
Assets held for severance benefits	8,979	6,544

Total assets	$ 9,006,024	$ 9,239,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related parties	$ 81,000	$ 81,000
Notes payable to other parties	62,500	-
Accounts payable	223,662	619,257
Accrued liabilities	198,764	292,001
Total current liabilities	565,926	992,258

Notes payable to related parties less current maturities	28,000	31,000

Provision for severance pay	54,434	48,318

Deferred officers compensation	1,343,757	929,007

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized;
June 30, 2006 - 8,017,788 shares; December 31, 2005 - 7,705,288 shares issued and outstanding	80,178	77,053
Additional paid in capital	12,721,047	11,991,988
Deficit accumulated in development stage	(5,787,318)	(4,830,376)
Total stockholders' equity	7,013,907	7,238,665

Total liabilities and stockholders equity	$ 9,006,024	$ 9,239,248

The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
					Period from
					April 6, 2000
					(inception to)
	Three months ended June 30		Six months ended June 30		June 30
	2006	2005	2006	2005	2006

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Legal and professional	131,058	138,107	273,159	241,142	2,267,954
Salaries	203,563	242,785	437,399	284,017	1,899,417
Other	123,610	152,616	224,570	245,605	932,717
	458,231	533,508	935,128	770,764	5,100,088

Loss from operations	(458,231)	(533,508)	(935,128)	(770,764)	(5,100,088)

Other income (expense)
Termination of initial public offering	-	-	-	-	(507,380)
Interest expense, net	(12,238)	(15,001)	(21,814)	(20,385)	(179,850)

Loss before income taxes	(470,469)	(548,509)	(956,942)	(791,149)	(5,787,318)
Income tax	-	-	-	-	-

Net loss	(470,469)	(548,509)	(956,942)	(791,149)	(5,787,318)

Net loss per share of common stock -
Basic and diluted	(0.06)	(0.08)	(0.12)	(0.13)	(1.37)

Weighted-average shares outstanding -
Basic and diluted	7,873,425	6,628,947	7,801,981	6,316,788	4,237,175

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

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

			Period from
	Six-month	Six-month	April 6, 2000
	period ended	period ended	(inception) to
	June 30, 2006	June 30, 2005	June 30, 2006
SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 10,227	$ 616	$ 44,884
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:
Payment of accounts payable through
issuance of preferred and common stock	13,750	40,000	950,218
Payment of note payable through issuance
of common stock	-	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for financing costs	-	-	381,549
Waived interest on debt conversion	-	-	4,039
Shares issued for services provided by director	125,000	-	166,666
Value of warrants and options granted to employees	126,054	22,950	469,412
Value of warrants granted to directors
and consultants	-	-	32,626
Deferred financing costs on debt conversions	16,880	9,318	82,524

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

The company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $477,885 and $2,492,688 for the six month periods ended June 30, 2006 and 2005, respectively, and $8,170,385 for the period from inception (April 6, 2000) to June 30, 2006.

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

The adoption of this SFAS 151 has had no effect on the Company's balance sheet or results of operations.

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

FIN 48 - Accounting for Uncertainty in Income Taxes: In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 58 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle.

The Company does not expect the adoption of FIN 48 to have a material effect on its balance sheet or statement of operations.

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

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)

4. UNPROVED OIL AND GAS PROPERTIES-FULL COST METHOD

Comprised as follows:
As of June 30, 2006	As of December 31, 2005

Drilling operations, completion costs and other related costs	$ 6,880,178	$ 6,642,101
Capitalized salary costs	591,573	512,109
Legal costs and license fees	430,939	284,186
Other costs	267,695	254,104

	$ 8,170,385	$ 7,692,500

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

The total intrinsic value of warrants and options exercised during the six-month periods ended June 30, 2006 and 2005, and April 6, 2000 (inception) to June 30, 2006, was $25,116, $1,133 and $184,021, respectively.

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

Period from April 6,
2000 (inception)
to June 30,
2006
Weighted-average fair value of underlying stock at grant date	$3.00 - 5.50
Dividend yields	-
Expected volatility	28.2% - 40.0%
Risk-free interest rates	2.1% - 5.15%

Expected lives	1.74 - 5.00 years

Weighted Average grant date fair market value	$0.76

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

Period from April 6,
2000 (inception)
to June 30,
2006
Weighted-average fair value of underlying stock at grant date	$1.00 - 5.00
Dividend yields	-
Expected volatility	32.2% - 99.8%
Risk-free interest rates	2.8% - 4.42%

Contractual lives	0.56 - 3.17 years

Weighted Average grant date fair market value	$0.68

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

Compensation Costs for Warrant and Option Issuances

The compensation cost of warrant and option issuances for the six month periods ended June 30, 2006 and 2005, respectively, and for the period from April 6, 2000 (inception) to June 30, 2006 amounted to $91,512, $22,950 and $467,600, respectively.

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

The Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and will be available to residents of the United States, the State of Israel and other jurisdictions as determined by the administrator. The award of stock options under the Plan will be made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which shall be determined on behalf of the Company by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions. As of the date of authorization of these financial statements no awards have been made under the Plan. See Note 8.

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

Rappaport Loan

Notes payable to related parties includes a $75,000 note payable under a line of credit loan agreement with a shareholder of the Company. Any outstanding balance may be converted at the election of the lender to shares of common stock in increments of $5,000 at $4.00 per share. Outstanding balances will accrue interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 12,000 shares of common stock and warrants to purchase 5,000 shares of the Company's common stock. See Note 8.

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

8. SUBSEQUENT EVENTS

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

Overview

We are engaged in oil and natural gas exploration upon 219,000 acres of preliminary permit and license areas in the State of Israel. During the six years and three months between our formation and June 30, 2006, we have issued equity securities in the amount of $12,801,225 and have incurred total liabilities of $1,992,117 in order to operate our company and satisfy our work commitments under our agreements with the State of Israel. As of June 30, 2006, all of our officers and key employees have deferred the majority of their salaries and other compensation during this period. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

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

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of the end of the quarterly period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

In June 2006, during the completion of the audit for 2005, our chief executive officer, our chief financial officer and our audit committee concluded that we needed to restate certain of our financial statements to correct errors in the application of accounting principles with respect to the accounting for equity instruments issued to employees and non-employees: (i) for services rendered; and (ii) in consideration for debt issuances and modifications, for the period from inception (April, 2000) until December 31, 2005. As a result, we restated our previously audited financial statements for the year ended December 31, 2004, our previously unaudited financial statements for the year ended December 31, 2005 and our financial statements for the quarter ended March 31, 2006 (both of which unaudited financial statements were filed in a Form SB-2/A dated May 24, 2006).

The restatements for 2004 and 2005 are described in more detail in Note 3 to the financial statements included in Form 10-KSB filed on September 14, 2006. The restatements for March 31, 2006 are described in more detail in Note 3 to the financial statements included in Form 10-QSB/A filed on September 18, 2006.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, our chief executive officer and our chief financial officer determined during the quarterly period covered by this report that there were material weaknesses in our internal control over financial reporting.

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our chief executive officer and our chief financial officer identified the following material weaknesses in internal control over financial reporting during the period ending June 30, 2006:

  We did not have adequate financial personnel to identify and properly apply U.S. generally accepted accounting principles to equity instruments issued to employees and non-employees, and

  We did not maintain effective policies and procedures governing the financial close and reporting process. This deficiency resulted in a lack of management oversight and review procedures over preparation of our financial statements

We believe that the material weaknesses related to the issues described above are in the process of being remedied as a result of procedures that were implemented during the reporting period, including: (i) direct participation of our new chief financial officer in the preparation of work papers for the 2005 audit; and (ii) initiation by our new chief financial officer of new policies and procedures governing the financial close and reporting process.

Other than the changes reported above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the quarter ended June 30, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Non-Reliance on Previously Issued Financial Statements or Related Audit Reports

At the beginning of June 2006 it became apparent, pursuant to initial audit work on our 2005 financial statements by our independent accountants KPMG Somekh Chaikin and their informing our previous independent accountants Lane Gorman Trubitt, L.L.P. who advised us accordingly, that we could not rely on our audited financial statements for the year ended December 31, 2004 and for the period from inception to that date or on our previously issued unaudited financial statements for the year ended December 31, 2005 and for the period ended March 31, 2006. We were informed that issues arose with respect to accounting for and disclosure of expenses related to stock warrants issued to employees and non-employees and compensation costs with respect to equity awards provided with new debt issuances and/or debt modifications. These issues were discussed by our chief executive officer, chief financial officer and chairman of our audit committee with our current and prior independent accountants. Following these discussions and a review of the issues raised by our management in consultation with our audit committee, our financial statements for the years ended December 31, 2005 (previously unaudited) and 2004 and for the period from inception (April 6, 2000) until December 31, 2004, and our unaudited statement for the period ended March 31, 2006, have been restated because we determined that we had not correctly recorded at fair value equity instruments issued to employees and non-employees for services rendered and in consideration for debt issuances and modifications for the period from inception until December 31, 2005 or for the period from January 1 through March 31, 2006. The net effect of the restatement increases: (i) total assets as of December 31, 2005 and 2004, respectively, by $20,966 (0.23%) and $10,589 (0.55%); (ii) net loss for the period from inception (April 6, 2000) until December 31, 2005 and 2004, respectively, by $425,271 (9.65%) and $175,835 (5.77%); (iii) additional paid-in-capital as of December 31, 2005 and 2004, respectively, by $446,237 (3.87%) and $186,424 (5.04%); and (iv) total stockholders' equity as of December 31, 2005 and 2004, respectively, by $20,966 (0.29%) and $10,589 (0.15%). For the period ended March 31, 2006, the net effect of the restatement increases: (i) total assets as of March 31, 2006 by $12,526 (0.14%); (ii) net loss for the period from inception (April 6, 2000) until March 31, 2006 by $480,387 (9.93%); (iii) additional paid-in-capital as of March 31, 2006 by $492,913 (4.11%); and (iv) total stockholders' equity as of March 31, 2006 by $12,526 (0.17%).

Revision of Second Quarter Financial Statements Filed in Form 10-QSB on September 14, 2006.

The financial statements included in Item 1 of Part I of our Form 10-QSB for the period ending June 30, 2006 (which was filed on September 14, 2006) contain certain minor errors on the Statements of Operations and the Statements of Cash Flows for the comparative period ending June, 2005. As a result of the correcting these errors, the net loss for the quarter ended June 30, 2005 was decreased by $4,697 (0.85%). The net loss for the six month period ending June 30, 2006 was unchanged. Corrections were made to Notes 2 (at Oil and Gas Properties) and 5 (at Compensation Costs for Warrant and Options Issuances) of the Financial Statements to add information relating to the comparative fiscal period in 2005. Disclosure was added to Note 5 about the intrinsic value of warrants and options exercised. Note 7 (Income Taxes) to the Financial Statements presented in the Quarterly Report filed on September 14 was deleted. We also deleted certain information not required in this form relating to Issued Accounting Standards.

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