Form 10QSB
period 2006-09-30
ZION OIL & GAS INC
filed 2006-11-20
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X        No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes _____     No     X

The issuer had 8,041,888 shares of common stock outstanding as of November 17, 2006.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

PART I--FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheets -September 30, 2006 (unaudited) and December 31, 2005 (as restated).	4
	Statements of Operations for the three months and nine months ended September 30, 2006 and 2005, and period from April 6, 2000 (inception) to September 30, 2006.	5
	Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2006, and period from April 6, 2000 (inception) to September 30, 2006.	6
	Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and period from April 6, 2000 (inception) to September 30, 2006 (as restated).	12
	Notes to Financial Statements	14
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	29
ITEM 3.	CONTROLS AND PROCEDURES	31

PART II--OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	32
ITEM 2.	CHANGES IN SECURITIES
	Recent Sales of Unregistered Securities (as of June 30, 2006)	32
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33
ITEM 5.	OTHER INFORMATION	33
	Notice of Annual Meeting of the Shareholders	33
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	33
	Reports on Form 8-K	33
	Exhibit Index	33

ZION OIL & GAS, INC.

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

FOR

THE NINE MONTHS ENDING

SEPTEMBER 30, 2006

INDEX TO INTERIM FINANCIAL STATEMENTS

ZION OIL & GAS, INC.
(A Development Stage Company)
Balance Sheets
	September 30,	December 31,
ASSETS	2006	2005
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$ 80,984	$ 1,141,029
Inventories	149,801	149,801
Prepaid expenses and other	11,402	25,396
Deferred offering costs	346,308	126,030
Deferred financing costs	-	19,695
Refundable value added tax	1,271	29,401
Total current assets	589,766	1,491,352

Unproved oil and gas properties, full cost method	8,330,083	7,692,500

Property and equipment
Net of accumulated depreciation of $16,191 and $5,843	48,793	48,852

Other assets
Assets held for severance benefits	11,093	6,544

Total assets	$ 8,979,735	$ 9,239,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related parties	$ 81,000	$ 81,000
Notes payable to other parties	69,500	-
Accounts payable	201,244	619,257
Accrued liabilities	302,905	292,001
Deferred officers compensation	1,561,132	-
Total current liabilities	2,215,781	992,258

Notes payable to related parties less current maturities	27,000	31,000

Provision for severance pay	59,708	48,318

Deferred officers compensation	-	929,007

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized;
September 30, 2006 - 8,036,288 shares; December 31, 2005 - 7,705,288 shares issued and outstanding	80,363	77,053
Additional paid in capital	12,887,466	11,991,988
Deficit accumulated in development stage	(6,290,583)	(4,830,376)
Total stockholders' equity	6,677,246	7,238,665

Total liabilities and stockholders equity	$ 8,979,735	$ 9,239,248

The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
					Period from
					April 6, 2000
					(inception to)
	Three months ended September 30		Nine months ended September 30,		September 30,
	2006	2005	2006	2005	2006
				As restated*

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses
Legal and professional	133,548	42,351	406,707	283,493	2,401,502
Salaries	283,194	46,151	720,593	330,168	2,182,611
Other	79,570	57,344	304,140	302,949	1,012,287
	496,312	145,846	1,431,440	916,610	5,596,400

Loss from operations	(496,312)	(145,846)	(1,431,440)	(916,610)	(5,596,400)

Other income (expense)
Termination of initial public offering	-	-	-	-	(507,380)
Interest expense, net	(6,953)	(25,503)	(28,767)	(45,888)	(186,803)

Loss before income taxes	(503,265)	(171,349)	(1,460,207)	(962,498)	(6,290,583)
Income tax	-	-	-	-	-

Net loss	$ (503,265)	$ (171,349)	$(1,460,207)	$ (962,498)	$(6,290,583)

Net loss per share of common stock -
Basic and diluted	$ (0.06)	$ (0.02)	$ (0.19)	$ (0.15)	$ (1.43)

Weighted-average shares outstanding -
Basic and diluted	8,029,363	7,060,886	7,878,735	6,567,546	4,384,459

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

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

				Deficit
				Accumulated
			Additional	in
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of shares on warrants exercised:
for cash	39,500	395	137,105	-	137,500

Issuance of shares and warrants in a private
offering that closed in March 2006:
for cash	66,000	660	362,340	-	363,000
for payment of accounts payable	2,500	25	13,725	-	13,750

Shares issued for services
provided by a director	200,000	2,000	185,500	-	187,500

Issuance of shares and warrants in a private
offering that closed in September 2006
For cash	23,000	230	126,270	-	126,500

Value of options granted to employees	-	-	130,158	-	130,158
Costs associated with the issuance of shares	-	-	(59,620)	-	(59,620)

Net loss	-	-	-	(1,460,207)	(1,460,207)

Balances, September 30, 2006	8,036,288	$80,363	$12,887,466	($6,290,583)	$6,677,246

The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
			Period from
	Nine-month	Nine-month	April 6, 2000
	period ended	period ended	(inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
		As restated*

Cash flow from operating activities
Net Loss	$ (1,460,207)	$ (962,498)	$ (6,290,583)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	10,348	8,515	16,191
Officer, director and other fees, paid via common stock	317,658	353,950	1,495,754
Interest paid through issuance of common stock	-	-	17,500
Write-off of costs associated with public offering	-	-	507,380
Changes in assets and liabilities, net:
Increase in inventories	-	-	(149,801)
Prepaid expenses and other	13,994	(48,828)	(11,402)
Increase in deferred offering costs	(220,278)	(46,490)	(346,308)
Refundable Value-Added tax	28,130	(71,771)	(1,271)
Severance pay	6,841	8,770	48,615
Accounts payable	(404,263)	(299,169)	806,212
Accrued liabilities	10,905	383,192	302,906
Increase in deferred officers' compensation	632,125	692,264	1,561,132
Net cash used in operating activities	(1,064,747)	17,935	(2,043,675)

Cash flows from investing activities
Acquisition of property and equipment	(10,289)	(35,426)	(64,984)
Investment in oil and gas properties	(637,583)	(6,107,927)	(8,328,812)
Net cash used in investing activities	(647,872)	(6,143,353)	(8,393,796)

Cash flows from financing activities
Deferred financing cost on debt conversions, net	19,694	20,063	89,377
Loan proceeds-related parties	-	37,000	258,620
Loan principal repayments-related party	(4,000)	(63,000)	(113,160)
Loan proceeds - other	69,500	-	569,500
Proceeds from sale of stock	627,000	6,172,275	10,563,151
Financing costs of issuing stock	(59,620)	(214,713)	(822,033)
Net cash provided by financing activities	652,574	5,951,625	10,518,455

Net increase (decrease) in cash	(1,060,045)	(173,793)	80,984
Cash - beginning of period	1,141,029	468,409	-
Cash - end of period	$ 80,984	$ 294,616	$ 80,984

(Continued on following page)
*Restated (see Note 3)
The accompanying notes are an integral part of these unaudited interim financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

			Period from
	Nine-month	Nine-month	April 6, 2000
	period ended	period ended	(inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
		As Restated*

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 15,641	$ 5,090	$ 56,118
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:
Payment of accounts payable through
issuance of preferred and common stock	13,750	40,000	950,218
Payment of note payable through issuance
of common stock	-	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for financing costs	-	-	381,549
Waived interest on debt conversion	-	-	4,039
Shares issued for services provided by director	187,500	-	229,165
Value of warrants and options granted to employees	130,158	22,950	473,516
Value of warrants granted to directors
and consultants	-	-	32,626
Deferred financing costs on debt conversions	19,694	21,488	85,338

*Restated (see Note 3)
The accompanying notes are an integral part of these unaudited interim financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

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

On April 10, 2005 the Company commenced the reentry of the Ma'anit #1 and deepening of the well. On July 19, 2005 the well reached a depth of 15,482 feet and testing and completion began thereafter. During drilling and completion operations, the well had numerous significant oil and gas shows in different zones. At present, completion operations on the Ma'anit #1 well have been temporarily suspended and the drilling rig has been released. On March 15, 2006 the terms of the license were amended to provide that the Company commence the drilling of a new well to a depth of at least 4,400 meters or reenter the Ma'anit #1 well on or before March 1, 2007. The Company's engineers are designing a comprehensive completion procedure using a smaller and less expensive completion rig for the purpose of reentering the Ma'anit #1 well.

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

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (CONTINUED)

Basis of Presentation (Continued)

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Management Presentation and Liquidity

On February 17, 2004, the registration statement with the Securities and Exchange Commission was declared effective to offer 7,000,000 shares of the Company's common stock to the public. The minimum offering requirement of $6,500,000 was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all agreements representing a total amount of approximately $3.7 million of subscriptions and commitments to subscribe, and the funds received in escrow pursuant to those agreements, that were received relating to the offering were returned to the subscribers by the Company and the escrow agent, and the Company removed from registration the 7,000,000 shares of the Company's common stock. Since then Management raised capital through debt and private offerings and on January 25, 2006 filed a registration statement for a public offering with a lower minimum of $2,450,000 (350,000 shares at $7 per share) and a maximum of $14,000,000 (2,000,000 shares at $7 per share). The Company's registration statement filed with the Securities and Exchange Commission for an Initial Public Offering was declared effective on September 26, 2006. Under the terms of the offering, the minimum subscription of $2,450,000 must be reached by December 26, 2006 (subject to extension for an additional 30 days if approved by the American Stock Exchange). The Company si in the process of accepting subcsriptions. In addition, under the Company's registration statement, the Company registered 521,200 shares of its common stock underlying warrants outstanding on September 26, 2006 that expire on December 31, 2006 with a total exercise price of $2,511,000. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.

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

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The company has no economically recoverable reserves and no amortization base. Unproved oil and gas properties consist of capitalized exploration costs (all of which are excluded from the amortization base) of $637,583 and $6,107,928 for the nine month periods ended September 30, 2006 and 2005, respectively, and $8,330,083 for the period from inception (April 6, 2000) to September 30, 2006.

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

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

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

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

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

Recent Accounting Pronouncements

SFAS 157 - Fair Value Measurements (SFAS 157): In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). This Standard defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. In addition, SFAS No. 157 disallows the use of block discounts and supercedes the guidance in EITF 02-3, which prohibited the recognition of day-1 gains on certain derivative trades when determining the fair value of instruments traded in an active market. With the adoption of this Standard, these changes will be reflected as a cumulative effect adjustment to the opening balance of retained earnings.

The Company does not expect the adoption of SFAS 157 to have a material effect on its balance sheet or statement of operations.

SFAS No. 158 - Employer's Accounting for Defined Benefit Pensions and Other Postretirement Benefits: In September 2006, the FASB issued (SFAS No. 158). In accordance with SFAS No. 158, effective December 31, 2006, the Company must record the funded status of each of its defined benefit pension and postretirement plans on its balance sheet with the corresponding offset, net of taxes, recorded in Accumulated Other Changes in Equity From Nonowner Sources within Stockholders' Equity.

The Company does not expect the adoption of SFAS No. 158 to have a material effect on its balance sheet or statement of operations.

SAB No. 108 - Quantification of Financial statement misstatements: In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective as of January 1, 2007.

The adoption of this standard is not expected to have a material impact on the Company.

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

The financial statements for the nine months ended September 30, 2005 have been restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned period and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

Statement of Operations
Period ended September 30, 2005
As previously	Adjustments	As restated
reported	(1)

Revenues	$ -	$ -	$ -

General and
administrative expenses
Legal and professional	250,543	32,950	283,493
Salaries	330,168	-	330,168
Other	295,466	7,483	302,949
	876,177	40,433	916,610

Loss from operations	(876,177)	(40,433)	(916,610)

Other income (expense)
Termination of initial
public offering	-	-	-
Interest expense, net	(25,727)	(20,161)	(45,888)

Loss before income taxes	(901,904)	(60,594)	(962,498)
Income tax	-	-	-

Net loss	$(901,904)	$ (60,594)	$(962,498)

Net loss per share of
common stock - basic
and diluted	$ (0.14)	$ (0.01)	$ (0.15)
Weighted-average shares
outstanding - basic and
diluted	6,567,546	-	6,567,546

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statement of cash flows
Nine months ended September 30,
As previously
reported	Adjustments	As restated

Cash flows from operating activities:
Net loss	$ (901,904)	$ (60,594)	$ (962,498)

Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	8,515	-	8,515
Officer, director and other fees, paid via common stock	-	353,950	353,950

Change in assets and liabilities, net:
Prepaid expenses and other	-	(48,828)	(48,828)
Increase in deferred offering costs	-	(46,490)	(46,490)
Refundable Value-Added Tax	-	(71,771)	(71,771)
Severance pay, net	(454)	9,224	8,770
Accounts payable	-	(299,169)	(299,169)
Accrued liabilities	1,214,410	(831,248)	383,192
Increase in other liabilities	(13,826)	13,826	-
Increase in deferred officer's compensation	(619,327)	1,311,591	692,264
Net cash provided by (used in) operating activities	(312,556)	330,491	17,935

Cash flows from investing activities:
Acquisition of property and equipment	(35,426)	-	(35,426)
Assets held for severance benefits	(6,109,199)	1,272	(6,107,927)
Net cash used in investing activities	(6,144,625)	1,272	(6,143,353)

Cash flows from financing activities:
Deferred financing cost on debt conversions, net	-	20,063	20,063
Loan proceeds - related party	-	37,000	37,000
Loan principal repayments - related party	(1,000)	(62,000)	(63,000)
Proceeds from sale of stock	6,375,190	(202,915)	6,172,275
Financing costs of issuing stock	(90,802)	(123,911)	(214,713)
Net cash provided by financing activities	6,283,388	(331,763)	5,951,625

Net increase (decrease) in cash	(173,793)	-	(173,793)
Cash - beginning of period	468,409	-	468,409
Cash - end of period	$ 294,616	$ -	$ 294,616

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

3. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS (CONTINUED)

Statement of cash flows
Nine months ended September 30,
As previously
reported	Adjustments	As restated

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 5,090	$ -	$ 5,090
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:
Payment of accounts payable through
issuance of preferred and common stock	336,001	(296,001)	40,000
Financing costs paid through issuance of
common stock	45,000	(45,000)	-
Increase in accounts payable for financing costs	8,612	(8,612)	-
Value of warrants and options granted to employees	-	22,950	22,950
Deferred financing costs on debt conversions	-	21,488	21,488

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

  The expenses in respect of severance pay for the three month period ended September 30, 2006 and for the year ended December 31, 2005 and the period from April 6, 2000 to June 30, 2006 amounted to $6,841, $10,457, $48,615 respectively.

  Withdrawals from the funds may be made only upon termination of employment.

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

4. PROVISION FOR SEVERANCE PAY (CONTINUED)

  As of September 30, 2006 and December 31, 2005, the Company has a provision for severance pay of $59,708 and $48,318, respectively. As of September 30, 2006 and December 31, 2005 the Company has $11,093 and $6,544 respectively, deposited in funds managed by major Israeli banks which are earmarked to cover severance pay liability. Such deposits are not considered to be "plan assets" and are therefore included in other assets.

5. UNPROVED OIL AND GAS PROPERTIES-FULL COST METHOD

Comprised as follows:

As of September 30, 2006	As of December 31, 2005

Drilling operations, completion costs and other related costs	$ 6,981,729	$ 6,642,101
Capitalized salary costs	635,268	512,109
Legal costs and license fees	437,867	284,186
Other costs	275,219	254,104

	$ 8,330,083	$ 7,692,500

6. STOCKHOLDERS' EQUITY

The Company has reserved 805,825 shares of common stock as of September 30, 2006 for the exercise of warrants and options. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive for all periods presented. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price	Number
	Per Share ($)	of Shares	Expiration Date
To non-employees
	3.00	10,000	December 31, 2006
	5.00	10,000	December 31, 2008
To employees and directors
	4.00	75,000	December 31, 2006
	5.00	135,000	December 31, 2008
	5.00	120,000	December 31, 2010
To investors
	5.00	439,700	December 31, 2006
	5.50	19,625	December 31, 2008
		805,825

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

6. STOCKHOLDERS' EQUITY (CONTINUED)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:
Weighted
Number of	average
shares	exercise price

Granted from April 6, 2000 (inception) to December 31, 2004 to:
Employees, officers and directors	1,460,936	1.10
Others	816,667	2.06
Expired/canceled	(300,000)	1.00
Exercised	(1,000,269)	0.67
Outstanding, December 31, 2004	977,334	2.37
Granted to:
Employees, consultants, officers and directors as part of compensation	120,000	4.79
Private placement investors	281,700	5.02
Expired/canceled	(40,333)	1.39
Exercised	(670,501)	1.58
Outstanding, December 31, 2005	668,200	4.78

Granted to:
Employees and directors	170,000	5.00
Private placement investors	7,125	5.50
Exercised	(39,500)	3.48
Outstanding, September 30, 2006	805,825	4.89
Exercisable, September 30, 2006	531,200	4.82

The following table summarizes information about stock warrants and options outstanding as of September 30, 2006:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
Range of		remaining	average	Range of		remaining	average
exercise	Number	contractual	exercise	exercise	Number	contractual	exercise
price ($)	outstanding	life (years)	price ($)	price ($)	outstanding	life (years)	price ($)

-	-	-	-	3.00	10,000	0.50	3.00
-	-	-	-	4.00	75,000	0.50	4.00
-	-	-	-	5.00	591,200	0.81	5.00
5.00	110,000	4.25	5.00	5.50	19,625	2.25	5.50

5.00	110,000	4.25	5.00	5.50	695,825		4.88

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

6. STOCKHOLDERS' EQUITY (CONTINUED)

Fair Value of Warrants and Options

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the periods indicated, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	Nine month	Period from April 6,
	Period ended	2000 (inception) to
	September 30,	September 30,
	2006	2006
Weighted-average fair value of underlying stock at grant date	$5.50	$3.00 - 5.50
Dividend yields	-	-
Expected volatility	40.0%	28.2% - 40.0%
Risk-free interest rates	5.15%	2.1% - 5.15%

Expected lives	4.49 years	1.74 - 5.00 years

Weighted Average grant date fair market value	$2.43	$0.76 - 2.43

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the periods indicated, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Period from April 6,
2000 (inception) to
30,
September 30, 2006
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

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the nine months of 2006 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company's own stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

6. STOCKHOLDERS' EQUITY (CONTINUED)

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

Between January 1, 2006 and September 30,2006 the Company (i) raised $489,500 from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 2,500 shares of common stock for $13,750 in services; and (iii) issued 9,500 shares of common stock for $47,500 upon the exercise of E warrants; and (iv) issued 30,000 shares of common stock for $90,000 upon the exercise of $3.00 warrants.

Compensation Costs for Warrant and Option Issuances

The compensation cost of warrant and option issuances for the period ended September 30, 2006 and the year ended December 31, 2005, and for the period ended September 30, 2005 (as restated) and for the period from April 6, 2000 (inception) to September 30, 2006 amounted to $164,700, $343,358, $22,950 and $508,058, respectively.

As of September 30, 2006, there was $126,545 of unrecognized compensation cost related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

Amount
October 1 - December 31, 2006,	$ 31,802
For the year ended December 31, 2007	67,959
For the year ended December 31, 2008	26,784
$126,545

2005 Stock Option Plan

During 2005, a stock option plan (the "Plan") was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan will be administered by the Board of Directors or one or more committees appointed by the board (the "Administrator").

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

6. STOCKHOLDERS' EQUITY (CONTINUED)

2005 Stock Option Plan (Continued)

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

On July 5, 2006, options were awarded under the 2005 Stock Option Plan as follows: (a) to two directors for the purchase of 50,000 shares of common stock at $5.00 per share through December 31, 2008 at a value of $58,647; (b) to one employee for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in three equal tranches of 26,667 shares each on January 1, 2007, on January 1, 2008 and on January 1, 2009 at a value of $193,600 that will be charged according to the vesting periods, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months); and (c) to one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the grant date, on October 1, 2006, on October 1, 2007 and on October 1, 2008 at a value of $96,800 that will be charged according to the vesting period, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months). Although these options were issued in July 2006 the service period for the options preceded the grant date and the value of the options were initially accounted for during December 2005. Compensation expense was recorded during December 2005 based on the fair value of the options at that time. This expense was adjusted at each subsequent period end to reflect the fair value of the options at period end.

7. RELATED PARTY TRANSACTIONS

Cimarron Resources, Inc.

Notes payable to related parties includes $33,000 under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the CEO of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice, which call option has subsequently been deferred until July 31, 2007.

Rappaport Loan

Notes payable to related parties includes a $75,000 note payable under a line of credit loan agreement with a shareholder of the Company. Pursuant to agreement of the parties until amended on July 31, 2006 as noted below, any outstanding balance was able to be converted at the election of the lender to shares of common stock in increments of $5,000 at $4.00 per share. Through July 31, 2006, outstanding balances accrued interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 was paid to two children of the shareholder in the form of 12,000 shares of common stock and warrants to purchase 5,000 shares of the Company's common stock. On July 31, 2006, the Rappaport loan was further extended to a date 15 days following the initial closing of a public offering. In connection with this extension the interest rate on the facility was increased to 12% per annum and Ms. Rappaport's option to convert monies outstanding under the facility to equity securities was cancelled by mutual agreement of the parties.

Robert E. Render

During the eight months ended August 31, 2006, Mr. Render provided $20,000 of consulting services to the Company. Commencing September 1, 2006, Mr. Render no longer provides consulting services to the Company.

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

7. RELATED PARTY TRANSACTIONS (CONTINUED)

Richard J. Rinberg

In connection with arranging the $300,000 in loans to the Company in February 2004, prior to his becoming a director in the Company, Mr. Richard J. Rinberg received a $7,500 fee paid in 2,500 shares of common stock.

In October 2005 Mr. Richard J. Rinberg was elected President of the Company effective November 1, 2005, and entered into a two year Retention and Management Agreement with the Company (teh "Retention Agreement"). Pursuant to the Retention Agreement, Mr. Rinberg was awarded 200,000 shares of common stock of the Company valued at $500,000 as compensation for his services during the two year period beginning November 1, 2005, subject to restrictions and vesting requirements. The Company received a valuation from an independent appraisal firm supporting this valuation. The Rinberg shares are subject to repurchase by the Company at $0.01 per share if Mr. Rinberg leaves his position with the Company prior to October 31, 2007, such repurchase rights being pro-rated over the 24-month period beginning November 1, 2005. In May 2006, the Company issued 200,000 shares of common stock to a trust company for the benefit of Richard Rinberg.

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

Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the "Petroleum Law"), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At September 30, 2006, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

Long Term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Ma'anit-Joseph license and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees.

ZION OIL & GAS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS (Unaudited)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Notes Payable to Other Parties

During the second and third quarters 2006, the Company borrowed $69,500 from five other parties. The notes payable are for a one-year period and bear interest at the rate of 8.00% per annum.

9. SUBSEQUENT EVENTS

Following the balance sheet date, the Company (i) issued 5,600 shares of common stock upon the exercise of E warrants in consideration of $28,000, $10,500 of which was cash and $17,500 debt conversion; (ii) received $79,500 cash for exercise of D and E Warrants for 16,500 shares of common stock to be issued and (iii) borrowed $50,000 for a term of one-year, subject to pre-payment at an interest rate of 8.00% per annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-QSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

We are engaged in oil and natural gas exploration upon 219,000 acres of preliminary permit and license areas in the State of Israel. On October 4, 2006, our work program for our Ma'anit-Joseph license was revised to defer until February 1, 2007, the date by which we need to sign a drilling contract to either reenter our Ma'anit #1 well or commence the drilling of a new well to a depth of at least 4,400 meters. Under the current terms of the license, we must commence reentry or drilling operations by March 1, 2007.

During the six years and six months between our formation and September 30, 2006, we have issued equity securities of a value, net of issuing costs, of $12,967,829 and have incurred total liabilities of $2,302,489 in order to operate our company and satisfy our work commitments under our agreements with the State of Israel. As of September 30, 2006, our officers and key employees have deferred the majority of their salaries and other compensation due, through July 2007. They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employment stock options) have all been priced at the same price as the sales of our private equity capital.

On January 25, 2006, we filed a Registration Statement with the Securities and Exchange Commission for a public offering of 2,000,000 shares of the company's common stock at $7 a share with a minimum offering requirement of $2,450,000 (350,000 shares). Also registered in the offering were 521,200 shares underlying certain of our warrants with a final exercise date of December 31, 2006, which warrants have a total exercise price of $2,511,000. Our Registration Statement was declared effective by the Securities and Exchange Commission on September 26, 2006. The final date by which the minimum offering must be reached is December 26, 2006 (which date may be extended by us for up to an additional 30 days if approved by the American Stock Exchange). Our common stock has been conditionally accepted for listing on the American Stock Exchange, subject to timely closing of the offering. We are currently in the process of taking subscriptions for shares in the offering. Funds received in connection with the subscriptions are maintained in an escrow account at Sterling Trust Company for release to us on closing, or if the minimum amount necessary to close is not met in a timely fashion, for return to the subscribers. If the minimum offering is closed in a timely fashion, the offering may remain open through March 26, 2007 (subject to extension in certain circumstances to May 26, 2007) or such earlier time as either the maximum offering of $14,000,000 (2,000,000 shares) is placed or as we may in our discretion decide.

Neither our common stock nor our warrants are listed or traded on any stock exchange or organized market, and there is therefore no market for them.

Going Concern Basis

Our unaudited interim financial statements for the period ended September 30, 2006 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, insignificant revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

Working capital deficit (current liabilities minus current assets) was ($1,626,015) at September 30, 2006, working capital (current assets minus current liabilities) was $499,094 at December 31, 2005. The reduction in working capital is largely due to the classification of the deferred officers' compensation as a current liability as of September 30, 2006. Following successful completion of our public offering, this deferred compensation will be paid out over such time as our board of directors deems appropriate in the circumstances as advised by management.

Net cash provided by financing activities was $652,574 and $5,951,625 for the nine months ended September 30, 2006 and 2005, respectively, of which $576,380 in 2006 and $5,957,562 in 2005 was from the sale of equity securities, net of equity sales costs. The remainder was provided by loans (less repayments of loans). Net cash used in investing activities was $647,872 and $6,143,353 for the nine months ended September 30, 2006 and 2005, respectively, virtually all of which was used for capitalized exploration costs on the license.

On September 30, 2006, we had cash and cash equivalents in the amount of $80,984.

As discussed above, our Registration Statement was declared effective on September 26, 2006 with a minimum of $2,450,000 that must be reached no later than December 26, 2006 (subject to possible extension through January 26, 2007). While we are currently in the process of accepting subscriptions, the minimum has not yet been reached. If we meet the minimum by December 26, 2006 then we will have funds to meet the company's needs through the second quarter of 2007 and be able to meet our minimum work program requirements under our Ma'anit-Joseph License. We believe that we will succeed in raising the minimum before December 26, but there is no assurance that we will. In addition, assuming that the initial closing of the offering will occur before December 26 and that the market price remains at or about the offering price of $7.00 through December 31, 2006, then based on our prior experience and the fact that the warrant exercise price is $4.00 and $5.00 per share, we anticipate the receipt of between $1.5 and $2 million before the end of the year from the exercise of outstanding warrants that terminate December 31, 2006. Of this amount, we anticipate that we will receive approximately $100,000 before the initial closing.

If these expectations are met, this will enable us to meet our needs through to the end of 2007. If not, we will need to seek loans and/or seek joint venture partners in our petroleum interests prior to the expiry of our license and, to the extent necessary, further defer officer compensation. If none of these are successful and we are not able to meet in a timely fashion the minimum work program requirements under our license, our license will terminate on April 30, 2007 impairing the value of our unproved properties; in which event, we intend to apply for a new license on some or all of the same acreage. On October 31, 2006 we had cash and cash equivalents of approximately $41,000. See the discussion above in this Item 2 at "Going Concern Basis", page 29.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company; however, drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Almost all of our net loss for the nine months ended September 30, 2006, comes from general and administrative expenses. Such expenses totaled $1,431,440, consisting of $406,707 for legal and professional costs, $720,593 for salaries, most of which is deferred compensation (a non-cash expense) of our directors, officers and key employees, and other costs in the amount of $304,140.

Forward-Looking Statements

The preceding discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may materially differ from actual results.

Forward-looking statements can be identified by terminology such as "may", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

  exploration, development, and drilling plans;

  future general and administrative expenses;

  future growth;

  future exploration;

  future geophysical and geological data;

  generation of additional properties, reserves;

  new prospects and drilling locations;

  future capital expenditures;

  sufficiency of working capital;

  ability to raise additional capital;

  projected cash flows from operations;

  drilling plans;

  timing or results of any wells;

  interpretation and results of seismic surveys or seismic data;

  future production or reserves;

  petroleum license and permit rights;

  potential participation of operating and joint venture partners;

  any other statements regarding future operations, financial results, opportunities, growth, business plans, and strategies.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no duty to update any forward-looking statements after the date of this report to conform such statements to actual results

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of the end of the quarterly period covered by this report, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, as described below, our chief executive officer and our chief financial officer concluded that there were material weaknesses in our internal control over financial reporting controls and procedures as of September 30, 2006.

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

The restatements for 2004 and 2005 are described in more detail in Note 3 to the financial statements included in our Form 10-KSB/A filed on September 19, 2006. The restatements for March 31, 2006 are described in more detail in Note 3 to the financial statements included in Form 10-QSB/A filed on September 19, 2006.

Included in Note 3 to the financial statements in this form 10-QSB is a restatement of our previously issued unaudited financial statements for the nine-month period ended September 30, 2005.

Controls over the application of accounting policies are within the scope of disclosure controls. Therefore, our chief executive officer and our chief financial officer determined during the quarterly period that ended on June 30, 2006, that there were material weaknesses in our internal control over financial reporting.

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our chief executive officer and our chief financial officer identified the following material weaknesses in internal control over financial reporting during the period that ended on June 30, 2006:

  We did not have adequate financial personnel to identify and properly apply U.S. generally accepted accounting principles to equity instruments issued to employees and non-employees, and

  We did not maintain effective policies and procedures governing the financial close and reporting process. This deficiency resulted in a lack of management oversight and review procedures over preparation of our financial statements

We believe that the material weaknesses related to the issues described above are in the process of being remedied as a result of procedures that have been implemented commencing in the period that ended on June 30, 2006, including: (i) direct participation of our new chief financial officer in the financial close and reporting process; and (ii) initiation by our new chief financial officer of new policies and procedures governing the financial close and reporting process.

Other than the changes reported above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting during the quarter ended September 30, 2006.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES

Recent Sales of Unregistered Securities (as of September 30, 2006)

1. Exercise of Outstanding Warrants. During the three months ended September 30, 2006, one of our shareholders exercised his rights under currently outstanding E Warrants to purchase 3,500 shares of common stock for cash consideration of $17,500. The sale of these securities was made in reliance upon Section 4(2) of the Securities Act, which provides exemptions for transactions not involving a public offering. The purchaser was an existing shareholder of Zion and the shares purchased were purchased by way of warrants held by the shareholder that were acquired in connection with his prior purchase or purchases of common stock. The certificates evidencing the securities purchased bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

2. Issuance of Common Stock to Non-U.S. Residents. On July 15, 2006 and on September 25, 2006, we sold a total of 15,000 shares of our common stock to two investors for a total consideration of $82,500 in cash. The sales of these securities were made in reliance upon Regulation S promulgated pursuant to the Securities Act, which provides an exemption for offers deemed to occur outside of the United States. The investors were non-U.S. residents. We determined that the purchasers of the securities described above were sophisticated investors who had the financial ability to assume the risk of their total investment, acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing all the securities above bear legends stating that the shares are not to be offered, sold or transferred other than pursuant to Regulation S, an effective registration statement under the Securities Act, or an exemption from such registration requirements

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Notice of Annual Meeting of Shareholders

Following the period subject of this report, by Notice of Annual Meeting of Shareholders, dated October 27, 2006, and an accompanying Proxy Statement, the company gave notice of the convening on November 16, 2006, of the annual meeting of the shareholders of the Company. The sole matter on the agenda for shareholder action is the reelection of the four currently serving Class I directors of the company: Messrs. John M. Brown, Forrest A. Garb, Robert Render and James A. Barron.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

A report on Form 8-K was filed on September 27, 2006. The events reported were:

  Item 4.02: Non-Reliance on Previously Issued Financial Statements or Related Audit Reports.

Exhibit Index

10	License 298/"Ma'anit-Joseph - Change in Work Program, letter from Israel Petroleum Commissioner dated 4 October 2006

20.1	Notice of Annual Meeting of Shareholders

20.2	Chairman's Letter to Shareholders

20.3	Proxy Statement and Proxy

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZION OIL & GAS, INC. (Registrant)

By:	/s/ Eugene A. Soltero Eugene A. Soltero Chief Executive Officer (Principal Executive Officer)	By:	/s/David Patir David Patir, Senior Vice-President (Principal Financial and Accounting Officer)
Date:	November 20, 2006	Date:	November 20, 2006