Form 10KSB
period 2006-12-31
ZION OIL & GAS INC
filed 2007-04-16
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-KSB

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER 333-131275

ZION OIL & GAS, INC.

(Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-0065053 (I.R.S. Employer Identification No.)
6510 Abrams Rd., Suite 300 Dallas, TX (Address of Principal Executive Offices)	75231 (Zip Code)

(214) 221-4610
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:

Common Stock, par value $0.01 per share (Title of Class)	American Stock Exchange (Name of each exchange on which registered)

Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes __ No [X]

The Issuer's revenues for the fiscal year ended December 31, 2006 were $0. The Issuer had 9,682,815 shares of common stock outstanding as of April 5, 2007. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the closing price of such common stock on the American Stock Exchange on April 13, 2007, was $44,665,545.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for in Items 9, 10, 11, 12 and 14 in Part III will be contained in the issuers definitive proxy statement which the issuer intends to file within 120 days after the issuer's fiscal year ended December 31, 2006 and such information is incorporated herein by reference. Additionally, certain exhibits have been specifically incorporated by reference herein as noted in Item 13 under Part III hereof.

Transitional Small Business Disclosure Format (Check one): Yes__ No X

2006 ANNUAL REPORT (SEC FORM 10-KSB)

INDEX

Securities and Exchange Commission

Item Number and Description

PART I
Item 1	Description of Business	3
Item 2	Description of Property	16
Item 3	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders	17

PART II

PART III

FORWARD LOOKING STATEMENTS

All statements, other than statements of historical fact included in this Annual Report on Form 10-KSB (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "may", "should", "could", "believe", "anticipate", "intend", "estimate", "expect," "project" and similar expressions (or the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations in the discussion of risk factors in the "Description of Business" section, the "Management's Discussion and Plan of Operations" section and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to "Zion," "we", "us", "our" or "ours" refer to Zion Oil & Gas, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We explore for oil and gas in Israel. Our principal assets are petroleum rights issued by the Ministry of National Infrastructures of the State of Israel, specifically an exploration license currently covering 397,000 Israeli dunam (approximately 98,100 acres), entitled License No. 298/Ma'anit-Joseph. We also held a preliminary permit with priority rights covering 490,000 dunam (approximately 121,100 acres) and entitled Preliminary Permit No. 186/Asher, abutting on and immediately to the north and west of the Ma'anit-Joseph License. On January 31, 2007, with the termination of the Asher Permit and in accordance with its terms, we submitted an application for an exploration license covering approximately 322,000 dunam (approximately 81,000 acres), all but 3,000 acres of which were subject to the Asher Permit. The application is currently under review by the Israeli Petroleum Commissioner. We have named the project to explore the areas under our license and any surrounding areas for which we have or obtain petroleum rights the "Joseph Project."

We hold 100% of the working interest in our license and the application for issuance of the license for areas previously subject of the Asher Permit, which means we are responsible for 100% of the costs of exploration and, if established, production. Our net revenue interest is 87.5%, which means we would receive 87.5% of the gross proceeds from the sale of oil and gas from license and permit areas upon their conversion to production leases, if there is any commercial production. The 12.5% we would not receive is a royalty reserved by the State of Israel. No royalty would be payable to any landowner with respect to production from our license or permit areas as the State of Israel owns all the mineral rights. In the event commercial production is established, we will be setting aside a royalty interest (or equivalent net operating profits interest) of 6% (after payout of our exploration costs through the first discovery well) for charitable contributions. In addition, our key employee incentive plan will receive a royalty interest (or equivalent net operating profits interest) of up to 1.5% (after payout of our drilling costs on a well-by-well basis). (A "royalty interest" is calculated on the basis of 100% of the gross oil and gas produced and saved from a well or the gross revenues from the sale of that production before any deduction of finding or production costs and without deduction of payments made to other royalty interests. A "net operating profits interest" is a contractual right to receive a portion of the revenue stream from the production less the costs attributable to royalty interests and certain defined operating costs.) This means our effective net revenue interest may be as low as 80%.

Our corporate offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 and our telephone number is (214) 221-4610. Our website address is www.zionoil.com. Our office in Israel is located at 15 Bareket St., Caesarea Industrial Park, 38900 Israel, and the telephone number is +972 (4) 623-1425.

The Joseph Project

Background. In 1983, during a visit to Israel, John M. Brown (our Founder and Chairman) became inspired and dedicated to finding oil and gas in Israel, and he started the process that led to the Joseph Project. During the next sixteen years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000 in order to receive the award of a small onshore petroleum license from the Israeli government. Mr. Brown and 25 different persons who had assisted him during the sixteen-year period started Zion with an initial cash contribution of $2,400 for which they received 2,400,000 shares of common stock at the price of 1/10 of one cent per share. Upon its formation, Mr. Brown and the others contributed to Zion all of the technical, economic, legal and financial data they had accumulated over the years relating to oil and gas exploration in Israel. For accounting purposes, no monetary value was attached to the data and we are unable to provide you with any estimate of its cost of acquisition or current market or replacement value, if any. Zion was originally incorporated on April 6, 2000 in Florida. On July 9, 2003, we were reincorporated in Delaware.

Upon the award of our first petroleum right (License No. 298/Ma'anit, which is referred to as the "Ma'anit License") in May 2000, the Israeli government gave us access to most of its data with respect to previous exploration in the area, including geologic reports, seismic records and profiles, drilling reports, well files, gravity surveys, geochemical surveys and regional maps. We also gathered information concerning prior and ongoing geological, geophysical and drilling activity relevant to our planned activities from a variety of publicly accessible sources. The second map below in this Item 1 shows the outline of our current Ma'anit-Joseph License and the areas previously subject of the Asher Permit for which we have applied for a new license. It also shows the location of the approximately 500 kilometers of seismic lines and relative locations of eight mid-range (to 7,500 feet) and deep (to 21,000 feet) wells in our immediate area, data and information concerning which we have acquired and analyzed. The Israeli government itself conducted most of the seismic surveys during the 1970's and 1980's in order to provide data to encourage oil companies to invest in exploratory drilling. Private and public Israeli, American and international companies conducted additional seismic survey and drilled most of the eight wells in the period since 1980.

The areas subject of our Ma'anit-Joseph License and Asher Permit are contiguous areas in a similar geologic environment. They are located on a continuous regional high associated with the basement to a Paleozoic Age structure (approximately 280 million years old) that runs parallel to the current coast of Israel onshore from just off of Haifa to south of Tel Aviv. The regional high is evidenced by a magnetic anomaly extending through both the Ma'anit-Joseph License and Asher Permit. This structure and other geologic elements common to both areas, including particularly the Triassic Age (approximately 200 million years ago) Ma'anit structure that extends from the Ma'anit-Joseph License area into the Asher Permit area, lend themselves to an integrated exploratory program (and, if successful, may lend themselves to an integrated development program) which is the subject of the Joseph Project.

The Joseph Project -The Ma'anit-Joseph License and Asher Permit Areas and Rights - Geological and Geophysical Activities

a. The Ma'anit-Joseph License

  Effective May 1, 2000, the Israeli government awarded us the three-year 28,800-acre "Ma'anit License" (#298) to conduct petroleum exploration activities (the dark shaded area in the center of the map shown below).

  In the area covered by the license there were located two abandoned exploratory wells, Ma'anit #1 in the west and Har Amir #1 in the east, each drilled into Middle Jurassic Age formations (approximately 160 million years old) to depths of approximately 2,300 meters (7,550 feet). From May 2000 through May 2001, we conducted extensive geophysical and geological operations, including interpreting and mapping approximately 250 kilometers of previously shot seismic lines, reprocessing 70 kilometers of existing seismic and shooting 11 kilometers of new seismic. As a result, we began to intensely focus on an exploration target that looked very promising in the Upper Triassic Age formations under the Ma'anit License and the adjacent area. In interpreting the seismic, we identified a structural feature associated with a basement to Paleozoic Age structural high existing roughly parallel to the current coast of Israel. The concept was that this geological feature became the underlying platform for what appeared to be reefal buildups during the Triassic Age.

  Based on our preliminary work, we applied for and received effective May 1, 2001, an eighteen-month, 137,250-acre Preliminary Permit with Priority Rights. The permit (#176) named "Joseph" bounded the Ma'anit License on three sides and provided us the opportunity to determine the direction of our exploration.

  With the assistance and support of the Geophysical Institute of Israel, we intensified our exploration efforts in 2001 and 2002, incorporating an additional 250 kilometers of seismic data into the interpretation and reprocessing another 60 kilometers of existing seismic data, and preparing a complete series of geologic maps of the different formations.

  In 2002, we also conducted a new seismic survey on the Joseph Permit area, acquiring an additional 21 kilometers of seismic data for the expressed purpose of correlating nine of the existing lines and enhancing our ability to interpret those lines. Based upon our interpretation of that line and resulting enhanced interpretation of the existing lines, we revised our maps and selected drilling sites for the first exploratory wells on each of two prospects - the Ma'anit Prospect on the Ma'anit License area and the Joseph Prospect on the Joseph Permit area. In October 2002, we submitted a detailed prospect description to the Israeli Petroleum Commissioner, which report we revised and updated in January 2003. With the report, we submitted a request to exercise our priority rights under the Joseph Permit by incorporating the southern portion of the Joseph Permit area into the Ma'anit License (to be renamed the Ma'anit - Joseph License) and extending the term of the Ma'anit License through April 30, 2005. Although the report focused primarily on Triassic Age sediments, it also described lower Paleozoic prospect opportunities.

  Following approval by the Petroleum Commission of the State of Israel, the Minister of National Infrastructures (the "Minister"), in February 2003, granted our application to consolidate portions of our existing petroleum rights into the Ma'anit-Joseph License, covering a combined area of approximately 95,800 acres, and to extend the term of the license through April 30, 2005. The term of the license was later extended through April 30, 2007. On August 1, 2005, based on our ongoing geological work, the lands subject of the license were expanded by the addition of 9,300 dunam (approx. 2,300 acres) at its south-east corner.

  During the period April-November 2005, we deepened the Ma'anit #1 well to a depth of 4,719 meters (15,482 feet) in the Lower Triassic and performed required tests. We have since prepared and submitted a completion report of operations on and results of the well to the Petroleum Commissioner in accordance with the requirements of the Petroleum Law. Concurrently, as required by the work program, we submitted to the Petroleum Commissioner a proposed work program for the remaining term of the license which was approved on March 15, 2006. This program, as amended, provides that no later than April 15, 2007, we re-enter the Ma'anit #1 or commence the drilling of a new well to a depth of at least 4,400 meters (14,371 feet).

  In addition to the completion report and work program proposal, we prepared and submitted in December 2005 to the Petroleum Commissioner a revised prospect description (the "2005 Prospect Description") presenting our findings and analysis of the results of the Ma'anit #1 and additional exploratory work and analysis performed since the submission of the original Prospect Description as updated in January 2003. While concentrating on the results of the Ma'anit #1 well and Ma'anit structure discovered by the Ma'anit #1 and plans to further explore, appraise and develop the Ma'anit structure, the 2005 Prospect Description also discusses other Triassic Age opportunities, including possible Triassic reefal opportunities in the southern portion of the license area, the Joseph and Joseph East prospects, and prospect opportunities in the deeper Permian (Paleozoic age) structures that we are also planning to explore.

  During 2006, we continued to analyze the results of the Ma'anit #1 well and the Triassic structures discussed in the 2005 Prospect Description, submitted clarifications to the Ma'anit #1 completion report, developed completion procedures for the Ma'anit #1 well and a drilling procedure for a planned appraisal well intended to be drilled approximately 600 meters from the Ma'anit #1. We also conducted further studies of the deeper horizons within the license and surrounding areas.

  On February 13, 2007, the Petroleum Commissioner confirmed that, provided we recommenced operations on the Ma'anit #1 in accordance with our approved work program, our rights under the Ma'anit-Joseph License will be maintained through the completion of our renewed operations on the Ma'anit #1 well and such additional time as required to analyze the results of such operations.

  Declaration of a commercial discovery on the Ma'anit-Joseph License prior to the end of the license as extended for the completion of our renewed operations and analysis of the results of such operations, as may in certain circumstances be further extended, will entitle us to receive a 30-year license (extendable on certain conditions for an additional 20 years) subject to compliance with a field development and production program.

b. The Asher Permit

  In May 2005, we applied for a preliminary permit with priority rights to conduct exploration activities on areas covering approximately 500,000 dunam (approx. 124,000 acres) abutting our Ma'anit-Joseph License and lying to its north and west in order to continue our exploration of the exploratory trend we developed under the Ma'anit License and Joseph Permit areas. In applying for the new permit, we proposed a two-staged program of geological and geophysical work extending over an 18 month period aimed at developing a drillable prospect in the permit area.

  On August 1, 2005, we were granted Preliminary Permit No. 186/Asher with Priority Rights for an area covering 490,000 dunam (approx. 121,100 acres). The permit covers lands on the Israeli coastal plain and the Mt. Carmel range stretching north to the outskirts of Haifa. The permit was for a period of 18 months terminating on January 31, 2007.

Exploration Prospects and Leads in the Joseph Project
Legend
Triassic Reefs
Triassic Structures
Permian Features
Haifa 5 km
ATLIT #1
Asher Atlit Reef
Possible Triassic Horst Block
Asher
Area applied for in Asher-Menashe License
0 4
Kilometers
Patch Reefs?
LP-2239
CARMEL #1
DS-584
Triassic Highs
DS-586
DS-583
Possible Permian Reef
CAESAREA #3
HAR AMIR #1
Har Amir Structure
DS-0588
DS-2223
DS-0653
MA'ANIT #1
Ma'anit/Joseph License
ZI-5024
DS-2191
Ma'anit Structure
DS-0585
GV-2224
ZI-5039
Permian High
Pinnacle Reef Trend
west bank
DS-589
GV-2226
DS-3065
DS-3070
DS-3081
DS-0590
DS-0579
DS-0557
East Joseph Prospect
Permian High
Netanya
DS-3071
DS-4014
DS-3064
DS-4009
DS-3085
DS-4010
DS-619
DS-4008
ZI-5039
GA'ASH #2
DS-0619
DS-3579
DS-617
DS-3070
DS-663
DS-617
DS-0559
DS-3024
MEGED #4
MEGED #3
MEGED #2
DS-4012
DS-3025
Tel Aviv 5 km
DS-0714
DS-0585
DS-0557
DS-4011
DS-3021

  In connection with the work program requirements for the Asher Permit and continuing exploration of our license area, we reprocessed approximately 200 kilometers of seismic lines and have used the data to begin detailed mapping of a number of prospect leads. The adjoining graphic shows the permit and license areas, seismic lines in the areas and the general location of the prospect leads.

  On January 31, 2007, in accordance with the terms of the Asher Permit, we submitted a Final Report and Prospect Identification. In conjunction with the report and in exercise of our priority rights under the permit, we filed an application with the Petroleum Commissioner for a petroleum exploration license tentatively denominated the Asher-Menashe License, on approximately 322,000 dunam (approximately 81,000 acres) north of the Ma'anit-Joseph License, of which approximately 310,000 dunam (approximately 78,000 acres) were subject of the Asher Permit and some 12,000 dunam (approximately 3,000 acres) abut the Asher Permit acreage to the north. In the application, we proposed to include the acquisition of 20 kilometers of new seismic data in the Ramot Menashe region and the drilling of a test well in that region to the Triassic formation. The application is currently under review.

The Joseph Project - Drilling Operations and Results

On December 29, 2004, we signed a drilling contract with Lapidoth Israel Oil Prospectors Corp., Inc. (the "contractor") for the reentry and drilling of the Ma'anit #1 well on the Ma'anit-Joseph License to a depth of between 4,000 and 5,000 meters. The contractor commenced mobilization of the rig to the site in mid-March 2005. On April 10, 2005, the Ma'anit #1 well was reentered and operations to deepen the well to the Triassic formation commenced. On July 14, 2005 we reached our total depth of 15,482 feet and then commenced an attempt to complete the well. The completion attempt was temporarily abandoned on November 4, 2005 and the rig released.

We have what appears to be a discovery of both oil and gas in a number of different zones, over a 2,100-foot interval between 12,500 and 14,600 feet deep. This has been determined through different indicators, including (but not limited to):

  Increased penetration rates while drilling (drilling breaks) with natural gas shows on the gas chromatograph (which measures natural gas components)

  Microscopic oil and gas stains on sample rock cuttings during drilling (sample shows)

  Geochemical analysis of asphaltic rock cuttings indicating probable origination in nearby good quality, mature oil source rocks

  Gas bubbles and oil stains on the mud pit while drilling

  Pockets of gas that ignited and flared for several minutes at different times when the well was being swabbed

  Analysis of the electric, sonic and nuclear wireline logs that run in the well to evaluate the formations.

We first encountered Triassic Age sediments at a depth of 3,302 meters (10,833 feet) according to our consulting paleontologist. This was considerably higher (sooner) than the expected depth of approximately 3,850 meters (12,600 feet). By being approximately 550 meters (1,750 feet) higher than expected, we saw a unique opportunity and decided to deepen the well to see if we could drill below the bottom of the Triassic and explore Permian age formations. While still in the Lower Triassic between 4,560 meters to 4,700 meters we encountered very difficult drilling conditions and drill pipe failures. We decided to stop drilling at 4,719 meters (15,482 feet), still 100 meters or so above the projected Permian formation, rather than risk a total loss of the well.

Initially, we tested the two lowest zones in the well (of Scythian Age in the Lower Triassic) and found apparent oil on top of water in the upper zone at 4,611 meters (15,128 feet) and formation water in the lower zone at 4,640 meters (15,223 feet). Due to the small thickness of the oil zone (six feet), its depth, and the proximity to water, we abandoned that zone and plugged the well with cement back to 4,453 meters (14,610 feet). We then swab tested through drill pipe three zones of Anisian Age (a formation in the middle Triassic) between 4,342 and 4,448 meters (14,245 and 14,593 feet) with encouraging but inconclusive results. During the swab testing, we recovered very heavy salt water identical to that recovered from the Scythian. Realizing that it could take considerable time and expense to get the water out, we moved up to the Carnian (a higher formation in the Triassic) to attempt to establish production. The combination of increased drilling penetration rate (drilling breaks), gas shows, analysis of rock cuttings and wireline log analysis in the Carnian indicated possible productivity in six separate zones aggregating 250 feet of thickness. A temporary cast iron bridge plug was set in the casing between the Anisian and Carnian and the six zones between 3,828 and 4,028 meters (12,559 and 13,215 feet) were perforated for commingled production testing.

We swab tested the six perforated zones through tubing. Rather than the expected gas, we received the same water as we had seen in the lower zones. A review of the log analysis was of no help in identifying the source of the water. With the aid of our independent petroleum consultants, Forrest A. Garb & Associates, Inc. ("FGA"), we deduced that the water was coming out of the numerous layers of volcanics. It now appears that this deduction was correct, as after many cementing operations and several weeks of work, we shut off much of the water.

Our next step was to perforate what appears on the electric logs as a good hydrocarbon reservoir a 30-meter zone from 3,903 to 3,933 meters in the Carnian. Once again we were surprised by the presence of water. This time the water was different from the heavy water seen previously. It appeared that the water was coming from the perforated formation. An analysis of the water revealed a different resistivity than that used in the log analysis, the result being that the interval was water bearing rather than hydrocarbon bearing.

Using the information from the new water samples we obtained, we had our consulting engineers recalculate the well logs using new parameters. The overall effect of recalculating the logs was to marginally reduce the amount of apparently available oil and gas.

Knowing that water from the volcanic zones is a problem, we returned downhole to the Anisian, where we saw oil during drilling and in one swab test, and attempted to complete in the zone between 4,344 to 4,353 meters. From an analysis of the logs relating to that zone made with assistance of our consulting geologists and engineers, it appears that that zone should have the potential of commercial amounts of oil and gas. The decision to return to that zone was made because: (1) the cost of returning was roughly the same as the cost of plugging off the currently perforated Carnian zone and testing a new Carnian zone; and (2) oil was the more likely primary hydrocarbon from the Anisian and more immediately saleable. After performing numerous remedial operations to eliminate the water incursion, on October 3, 2005, we swabbed and then reverse circulated the well for 90 minutes. During most of that time there was a 6 to 10 foot gas flare with occasional larger flares and we recovered completion water, drilling mud, spent acid water and cement fines, but no apparent formation or volcanics water. We then shut the well in for most of the month of October and put the rig on standby at that time. In early November 2005, we swab tested the zone between 4,344 and 4,353 meters deep and initially recovered gas prior to a break down of the cement seal when water again intruded into the bore. We released the rig on November 10, 2005 and have since evaluated the data and planned further completion operations.

On December 10, 2006, we entered into a memorandum of understanding with the contractor for the performance of remedial workover, completion and testing services on the Ma'anit #1 in accordance with the procedures developed by us since the release of the drilling rig in November 2005. On March 15, 2007, pursuant to the memorandum of understanding, we entered into a services agreement with the contractor pursuant to which remedial workover, completion and testing services on the Ma'anit #1 well are to commence on April 11, 2007, but no later than April 15, 2007, in accordance with the requirements of the license work program. The rig arrived on location on April 6, 2007 and is being rigged up in contemplation of the renewal of operations.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of approximately eleven exploration companies or consortia. These are primarily relatively small local or foreign companies with limited financial resources, except for two consortia consisting of local Israeli and foreign participants which have substantial financial resources. Of the eleven groups, three (including the two more financially substantial consortia) are engaged primarily in off-shore activities which is not an area in which we are currently active or interested. Of the participants in on-shore activities, only two companies other than Zion are active in the northern half of Israel in which our activities are concentrated. We are aware of no oil and gas exploration companies who are at present actively considering potential activities in the areas subject of the Ma'anit-Joseph License and Asher Permit, except for one which has indicated to us possible interest in participating as a minority joint venture partner with us in a planned well. Primarily for geopolitical reasons, Israel (particularly on-shore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. However, given the limited availability in Israel of oil field service companies, equipment and personnel, in periods of increased exploration interest and activity as at present, there is considerable competition for available equipment and services. In this market Zion has no particular advantage and, when competing for rig availability, is limited by the availability of necessary funding and permits. We attempt to enhance our position in this market by developing and maintaining good professional relations with local oil field service providers and a high level of credibility in making and meeting commercial commitments.

As an exploration company, we do not yet have oil and gas reserves to market. The discussion of markets for oil and gas in Israel is set forth below to present the economic environment within which we would have to operate should our exploratory drilling be successful.

If any of our exploratory wells are commercially productive, we would install oil and gas separation facilities and storage tanks. Initially, oil from the license area would be transported by truck to the oil refinery located near Haifa, a distance of approximately 40 kilometers (25 miles). Under the terms of the Petroleum Law, we may be required by the Minister of National Infrastructures to offer first refusal for any oil and gas discovered to Israeli domestic purchasers at market prices. Our long-range plans include laying a 6-kilometer (3.7-mile) oil pipeline to join an existing crude oil transfer line between the refinery in Haifa and the refinery in Ashdod, Israel. If we discover gas, we would sell initially to a local manufacturing plant located approximately 200 meters from the Ma'anit # 1 location. Long-range plans include connecting the separation facility to a countrywide gas transportation line, now in the planning and construction stages. We believe that any liquid hydrocarbons discovered in Israel would be sold at prices commonly received in the Mediterranean basin. Those prices, net to the wellhead, are expected to approximate Israeli market prices, plus or minus allowances for quality.

At the present time, Israel can absorb any discovery of oil, condensate or gas liquids. Israel's total energy and petrochemicals consumption of liquid hydrocarbons in 2005 is estimated by Israeli government sources to have been the equivalent of 82 million barrels of oil, 15% of which is for electric power generation. This leaves approximately 70 million barrels per year of demand for liquid hydrocarbons if all the electric power generation needs are met by coal and offshore gas fields. Even a giant oil field discovery (of which there can be no assurance) with a project life of almost 50 years, would not result in maximum production in any single year in excess of 70 million barrels. At this time there is almost no competition for locally produced oil. Only one oil field is currently producing in Israel and it is near the end of its economic life with daily production of about 30 barrels of oil.

The current Israeli market for natural gas is in its infancy. There is now only a limited, but growing, market in several regions of the country. The government is encouraging the power and industrial sectors to convert to gas energy and, jointly with the private sector, is developing a natural gas pipeline infrastructure intended to connect the newly discovered offshore gas fields and Egyptian sources to the potential market in Israel. We believe that the electrical generating sector (which is building combined cycle, gas-fired generating units), together with the industrial, commercial and future residential sectors when developed, should be able to absorb any gas discovery within a reasonable period.

Israel's Petroleum Law

Our business in Israel is subject to regulation by the State of Israel pursuant to the Petroleum Law, 5712-1952. The administration and implementation of the Petroleum Law is vested in the Minister of National Infrastructures, the Petroleum Commissioner and an advisory council (the "Petroleum Council"). The following discussion includes brief statements of certain provisions of the Petroleum Law as currently in effect.

Petroleum resources are owned by the State of Israel, regardless of whether they are located on state lands or the offshore continental shelf. No person is allowed to explore for or produce petroleum without being granted a specific right under the Petroleum Law. The law provides for three types of rights, two relevant to the exploration stage and the third for production.

Preliminary permit. The "preliminary permit" allows a prospector to conduct preliminary investigations, such as field geology, airborne magnetometer surveys and seismic data acquisition, but does not allow test drilling. It may be granted for a period not to exceed 18 months. The holder of a preliminary permit is entitled to request a priority right on the permit area, which, if granted, prevents an award of petroleum rights on the permit area to any other party. There are no restrictions as to size of the permit area or to the number of permits that may be held by one prospector. However, Israeli policy is to award an area no larger than that for which the applicant has a reasonable plan of operation and has shown evidence of the necessary financial resources to execute the plan.

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

Petroleum Rights Fees. The holders of preliminary permits, licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (on-shore or off-shore) of the right, acreage subject of the right and, in the case of a license, the period during which the license has been maintained. The fees range from New Israeli Shekels (NIS) 60.12 (approx. US$14.47 at the Bank of Israel representative rate on March 30, 2007) per 1,000 dunam (approx. 247.11 acres) per year for a permit to NIS 910.82 (approx. US$ 219.21) per 1,000 dunam per year for a lease (except for 50,000 dunam around each producing well).

Requirements and entitlements of holders of petroleum rights. The holder of a petroleum right (permit, license or lease) is required to conduct its operations in accordance with a work program set as part of the petroleum right, with due diligence and in accordance with the accepted practice in the petroleum industry. The holder is required to submit progress and final reports; provided, however, the information disclosed in such reports remains confidential for as long as the holder owns a petroleum right on the area concerned.

If the holders of a petroleum right do not comply with the license's or the permit's work program, the Petroleum Commissioner may issue a notice requiring that the holder cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the right. If the petroleum right is cancelled following such notice, the holder of the right may, within 30 days of the date of notice of the Commissioner's decision, appeal such cancellation to the Minister of National Infrastructures. No petroleum right shall be cancelled until the Minister has ruled on the appeal.

The holder of a license or lease on which there is a producing well is required to pay a royalty to the government of 12.5% of production. The government may elect to take the royalty in kind, or take payment in cash for its share of production as we sell the oil and gas.

The grant of a petroleum right does not automatically entitle its holder to enter upon the land to which the right applies or to carry out exploration and production work thereon. Entry requires the consent of the private or public holders of the surface rights and of other public regulatory bodies (e.g. planning and building authorities, Nature Reserves Authority, municipal and security authorities, etc.). The holder of a petroleum right may request the Government to acquire, on its behalf, land needed for petroleum purposes. The petroleum right holder is required to obtain all other necessary approvals.

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

Exploration and development expenses. Under current Israeli tax laws, exploration and development expenses incurred by a holder of a petroleum right can, at the option of such holder, either be expensed in the year incurred or capitalized and expensed (or amortized) over a period of years. Most of our expenses to date have been treated for Israeli income tax purposes as accumulated revenue expenses.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 31% in 2006 and 29% in 2007, which rate is scheduled to further reduce annually thereafter to a minimum rate of 25% by 2010.

Import duties. Insofar as similar items are not available in Israel, the Petroleum Law provides that the owner of a petroleum right may import into Israel, free of customs, purchase taxes and other import duties, all machinery, equipment, installations, fuel, structures, transport facilities, etc. (apart from consumer goods and private cars and similar vehicles) that are required for the petroleum exploration and production purposes.

Exploration Expenditures

In the course of 2005 and 2006, we estimate that we have spent the following amounts in exploration expenses, all of which in connection with the Joseph Project.
	2006	2005
Ma'anit-Joseph License
Geological &, Geophysical Operations	$ 81,047	$ 54,157
Exploratory Drilling Operations	$ 494,868	$ 6,187,977

Asher Permit
Geological & Geophysical Operations	$ 227,196	$ 54,157

Total	$ 803,111	$ 6,296,291

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

Political Climate

Between October 2000 and the summer of 2004, there was a significant increase in violence primarily in the West Bank and the Gaza Strip, and negotiations between Israel and Palestinian representatives ceased for a period of over thirty months. Negotiations recommenced in June 2003 with the internationally sponsored "Road Map" plan, to which there is significant opposition from extremists on both sides. With the death of the former chairman of the Palestinian Authority in November 2004, violence subsided and Israel effectively completed a disengagement process in the Gaza Strip and northern Samaria. Violence further diminished with the building by Israel of the security fence between centers of Israeli and Palestinian populations. The chances for this renewed peace process cannot be predicted. This uncertainty was heightened with the election in early 2006 of a majority of Hamas Party candidates to the Palestinian Authority parliament and the establishment of a Hamas-led government in the Palestinian Authority. In late June 2006, following a terrorist attack from Gaza on an Israeli army outpost in Israel and the kidnapping of an Israeli soldier, Israel commenced military action in Gaza. In July 2006, following the launching of rocket attacks on Israeli BORDER=0 villages and the killing and kidnapping of several Israeli soldiers on patrol in Israel by the Lebanese-based Hezbollah terrorist organization, Israel commenced military action aimed at returning the kidnapped soldiers and removing the Hezbollah threat from Israel's northern border. Following international diplomatic efforts and a United Nations Security Council resolution, a cease-fire was implemented in Lebanon in August 2006. In February 2007, pursuant to an arrangement sponsored by Saudi Arabia, the rival Palestinian Hamas and Fatah parties agreed to a plan (the "Mecca Agreement") pursuant to which the Hamas government resigned and has been replaced by a multi-party coalition government to be formed. Among the purposes of the agreement are the reduction of tensions between Israel and the Palestinian Authority and the reduction of international pressure on and isolation of the Palestinian Authority. In the context of the Mecca Agreement, diplomatic attempts toward a cease-fire in Gaza are continuing, as are attempts to restart the political dialogue.

Employees

We currently employ twelve employees and four consultants, four of whom (out of the sixteen total) are on a part-time basis. During the next twelve months, we may hire more full-time employees and some of our consultants will change over to full-time employee status. We also expect to hire several consultants for specific short-term services. None of our current employees is subject to any collective bargaining agreements and there have been no strikes.

Charitable Trusts

If we are successful in finding commercial quantities of oil and gas in Israel, we intend to donate a portion of our revenues from production of oil and gas to charities in Israel, the United States and elsewhere in the world. The donations will be made through entities we intend to establish. These entities have not been as yet fully defined. For purposes of this discussion, we call them charitable trusts, but they may be tax-exempt corporations, foundations, associations or some other form of charitable entity. The exact form of the charitable trusts, the domicile of the charitable trust for contributions outside Israel, and the exact form of the royalty or equivalent net operating profits interests to be donated have not yet been determined. Those forms will depend to an extent upon advice of tax counsel and the outcome of negotiations with the Israeli Income Tax Authority. Independent of the form of organization and the form of interest donated, our board of directors has established the following parameters for the charitable trusts:

  There will be two separate and distinct charitable trusts, one to be established in Israel and one to operate outside Israel. Each of the charitable trusts will have its own board of directors (or board of trustees) consisting of up to nine members each, a majority of whom shall not be our officers, directors or shareholders owning more than 1% of Zion.

  At least two-thirds of the Israeli charitable trust's board will be resident citizens of Israel. Our founder, John Brown, will serve as the initial chairman.

  At least two-thirds of the non-Israeli charitable trust's board will be resident citizens of the United States. John Brown will serve as the initial chairman of the board.

  The two charitable trusts will be set up with the objective that to the extent possible our donations to them will be tax deductible under both Israeli and U.S. tax law.

  We will assign to each of the two charitable trusts an after payout (of exploration costs through the first discovery well) royalty interest of 3% in the Joseph Project petroleum rights and any other petroleum rights that we acquire in Israel. This means that 6% of the gross proceeds of oil and gas production (after our recoupment of our exploration costs through the first discovery well) would go to the two charitable trusts for charitable purposes, one-half (3%) to be used for charitable activities in Israel by one charitable trust and one-half (3%) to be used for such purposes in the United States and internationally by the other.

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

We plan to establish these charitable trusts as soon as sufficient funds are available to establish the trusts without derogating from our ability to efficiently comply with our commitments under our petroleum rights in Israel. Our board will set specific guidelines for the determination of the type and nature of the charities to which the trusts may contribute and parameters, if and to the extent deemed appropriate by our board, for the amounts available for contribution to any individual charity or type of charity. Decisions concerning the specific charitable beneficiaries and the amounts to be donated will be made by the boards of the trusts, which shall be independent of the company as set forth above, in accordance with their organizational documents and procedures and the laws of their jurisdictions of establishment.

Our shareholders, in a resolution passed at the 2002 Annual Meeting, approved the concept in principle, as well as the specific sources of interest to be donated to the trusts. Specifically, the shareholders resolution gave the board the authority to transfer to each charitable trust a (i) 3% royalty interest, (ii) a net operating profits interest economically equivalent to a 3% royalty interest, or (iii) substantially equivalent interests.

We have elected to donate the 3% royalty interests and not the other interests, subject to any legal and tax restrictions under Israeli law as may be in effect at the time of the transfer of the interest. If, due to increased tax liability, we elect not to donate the royalty interest but rather donate a substitute interest (such as a net operating profits interest) then the amount of the substitute interest would be calculated and specified such that it would have the same economic value to the charitable trust as would a 3% royalty interest.

These charitable trusts are to be new, separate and independent of any charitable organization supported by (or affiliated with) any of our officers or directors (a "Related Charitable Organization"). Nothing in the charters, organizational documents or bylaws of our charitable trusts will prohibit any Related Charitable Organization from applying for a grant or other financial support from one of the Zion charitable trusts. However, any member of the governing body or committee recommending allocation of grants of one of the charitable trusts who is affiliated with a Related Charitable Organization applying for such financial aid will be precluded from voting on the grant.

We are subject to the following significant risk factors:

We are an exploration stage company with no current source of income and, consequently, our financial condition has been unsound in the past and might again be so in the future.

We were incorporated in April 2000 and are still an exploration stage company. Our operations are subject to all of the risks inherent in establishing a new business enterprise. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business. We cannot warrant or provide any assurance that our business objectives will be accomplished. All of our audited financial statements since inception have contained a statement by the auditors that raise substantial doubt about us being able to continue as a "going concern" unless we are able to raise additional capital.

If we are unable to obtain additional financing, we may be unable to execute our business plan.

Our planned work program is expensive. We expect to have sufficient funds for our activities through March 31, 2008. Following that we plan to drill an appraisal well (tentatively designated the Ma'anit-Rehoboth well) to the Triassic on the Ma'anit prospect. If we are unable to raise at least $3,000,000 net proceeds during the period April 2007 through March 2008 in a combination of equity offerings and loans or we are unable to attract additional participants in the Joseph Project, we may not be able to complete our plans to drill the planned appraisal well which could cost as much as $6.6 million for a dry hole and $8.5 million for a completed producer, assuming there are no drilling or completion problems.

Even if the Ma'anit #1 and/or the Ma'anit-Rehoboth appraisal well we plan to drill is completed as a commercial well, we may have to seek additional forms of financing, including the sale (if possible) of a portion of our license rights, in order to meet our obligations to drill additional wells to develop the Ma'anit prospect and our plans to drill additional wells to test additional prospects (including a deep test to the Permian in the Ma'anit-Rehoboth well) on our Ma'anit-Joseph license and any license which may be granted, if granted, pursuant to our application for the Asher-Menashe License.

Any additional financing could cause your relative interest in our assets and potential earnings to be significantly diluted. Even if we have exploration success, we may not be able to generate sufficient revenues to offset the cost of dry holes and general and administrative expenses.

We have no proved reserves or current production and we may never have any.

We do not have any proved reserves or current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

We have a history of losses and we could remain unprofitable for a long time.

We incurred net losses of $2,509,870 for the year ended December 31, 2006, $1,604,714 for the year ended December 31, 2005. Our accumulated deficit as of December 31, 2006 was $7,340,246. We cannot assure that we will ever be profitable.

We have significant cash commitments for executive compensation, thus reducing the amounts of money available for exploratory drilling.

Under existing compensation agreements we are committed to pay our executive officers an aggregate of between $800,000 and $850,000 annually. As of December 31, 2006, these and other officers have voluntarily committed to defer payment of $1,053,202 of unpaid compensation that accrued through December 31, 2006, as well as a portion of their post-January 1, 2007 compensation to at least July 1, 2008, subject to partial earlier payment in certain circumstances. There is no assurance that such deferral will continue in the future. If we do not have a discovery of oil or gas, a sizable portion of our capital resources, including the amounts raised in the future, may be used for executive compensation, reducing the amounts available for exploratory drilling.

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

Political risks may inhibit our ability to raise capital.

Our operations are concentrated in Israel and could be directly affected by political, economic and military conditions in Israel. Efforts to secure a lasting peace between Israel and its Arab neighbors and Palestinian residents have been underway since Israel became a country in 1948 and the future of these peace efforts is still uncertain.

Kibbutz Ma'anit (where we have drilled our first well) is in an area adjacent to Israeli Arab villages where anti-Israeli rioting broke out in late 2000. Any future armed conflict (including the renewal of the recent conflict between Israel and the Hezbollah terrorist organization based in Lebanon and the expansion of that conflict into the areas in which we are operating or into central Israel), political instability or continued violence in the region could have a negative effect on our operations and business conditions in Israel, as well as our ability to raise additional capital necessary for completion of our exploration program.

Economic risks may inhibit our ability to raise additional capital.

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

  changes in laws and policies affecting operations of foreign-based companies in Israel; and

  changes in governmental energy and environmental policies or the personnel administering them.

During the period 2002-2004, several proposals were submitted by Israeli government authorities to amend various provisions of the Petroleum Law and the related fiscal regime. While none of these proposals was adopted and none is currently pending, if they had been adopted and applied to outstanding petroleum rights, they might have resulted in increasing our costs of exploration and production. Further, in the event of a legal dispute in Israel, we may be subject to the exclusive jurisdiction of Israeli courts or we may not be successful in subjecting persons who are not United States residents to the jurisdiction of courts in the United States, either of which could adversely affect the outcome of a dispute.

Our petroleum rights (including licenses and permits) could be canceled or terminated, and we would not be able to successfully execute our business plan.

Any license or other petroleum right we hold or may be granted is granted for fixed periods and requires compliance with a work program detailed in the license or other petroleum right. If we do not fulfill the relevant work program due to inadequate funding or for any other reason, the Israeli government may terminate the license or any other petroleum right before its scheduled expiration date.

There are limitations on the transfer of interests in our petroleum rights, which could impair our ability to raise additional funds to execute our business plan.

The Israeli government has the right to approve any transfer of rights and interests in any license or other petroleum right we hold or may be granted and any mortgage of any license or other petroleum rights to borrow money. If we attempt to raise additional funds through borrowings or joint ventures with other companies and are unable to obtain required approvals from the government, the value of your investment could be significantly diluted or even lost.

Our dependence on the limited contractors, equipment and professional services available in Israel will result in increased costs and possibly material delays in our work schedule.

In Israel, as of the date of this annual report, there is only one drilling contractor, one provider of seismic services and one provider of logging services. The drilling contractor has only one drilling rig in Israel capable of drilling to our target depth. Consequently, due to the lack of competitive resources, costs for our operations may be more expensive than costs for similar operations in other parts of the world. We are also more likely to incur delays in our drilling schedule and be subject to a greater risk of failure in meeting our required work schedule. Similarly, some of the oil field personnel we need to undertake our planned operations are not necessarily available in Israel or available on short notice for work in Israel, a situation that may result in increased costs and delays in the work schedule.

Our dependence on Israeli local licenses and permits may require more funds than we have budgeted and may cause delays in our work schedule.

We are subject to a number of Israeli local licenses and permits. Some of these are issued by the Israeli security forces, the Civil Aviation Authority, the Israeli Water Commission, the Israel Lands Authority, the holders of the surface rights in the lands on which we intend to conduct drilling operations, including Kibbutz Ma'anit, and local and regional Planning Commissions. If we are unable to obtain some or all of these permits or the time required to obtain them is longer than anticipated, we may have to alter or delay our planned work schedule, which would increase our costs and may also result in increased operating risks.

Voting control is concentrated in management, which effectively limits your shareholder voting rights.

The management of Zion, including John Brown who holds proxies from a total of 39 other shareholders, controls more than 50% of the voting shares of Zion. The ability of management to exercise significant control over us may discourage, delay or prevent a takeover attempt that a shareholder might consider in his or her best interest and that might result in a shareholder receiving a premium for his or her common stock. Also, management may have the ability to:

  control the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

  elect all of the members of our board of directors;

  prevent or cause a change in control of our company; and

  decide whether to issue additional common stock or other securities or declare dividends.

Cash dividends will not be paid to shareholders for the foreseeable future.

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

If we are successful in finding commercial quantities of oil and gas, our operations would be subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment, which can adversely affect the cost, manner or feasibility of our doing business. Many Israeli laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both. Risks of substantial costs and liabilities related to environmental compliance issues are inherent in oil and gas operations. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas exploration and production, would result in substantial costs and liabilities. This could also cause our insurance premiums to be significantly greater than anticipated.

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

We are highly dependent on the services of Glen Perry and other key personnel. The loss of certain of our key employees could have a material adverse impact on the development of our business. We currently do not maintain key employee insurance policies on these employees.

Earnings will be diluted due to charitable contributions and key employee incentive plan.

We are committed to donating in the form of a royalty interest or equivalent net operating profits interest of 6% of our gross sales revenues, if any, (after payout of exploration costs through the first discovery well) to two charitable trusts. In addition, we will be allocating 1.5% royalty interest or equivalent net operating profits interest (after payout of drilling costs on a well-by-well basis) to a key employee incentive plan designed as a bonus compensation over and above our required executive compensation payments. This means that the total royalty burden on our property (including the government royalty of 12.5%) will be up to 20%. As our expenses increase with respect to the amount of sales, these donations and allocation could significantly dilute future earnings and, thus, depress the price of the common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Oil and Gas Interests

The table below sets forth our working interests in the Joseph Project petroleum rights in Israel, the total acreage of each petroleum right and the expiration date of the rights as of December 31, 2006.

Type of Right	Name	Area (Acres)	Working Interest	Expiration Date

License	Ma'anit-Joseph	98,100	100% (1)	April 30, 2007 (2) (3)
Permit	Asher	121,100	100% (1)	January 31, 2007 (4)

(1) All of the rights are subject to a 12.5% royalty interest due to the government of Israel under the Petroleum Law. Zion has also committed to donating the equivalent of a 6% (after payment of our exploration costs through the first discovery well) royalty interest (or equivalent net operating profits interest) to two charitable trusts. In addition, Zion will be allocating a 1.5% (after payout of drilling costs on a well-by-well basis) royalty interest (or equivalent net operating profits interest) to a key employee incentive plan.

(2) Provided that on April 30, 2007, Zion is engaged in work-over and completion operations on the Ma'anit #1 well or has commenced the drilling of a new well, the rights under the license shall be maintained through the completion of such operations and for such additional period as required to analyze the results of such operations.

(3) Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to drill an appraisal well, will entitle Zion to receive a 30-year lease (extendable on certain conditions for an additional 20 years) subject to compliance with a field development works program and production.

(4) On January 31, 2007, in accordance with the permit's terms, Zion filed a Final Report and Prospect Identification together with an application for a petroleum exploration license pursuant to Zion's priority rights under the permit. The application related to the area of approximately 81,000 acres, of which 78,000 acres were subject of the permit and 3,000 abutted on the permit acreage to the north. If our application is granted, the license would be for a primary term of up to three years, extendable for additional periods of up to a total of seven years.

Drilling Activity

In 2005, Zion reentered and deepened the Ma'anit #1 well bore to a depth of 4,740 meters (15,482 feet). On November 4, 2005, Zion temporarily abandoned its attempt to complete the Ma'anit #1. Remedial work-over, completion and testing activities are scheduled to recommence in April 2007.

Zion owns a 100% working interest in the Ma'anit #1 well, subject to such royalty interests as are set forth at note (1) to the Oil and Gas Interests table above.

Surface Rights

The surface rights to the drill site from which we drilled the Ma'anit #1 are held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drillsite to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law. The Haifa regional office of the Authority that has jurisdiction over the lands on which the Ma'anit #1 drill site is located has informed us that it has approved the grant of permission and forwarded the matter to the national office of the Authority for final confirmation.

Office Properties

We lease approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2008. The monthly rental cost is $4,262.

We lease approximately 4,000 square feet of office space in Caesarea Industrial Park, Israel through July 31, 2007, subject to our right to extend the lease on the same terms for an additional six month period through January 31, 2008. The monthly rental cost is $2,800.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was convened on November 16, 2006, at which holders of approximately 74% of the shares eligible to vote were present either in person or by proxy. The only item on the agenda for the meeting was the election of Class I directors.

Election of Class I Directors.

Each of Messrs. John M. Brown, James A. Barron, Forrest A. Garb and Robert E. Render was re-elected to serve a three- year term as a Class I Directors of the company. The votes cast for the election of each of the nominees follow:

Nominee	For	Against (or Withheld)	Abstained
John M. Brown	5,937,426	0	6,250
James A. Barron	5,924,426	500	18,750
Forrest A. Garb	5,924,426	500	18,750
Robert E. Render	5,924,426	500	18,750

In addition to the above directors, the following continued to serve as directors of the company following the 2006 annual meeting: Glen H. Perry, Philip Mandelker, Kent S. Siegel, Richard Rinberg, Eugene A. Soltero, Paul Oroian and Yehezkel Druckman. (On March 28, 2007, Mr. Soltero resigned as a director of the company; he was replaced by Mr. William H. Avery on March 29, 2007.)

PART II

ITEM 5. MARKET FOR THE COMPANY's COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Market for the Common Stock

On January 25, 2006, we filed a Registration Statement with the Securities and Exchange Commission ("SEC") on Form SB-2 (Registration No. 333-131275) for the registration of 2,672,000 shares of our common stock (as amended, the "Registration Statement"). The Registration Statement was declared effective by the SEC on September 26, 2006.

Following the initial closing of the offering which was subject of the Registration Statement, our common stock was listed for trading on the American Stock Exchange commencing January 3, 2007, under the ticker symbol ZN. The range of closing prices below covers the period commencing January 3, 2007 and terminating March31, 2007:

High	Low:
$14.05	$7.05

Holders

As of April 5, 2007 there were approximately 2676 holders of record of our common stock. In addition, as of April 5, 2007, there were 10 record holders of options and warrants to purchase shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of April 5, 2007.(4)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders: - Stock Options	170,000	$5	830,000

Equity compensation plans not approved by security holders: - Directors Warrants (1)	85,000	$5	0
- Service Warrants (2)	10,000	$5	0
- Underwriter's Warrants (3)	36,260	$8.75	18,820(4)
TOTAL	301,260	$5.45	848,820

(1) In October 2005, warrants to purchase 85,000 common shares of our stock at $5.00 per share were issued to four directors and former directors for services rendered to Zion as directors during the period 2003-2005. These warrants are exercisable at any time between July 1, 2007 (as may be deferred by the company for up to six months) and December 31, 2008.

(2) In October 2005, a warrant to purchase 10,000 common shares of our stock at $5.00 per share was authorized for issuance to a financial institution for financial consulting services rendered. The warrant is exercisable at any time between July 1, 2007 (as may be deferred by the company for up to six months) and December 31, 2008.

(3) Pursuant to our Fifth Amended and Restated Underwriting Agreement, dated August 9, 2005, as amended, entered into with Network 1 Financial Securities, Inc. (the "Underwriter") in connection with our public offering which is subject of the Registration Statement (the "public offering"), Zion undertook to issue to the Underwriter and licensed securities brokers retained by the Underwriter warrants ("Underwriter's Warrants") to purchase up to 3% of the shares sold by them at a price of $8.75 per share. The Underwriter's Warrants are exercisable for a period beginning six months after the final closing of the public offering and have an expiration date of September 26, 2009.

(4) Based on the assumption that the maximum number of shares are sold in the public offering and that the Underwriter and its placement agents are entitled to receive Underwriter's Warrants in connection with all shares sold in the offering between April 6, 2007 and through the final closing of the offering.

Sales and Other Disposition of Registered Securities - Use of Proceeds

On September 25, 2006, we filed Amendment #6 to our Registration Statement on Form SB-2 originally filed with the SEC on January 25, 2006 (Registration No. 333-131275) (the "Amended Registration Statement"). The Amended Registration Statement provided for the registration of 2,672,200 shares of Zion's common stock as follows: (i) 2,000,000 shares of Zion's common stock to be offered to the public on a "best efforts minimum/maximum" basis at $7.00 per share pursuant to a prospectus included as part of the Registration Statement (the "Public Offering" and the "Public Offering Shares"); (ii) 521,200 shares of Zion common stock underlying outstanding warrants of Zion with an expiration date of December 31, 2006 (the "Registered Warrant Shares"); and (iii) 150,000 shares of Zion common stock held by four executive officers of Zion (the "gifting officers") to be gifted by them to specific individuals and entities from time to time prior to the termination of the Public Offering (the "Registered Gift Shares").

The Public Offering and Use of Proceeds.

The Public Offering was and continues to be underwritten on a "best efforts minimum/maximum" basis by Network 1 Financial Securities, Inc. ("Underwriter"). By its terms, no shares could be sold pursuant to the Public Offering until we received and accepted subscriptions and payment for a minimum of 350,000 shares of our common stock ($2,450,000) (the "Minimum Offering"). On December 29, 2006, following receipt and acceptance of subscriptions and payment for a number of shares in excess of the Minimum Offering, we scheduled an initial closing of the Public Offering which took place on December 29, 2006 (the "initial closing"). In the initial closing, we issued instructions to our transfer agent to issue 436,907 shares of common stock in consideration of $3,058,349 of which $2,870,679 was cash and $187,670 was debt conversion.

In accordance with its terms, the Public Offering remained open following the initial closing and continues to remain open. During the period since the initial closing and through April 5, 2007, we have conducted an additional five closings in which we have issued a total of 935,813 shares of common stock in consideration of $6,550,691, of which $6,527,192 was cash and $23,499 was debt conversion (such additional closings, "subsequent closings"). The final closing of the Public Offering ("final closing") has been set for the earlier of (a) May 25, 2007 or (b) the completion of a cement log survey in the Ma'anit #1 well, to determine the quality of the cement bond between the well casing and the surrounding formations, unless subscriptions for the maximum offering of 2,000,000 shares have been received and accepted prior thereto or the offering is otherwise earlier terminated by us.

From the effective date of the Registration Statement and through December 31, 2006, we incurred for our account in connection with the issuance and distribution the Public Offering Shares expenses as follows:

Underwriting Commissions	$162,260
Expenses Paid to Underwriter	81,130
Other expenses as follows:
Accounting Fees and Expenses	110,926
Legal Fees and Expenses	58,787
Printing Fees and Advertising	137,481
Listing Fees (including SEC filing fees)	82,548
Transfer and Escrow Agent Fees	11,993
Other Expenses	35,955
TOTAL EXPENSES	$681,080

None of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the initial closing on December 29, 2006 after deduction of the total expenses set forth above was $2,377,269 (the "net initial closing offering proceeds").

With the exception of $187,670 of the net initial closing offering proceeds used for repayment of indebtedness to persons (including $130,670 to officers and directors) who subscribed for shares in the public offering in exchange for reduction of debt, all net initial closing offering proceeds were deposited in our bank accounts in the United States and Israel. The use of these proceeds as well as the net proceeds of the subsequent closings of the public offering will be reported in our periodic reports to be filed with the SEC.

Registered Warrant Shares.

From the effective date of the Registration Statement and through December 31, 2006, warrants to purchase 273,807 shares of our common stock were exercised in consideration of $1,293,285 (of which $1,016,115 was in cash and $277,170 in exchange for debt owed to certain of our officers, directors and shareholders). All of the shares issued were Registered Warrant Shares. On December 31, 2006, warrants to exercise 247,393 Registered Warrant Shares expired unexercised.

Registered Gift Shares.

On December 29, 2006, the gifting officers gave instructions to our transfer agent to distribute the Registered Gift Shares.

Issuer Repurchases

We did not make any repurchases of our equity securities during the quarter ending December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. SOME OF OUR discussion IS forward-looking and involve risks and uncertainties. fOR INFORMATION REGARDING Factors that could HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO RISK FACTORS UNDER THE "DESCRIPTION OF BUSINESS" SECTION ABOVE.

Overview

We are engaged in oil and natural gas exploration upon approximately 219,000 acres of preliminary permit and license areas in the State of Israel. Under the work program for our Ma'anit-Joseph license, we must reenter our Ma'anit #1 well and commence workover and completion operations by April 15, 2007. We have entered into a well services agreement with our drilling contractor to commence no later than that date. On January 31, 2007, in compliance with the conditions of our Asher Permit, we submitted a Final Report and Prospect Identification to the Israeli Petroleum Commissioner, together with an application for the grant of a petroleum exploration license on approximately 81,000 acres, 78,000 of which had been subject to our permit. The application is currently under review and consideration by the Petroleum Commissioner.

During the six years and nine months between our formation and December 31, 2006, we have received net proceeds from the issuance of our equity securities of $16,959,588 and have invested in unproved oil and gas properties $8,495,611 in order to satisfy our work commitments under our agreements with the State of Israel. As of December 31, 2006, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008.They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities.

On January 25, 2006, we filed a Registration Statement with the SEC in connection with a public offering of 2,000,000 shares of our common stock at $7 a share with a minimum closing requirement of $2,450,000 (350,000 shares). Also registered in the offering were 521,200 shares underlying those of our outstanding warrants which had a final exercise date of December 31, 2006, and a total exercise price of $2,511,000. Our Registration Statement was declared effective by the SEC on September 26, 2006. On December 29, 2006, we completed our initial closing of the offering in which we gave instructions to our transfer agent to issue 436,907 shares of common stock in consideration of $3,058,349. Since December 29, 2006 and through April 5, 2007, we have completed five additional closings in the offering in which we have issued a total of 935,813 shares of common stock in consideration of $6,550,691. The offering remains open and a final closing has been scheduled for the earlier of (a) May 25, 2007 or (b) the completion of a cement survey in the Ma'anit #1 well to determine the quality of the cement bond between the well casing and the surrounding formations, unless subscriptions for the maximum offering of 2,000,000 shares have been received and accepted prior thereto or otherwise earlier terminated by us.

Between the effective date of the Registration Statement and December 31, 2006, warrants to purchase 273,807 shares of our common stock in consideration of $1,293,285 were exercised. These shares were registered in our Registration Statement. Warrants to purchase the remaining 247,393 of the warrant shares registered in our Registration Statement expired unexercised.

Commencing January 3, 2007, our common stock has been listed and traded on the American Stock Exchange.

Plan of Operations

Over the coming period through March 31, 2008, we intend to pursue the following plan of operations:

1. Reenter, complete and test our Ma'anit #1 well at a budgeted cost of $900,000 of which, as of March 31, 2007, we have already paid our drilling contractor $400,000.

2. Conduct geological and geophysical activities (including the acquisition of at least 20 kilometers of new seismic lines, assuming that our application for the issuance of an exploration license - tentatively denominated the "Asher-Menashe License" - for the areas subject of our Asher Permit is granted) on the Asher-Menashe License area at an estimated cost of $400,000.

3. Commence preparations for the drilling of an appraisal well (tentatively denominated the "Ma'anit-Rehoboth well") on the Ma'anit prospect to confirm the zones in the Triassic which we have drilled in the Ma'anit #1 and, if possible, explore zones in the Permian including preparation of the location and ordering of long lead term items at an estimated cost of $1,450,000.

4. If the testing and completion activities on the Ma'anit #1 well indicate the presence of commercially producible gas or oil, run production casing and attempt to make the well into a commercial producer at an estimated cost of $200,000.

At any time during the period, we might enter into negotiations to sell a portion of the Joseph Project (and our petroleum rights and prospect data) in order to spread our risk, conserve our capital and raise additional funds necessary to drill the planned Ma'anit-Rehoboth well on the Ma'anit prospect and obtain co-owners with technical capability and local knowledge to supplement our efforts. There is no assurance that we will be able to attract any parties to join us. We cannot predict the terms and conditions upon which a joint venture agreement (if any) might be reached with one or more other oil and gas companies as the terms would be dependent upon the results of our testing and completion activities on the Ma'anit #1 well, the technical data that has been and will be developed and the commercial and exploratory value of our holdings, as perceived by us and the professional advisers of potential partners, as well as general industry conditions at the time.

Following our planned completion activities on the Ma'anit #1, if the results are positive, we plan to use the information from those activities to raise additional money to enable us to drill the Ma'anit-Rehoboth well to the Permian and to drill additional wells. There can be no assurance that we will be successful in such endeavors.

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $2,183,069 at December 31, 2006 and $499,094 at December 31, 2005. The increase in working capital is due to the successful completion of the initial closing of the Public Offering and the exercise of warrants with an expiration date of December 31, 2006.

Net cash provided by financing activities was $3,847,409 and $7,333,744 for the years ended December 31, 2006 and 2005, respectively, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $815,239 and $6,336,062 for the years ended December 31, 2006 and 2005, respectively, virtually all of which was used for capitalized exploration costs on the license.

On December 31, 2006, we had cash and cash equivalents in the amount of $3,370,524.

As discussed above, since December 31, 2006, we have completed additional closings of our public offering in which we closed the sale of equity securities in the amount of $6,550,691. On March 31, 2007, we had cash and cash equivalents in the amount of $6,982,278.

We believe that the funds currently available, together with funds reasonably expected to be raised in the remaining closings of the offering will enable us to meet our needs in carrying out our Plan of Operations described above through to March 31, 2008.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company. Drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Completion activities on the Ma'anit #1 well are scheduled to recommence in April 2007. Almost all of our net loss for the year ended December 31, 2006, is attributable to general and administrative expenses. Such expenses totaled $2,457,472, consisting of $874,970 for legal and professional costs, $1,107,992 for salaries, most of which is deferred compensation of our directors, officers and key employees, and other costs in the amount of $474,510.

Off-Balance Sheet Arrangements

None.

Forward-Looking Statements

The preceding discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-KSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may materially differ from actual results.

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
  permit, license and lease rights and applications;
  participation of operating partners;
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

The Company's oil and gas property represents an investment in an unproved property and a major development project on that property. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense as a reserve base has not yet been established. An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

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

Recently Issued Accounting Pronouncements

SFAS 157 - Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The changes to the current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material effect on its balance sheet or statement of operations.

SFAS 159 - Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company's consolidated financial statements.

FIN 48 - Accounting for Uncertainty in Income Taxes (FIN 48)

In June 2006, FASB issued Interpretation 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle.

The Company does not expect the adoption of FIN 48 to have a material effect on its balance sheet or statement of operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are included beginning at page F-1 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2006, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

In June 2006, during the completion of the audit for 2005, our chief executive officer, our chief financial officer and our audit committee concluded that, due to material weaknesses in our internal control over financial reporting, we needed to restate certain of our financial statements to correct errors in the application of accounting principles with respect to the accounting for equity instruments issued to employees and non-employees (i) for services rendered, and (ii) in consideration for debt issuances and modifications, for the period from inception (April 2000) until December 31, 2005. As a result, we restated our previously audited financial statements for the year ended December 31, 2004, our previously unaudited financial statements for the year ended December 31, 2005 and our financial statements for the quarter ended March 31, 2006 (both of which unaudited financial statements were filed in a Form SB-2/A dated May 24, 2006).

We believe that the material weaknesses related to the issues described above have been remedied as a result of procedures implemented following the period that ended on June 30, 2006, including: (i) direct participation of our new chief financial officer in the preparation of work papers for our annual audit; and (ii) initiation by our new chief financial officer of new policies and procedures governing the financial close and reporting process.

During the last quarter of 2006, we also commenced procedures in the planning and scoping, documenting and gap analysis to aim at effectively assimilating the provisions of section 404 of the Sarbanes-Oxley Act, allowing the Company to comply with the provisions of the law in the long term and enhance controls and procedures. In documenting and gap analysis, we are being assisted by KPMG.

Other than the changes reported above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting for the period ended December 31, 2006.

ITEM 8B. OTHER INFORMATION

None.

PART III

The information called for by Items 9, 10, 11, 12 and 14 will be contained in our definitive proxy statement which we intend to file within 120 days after the end of our fiscal year on December 31, 2006 and such information is incorporated herein by reference.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 13. EXHIBITS

Exhibit Index
Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc., filed as Exhibit 3.1 to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

3.2*	Amended and Restated Bylaws of Zion Oil & Gas, Inc.
9.1	Stockholders' and Voting Agreement (with John M. Brown), filed as Exhibit 9.1 to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference
9.2	Stockholders' and Voting Agreement (with Ralph DeVore), filed as Exhibit 9.2 to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference
9.3	Rinberg - Brown Voting Agreement, filed as Exhibit 9.4 to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference
10.1*	Ma'anit-Joseph License, as supplemented
10.2	Asher Preliminary Permit, as amended
10.3

Memorandum Workover and Completion Services Agreement, dated March 15, 2007, between Zion Oil & Gas, Inc. and Lapidoth - Israel Oil Prospectors Corp., Inc. relating to performance of remedial workover, completion and testing services on the Ma'anit #1 well, filed as Exhibit 10.1 to Zion's Form 8-K filed on March 20, 2007 and incorporated herein by reference

10.4	Amended and Restated Underwriting Agreement, filed as Exhibit 10.3 to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference
10.5	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and John M. Brown, filed as Exhibit 10.4(i) to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(ii) Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Eugene A. Soltero, filed as Exhibit 10.4(ii) to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(iii) Letter Amendment dated as of October 1, 2004 between Zion Oil & Gas, Inc. and Eugene A. Soltero, filed as Exhibit 10.4(iii) to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(iv) Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Glen H. Perry, filed as Exhibit 10.4(iv) to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(v) Retention Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Philip Mandelker, filed as Exhibit 10.4(v) to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(vi) Employment Agreement dated as of October 1, 2005, between Zion Oil & Gas, Inc. and David Patir, filed as Exhibit 10.4(vi) to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(vii) Retention and Management Services Agreement dated as of November 1, 2005, between Zion Oil & Gas and Richard Rinberg, filed as Exhibit 10.4(vii) to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

10.6

Resignation and Settlement Agreement, dated March 28, 2007, between Zion Oil & Gas and Eugene A. Soltero, filed as Exhibit 10.1 to Zion's Form 8-K filed on March 30, 2007, and incorporated herein by reference

10.7	2005 Stock Option Plan, filed as Exhibit 10.5 to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference
14.1	Code of Ethics, filed as Exhibit 14.1 to Zion's Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference
24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZION OIL & GAS, INC. (Registrant)

By: /s/ Richard J. Rinberg Richard J. Rinberg Chief Executive Officer (Principal Executive Officer) Date: April 16, 2007	By: /s/ David Patir David Patir, Senior Vice-President (Principal Financial and Accounting Officer) Date: April 16, 2007

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

*	Chairman of the Board	April 16, 2007
John M. Brown

*	Chief Executive Officer and Director	April 16, 2007
Richard J. Rinberg

*	President, Chief Operating Officer and Director	April 16, 2007
Glen H. Perry

*	General Counsel, Secretary and Director	April 16, 2007
Philip Mandelker

*	Vice President, Treasurer and Director	April 16, 2007
William H. Avery

*	Director	April 16, 2007
Robert Render

*	Director	April 16, 2007
Yehezkel Druckman

*	Director	April 16, 2007
Forrest A. Garb

*	Director	April 16, 2007
Paul Oroian

*	Director	April 16, 2007
Kent S. Siegel

*	Director	April 16, 2007
James (Andy) Barron

*	Senior Vice President and Chief Financial Officer	April 16, 2007
David Patir

* By: /s/ Richard Rinberg
Richard J. Rinberg, Attorney-in-Fact

ZION OIL & GAS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

AND REPORT OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTING FIRMS

INDEX TO FINANCIAL STATEMENTS

Notes to Financial Statements.............................................................................................F-14 to F-31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zion Oil & Gas, Inc.

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from April 6, 2000 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders' equity, and cash flows for the period April 6, 2000 (inception) to December 31, 2006 include amounts for the period from April 6, 2000 (inception) to December 31, 2000 and for each of the years in the four year period ending December 31, 2004 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 6, 2000 through December 31, 2004 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period April 6, 2000 (inception) to December 31, 2006, in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has no operating revenue, limited capital resources and a loss from operations, all of which raise substantial doubt about its ability to continue as going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Somekh Chaikin
Certified Public Accountants (Isr.)
A Member of KPMG International

Tel Aviv, Israel
April 11, 2007

Report of Independent Registered Public Accounting Firm for 2004

Board of Directors and Stockholders

Zion Oil & Gas, Inc.

We have audited the cumulative amounts from April 6, 2000 (inception) to December 31, 2004 included in the statements of operations, changes in stockholders' equity, and cash flows of Zion Oil & Gas, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these cumulative financial statements based on our audit.

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

In our opinion, the cumulative amounts since inception to December 31, 2004 referred to above present fairly, in all material respects, the results of operations and cash flows of Zion Oil & Gas, Inc. since inception to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in the first paragraph in Note 1B to the 2006 financial statements, the financials statements for all periods from inception (April 6, 2000) until December 31, 2004 were previously restated.

The cumulative amounts referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/

Lane Gorman Trubitt, L.L.P.
Dallas, Texas

April 15, 2005, except for the first
Paragraph in Note 1B as to
which the date is July 26, 2006

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets
	December 31,	December 31,
ASSETS	2006	2005
Current assets
Cash and cash equivalents	$ 3,370,524	$ 1,141,029
Inventories	149,801	149,801
Prepaid expenses and other	20,868	25,396
Deferred offering costs	-	126,030
Deferred financing costs	-	19,695
Refundable value-added tax	9,733	29,401
Total current assets	3,550,926	1,491,352

Unproved oil and gas properties, full cost method	8,495,611	7,692,500

Property and equipment
Net of accumulated depreciation of $21,664 and $5,843	45,159	48,852

Other assets
Assets held for severance benefits	12,038	6,544

Total assets	$ 12,103,734	$ 9,239,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable to related parties	$ 107,000	$ 81,000
Accounts payable	260,969	619,257
Accrued liabilities	999,888	292,001
Total current liabilities	1,367,857	992,258

Notes payable to related parties less current maturities	-	31,000

Provision for severance pay	63,333	48,318

Deferred officers compensation	1,053,202	929,007

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized;
8,747,002 and 7,705,288 shares issued and outstanding	87,470	77,053
Additional paid-in capital	16,872,118	11,991,988
Deficit accumulated in development stage	(7,340,246)	(4,830,376)
Total stockholders' equity	9,619,342	7,238,665

Total liabilities and stockholders' equity	$ 12,103,734	$ 9,239,248

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

			Period from
	For the year ended December 31,		April 6, 2000 (inception)
	2006	2005	to December 31, 2006

Revenues	$ -	$ -	$ -

General and administrative expenses
Legal and professional	874,970	489,185	2,869,765
Salaries	1,107,992	804,963	2,570,010
Other	474,510	246,305	1,182,657
Total general and administrative expenses	2,457,472	1,540,453	6,622,432

Loss from operations	(2,457,472)	(1,540,153)	(6,622,432)

Other income (expense)
Termination of initial public offering	-	-	(507,380)
Interest expense, net	(52,398)	(64,261)	(210,434)

Loss before income taxes	(2,509,870)	(1,604,714)	(7,340,246)
Income taxes	-	-	-

Net loss	$ (2,509,870)	$ (1, 604,714)	$ (7,340,246)

Net loss per share of common stock- Basic and diluted	$ (0.32)	$ (0.24)	$ (1.62)

Weighted average shares outstanding- Basic and diluted	7,941,811	6,798,392	4,524,441

The accompanying notes are an integral part of the financial statements.

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

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

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

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

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

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

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

(Continued on following page)

The accompanying notes are an integral part of the financial statements

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

(Continued on following page)

The accompanying notes are an integral part of the financial statements

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Continued)

				Deficit
				Accumulated
			Additional	in
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Issuance of shares on warrants exercised:
For cash	253,314	2,533	1,151,082	-	1,153,615
For debt	59,993	600	276,570	-	277,170

Issuance of shares and warrants in private
offering closings in First Quarter 2006:
For cash	66,000	660	362,340	-	363,000
For payment of accounts payable	2,500	25	13,725	-	13,750

Shares issued for services
Provided by director	200,000	2,000	248,000	-	250,000

Issuance of shares and warrants in a private
offering that closed in September 2006
For cash	23,000	230	126,270	-	126,500

Value of options granted to employees	-	-	161,960	-	161,960

Value of warrants granted to underwriter	-	-	20,283	-	20,283

Value of shares gifted to directors,
employees and service providers	-	-	147,000	-	147,000

Costs associated with the issuance
of shares	-	-	(681,080)	-	(681,080)

Funds received from public offering for
Subscription shares:
For cash	410,097	4,101	2,866,578	-	2,870,679
For debt	26,810	268	187,402	-	187,670

Net loss	-	-	-	(2,509,870)	(2,509,870)

Balances, December 31, 2006	8,747,002	$87,470	$16,872,118	($7,340,246)	$9,619,342

The accompanying notes are an integral part of the financial statements

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows
			Period from
			April 6, 2000
	For the year ended December 31		(inception) to
	2006	2005	December 31, 2006

Cash flow from operating activities
Net Loss	$ (2,509,870)	$ (1,604,714)	$ (7,340,246)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	15,821	5,358	21,664
Officer, director and other fees, paid via common stock	1,044,083	605,011	2,222,179
Interest paid through issuance of common stock	-	-	17,500
Write-off of costs associated with public offering	-	-	507,380
Change in assets and liabilities, net:
Increase in inventories	-	(149,801)	(149,801)
Prepaid expenses and other	4,528	(7,112)	(20,868)
Decrease (Increase) in deferred offering costs	126,030	(126,030)	-
Refundable value-added-tax	19,668	(15,365)	(9,733)
Severance pay , net	9,521	10,457	51,295
Accounts payable	(344,538)	(240,145)	865,937
Accrued liabilities	707,887	268,272	999,888
Increase in deferred officer's compensation	124,195	929,007	1,053,202
Net cash used in operating activities	(802,675)	(325,062)	(1,781,603)

Cash flows from investing activities
Acquisition of property and equipment	(12,128)	(39,771)	(66,823)
Investment in oil and gas properties	(803,111)	(6,296,291)	(8,494,340)
Net cash used in investing activities	(815,239)	(6,336,062)	(8,561,163)

Cash flows from financing activities
Deferred financing costs on debt conversions/modifications	19,695	33,591	89,378
Loan proceeds-related party	-	-	258,620
Loan principal repayments-related party	(5,000)	(32,000)	(114,160)
Loan proceeds - other	-	-	500,000
Proceeds from sale of stock	4,513,794	7,607,251	14,422,945
Financing costs of issuing stock	(681,080)	(275,098)	(1,443,493)
Net cash provided by financing activities	3,847,409	7,333,744	13,713,290

Net increase in cash	2,229,495	672,620	3,370,524
Cash - beginning of period	1,141,029	468,409	-
Cash - end of period	$ 3,370,524	$ 1,141,029	$ 3,370,524

(Continued on following page)

The accompanying notes are an integral part of the financial statements.

ZION OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Continued)

			Period from
			April 6, 2000
	For the year ended December 31,		(inception) to
	2006	2005	December 31, 2006

SUPPLEMENTAL INFORMATION
Cash paid for interest	$ 16,484	$ 4,326	$ 56,961
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:

Payment of accounts payable through
issuance of preferred and common stock	13,750	150,000	950,218
Payment of note payable through issuance
of common stock	-	-	575,000
Payment of accounts payable through
issuance of note payable	-	-	34,678
Financing costs paid through issuance of
common stock	-	-	25,000
Increase in accounts payable for financing costs	-	-	381,549
Waived interest on debt conversions	-	-	4,039
Shares issued for debt conversion	187,670	-	187,670
Shares issued for services provided by officer	250,000	41,666	291,665
Value of warrants and options granted to employees	161,960	215,845	505,318
Value of warrants granted to directors and
consultants	-	16,500	32,626
Value of warrants granted to underwriters	20,283	-	20,283
Value of shares gifted to directors, employees
and service providers	147,000	-	147,000
Deferred financing costs	19,695	33,591	85,339
Value of warrants granted to underwriter	20,283	-	20,283

The accompanying notes are an integral part of the financial statements

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

On April 10, 2005, the Company commenced the reentry and deepening of the Ma'anit #1. On July 19, 2005, the well reached a depth of 15,509 feet and testing and completion began thereafter. During drilling and completion operations, the well had numerous significant oil and gas shows in different zones. Completion operations on the Ma'anit #1 well were temporarily suspended and the drilling rig released in November, 2005. On March 15, 2006, the terms of the license were amended to provide that the Company commence the drilling of a new well to a depth of at least 4,400 meters or reenter the Ma'anit #1 well on or before March 1, 2007 (extended on March 7, 2007 to April 15, 2007). On December 10, 2006, the Company signed a binding Memorandum of Understanding with its drilling contractor pursuant to which the Company undertook to commence workover and completion operations on the Ma'anit #1 well by March 21, 2007, subject to deferral in certain circumstances, using a smaller and less expensive completion rig. A copy of the Memorandum of Understanding was submitted to the Petroleum Commissioner and was found to be in compliance with the Company's work program obligations. On January 3, 2007, in accordance with the terms of the Memorandum of Understanding, the Company paid $150,000 plus VAT to the drilling contractor on account of mobilization and demobilization costs. On February 13, 2007, the Petroleum Commissioner confirmed that, if the Company recommenced operations on the Ma'anit #1 well or commenced a new well in accordance with the work program, the Company's rights under the Ma'anit-Joseph License would be maintained through the completion of the operations and for such additional period as required for the completion of the analysis of the results of the well. On March 15, 2007, in accordance with the Memorandum of Understanding, the Company entered into a Workover and Completion Services Agreement with its drilling contractor providing, inter alia, for the commencement of operations on the Ma'anit #1 well on April 11, 2007, but no later than April 15, 2007. On March 19, 2007, the Company made an on account payment to the drilling contractor in the amount of $250,000 plus VAT in accordance with the terms of the Workover and Completion Services Agreement.

Declaration of a commercial discovery on the Ma'anit-Joseph License prior to the end of the license term as extended, will entitle the Company to receive a 30-year lease (extendable on certain conditions for an additional 20 years) subject to compliance with a field development work program and production. In other circumstances, the Company may be entitled to an extension of the term of the license by two years to drill an appraisal well.

Effective August 1, 2005, the Company received formal notification and documentation from the Minister of National Infrastructures and the Petroleum Commissioner granting the Company's application for a Preliminary Permit with Priority Rights for an area covering approximately 121,100 acres abutting on and immediately to the north of the Ma'anit-Joseph License. The permit was designated the "Asher Permit" and covered lands on Israel's coastal plain and Mt. Carmel range. The Asher Permit was for an 18-month period which terminated on January 31, 2007 and was subject to a work program (as amended) with an estimated total cost of $265,000, which required the Company to perform certain geological and geophysical work. Upon completion of the Asher Permit work program in accordance with its terms, on January 31, 2007, together with the submission of the Company's Final Report and Prospect Identification, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, tentatively denominated the Asher-Menashe License, on approximately 81,000 acres. The acreage subject of the application includes primarily acreage (approximately 78,000

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Nature of Operations (continued)

acres) that was subject to the Asher Permit as reduced in accordance with the Petroleum Law, together with a small addition of acreage (approximately 3,000 acres) abutting to the north of the lands subject of the Asher Permit. The Company's application is subject to review and approval of the Petroleum Commissioner in consultation with the statutory Petroleum Council. The Company does not know when the Commissioner and the Council will consider the application. Under the terms of the Asher Permit, the Company's license application has priority rights for the grant of an exploration license, subject to the fulfillment of the requirements of the Petroleum Law. A license if granted would be for a primary term of up to three years, extendable for additional periods of up to a total of seven years.

Operations in Israel are conducted through a branch office. The Ma'anit-Joseph License, Asher Permit and application for the Asher-Menashe License are held directly in the name of the Company. At present it is expected that all future income will be derived from Israeli operations.

Basis of Presentation

The financial statements for all periods from inception (April 6, 2000) until December 31, 2005 were previously restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned period and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. Management is of the opinion that the equity funds raised by the Company in its current Public Offering (see C below) will be sufficient to finance its operations at least until mid-2008.

Management Presentation and Liquidity

On February 17, 2004, a registration statement filed by the Company with the Securities and Exchange Commission was declared effective to offer 7,000,000 shares of the Company's common stock to the public. The minimum offering requirement of $6,500,000 was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all escrow subscription funds that had been received pursuant to the offering were sent back to the subscribers by the escrow agent, and the Company removed from registration the 7,000,000 shares of the Company's common stock. Between September 2004 and through December 2006, the Company raised capital through debt and private offerings and the exercise of outstanding warrants. During 2006, $1,934,035 were raised in private equity financings and warrant exercises. On January 25, 2006 the Company filed a registration statement for a public offering on a "best efforts" basis (the "Public Offering") of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450,000 (350,000 shares) and a maximum of $14,000,000 (2,000,000 shares). The registration statement was declared effective by the Securities and Exchange Commission on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Public Offering in which it accepted subscriptions in the amount of $3,058,349 in consideration of the issuance of 436,907 shares of common stock. Subsequent to the balance sheet date and through April 5, 2007, the Company completed additional closings in which it accepted additional subscriptions for 935,813 shares of its common stock in the amount of $6,550,691 bringing the total amount raised in the Public Offering to $9,609,040. The Public Offering remains open to a date not later than May 25, 2007 subject to prior termination by the Company. Management intends to use the proceeds of the Public Offering and from additional equity and/or debt sales and possible sales of participating interests in its petroleum properties, as may be pursued and completed from time to time in the future, to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and to achieve profitable operations. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.

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

Transactions in foreign currency (primarily in New Israeli Shekels - "NIS") are recorded at the exchange rate as of the transaction date except for activities relating to balance sheet items which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

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

The Company's oil and gas property represents an investment in an unproved property and a major development project on that property. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense as a reserve base has not yet been established. An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Abandonment of properties are accounted for as adjustments to capitalized costs. During the years ended December 31, 2006 and 2005 no unproved property was found to be impaired. The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued)

The Company's present operations, as disclosed in Note 1A above, are dependent on: (1) One petroleum exploration license in respect of which one well requiring further evaluation has been drilled and the planning of a second well is under way. The license is subject to the provisions of regulations under of and the Petroleum Law and currently is due to expire on April 30, 2007. On February 13, 2007, the Company received confirmation from the Petroleum Commissioner that, subject to the Company complying with the agreed work program, the Company's rights under the license would be maintained through the completion of the operations and for such additional period as required to complete the analysis of the results of the well (See Note 1); and (2) One application for a petroleum exploration license submitted upon the completion of the required work program of a preliminary permit with priority rights held by the Company. The application identifies a drilling prospect and proposes a work program leading up to and including the drilling of an exploratory test well. The application is under consideration of the Petroleum Commissioner in accordance with provisions of the Petroleum Law. Until such time as the Petroleum Commissioner issues his final determination with respect to the license application, the Company's rights in lands subject of preliminary permit as to which the license application is submitted are maintained. (See Note 1). The Company has no economically recoverable reserves and limited amortization base. Unproved oil and gas properties consist of capitalized exploration costs of $803,111, $6,296,291 and $8,495,611 and for the years ended December 31, 2006, 2005 and from inception (April 6, 2000) to December 31, 2006, respectively. (See Note 4).

Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over their estimated useful lives of three to fourteen years. Depreciation charged to expense amounted to $15,821, $5,358 and $21,664 for the years ended December 31, 2006, 2005 and for the period April 6, 2000 (inception) to December 31, 2006, respectively.

Costs Associated With Public and Private Offerings

Costs associated with each specific private or public offering are accumulated until either the closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are recorded as a reduction to the paid-in capital attributable to the offering. Financing costs not attributable to any specific offering are charged to expense as incurred. Costs associated with public and private offering charged to additional paid in capital amounted to $681,080, $275,098 and $1,342,662 for the year ended December 31, 2006, 2005 and for the period April 6, 2000 (inception) to December 31, 2006, respectively.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Environmental Costs

Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Company management believes that no costs are presently probable and thus no provision has been made.

Net Loss per Share Data

Basic and diluted net loss per common share is presented in conformity with SFAS No. 128 "Earnings Per Share". Diluted net loss per share is the same as basic net loss per share as the inclusion of 296,215 and 668,200 common stock equivalents in 2006 and 2005, respectively, would be anti-dilutive.

Stock Based Compensation

Prior to January 1, 2006, the Company applied the fair-value based method of accounting for all of its stock-based compensation plans in accordance with the provisions of Financial Accounting Standards Board's Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123").

The fair value of stock-based compensation granted to employees and directors prior to July 15, 2003, the date of the Company's first filing of a registration statement with the U.S. Securities and Exchange Commission, was estimated on the date of grant using the minimum-value method as permitted for private entities under Statement No. 123.

The fair value of stock-based compensation granted to employees and directors subsequent to July 15, 2003, is measured according to the Black Scholes option-pricing model and recognized over the requisite service period.

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the Company has recognized compensation cost for awards granted beginning January 1, 2006, based on the Black-Scholes option-pricing method.

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

Adoption of Recently Issued Accounting Standards

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

The adoption of SFAS 151 did not have a material effect on the Company's balance sheet or results of operations.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of Recently Issued Accounting Standards (continued)

SFAS 158 - Employer's Accounting for Defined Benefit Pensions and Other Postretirement Benefits: In September 2006, the FASB issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pensions and Other Post-retirement Benefits" ("SFAS 158"). In accordance with SFAS No. 158, effective December 31, 2006, the Company must record the funded status of each of its defined benefit pension and postretirement plans on its balance sheet with the corresponding offset, net of taxes, recorded in Accumulated Other Changes in Equity from Nonowner Sources within Stockholders' Equity.

The adoption of SFAS 158 did not have a material effect on its balance sheet or statement of operations.

SAB 108 - Quantification of Financial Statement Misstatements: In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") regarding the Quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 is effective as for years ending after November 30, 2006. The adoption of this standard did not have a material impact on the Company.

Recent Accounting Pronouncements

SFAS 157 - Fair Value Measurements (SFAS 157): In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The Company does not expect the adoption of SFAS 157 to have a material effect on its balance sheet or statement of operations.

SFAS 159 - Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) : In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company's consolidated financial statements.

FIN 48 - Accounting for Uncertainty in Income Taxes: In June 2006, FASB issued Interpretation 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle.

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

  The expenses in respect of severance pay for the years ended December 31, 2006 and 2005 and the period from April 6, 2000 to December 31, 2006 amounted to $9,521, $7,096, and $51,295 respectively.

  Withdrawals from the funds may be made only upon termination of employment.

  As of December 31, 2006 and 2005, the Company has a provision for severance pay of $63,333 and $48,318, respectively. As of December 31, 2006 and 2005 the Company has $12,038 and $6,544 respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be "plan assets" and are therefore included in other assets.

4. UNPROVED OIL AND GAS PROPERTIES FULL COST METHOD

Comprised as follows:

	As of December 31,
	2006	2005
Excluded from amortization base:
Drilling operations, completion costs and other related costs	$ 6,800,915	$ 6,642,101
Capitalized salary costs	682,692	512,109
Legal costs and license fees	732,166	284,186
Other costs	279,838	254,104
	$ 8,495,611	$ 7,692,500

5. STOCKHOLDERS' EQUITY

Authorized, issued and outstanding shares

Authorized
December 31	December 31
2006	2005
Number of shares

USD 0.01 par value per ordinary share	20,000,000	20,000,000

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY (continued)

Authorized, issued and outstanding shares (continued)

The Company's shares (USD 0.01 par value each) are traded in the United States on the over the counter market and are listed on the American Stock Exchange.

For details of the issued share capital see Statements of Changes in Shareholders' Equity.

Private Placement Offerings

During 2000, John Brown purchased 2,400,000 shares at the then current par value ($0.001 per share) on his behalf and on behalf of 25 other founding shareholders. Between January 1, 2001 and December 31, 2004, the Company raised $3,125,540 in private placements from the sale (adjusted for the reincorporation merger on July 9, 2003) of 1,830,298 shares of common stock and: (i) warrants with an original expiration date of December 31, 2004 to purchase 275,833 shares of common stock at $1.00 per share; (ii) warrants with an original expiration date of December 31, 2004 to purchase 411,770 shares of common stock at $1.50 per share; and (iii) warrants with an original expiration date of December 31, 2006 to purchase 181,500 shares of common stock at $5.00 per share. The December 31, 2004 warrant expiration date was extended to January 31, 2005 by which date the warrants were exercised.

Between January 1, 2005 and March 31, 2005, the Company raised $2,140,000 through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of the Company's common stock in a private placement offering. The warrants designated as "E warrants" were exercisable at $5.00 per share through December 31, 2006. Between April 22 and June 10, 2005, the Company raised $1,380,000 through the sale of 276,000 shares of common stock and 55,200 E Warrants. Between June 20, 2005 and October 24, 2005, the Company raised $3,230,000 through the sale of 646,000 shares of common stock.

Private Placement Offerings (continued)

During December 2005, the Company raised $440,000 from the sale of 80,000 shares of common stock and warrants to purchase 12,500 shares of common stock at $5.50 per share at any time from July 1, 2007 (as may be deferred by the Company for up to six months) through December 31, 2008 such warrants being designated as "G" warrants.

During 2006, the Company (i) raised $489,500 from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $290,920 in services; (iii) issued 175,357 shares of common stock for $876,785 upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105,000 upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $171,830 upon the exercise of "D" warrants. (See Note 5).

Initial Public Offering

On December 29, 2006, the Company completed its first closing of the Public Offering in which it accepted subscriptions in the amount of $3,058,349 in consideration of the planned issuance of 436,907 shares of common stock. Subsequent to the balance sheet date and through April 5, 2007, the Company completed additional closings in which it accepted additional subscriptions for 935,813 shares of its common stock in the amount of $6,550,691 bringing the total amount raised in the Public Offering through April 5, 2007 to $9,609,040. The Public Offering remains open to a date not later than May 25, 2007, subject to prior termination by the Company.

2005 Stock Option Plan

During 2005, a stock option plan (the "Plan") was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan is administered by the Board of Directors or one or more committees appointed by the board (the "Administrator").

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY (CONTINUED)

2005 Stock Option Plan (continued)

The Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and is available to residents of the United States, the State of Israel and other jurisdictions as determined by the Administrator. Awards of stock options under the Plan are made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which are determined on behalf of the Company by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions.

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows: (a) with two directors each for the purchase of 25,000 shares of common stock at $5.00 per share (50,000 shares in the aggregate) through December 31, 2008 at a value of $58,647 in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months); (b) with one employee for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in three equal tranches of 26,667 shares each on January 1, 2007, on January 1, 2008 and on January 1, 2009 at a value of $193,600 that will be charged according to the vesting periods, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months); and (c) with one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the date, on October 1, 2006, on October 1, 2007 and of October 1, 2008 at a value of $96,800 that will be charged according to the vesting period, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the date the award agreements were actually signed; and (c) the value of the options were initially accounted for during December 2005. Compensation expense was recorded during December 2005 based on the fair value of the options at that time. This expense was adjusted at each subsequent period end to reflect the fair value of the options at period end.

Fair Value of Warrants and Options

The Company has reserved 296,215 shares of common stock as of December 31, 2006 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti dilutive at December 31, 2006. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

Exercise Price	Number	Expiration
Per Share ($)	of Shares	Date

To non-employees
5.00	10,000	December 31, 2008
8.75	11,590	September 26, 2009
To employees and directors
5.00	135,000	December 31, 2008
5.00	120,000	December 31, 2010
To investors
5.50	19,625	December 31, 2008
	296,215

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY (CONTINUED)

Fair Value of Warrants and Options (continued)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number	Weighted Average
	of Shares	Exercise Price ($)
Granted from April 6, 2000 (inception) to December 31, 2004 to:
Employees, officers and directors	1,460,936	1.10
Private placement investors and others	816,667	2.06
Expired/Canceled	(300,000)	1.00
Exercised	(1,000,269)	0.67
Outstanding, December 31, 2004	977,334	2.37

Granted to:
Employees, officers and directors as part compensation	120,000	4.79
Private placement investors	281,700	5.02
Expired/Canceled	(40,333)	1.39
Exercised	(670,501)	1.58
Outstanding, December 31, 2005	668,200	4.78

Granted to:
Employees, non-employees, officers and directors as part compensation	181,590	5.24
Private placement investors and others	7,125	5.50
Expired	(247,393)	4.92
Exercised	(313,307)	4.57
Outstanding, December 31, 2006	296,215	5.18

Exercisable, December 31, 2006	-	-

The following table summarizes information about stock warrants and options outstanding as of December 31, 2006:

Shares underlying outstanding warrants and options (nonvested)				Shares underlying outstanding warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
Range of		remaining	average	Range of		remaining	average
exercise	Number	contractual	exercise	exercise	Number	contractual	exercise
price ($)	outstanding	life (years)	price ($)	price ($)	outstanding	life (years)	price ($)

-	-	-	-	5.00	191,667	2.13	5.00
5.00	73,333	4.00	5.00	5.50	19,625	2.00	5.50
-	-	-	-	8.75	11.590	3.00	8.75

5.00	73,333		5.00	5.00 - 8.75	222,882		5.24

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY (CONTINUED)

Fair Value of Warrants and Options (continued)

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the year, using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
			2000 (inception) to
	2006	2005	December 31, 2006

Weighted-average fair value of underlying stock at grant date ($)	5.50	4.00 - 5.50	3.00 - 5.50
Dividend yields	-	-	-
Expected volatility	40%	24.4% - 40.0%	28.2% - 40.0%
Risk-free interest rates	5.15%	4.42% - 5.15%	2.1% - 5.15%

Expected lives	4.49	1.74 - 5 years	1.74 - 5 years

Average grant date fair market value	2.43	0.77	0.76-2.43

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
			Period from April 6,
			2000 (inception) to
	2006	2005	December 31, 2006

Weighted-average fair value of underlying stock at grant date ($)	8.75	5.00	1.00 - 8.75
Dividend yields	-	-	-
Expected volatility	40%	40.0%	32.2% - 99.8%
Risk-free interest rates	5.50%	4.42%	2.8% - 5.50%

Expected lives	3 years	3.17 years	0.56 - 3.17 years

Average grant date fair market value	1.75	1.27	0.68 - 1.75

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the first nine months of 2006 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company's stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

5. STOCKHOLDERS' EQUITY (CONTINUED)

Compensation Costs for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the years ended December 31, 2006 and 2005 and from April 6, 2000 (inception) to December 31, 2006 amounted to $182,243, $232,345 and $558,227, respectively.

As of December 31, 2006, there was $94,743 of unrecognized compensation cost, related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

For the year ended December 31, 2007	$ 67,959

For the year ended December 31, 2008	26,784

$ 94,743

Warrant Descriptions

Through the balance sheet date and subsequently (see Note 10) the Company issued nine different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

	Period of Grant	Price ($)	Expiration Date

A Warrants	January 2001 - December 2001	1.00	January 31, 2005
B Warrants	November 2001 - February 2003	1.50	January 31, 2005
C Warrants	July 2003 - March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 - August 2004	3.00	December 31, 2006
D Warrants	September 2004 - April 2005	4.00	December 31, 2006
E Warrants	September 2004 - June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	December 31, 2008
G Warrants	December 2005 - January 2006	5.50	December 31, 2008
H Warrants	December 2006 - April 2007	8.75	September 26, 2009

Other than price and date details, all of the warrants were issued on the same conditions, except that the F, FF and G Warrants may not be exercised before July 1, 2007, which date may be extended by the Company for up to six months and H warrants may not be exercised before six months following the final closing date of the Initial Public Offering. (See Note 5).

Gift Shares

As part of the initial public offering 150,000 shares of common stock held by four executive officers were registered and given by the officers to individuals and entities. 21,000 of the gift shares were given to directors, employees and service providers. The related cost of $147 thousand has been charged to the statement of operations and credited as additional paid in capital.

6. RELATED PARTY TRANSACTIONS

Included in accrued liabilities at December 31, 2006 and 2005 are payables to officers and directors of the Company totaling $498,334 and $139,853 respectively for salaries and fees. In respect of the amount of $1,053,202 included as deferred officers compensation as at December 31, 2006, such officers have committed to defer payments of these sums until at least July 1, 2008, subject to partial earlier payment in certain circumstances.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

6. RELATED PARTY TRANSACTIONS (CONTINUED)

Cimarron Resources, Inc.

Notes payable to related parties includes $32,000 under a loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the former Chief Executive Officer of the Company. Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrues interest at Bank One's Prime Rate (8.25% at December 31, 2006) plus 2.5%. The terms of Cimarron's loan facility to Zion are a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice which call option was subsequently deferred until July 31, 2007. Subsequent to the balance sheet date the loan was repaid in full.

Rappaport Loan

Notes payable to related parties include a $75,000 note payable under a line of credit loan agreement with a shareholder of the Company. Pursuant to agreement of the parties until amended on July 31, 2006 as noted below, any outstanding balance was able to be converted at the election of the lender to shares of common stock in increments of $5,000 at $4.00 per share. Through July 31, 2006, outstanding balances accrued interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 in the aggregate was paid to two children of the shareholder in the form of 12,000 shares of common stock (in the aggregate) and warrants to purchase 5,000 shares (in the aggregate) of the Company's common stock. On July 31, 2006, the Rappaport loan was further extended to a date 15 days following the initial closing of a public offering. In connection with this extension the shareholder and the Company agreed to increase the interest rate on the facility to 12% per annum and to cancel the option to convert monies outstanding under the facility to equity securities. Subsequent to the balance sheet date the loan was repaid in full.

Robert E. Render

Mr. Render provided consulting services to the Company totaling $37,500 ($7,500 and $30,000 during the years ended 2004 and 2005, respectively). During the eight months ended August 31, 2006, Mr. Render provided $20,000 of consulting services to the Company. Mr. Render has not provided any consulting services to the Company since September 1, 2006.

Richard J. Rinberg

In connection with arranging $300,000 in loans to the Company in February 2004, prior to his becoming a director in the Company, Mr. Richard J. Rinberg received a $7,500 fee paid in 2,500 shares of common stock.

In October 2005 Mr. Richard J. Rinberg was elected President of the Company and effective November 1, 2005, entered into a two year Retention and Management Agreement with the Company (the "Retention Agreement"). Pursuant to the Retention Agreement, Mr. Rinberg was awarded 200,000 shares of common stock of the Company valued at $500,000 as compensation for his services during the two year period beginning November 1, 2005, subject to restrictions and vesting requirements. The company received a valuation from an independent appraisal firm supporting this valuation. The Rinberg shares are subject to repurchase by the Company at $0.01 per share if Mr. Rinberg leaves his position with the Company prior to October 31, 2007, such repurchase rights being pro-rated over the 24-month period beginning November 1, 2005. In May 2006, the Company issued the referenced 200,000 shares of common stock to a trust company for the benefit of Richard Rinberg.

Other issuances

In respect of issuances to John Brown (related party) see Note 5.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below.
As of December 31,
2006	2005

Deferred tax assets:
Net operating loss carryforwards	$ 4,323,492	$ 3,280,961
Other	17,946	15,075
Total gross deferred tax assets	4,341,438	3,296,036
Deferred tax liabilities:
Property and equipment	(2,913)	(2,913)
Unproved oil & gas properties	(2,123,903)	(1,923,085)
Total gross deferred liabilities	(2,126,816)	(1,925,998)

Less valuation allowance	(2,214,622)	(1,024,396)
Net deferred tax assets	$ -	$ -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax carryforwards are utilizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $15,621 thousand prior to the expiration of some of the net operating loss carryforwards between 2020 and 2025. The Company has had no taxable income since inception. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carryforwards.

At December 31, 2006, the Company has available federal and state net operating loss carryforwards of approximately $5,625 thousand to reduce future U.S. taxable income. These amounts expire from 2020 to 2025. The Company's ability to benefit from the current and prior year net operating loss carryforwards could be limited pursuant to Internal Revenue Code Section 382 as a result of prior ownership changes. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. The Company is in the process of evaluating whether or not there has been an ownership change and if such change create any potential impact on the future utilization of the net operating loss carryforwards.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index. At December 31, 2006, the Company has available net operating loss carryforwards of approximately $9,996 thousand to reduce future Israeli taxable income.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

7. INCOME TAXES (CONTINUED)

Reconciliation between the theoretical tax on pre-tax reported income (loss) and the tax expense:
For the year ended December 31,
2006	2005

U.S. pre-tax loss as reported	$ (2,055,265)	$ (1,327,368)

Israeli pre tax loss as reported	(454,605)	(277,346)

U.S. and Israeli pre-tax loss as reported	$(2,509,870)	$(1,604,714)

U.S. statutory tax rate	34%	34%

Theoretical tax on above amount per tax rate
applicable to the company	$ (853,356)	$ (545,603)

Increase (decrease) in tax liability resulting from:

Change in tax rates	-	4,756
Permanent differences	175,819	114,887
Foreign tax rate differential	146,584	31,402
Change in valuation allowance	844,584	345,642
Other differences*	(313,631)	48,916

Tax expenses per statement of income	$ -	$ -

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

Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the "Petroleum Law"), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2006, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

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

Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma'anit#1 are held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands authority. Permission necessary to reenter and use the drillsite to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the authority must grant under the Petroleum Law. The Haifa Regional office of the Authority which has jurisdiction over the lands on which the Ma'anit #1 drill site is located has informed the Company that it has approved the grant of permission and forwarded the matter to the national office of the Authority for final confirmation.

Payment to Executives and Deferral of Compensation

Under existing compensation agreements the Company is committed to pay its executive officers amounts of between $800,000 and $850,000 on an annual basis. All of these officers have agreed to defer a portion of their pay through July 1, 2008.

Underwriting Agreement

Pursuant to an underwriting agreement, the Company agreed to pay to Network 1 Financial Securities, Inc., the underwriter of the Company's Public Offering (the "Underwriter"), a 24-month financial advisory and investment banking fee for an aggregate amount of $60,000 payable in full upon the closing of the Public Offering in a minimum aggregate amount of $4,000,000. Subsequent to the balance sheet date, this fee was paid in full.

In addition, pursuant to the Underwriting Agreement, the Underwriter is to receive warrants ("H" warrants) to purchase a number of shares of the Company's common stock in an amount equal to 3% of the number of shares of common stock sold in the Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price). The H warrants are exercisable beginning six months after the final closing of the Public Offering and expire on September 26, 2009. Pursuant to this undertaking during 2006, the Company issued 11,590 H Warrants (see Note 5) to purchase shares at a price of $8.75 of the Company's common stock. Subsequent to the balance sheet date, the Company issued an additional 24,670 H warrants to the Underwriter (See also Note 10).

Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2008. The monthly rent is $4,104, $4,262 and $4,262 for each of the twelve-month periods ending October 31, 2006, 2007 and 2008 respectively, less any sublease payments received. Until mid-July 2006 approximately 800 square feet (and access to the common areas) were subleased month-to-month for payments of $920 per month.

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES (continued)

Lease Commitments (continued)

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $2,800. The Company subsequently extended the rental agreement through the end of July 31, 2007 with an option to further extend the agreement through January 31, 2008. The monthly rental costs during these extended periods continue at $2,800.

The future minimum lease payments are as follows:

2007	$ 84,744
2008	45,420
$ 130,164

9. LOAN TRANSACTIONS

During 2004, the Company entered into loan agreements with four entities, pursuant to which the Company borrowed $500,000. Of the loans, $300,000 was due on or before the 30th day following the initial closing of the then open initial public offering or February 28, 2005, whichever occurred first (the "$300,000 Loans") and $200,000 (the "$200,000 Loans") were due in 2009. The loans bore interest at 10% and in connection with the loans, the Company granted to the $300,000 lenders warrants to purchase 30,000 shares of the Company's common stock at $3.00 per share through December 31, 2005 and granted to the $200,000 lender warrants to purchase 40,000 shares of the Company's common stock at $3.00 per share through December 31, 2006. In connection with the placement of the $300,000 Loans, the Company paid a finder's fee in the amount of 2,500 shares of restricted common stock valued at $7,500. On September 30, 2004, the four lenders forgave their loans in full in consideration for shares of common stock of the company and warrants in a private placement that closed on that date, on the same terms as subscribers for cash in the private placement. The warrants to purchase 30,000 shares were exercised prior to their December 31, 2005 expiration date.

During 2006, the Company obtained $119,500 in bridge loans from individuals. These loans were converted into shares of common stock of the Company in the initial closing of the Company's Public Offering on December 29, 2006 at the initial public offering price of $7 per share.

10. SUBSEQUENT EVENTS

(1) Following the balance sheet date and through April 5, 2007, the Company (i) completed an additional five closings in the Public Offering in which it accepted additional subscriptions in the amount of $6,550,691 in consideration of the issuance of 935,813 shares of common stock bringing the total amount raised in the Public Offering through April 5, 2007 to $9,609,040 in consideration of the issuance of a total 1,372,720 shares of common stock; and (ii) issued 24,670 H warrants to the Underwriter at a price of $8.75 per share (or 125% of the offering price) exercisable commencing six months after the final closing of the Public Offering and expiring on September 26, 2009. (See also Note 8).

(2) On March 15, 2007, the company entered into a Workover and Completion Services Agreement with its drilling contractor. The agreement provides for the commencement of remedial workover, completion and testing operations on the Company's Ma'anit #1 well on April 11, 2007, but no later than April 15, 2007 on a day-rate basis at the rate of $750 per hour per operating day. Subsequent to the balance sheet date and in accordance with the agreement the Company paid $400,000 plus VAT to the drilling contractor on account of mobilization and demobilization and services of the drilling rig. (See also Note 1).

Zion Oil & Gas, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS (Continued)

(3) The Company's Chief Executive Officer and Director Mr. Eugene Soltero resigned from his position effective March 28, 2007. Under the terms of the resignation agreement the Company paid Eugene Soltero the amount of $400,000 for all amounts due (including deferred amounts due prior to this agreement) under his employment agreement. Of this amount a total of $351,500 has been included as part of current liabilities to reflect service from inception to December 31, 2006.