Form 10QSB
period 2007-03-31
ZION OIL & GAS INC
filed 2007-05-21
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

The Issuer had 10,067,483 shares of common stock outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes__ No  X

INDEX

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	32
ITEM 6.	EXHIBITS	33
	Exhibit Index	33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zion Oil & Gas, Inc.
(A Development Stage Company)

Financial Statements (Unaudited) as at March 31, 2007

Zion Oil & Gas, Inc.
(A Development Stage Company)

Balance Sheets (unaudited) as at

March 31	December 31
2007	2006
US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	6,961	3,370
Inventories	150	150
Prepaid expenses and other	317	21
Refundable Value-Added Tax	86	10
Total current assets	7,514	3,551

Unproved oil and gas properties, full cost method	8,835	8,496

Property and equipment
Net of accumulated depreciation of $25 thousand and $21 thousand	44	45

Other assets
Prepaid expenses	22	-
Assets held for severance benefits	16	12
Total other assets	38	12

Total assets	16,431	12,104

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	-	107
Accounts payable	80	262
Accrued liabilities	195	1,000

Total current liabilities	275	1,369

Provision for severance pay	66	63

Deferred officers' compensation	1,116	1,053

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized:
March 31, 2007 - 9,681,665 shares, 2006 - 8,747,002 shares;
shares issued and outstanding	97	87
Additional paid-in capital	22,884	16,872
Deficit accumulated in development stage	(8,007)	(7,340)
Total stockholders' equity	14,974	9,619

Total liabilities and stockholders' equity	16,431	12,104

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Operations (Unaudited)

Period from
April 6, 2000
Three-month period		(inception) to
ended March 31		March 31
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	271	142	3,141
Salaries	236	234	2,806
Other	191	101	1,374
	698	477	7,321

Loss from operations	(698)	(477)	(7,321)

Other expense, net
Termination of initial public offering	-	-	(507)
Interest income (expense), net	31	(10)	(179)

Loss before income taxes	(667)	(487)	(8,007)
Income taxes	-	-	-

Net loss	(667)	(487)	(8,007)

Net loss per share of common stock -
basic and diluted (in US$)	(0.07)	(0.06)	(1.71)

Weighted-average shares outstanding -
basic and diluted (in thousands)	9,040	7,730	4,684

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity

Preferred Stock		Common Stock			Deficit
				Additional	Accumulated
				Paid-in	in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances April 6, 2000	-	-	-	-	-	-	-

Issued for cash ($0.001 per share)	-	-	2,400	* -	2	-	2

Issuance of shares and warrants in a private offering
($1 per share)	-	-	100	* -	100	-	100

Costs associated with the issuance of shares	-	-	-	-	(24)	-	(24)

Waived interest on conversion of debt	-	-	-	-	* -	-	* -

Value of warrants granted to employees	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(5)	(5)
Balances, December 31, 2000	-	-	2,500	* -	80	(5)	75

Issuance of shares and warrants in a private offering
in January 2001 ($1 per share)	-	-	135	* -	135	-	135

Issuance of shares and warrants in a private offering
which closed in September 2001 ($1 per share)	-	-	125	* -	125	-	125

Payment of accounts payable through issuance of
shares and warrants	-	-	40	* -	40	-	40

Payment of note payable through issuance of shares and warrants	-	-	25	* -	25	-	25

Issuance of shares and warrants in a private offering
which closed in November 2001 ($1 per share)	-	-	175	* -	175	-	175

Costs associated with the issuance of shares	-	-	-	-	(85)	-	(85)
Waived interest on conversion of debt	-	-	-	-	1	-	1
Value of warrants granted to employees	-	-	-	-	37	-	37
Value of warrants granted to directors and consultants	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(207)	(207)
Balances, December 31, 2001	-	-	3,000	* -	536	(212)	324

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)

Preferred Stock		Common Stock			Deficit
				Additional	Accumulated
				Paid-in	in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Change in par value of common shares from $ 0.0001
per share to $0.01 per share	-	-	-	30	(30)	-	-

Issuance of shares and warrants in a private offering
which closed in January 2002 ($1 per share)	-	-	20	* -	20	-	20

Issuance of shares and warrants in a private offering
which closed in November 2002 ($10 per share)	25	* -	22	* -	254	-	254

Payment of accounts payable through issuance of preferred
shares and warrants	13	* -	-	-	127	-	127

Payment of accounts payable through issuance of common
shares and warrants	-	-	111	1	131	-	132

Payment of note payable through issuance of
shares and warrants	5	* -	-	-	50	-	50

Payment of accounts payable to employee through issuance of
shares upon exercise of warrants	-	-	400	4	76	-	80

Costs associated with the issuance of shares	-	-	-	-	(160)	-	(160)

Waived interest on conversion of debt	-	-	-	-	3	-	3

Deferred financing costs on debt conversions / modifications	-	-	-	-	21	-	21

Value of warrants granted to employees	-	-	-	-	1	-	1

Value of warrants granted to directors and consultants	-	-	-	-	13	-	13

Net loss	-	-	-	-	-	(403)	(403)

Balances, December 31, 2002	43	* -	3,553	35	1,042	(615)	462

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity

Preferred Stock		Common Stock			Deficit
				Additional	Accumulated
				Paid-in	in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares in connection with executive employment	-	-	50	1	49	-	50
Issuance of share on warrants exercise	-	-	165	2	31	-	33
Issuance of dividend shares to record holders as of
December 31, 2002	4	* -	-	-	* -	-	-
Issuance of shares and warrants in a private offering which
closed in February 2003 ($10 per share)
for cash consideration	10	* -	-	-	105	-	105
for reduction of accounts payable	5	* -	-	-	45	-	45
Issuance of shares and warrants as compensation for extension
of $100,000 line of credit	1	* -	-	-	10	-	10
Payment of account payable through issuance of shares and warrants	* -	* -	-	-	1	-	1
Conversion of preferred shares to common shares in
reincorporation merger	(63)	*(-)	763	7	(7)	-	-
Issuance of shares in a private offering which closed
in July 2003 ($3 per share)
for cash consideration	-	-	33	* -	99	-	99
for reduction of accounts payable	-	-	3	* -	9	-	9
Issuance of shares upon exercise of warrants:
for cash consideration	-	-	25	* -	25	-	25
for reduction of accounts payable	-	-	124	1	142	-	143
Issuance of shares upon exercise of warrants for
cash consideration	-	-	63	1	82	-	83
Payment of account payable through issuance of shares	-	-	80	1	139	-	140
Costs associated with the issuance of shares	-	-	-	-	(58)	-	(58)
Value of warrants granted to employees	-	-	-	-	47	-	47
Deferred financing costs on debt conversions / modifications	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	(873)	(873)
Balances as at December 31, 2003	-	-	4,859	48	1,751	(1,488)	311

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)

Common Stock			Deficit
		Additional	accumulated
		paid-in	in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on
warrants exercise	123	1	183	-	184
Issuance of shares and
warrants in a private
Offering	251	3	1,002	-	1,005
Payment of officer
salaries through
issuance of shares and
Warrants	46	1	184	-	185
Payment of accounts payable
to officers and consultants
upon exercise of warrants	80	1	99	-	100
Payment of director honorariums
through issuance of shares
and warrants	11	* -	45	-	45
Payment of account payable
through issuance of shares
and warrants	13	* -	50	-	50
Payment of bridge loan
through issuance of shares
and warrants	125	1	499	-	500
Payment of bridge loan
interest and commitment
fee through issuance of
shares and warrants	8	* -	30	-	30
Payment of bridge loan finders
fee through issuance of shares
and warrants	2	* -	7	-	7
Payment of service bonus
through issuance of shares
and warrants	20	* -	20	-	20
Costs associated with the
issuance of shares	-	-	(59)	-	(59)
Value of warrants granted to
employees	-	-	41	-	41
Deferred financing costs on
debt conversions /
modifications	-	-	30	-	30

Net loss	-	-	-	(1,737)	(1,737)
Balances, December 31, 2004	5,538	55	3,882	(3,225)	712

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)

Common Stock			Deficit
		Additional	accumulated
		paid-in	in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants
exercised:
For cash	493	5	872	-	877
For payment of deferred officer
salaries	17	* -	21	-	21
For exchange of shares of
common stock	120	1	(1)	-	-
Issuance of shares and warrants
in a private offering that
closed in March 2005:
For cash	519	5	2,070	-	2,075
For payment of deferred officer
salaries	10	* -	40	-	40
For payment of accounts
payable	6	* -	25	-	25
Issuance of shares and warrants
in a private offering that closed
in June 2005:
For cash	259	3	1,292	-	1,295
For payment of directors
honoraria	14	* -	70	-	70
For payment of accounts
payable	3	* -	15	-	15
Issuance of shares in a private
offering that closed in October
2005:
For cash	584	6	2,914	-	2,920
For payment of deferred officer
salaries	40	* -	200	-	200
For payment of accounts
payable	22	* -	110	-	110
Issuance of shares in a private
offering that closed in
December 2005	80	1	439	-	440
Shares to be issued for services
provided by director	-	-	42	-	42
Value of warrants and options
granted to employees	-	-	216	-	216
Value of warrants granted to
directors and consultants	-	-	16	-	16
Deferred financing costs on
debt conversions /
modifications	-	-	44	-	44
Costs associated with the
issuance of shares	-	-	(275)	-	(275)
Net loss	-	-	-	(1,605)	(1,605)
Balances, December 31, 2005	7,705	76	11,992	(4,830)	7,238

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)

Common Stock			Deficit
		Additional	accumulated
		paid-in	in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on
warrants exercised:
For cash	253	3	1,151	-	1,154
For debt	60	1	276	-	277
Issuance of shares and
warrants in private
offering closings in First
Quarter 2006:

For cash	66	1	362	-	363
For payment of accounts
payable	3	* -	14	-	14

Shares issued for services
provided by officer	200	2	248	-	250

Issuance of shares and
warrants in a private
offering that closed
in September 2006:
For cash	23	* -	126	-	126

Value of options granted
to employees	-	-	162	-	162
Value of warrants granted
to underwriter	-	-	20	-	20
Value of shares gifted
to directors, employees and
service providers	-	-	147	-	147
Costs associated with the
issuance of shares	-	-	(681)	-	(681)

Funds received from
public offering for
subscription shares:
For cash	410	4	2,867	-	2,871
For debt	27	* -	188	-	188

Net loss	-	-	-	(2,510)	(2,510)

Balances December 31, 2006	8,747	87	16,872	(7,340)	9,619

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)

Common Stock			Deficit
		Additional	accumulated
		paid-in	in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from
public offering for
subscription shares:
For cash	931	10	6,509	-	6,519
For debt	4	* -	24	-	24
Compensation in respect of
shares previously issued for
services provided by officer	-	-	63	-	63
Value of options granted
to employees	-	-	18	-	18
Value of warrants granted
to underwriter	-	-	60	-	60
Costs associated with the
issuance of shares	-	-	(662)	-	(662)
Net loss	-	-	-	(667)	(667)

Balances March 31, 2007	9,682	97	22,884	(8,007)	14,974

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (Unaudited)

Period from
April 6, 2000
Three month period		(inception)
ended March 31		March 31
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(667)	(486)	(8,007)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	4	3	25
Officer, director and other fees, paid via common stock	141	109	2,222
Interest paid through issuance of common stock	-	-	18
Write-off of costs associated with public offering	-	-	507
Change in assets and liabilities, net:
Increase in inventories	-	-	(150)
Prepaid expenses and other	(318)	4	(339)
Decrease (increase) in deferred offering costs	-	(79)	-
Refundable Value-Added Tax	(76)	18	(86)
Severance pay, net	(1)	2	50
Accounts payable	(158)	(481)	80
Accrued liabilities	(865)	(67)	135
Increase in deferred officers' compensation	63	209	1,116

Net cash used in operating activities	(1,877)	(768)	(4,429)

Cash flows from investing activities
Acquisition of property and equipment	(3)	(10)	(69)
Investment in oil and gas properties	(339)	(238)	(8,835)
Net cash used in investing activities	(342)	(248)	(8,904)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	8	89
Loan proceeds - related party	-	-	259
Loan principal repayments - related party	(107)	(1)	(259)
Loan proceeds - other	-	-	500
Proceeds from sale of stock	6,519	381	21,649
Financing costs of issuing stock	(602)	(12)	(1,944)
Net cash provided by financing activities	5,810	376	20,294

Net increase (decrease) in cash	3,591	(640)	6,961
Cash - beginning of period	3,370	1,141	-
Cash - end of period	6,961	501	6,961

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (cont'd)

Period from
Three month	Three month	April 6, 2000
period ended	period ended	(inception)
March 31	March 31	December 31
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	1	9	58
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:

Payment of accounts payable through issuance of
preferred and common stock	24	14	974
Payment of note payable through issuance of
common stock	-	-	575
Payment of accounts payable through issuance of
note payable	-	-	35
Financing costs paid through issuance of
common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	188
Shares issued for services provided by officer	63	62	355
Value of warrants and options granted to employees	18	47	523
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	60	-	80
Value of shares gifted to directors, employees
and service providers	-	-	147
Deferred financing costs	-	8	85

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

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

The Company holds a petroleum exploration license on approximately 98,100 acres of unproved properties in north-central Israel called the "Ma'anit-Joseph License", issued to the Company by the State of Israel. The term on the license was set to expire on April 30, 2007 and it contained a commitment to drill or reenter a well on or before April 30, 2005.

On April 10, 2005, the Company commenced the reentry and deepening of the Ma'anit #1. On July 19, 2005, the well reached a depth of 15,509 feet and testing and completion began thereafter. During drilling and completion operations, the well had numerous significant oil and gas shows in different zones. Completion operations on the Ma'anit #1 well were temporarily suspended and the drilling rig released in November, 2005. On March 15, 2006, the terms of the license were amended to provide that the Company commence the drilling of a new well to a depth of at least 4,400 meters or reenter the Ma'anit #1 well on or before March 1, 2007 (extended on March 7, 2007 to April 15, 2007). On December 10, 2006, the Company signed a binding Memorandum of Understanding with its drilling contractor pursuant to which the Company undertook to commence workover and completion operations on the Ma'anit #1 well by March 21, 2007, subject to deferral in certain circumstances, using a smaller and less expensive completion rig. A copy of the Memorandum of Understanding was submitted to the Petroleum Commissioner and was found to be in compliance with the Company's work program obligations. On February 13, 2007, the Petroleum Commissioner confirmed that, if the Company recommenced operations on the Ma'anit #1 well or commenced a new well in accordance with the work program, the Company's rights under the Ma'anit-Joseph License would be maintained through the completion of the operations and for such additional period as required for the completion of the analysis of the results of the well. On March 15, 2007, pursuant the Memorandum of Understanding, the Company entered into a Workover and Completion Services Agreement with its drilling contractor providing, inter alia, for the commencement of operations on the Ma'anit #1 well on April 11, 2007, but no later than April 15, 2007. On April 16, 2007, the Company commenced remedial cementing operations on its Ma'anit #1 well to isolate potentially productive zones from water-bearing formations in contemplation of perforating and testing those zones.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

A. Nature of Operations (cont'd)

Effective August 1, 2005, the Company received formal notification and documentation from the Minister of National Infrastructures and the Petroleum Commissioner granting the Company's application for a Preliminary Permit with Priority Rights for an area covering approximately 121,100 acres abutting on and immediately to the north of the Ma'anit-Joseph License. The permit was designated the "Asher Permit" and covered lands on Israel's coastal plain and Mt. Carmel range. The Asher Permit was for an 18-month period which terminated on January 31, 2007 and was subject to a work program (as amended) with an estimated total cost of $265 thousand, which required the Company to perform certain geological and geophysical work. Upon completion of the Asher Permit work program in accordance with its terms, on January 31, 2007, together with the submission of the Company's Final Report and Prospect Identification, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, tentatively denominated the Asher-Menashe License, on approximately 81,000 acres. The acreage subject of the application includes primarily acreage (approximately 78,000 acres) that was subject to the Asher Permit as reduced in accordance with the Petroleum Law, together with a small addition of acreage (approximately 3,000 acres) abutting to the north of the lands subject of the Asher Permit. The Company's application is subject to review and approval of the Petroleum Commissioner in consultation with the statutory Petroleum Council. The Company does not know when the Commissioner and the Council will consider the application. Under the terms of the Asher Permit, the Company's license application has priority rights for the grant of an exploration license, subject to the fulfillment of the requirements of the Petroleum Law. A license if granted would be for a primary term of up to three years, extendable for additional periods of up to a total of seven years.

Operations in Israel are conducted through a branch office. The Ma'anit-Joseph License, Asher Permit and application for the Asher-Menashe License are held directly in the name of the Company. At present it is expected that all future income will be derived from Israeli operations.

B. Management Presentation and Liquidity

On January 25, 2006 the Company filed a registration statement for a public offering on a "best efforts" basis (the "Public Offering") of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450 thousand (350,000 shares) and a maximum of $14,000 thousand (2,000,000 shares). The registration statement was declared effective by the Securities and Exchange Commission on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Public Offering in which it accepted subscriptions in the amount of $3,058 thousand in consideration of the issuance of 436,907 shares of common stock. Between January 1 and March 31, 2007, the Company completed additional closings in which it accepted additional subscriptions for 934,663 shares of its common stock in the amount of $6,543 thousand bringing the total amount raised in the Public Offering through March 31, 2007 to $9,602 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

B. Management Presentation and Liquidity (cont'd)

Subsequent to the balance sheet date and through May 14, 2007, the Company completed additional closings in which it accepted additional subscriptions for 385,818 shares of its common stock in the amount of $2,701 thousand bringing the total amount raised in the Public Offering to $12,302 thousand.

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

Note 2 - Summary of Significant Accounting Policies

A. Basis of Presentation

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

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 2 - Summary of Significant Accounting Policies (cont'd)

B. Adoption of Recently Issued Accounting Standards

1. FIN 48 - Accounting for Uncertainty in Income Taxes

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

The Company is subject to income taxes in the U.S. federal jurisdiction and in Israel. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company has not paid interest or penalties associated with income taxes. There was no cumulative adjustment required to the opening balance of the deficit accumulated in development stage at January 1, 2007.

The adoption of FIN 48 did not have a material effect on the Company's balance sheet or statement of operations.

C. Recent Accounting Pronouncements

1. SFAS 157 - Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The Company does not expect the adoption of SFAS 157 to have a material effect on it's balance sheet or statement of operations.

2. SFAS 159 - Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

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

The Company does not expect the adoption of SFAS 159 to have a material effect on it's balance sheet or statement of operations.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 3 - Stockholders' Equity

A. Authorized, issued and outstanding shares
Authorized
March 31	December 31
2007	2006
Number of shares in thousands

USD 0.01 par value per ordinary share	20,000	20,000

1. The Company's shares (USD 0.01 par value each) are traded in the United States on the over the counter market and are listed on the American Stock Exchange.

2. For details of the issued share capital see the Statement of Changes in Shareholders' Equity.

B. Private Placement Offerings

During 2000, John Brown purchased 2,400,000 shares at the then current par value ($0.001 per share) on his behalf and on behalf of 25 other founding shareholders. Between January 1, 2001 and December 31, 2004, the Company raised $3,125 thousand in private placements from the sale (adjusted for the reincorporation merger on July 9, 2003) of 1,830,298 shares of common stock and: (i) warrants with an original expiration date of December 31, 2004 to purchase 275,833 shares of common stock at $1.00 per share; (ii) warrants with an original expiration date of December 31, 2004 to purchase 411,770 shares of common stock at $1.50 per share; and (iii) warrants with an original expiration date of December 31, 2006 to purchase 181,500 shares of common stock at $5.00 per share. The December 31, 2004 warrant expiration date was extended to January 31, 2005 by which date the warrants were exercised.

Between January 1, 2005 and March 31, 2005, the Company raised $2,140 thousand through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of the Company's common stock in a private placement offering. The warrants designated as "E warrants" were exercisable at $5.00 per share through December 31, 2006. Between April 22 and June 10, 2005, the Company raised $1,380 thousand through the sale of 276,000 shares of common stock and 55,200 E Warrants. Between June 20, 2005 and October 24, 2005, the Company raised $3,230 thousand through the sale of 646,000 shares of common stock.

During December 2005, the Company raised $440 thousand from the sale of 80,000 shares of common stock and warrants to purchase 12,500 shares of common stock at $5.50 per share at any time from July 1, 2007 (as may be deferred by the Company for up to six months) through December 31, 2008 such warrants being designated as "G" warrants.

During 2006, the Company (i) raised $489 thousand from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $291 thousand in consideration of services; (iii) issued 175,357 shares of common stock for $877 thousand upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105 thousand upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $172 thousand upon the exercise of "D" warrants. (See Note 3G).

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 3 - Stockholders' Equity (cont'd)

C. Initial Public Offering

On December 29, 2006, the Company completed its first closing of the Public Offering in which it accepted subscriptions in the amount of $3,058 thousand in consideration of the planned issuance of 436,907 shares of common stock. Between January 1 and March 31, 2007, the Company completed additional closings in which it accepted additional subscriptions for 934,663 shares of its common stock in the amount of $6,543 thousand bringing the total amount raised in the Public Offering through March 31, 2007 to $9,602 thousand. Following the balance sheet date and through May 14, 2007, the Company completed additional closings in which it accepted additional subscriptions for 385,818 shares of its common stock in the amount of $2,701 thousand bringing the total amount raised in the Public Offering to $12,302 thousand. The Public Offering through March 31, 2007 remains open to a date not later than May 25, 2007 subject to prior termination by the Company.

D. 2005 Stock Option Plan

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

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows: (a) with two directors each for the purchase of 25,000 shares of common stock at $5.00 per share (50,000 shares in the aggregate) through December 31, 2008 at a value of $59 thousand in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months); (b) with one employee for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in three equal tranches of 26,667 shares each on January 1, 2007, on January 1, 2008 and on January 1, 2009 at a value of $194 thousand that will be charged according to the vesting periods, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months); and (c) with one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the date, on October 1, 2006, on October 1, 2007 and of October 1, 2008 at a value of $97 thousand that will be charged according to the vesting period, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the grant date and (c) the value of the options were initially accounted for during December 2005. Compensation expense was recorded during December 2005 based on the fair value of the options at that time.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options

The Company has reserved 320,851 shares of common stock as of March 31, 2007 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti dilutive at March 31, 2007. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:
Exercise	Number of	Expiration
price	shares	date

To non-employees
	5.00	10,000	December 31, 2008
	8.75	36,226	September 26, 2009
To employees and directors
	5.00	135,000	December 31, 2008
	5.00	120,000	December 31, 2010
To investors
	5.50	19,625	December 31, 2008
	5.45	320,851

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:
Weighted
Number of	Average
shares	exercise price
US$

Granted from April 6, 2000 (inception) to December 31, 2005 to:
Employees, officers and directors	1,580,936	1.38
Private placement investors and others	1,098,367	2.82
Expired/canceled	(340,333)	1.05
Exercised	(1,670,770)	1.03
Outstanding, December 31, 2005	668,200	3.35

Granted to:
Employees, officers and directors as part compensation	181,590	5.24
Private placement investors	7,125	5.50
Expired/Canceled	(247,393)	4.92
Exercised	(313,307)	4.57
Outstanding, December 31, 2005	296,215	5.18

Granted to:
Employees, non-employees, officers and directors as part
compensation	24,636	8.75
Private placement investors and others	-	-
Expired	-	-
Exercised	-	-
Outstanding, March 31, 2007	320,851	5.45

Exercisable, March 31, 2007	-

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options (cont'd)

The following table summarizes information about stock warrants and options outstanding as of March 31, 2007:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	exercise price	exercise price	outstanding	life (years)	exercise price
US$			US$	US$			US$

-	-	-	-	5.00	191,667	1.88	5.00
5.00	73,333	3.75	5.00	5.50	19,625	1.75	5.50
-	-	-	-	8.75	36,226	2.50	8.75

5.00	73,333		5.00	5.00-8.75	247,518		5.59

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the first quarter, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
		Period from April 6,
		2000 (inception) to
		March 31
2007	2006	2007
US$	US$	US$

Weighted-average fair value of underlying
stock at grant date	-	5.50	3.00 - 5.50
Dividend yields		-	-
Expected volatility	-	40%	28.2% - 40%
Risk-free interest rates	-	5.15%	2.1% - 5.15%

Expected lives	-	4.49 years	1.74 - 5 years

Average grant date fair market value	-	2.43	0.76-2.43

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options (cont'd)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the first quarter, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
		Period from April 6,
		2000 (inception) to
		March 31
2007	2006	2007
US$	US$	US$

Weighted-average fair value of underlying
stock at grant date	8.75	-	1.00 - 8.75
Dividend yields	-	-	-
Expected volatility	40%	-	32.2% - 99.8%
Risk-free interest rates	5.50	-	2.8% - 5.50%

Contractual lives	2.67 - 2.38 years	-	0.56 - 3.17 years

Average grant date fair market value	1.98-2.74	-	0.68-2.74

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the first three months of 2007 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company's stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 3 - Stockholders' Equity (cont'd)

F. Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three month periods ended March 31, 2007 and 2006 and from April 6, 2000 (inception) to March 31, 2007 amounted to $18 thousand, $0 and $576 thousand, respectively.

As of March 31, 2007, there was $77 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

US$ thousands

April 1 - December 31, 2007	50

For the year ended December 31, 2008	27

77

G. Warrant Descriptions

Through the balance sheet date and subsequently (see Note 7(1)) the Company issued nine different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:
Period of Grant	US$	Expiration Date

A Warrants	January 2001 - December 2001	1.00	January 31, 2005
B Warrants	November 2001 - February 2003	1.50	January 31, 2005
C Warrants	July 2003 - March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 - August 2004	3.00	December 31, 2006
D Warrants	September 2004 - April 2005	4.00	December 31, 2006
E Warrants	September 2004 - June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	December 31, 2008
G Warrants	December 2005 - January 2006	5.50	December 31, 2008
H Warrants	December 2006 - May 2007	8.75	September 26, 2009

Other than price and date details, all of the warrants were issued on the same conditions, except that the F, FF and G Warrants may not be exercised before July 1, 2007, which date may be extended by the Company for up to six months and H warrants may not be exercised before six months following the final closing date of the Public Offering.

H. Gift Shares

As part of the Public Offering 150,000 shares of common stock held by four executive officers were registered and given by the officers to individuals and entities. 21,000 of the gift shares were given to directors, employees and service providers. The related cost of $147 thousand was charged to the statement of operations and credited as additional paid in capital during 2006.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 4 - Related Party Transactions

In respect of the amount of $1,116 thousand included as deferred officers compensation as at March 31, 2007, such officers have committed to defer payments of these sums until at least July 1, 2008, subject to partial earlier payment in certain circumstances.

A. Cimarron Resources, Inc.

Under the loan facility with Cimarron Resources, Inc. (Cimarron).a company owned by the former Chief Executive Officer of the Company, Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrued interest at Bank One's Prime Rate (8.25% at December 31, 2006) plus 2.5%. The terms of Cimarron's loan facility to Zion provided for a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice which call option was subsequently deferred until July 31, 2007. During the month of January 2007 the loan was repaid in full.

B. Rappaport loan

Under a line of credit loan agreement with a shareholder of the Company and pursuant to agreement of the parties until amended on July 31, 2006 as noted below, any outstanding balance was able to be converted at the election of the lender to shares of common stock in increments of $5,000 at $4.00 per share. Through July 31, 2006, outstanding balances accrued interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10,000 in the aggregate was paid to two children of the shareholder in the form of 12,000 shares of common stock (in the aggregate) and warrants to purchase 5,000 shares (in the aggregate) of the Company's common stock. On July 31, 2006, the Rappaport loan was further extended to a date 15 days following the initial closing of a public offering. In connection with this extension the shareholder and the Company agreed to increase the interest rate on the facility to 12% per annum and to cancel the option to convert monies outstanding under the facility to equity securities. During the month of January 2007 the loan was repaid in full.

Note 5 - Commitments and Contingencies

A. Environmental Matters

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 5 - Commitments and Contingencies (cont'd)

B. Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the "Petroleum Law"), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At March 31, 2007, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

C. Long-term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Ma'anit-Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees.

D. Charitable Trusts

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

E. Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma'anit#1 are held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands authority. Permission necessary to reenter and use the drill site to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the authority must grant under the Petroleum Law. The Company received notification that on April 12, 2007, the Authority granted the required permission, subject to paying a surface use fee and signing a permission agreement. The Company has paid the fee and is awaiting receipt of the agreement from the authority.

F. Payments to executives and deferral of compensation

Under existing compensation agreements the Company is committed to pay its executive officers amounts of between $900 thousand and $1,000 thousand on an annual basis. All of these officers have agreed to defer a portion of their pay through July 1, 2008.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 5 - Commitments and Contingencies

G. Underwriting Agreement

Pursuant to an underwriting agreement, the Company agreed to pay to Network 1 Financial Securities, Inc., the underwriter of the Company's Public Offering (the "Underwriter"), a financial advisory and investment banking fee for an aggregate amount of $60 thousand ("the advisory fee") pursuant to a two year investment banking/consulting agreement to be entered following and effective upon the closing of the Public Offering in a minimum aggregate amount of $4,000 thousand (the "effective date"). The advisory fee was due in full upon the effective date. Following the second closing of the Public Offering on January 29, 2007, this fee was paid in full.

In addition, pursuant to the Underwriting Agreement, the Underwriter is to receive warrants ("H" warrants) to purchase a number of shares of the Company's common stock in an amount equal to 3% of the number of shares of common stock sold in the Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price). The H warrants are exercisable beginning six months after the final closing of the Public Offering and expire on September 26, 2009. Pursuant to this undertaking during the first quarter of 2007, the Company issued 24,636 H Warrants to purchase shares at a price of $8.75 of the Company's common stock. Subsequent to the balance sheet date, the Company issued an additional 9,156 H warrants to the Underwriter (See also Note 6).

H. Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2008. The monthly rent is $4 thousand, $4 thousand and $4 thousand for each of the twelve-month periods ending October 31, 2006, 2007 and 2008 respectively, less any sublease payments received. Until mid-July 2006 approximately 800 square feet (and access to the common areas) were subleased month-to-month for payments of $1 thousand per month.

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3 thousand. The Company subsequently extended the rental agreement through the end of July 31, 2007 with an option to further extend the agreement through January 31, 2008. The monthly rental costs during these extended periods continues at $3 thousand.

The future minimum lease payments are as follows:

US$ thousands

2007	76
2008	46

122

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to the Financial Statements as at March 31, 2007

Note 6 - Subsequent Events

1. Following the balance sheet date and through May 14, 2007, the Company (i) completed additional closings in which it accepted additional subscriptions for 385,818 shares of its common stock in the amount of $2,701 thousand bringing the total amount raised in the Public Offering to $12,302 thousand, and (ii) issued 9,156 H warrants to the Underwriter at a price of $8.75 per share (or 125% of the offering price) exercisable commencing six months after the final closing of the Public Offering and expiring on September 26, 2009. (See also Note 5G).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-QSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN DESCRIPTION OF BUSINESS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

We are engaged in oil and natural gas exploration upon 219,000 acres of preliminary permit and license areas in the State of Israel. On April 16, 2007, in accordance with our work program for the Ma'anit-Joseph License, we commenced remedial cementing operations on our Ma'anit #1 well, to isolate potentially productive zones from water bearing formations in contemplation of perforating and testing those zones.

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

During the seven years between our formation and March 31, 2007, we have received net proceeds from the issuance of our equity securities of $22,981 thousand and have invested in unproved oil and gas properties $8,835 thousand in order to satisfy our work commitments under our agreements with the State of Israel. As of March 31, 2007, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008.They have all exchanged portions of the deferred compensation from time to time for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities.

On January 25, 2006, we filed a Registration Statement with the SEC in connection with a public offering of 2,000,000 shares of our common stock at $7 a share with a minimum closing requirement of $2,450,000 (350,000 shares) (the "Public Offering"). Also registered in the offering were 521,200 shares underlying those of our outstanding warrants which had a final exercise date of December 31, 2006, and a total exercise price of $2,511,000. Our Registration Statement was declared effective by the SEC on September 26, 2006. Through March 31, 2007, we completed six (6) closings of the offering in which we gave instructions to our transfer agent to issue a total 1,371,570 shares of common stock in consideration of $9,600,990. Since March 31, 2007 and through May 14, 2007, we have completed three additional closings in the offering in which we have issued a total of 385,818 shares of common stock in consideration of $2,700,726. The offering remains open and a final closing has been scheduled for the earlier of (a) May 25, 2007 or (b) the completion of a cement survey in the Ma'anit #1 well to determine the quality of the cement bond between the well casing and the surrounding formations, unless subscriptions for the maximum offering of 2,000,000 shares have been received and accepted prior thereto or otherwise earlier terminated by us.

Commencing January 3, 2007, our common stock has been listed and traded on the American Stock Exchange.

Going Concern Basis

Our unaudited interim financial statements for the period ended March 31, 2007 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  Since Zion is in the development stage, we have limited capital resources, no revenue, and a loss from operations.  The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises doubt about our ability to continue as a going concern.  The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

Over the coming period through March 31, 2008, we intend to pursue the following plan of operations:

1. Reenter, complete and test our Ma'anit #1 well at a budgeted cost of $900 thousand.

2. Conduct geological and geophysical activities (including the acquisition of at least 20 kilometers of new seismic lines, assuming that our application for the issuance of an exploration license - tentatively denominated the "Asher-Menashe License" - for the areas subject of our Asher Permit is granted) on the Asher-Menashe License area at an estimated cost of $400 thousand.

3. Commence preparations for the drilling of an appraisal well (tentatively denominated the "Ma'anit-Rehoboth well") on the Ma'anit prospect to confirm the zones in the Triassic which we have drilled in the Ma'anit #1 and, if possible, explore zones in the Permian including preparation of the location and ordering of long lead term items at an estimated cost of $1,450 thousand.

4. If the testing and completion activities on the Ma'anit #1 well indicate the presence of commercially producible gas or oil, we will install production equipment at an estimated cost of $200 thousand.

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $7,239 thousand at March 31, 2007 and $2,182 thousand at December 31, 2006. The increase in working capital is due to the successful completion of six (6) interim closings of the Public Offering and the exercise of warrants with an expiration date of December 31, 2006.

Net cash provided by financing activities was $5,810 thousand and $376 thousand for the periods ended March 31, 2007 and 2006, respectively, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $342 thousand and $248 thousand for the three months ended March 31, 2007 and 2006 respectively, virtually all of which was used for capitalized exploration costs on the license.

On March 31, 2007, we had cash and cash equivalents in the amount of $6,961 thousand.

As discussed above, since March 31, 2007, we have completed additional closings of our public offering in which we closed the sale of equity securities in the amount of $2,700,726.  On May 15, 2007, we had cash and cash equivalents in the amount of $$8,579,702.

We believe that the funds currently available will enable us to meet our needs in carrying out our Plan of Operations described above through to March 31, 2008.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company. Drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Completion activities on the Ma'anit #1 well recommenced in April 2007. Almost all of our net loss for the three months ended March 31, 2007, is attributable to general and administrative expenses. Such expenses totaled $698 thousand, consisting of $271 thousand for legal and professional costs, $236 thousand for salaries, most of which is deferred compensation of our directors, officers and key employees, and other costs in the amount of $191 thousand.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2007, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Other than the changes reported above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting for the period ended March 31, 2007.

PART II--OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities (as of March 31, 2007)

During the three months ended March 31, 2007, we issued to Network 1 Financial Securities, Inc. ("Underwriter") the underwriter of our Public Offering warrants to purchase 24,636 shares of our common stock at a price of $8.75 per share ("Underwriter's Warrants"). The Underwriter's Warrants were issued pursuant to the underwriting agreement entered into between us and the Underwriter in connection with our Public Offering (the "Underwriting Agreement"). The Underwriter's Warrants are exercisable for a period beginning six months after the final closing of the Public Offering and expire on September 26, 2009.

Sales and Other Disposition of Registered Securities - Use of Proceeds

Our Public Offering was and continues to be underwritten on a "best efforts minimum/maximum" basis by Network 1 Financial Securities, Inc. ("Underwriter"). On December 29, 2006, following receipt and acceptance of subscriptions and payment for a number of shares in excess of the required minimum, we scheduled an initial closing of the Public Offering which took place on December 29, 2006 (the "initial closing"). Through March 31, 2007, we completed a total of six (6) closings of the Public Offering, including the initial closing. In those closings and through March 31, 2007, we issued instructions to our transfer agent to issue a total of 1,371,570 shares of common stock in consideration of a total of  $9,600,990 of which $9,389,821 was cash and $211,169 was debt conversion.

In accordance with its terms, the Public Offering continues to remain open. During the period since March 31, 2007 and through May 14, 2007, we have conducted an additional three closings in which we have issued a total of 385,818 shares of common stock in consideration of $2,700,726, of which $2,540,895 was cash and $159,831 was debt conversion.  The final closing of the Public Offering  has been set for the earlier of (a) May 25, 2007 or  (b) the completion of a cement log survey in the Ma'anit #1 well, to determine the quality of the cement bond between the well casing and the surrounding formations, unless subscriptions for the maximum offering of 2,000,000 shares have been received and accepted prior thereto or the offering is otherwise earlier terminated by us.

From the effective date of the Registration Statement and through March 31, 2007, we incurred for our account in connection with the issuance and distribution of shares of our common stock in the Public Offering expenses as follows:

In US$ 000

Underwriting Commissions

$ 507

Expenses Paid to Underwriter

254

Other expenses as follows:

Accounting Fees and Expenses

111

Legal Fees and Expenses

67

Printing Fees and Advertising

179

Listing Fees (including SEC filing fees)

83

Transfer and Escrow Agent Fees

28

Other Expenses

114

TOTAL EXPENSES

$ 1,343

None of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the Public Offering through March 31, 2007 after deduction of the total expenses set forth above was $8,258 thousand (the "net public offering proceeds").

Through March 31, 2007, we used the net public offering proceeds as follows:

In US$ 000

a.

Completion of Ma'anit #1 well

400

b.

Preparation for drilling of Ma'anit Rehoboth well

128

c.

Compensation to officers and directors

629

(1)

d.

Repayment of indebtness

80

(2)

e.

Temporary investments

6,844

(3)

f.

Other

60

(4)

(1) Includes repayment of indebtedness

(2) Does not include repayment of indebtedness to officers and directors which is included in note (3) above.

(3) U.S. money market account balance at March 31, 3007.

(4) Financial advisory and investment banking fee to Underwriter pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement.

The remaining $117 thousand of the net operating proceeds were, on March 31, 2007, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 6. EXHIBITS

Exhibit Index

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 ZION OIL & GAS, INC.
(Registrant)

By:
/s/ Richard Rinberg            Richard J. Rinberg
Chief Executive Officer (Principal Executive Officer)

By:
/s/ David Patir
David Patir, Senior Vice-President
(Principal Financial and Accounting Officer)

Date:

May 21, 2007

Date:

May 21, 2007