Form 10QSB
period 2007-06-30
ZION OIL & GAS INC
filed 2007-08-20
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [_X_] No [ _ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__] No [_X_]

The Issuer had 10,120,893 shares of common stock outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [__] No [ X ]

INDEX

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	33
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
ITEM 6.	EXHIBITS	34
	Exhibit Index	34

2

Zion Oil & Gas, Inc.
(A Development Stage Company)

Balance Sheets (unaudited) as at

June 30 2007 US$ thousands	December 31 2006 US$ thousands

Current assets
Cash and cash equivalents	7,390	3,370
Inventories	345	150
Prepaid expenses and other	112	21
Refundable Value-Added Tax	95	10
Total current assets	7,942	3,551

Unproved oil and gas properties, full cost method	1,906	8,496

Property and equipment
Net of accumulated depreciation of $29 thousand and $21 thousand	50	45

Other assets
Prepaid expenses	15	-
Assets held for severance benefits	17	12
Total other assets	32	12

Total assets	9,930	12,104

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	-	107
Accounts payable	117	262
Accrued liabilities	764	1,000
Total current liabilities	881	1,369

Provision for severance pay	70	63

Deferred officers' compensation	664	1,053

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized: June 30, 2007 - 10,116,430 shares, 2006 - 8,747,002 shares; shares issued and outstanding	101	87
Additional paid-in capital	25,576	16,872
Deficit accumulated in development stage	(17,362)	(7,340)
Total stockholders' equity	8,315	9,619

Total liabilities and stockholders' equity	9,930	12,104

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Operations (Unaudited)

Three-month period ended June 30		Six-month period ended June 30		Period from April 6, 2000 (inception) to June 30
2007 US$ thousands	2006 US$ thousands	2007 US$ thousands	2006 US$ thousands	2007 US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	322	131	593	273	3,463
Salaries	174	203	410	437	2,980
Other	323	124	514	225	1,697
Impairment of unproved oil and gas properties	8,586	-	8,586	-	8,586
Loss from operations	(9,405)	458	(10,103)	935	(16,726)

Other expense, net
Termination of initial public offering	-	-	-	-	(507)
Other income, net	4	-	4	-	4
Interest income (expense), net	46	(12)	77	(22)	(113)

Loss before income taxes	(9,355)	(470)	(10,022)	(957)	(17,362)
Income taxes	-	-	-	-	-

Net loss	(9,355)	(470)	(10,022)	(957)	(17,362)

Net loss per share of common stock - basic and diluted (in US$)	(0.93)	(0.06)	(1.05)	(0.12)	(3.56)

Weighted-average shares outstanding - basic and diluted (in thousands)	9,963	7,873	9,504	7,802	4,866

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity

Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances April 6, 2000	-	-	-	-	-	-	-
Issued for cash ($0.001 per share)	-	-	2,400	* -	2	-	2
Issuance of shares and warrants in a private offering ($1 per share)	-	-	100	* -	100	-	100
Costs associated with the issuance of shares	-	-	-	-	(24)	-	(24)
Waived interest on conversion of debt	-	-	-	-	* -	-	* -
Value of warrants granted to employees	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(5)	(5)
Balances, December 31, 2000	-	-	2,500	* -	80	(5)	75

Issuance of shares and warrants in a private offering in January 2001 ($1 per share)	-	-	135	* -	135	-	135
Issuance of shares and warrants in a private offering which closed in September 2001 ($1 per share)	-	-	125	* -	125	-	125
Payment of accounts payable through issuance of shares and warrants	-	-	40	* -	40	-	40
Payment of note payable through issuance of shares and warrants	-	-	25	* -	25	-	25
Issuance of shares and warrants in a private offering which closed in November 2001 ($1 per share)	-	-	175	* -	175	-	175
Costs associated with the issuance of shares	-	-	-	-	(85)	-	(85)
Waived interest on conversion of debt	-	-	-	-	1	-	1
Value of warrants granted to employees	-	-	-	-	37	-	37
Value of warrants granted to directors and consultants	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(207)	(207)
Balances, December 31, 2001	-	-	3,000	* -	536	(212)	324

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)

Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Change in par value of common shares from $ 0.0001 per share to $0.01 per share	-	-	-	30	(30)	-	-
Issuance of shares and warrants in a private offering which closed in January 2002 ($1 per share)	-	-	20	* -	20	-	20
Issuance of shares and warrants in a private offering which closed in November 2002 ($10 per share)	25	* -	22	* -	254	-	254
Payment of accounts payable through issuance of preferred shares and warrants	13	* -	-	-	127	-	127
Payment of accounts payable through issuance of common shares and warrants	-	-	111	1	131	-	132
Payment of note payable through issuance of shares and warrants	5	* -	-	-	50	-	50
Payment of accounts payable to employee through issuance of shares upon exercise of warrants	-	-	400	4	76	-	80
Costs associated with the issuance of shares	-	-	-	-	(160)	-	(160)
Waived interest on conversion of debt	-	-	-	-	3	-	3
Deferred financing costs on debt conversions / modifications	-	-	-	-	21	-	21
Value of warrants granted to employees	-	-	-	-	1	-	1
Value of warrants granted to directors and consultants	-	-	-	-	13	-	13
Net loss	-	-	-	-	-	(403)	(403)
Balances, December 31, 2002	43	* -	3,553	35	1,042	(615)	462

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity

Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares in connection with executive employment	-	-	50	1	49	-	50
Issuance of share on warrants exercise	-	-	165	2	31	-	33
Issuance of dividend shares to record holders as of December 31, 2002	4	* -	-	-	* -	-	-
Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -	-	-	105	-	105
for reduction of accounts payable	5	* -	-	-	45	-	45
Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -	-	-	10	-	10
Payment of account payable through issuance of shares and warrants	* -	* -	-	-	1	-	1
Conversion of preferred shares to common shares in reincorporation merger	(63)	*(-)	763	7	(7)	-	-
Issuance of shares in a private offering which closed in July 2003 ($3 per share)
for cash consideration	-	-	33	* -	99	-	99
for reduction of accounts payable	-	-	3	* -	9	-	9
Issuance of shares upon exercise of warrants:
for cash consideration	-	-	25	* -	25	-	25
for reduction of accounts payable	-	-	124	1	142	-	143
Issuance of shares upon exercise of warrants for cash consideration	-	-	63	1	82	-	83
Payment of account payable through issuance of shares	-	-	80	1	139	-	140
Costs associated with the issuance of shares	-	-	-	-	(58)	-	(58)
Value of warrants granted to employees	-	-	-	-	47	-	47
Deferred financing costs on debt conversions / modifications	-	-	-	-	(10)	-	(10)
Net loss	-	-	-	-	-	(873)	(873)
Balances as at December 31, 2003	-	-	4,859	48	1,751	(1,488)	311

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)
Common Stock		Additional paid-in	Deficit Accumulated in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercise	123	1	183	-	184
Issuance of shares and warrants in a private offering	251	3	1,002	-	1,005
Payment of officer salaries through issuance of shares and warrants	46	1	184	-	185
Payment of accounts payable to officers and consultants upon exercise of warrants	80	1	99	-	100
Payment of director honorariums through issuance of shares and warrants	11	* -	45	-	45
Payment of account payable through issuance of shares and warrants	13	* -	50	-	50
Payment of bridge loan through issuance of shares and warrants	125	1	499	-	500
Payment of bridge loan interest and commitment fee through issuance of shares and warrants	8	* -	30	-	30
Payment of bridge loan finders fee through issuance of shares and warrants	2	* -	7	-	7
Payment of service bonus through issuance of shares and warrants	20	* -	20	-	20
Costs associated with the issuance of shares	-	-	(59)	-	(59)
Value of warrants granted to employees	-	-	41	-	41
Deferred financing costs on debt conversions / modifications	-	-	30	-	30

Net loss	-	-	-	(1,737)	(1,737)
Balances, December 31, 2004	5,538	55	3,882	(3,225)	712

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)
Common Stock		Additional paid-in	Deficit Accumulated in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercised:
For cash	493	5	872	-	877
For payment of deferred officer salaries	17	* -	21	-	21
For exchange of shares of common stock	120	1	(1)	-	-
Issuance of shares and warrants in a private offering that closed in March 2005:
For cash	519	5	2,070	-	2,075
For payment of deferred officer salaries	10	* -	40	-	40
For payment of accounts payable	6	* -	25	-	25
Issuance of shares and warrants in a private offering that closed in June 2005:
For cash	259	3	1,292	-	1,295
For payment of directors honoraria	14	* -	70	-	70
For payment of accounts payable	3	* -	15	-	15
Issuance of shares in a private offering that closed in October 2005:
For cash	584	6	2,914	-	2,920
For payment of deferred officer salaries	40	* -	200	-	200
For payment of accounts payable	22	* -	110	-	110
Issuance of shares in a private offering that closed in December 2005	80	1	439	-	440
Shares to be issued for services provided by director	-	-	42	-	42
Value of warrants and options granted to employees	-	-	216	-	216
Value of warrants granted to directors and consultants	-	-	16	-	16
Deferred financing costs on debt conversions / modifications	-	-	44	-	44
Costs associated with the issuance of shares	-	-	(275)	-	(275)
Net loss	-	-	-	(1,605)	(1,605)
Balances, December 31, 2005	7,705	76	11,992	(4,830)	7,238

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)
Common Stock		Additional paid-in	Deficit Accumulated in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercised:
For cash	253	3	1,151	-	1,154
For debt	60	1	276	-	277
Issuance of shares and warrants in private offering closings in First Quarter 2006:
For cash	66	1	362	-	363
For payment of accounts payable	3	* -	14	-	14
Shares issued for services provided by officer	200	2	248	-	250
Issuance of shares and warrants in a private offering that closed in September 2006:
For cash	23	* -	126	-	126
Value of options granted to employees	-	-	162	-	162
Value of warrants granted to underwriter	-	-	20	-	20
Value of shares gifted to directors, employees and service providers	-	-	147	-	147
Costs associated with the issuance of shares	-	-	(681)	-	(681)
Funds received from public offering for subscription shares:
For cash	410	4	2,867	-	2,871
For debt	27	* -	188	-	188
Net loss	-	-	-	(2,510)	(2,510)
Balances December 31, 2006	8,747	87	16,872	(7,340)	9,619

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)
Common Stock		Additional paid-in	Deficit Accumulated in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from public offering for subscription shares:
For cash	1,336	14	9,338	-	9,352
For debt	33	* -	235	-	235
Compensation in respect of shares previously issued for services provided by officer	-	-	125	-	125
Value of options granted to employees	-	-	(48)	-	(48)
Value of warrants granted to underwriter	-	-	79	-	79
Costs associated with the issuance of shares	-	-	(1,025)	-	(1,025)
Net loss	-	-	-	(10,022)	(10,022)
Balances June 30, 2007	10,116	101	25,576	(17,362)	8,315

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (Unaudited)
Six month period ended June 30		Period from April 6, 2000 (inception) June 30
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(10,022)	(957)	(17,362)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	8	7	29
Officer, director and other fees, paid via common stock	156	251	2,237
Interest paid through issuance of common stock	-	-	18
Write-off of costs associated with public offering	-	-	507
Impairment of unproved oil and gas properties	8,586	-	8,586
Change in assets and liabilities, net:
Increase in inventories	(195)	-	(345)
Prepaid expenses and other	(106)	5	(127)
Increase in deferred offering costs	-	(199)	-
Refundable value-added tax	(85)	23	(95)
Severance pay, net	102	4	153
Accounts payable	(145)	(382)	93
Accrued liabilities	(101)	(93)	899
Increase in deferred officers' compensation	(389)	415	664

Net cash used in operating activities	(2,191)	(926)	(4,743)

Cash flows from investing activities
Acquisition of property and equipment	(13)	(10)	(79)
Investment in oil and gas properties	(1,996)	(478)	(10,492)
Net cash used in investing activities	(2,009)	(488)	(10,571)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	17	89
Loan proceeds - related party	-	-	259
Loan principal repayments - related party	(107)	(3)	(259)
Loan proceeds - other	-	-	500
Proceeds from sale of stock	9,352	527	24,482
Financing costs of issuing stock	(1,025)	(60)	(2,367)
Net cash provided by financing activities	8,220	543	22,704

Net increase (decrease) in cash	4,020	(871)	7,390
Cash - beginning of period	3,370	1,141	-
Cash - end of period	7,390	270	7,390

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (Unaudited) (cont'd)
Six month period ended June 30		Period from April 6, 2000 (inception) June 30
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Supplemental information
Cash paid for interest	1	10	58
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:
Payment of accounts payable and accrued liabilities through issuance of preferred and common stock	235	14	1,185
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	188
Shares issued for services provided by officer	125	125	417
Value of warrants and options granted to employees	(48)	126	457
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	79	-	99
Value of shares gifted to directors, employees and service providers	-	-	147
Deferred financing costs	-	17	85

The accompanying notes are an integral part of the unaudited interim financial statements.

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation ("Zion Florida") was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (the "Company"), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering. Upon the reincorporation, all the outstanding shares of common stock in Zion Florida were converted into common stock, par value $0.01 (the "Common Stock") of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into Common Stock of the Company at the ratio of 12 shares of Common Stock for each share of preferred stock. All of the outstanding warrants and options of Zion Florida were converted into equivalent warrants and options of the Company.

The Company has been engaged in oil and natural gas exploration on 219,000 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by the Company pursuant to the Israeli Petroleum Law. The Company currently holds one petroleum exploration license (the "Asher-Menashe License") covering an area of approximately 78,800 acres which is located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven year as provided by the Israeli Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.

On June 26, 2007, the Company submitted to the Israeli Petroleum Commissioner an application for the issuance of a petroleum exploration license, tentatively designated the "Joseph License" covering approximately 85,000 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The area covered by the Company's Joseph License application covers approximately 85% of the area subject to the 98,100 acre Ma'anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Israeli Petroleum Law following an analysis of the results of testing of the Ma'anit #1 well workover. The areas covered by the Joseph License application include the Ma'anit structure on which the Company drilled the Ma'anit #1 well and the Joseph prospect developed by the Company under the Ma'anit-Joseph License and our previously held Joseph permit, both of which had previously been subject of the Company's Ma'anit-Joseph License.

Based on the Company's conversations with the Petroleum Commissioner concerning its Joseph License application, the Company reasonably expects that the application will be brought to the Petroleum Commission for action in October 2007.

In 2005, in accordance with terms of the Ma'anit-Joseph License, the Company drilled the Ma'anit #1 well on the Ma'anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested and the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007. See Note 2.B.

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

A. Nature of Operations (cont'd)

Operations in Israel are conducted through a branch office. The Asher-Menashe License and the application for the Joseph License are held directly in the name of the Company. At present it is expected that, other than investment income, any and all future income will be derived from Israeli operations.

B. Management Presentation and Liquidity

On January 25, 2006 the Company filed a registration statement for a public offering on a "best efforts" basis (the "Public Offering") of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450 thousand (350,000 shares) and a maximum of $14,000 thousand (2,000,000 shares). The registration statement was declared effective by the Securities and Exchange Commission on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Public Offering in which it accepted subscriptions in the amount of $3,058 thousand in consideration of the issuance of 436,907 shares of common stock. Between January 1 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,586 thousand bringing the total amount raised in the Public Offering through its termination following the May 25, 2007 closing to $12,645 thousand.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. See Note 2.B for a discussion of the Company's recording an impairment of unproved oil and gas properties following the cessation of operations on the Ma'anit #1 well and the formal relinquishment of the Ma'anit-Joseph License in June 2007.

Note 2 - Summary of Significant Accounting Policies

A. Basis of Presentation

The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. The uncertainty of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies (cont'd)

A. Basis of Presentation (cont'd)

The accompanying unaudited interim financial statements were prepared in accordance with generally accepted accounting principles for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

B. Oil and Gas Properties and Impairment

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

Abandonment of properties is accounted for as adjustments to capitalized costs. The net capitalized costs are subject to a "ceiling test" which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

Note 2 - Summary of Significant Accounting Policies (cont'd)

B. Oil and Gas Properties and Impairment (cont'd)

In June 2007, following the analysis of the results of the testing of the Company's Ma'anit #1 well workover, evaluation of the mechanical condition of the well and the desire to optimize drilling operations on the Company's planned Ma'anit-Rehoboth #2, the Company decided to cease operations on the Ma'anit #1 well and, as required by the Israeli Petroleum Law, formally relinquish the Ma'anit-Joseph License. It is the current intent of the Company to use the Ma'anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the planned Ma'anit Rehoboth #2 well. Plans are that this well will be directionally drilled from that point to penetrate the middle and the lower Triassic, which is still considered highly prospective by the Company. In addition, the Company intends to drill down to the Permian section of the upper Paleozoic formation.

Immediately after the relinquishment of the Ma'anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, tentatively denominated the Joseph License covering approximately 85,000 acres of the original Ma'anit-Joseph License including the Ma'anit structure on which the Ma'anit #1 well was drilled. As a result of the unsuccessful Ma'anit #1 well and formal relinquishment of the Ma'anit-Joseph License, the Company recorded an impairment of $8,586 thousand to its unproved oil and gas properties.

The Company's ability to maintain present operations are dependent on: (1) One petroleum exploration license on which the Company has developed three leads which the Company is in the process of attempting to further develop into drillable prospects; and (2) One application for a petroleum exploration license submitted upon surrender of a license previously held by the Company and on which the Company drilled one unsuccessful well and is planning the drilling of a second well. The application identifies a drilling prospect and proposes a work program leading up to and including the drilling of an exploratory test well. The application is under consideration of the Petroleum Commissioner in Israel in accordance with provisions of the Petroleum Law. The Company has no economically recoverable reserves and limited amortization base. Following the impairment recorded after the formal surrender of the Ma'anit-Joseph License, the Company's unproved oil and gas properties consist of capitalized exploration costs of $1,906 thousand.

Unproved oil and gas properties, comprised as follows:
Six month Period ended June 30 2007	Year ended December 31 2006
US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	1,149	6,801
Capitalized salary costs	59	683
Legal costs and license fees	595	732
Other costs	73	280
	1,906	8,496

Note 2 - Summary of Significant Accounting Policies (cont'd)

B. Oil and Gas Properties and Impairment (cont'd)

Impairment of unproved oil and gas properties comprised as follows:
Six month Period ended June 30 2007	Year ended December 31 2006
US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	7,163	-
Capitalized salary costs	677	-
Legal costs and license fees	400	-
Other costs	346	-
	8,586	-

C. Adoption of Recently Issued Accounting Standards

1. FIN 48 - Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). Any adjustments required upon the adoption of this interpretation must be recorded directly to retained earnings in the year of adoption and reported as a change in accounting principle.

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

D. Recent Accounting Pronouncements

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

Note 2 - Summary of Significant Accounting Policies (cont'd)

D. Recent Accounting Pronouncements (cont'd)

1. SFAS 157 - Fair Value Measurements (SFAS 157) (cont'd)

The Company does not expect the adoption of SFAS 157to have a material effect on it's balance sheet or statement of operations.

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

Note 3 - Stockholders' Equity

A. Authorized, issued and outstanding shares
Authorized
June 30 2007	December 31 2006
Number of shares in thousands

USD 0.01 par value per ordinary share	20,000	20,000

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

Note 3 - Stockholders' Equity (cont'd)

B. Private Placement Offerings (cont'd)

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

During December 2005, the Company raised $440 thousand from the sale of 80,000 shares of common stock and warrants to purchase 12,500 shares of common stock at $5.50 per share at any time from July 1, 2007 through December 31, 2008 such warrants being designated as "G" warrants.

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

C. Initial Public Offering

On December 29, 2006, the Company completed its first closing of the Public Offering in which it accepted subscriptions in the amount of $3,058 thousand in consideration of the planned issuance of 436,907 shares of common stock. Between January 1 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587 thousand bringing the total amount raised in the Public Offering through May 25, 2007 to $12,645 thousand. The offering terminated on May 25, 2007.

D. 2005 Stock Option Plan

During 2005, a stock option plan (the "Plan") was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan is administered by the Board of Directors or one or more committees appointed by the board (the "Administrator").

The Plan contemplates the issuance of stock options by the Company and is available to residents of the United States, the State of Israel and other jurisdictions as determined by the Administrator. Awards of stock options under the Plan are made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which are determined on behalf of the Company by the Administrator. The Plan will remain in effect for a term of ten years unless terminated or extended according to its provisions.

Note 3 - Stockholders' Equity (cont'd)

D. 2005 Stock Option Plan (cont'd)

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows: (a) with two directors each for the purchase of 25,000 shares of common stock at $5.00 per share (50,000 shares in the aggregate) through December 31, 2008 at a value of $59 thousand in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options may not be exercised prior to July 1, 2007, subject to deferral by the Company for a period of up to six months); (b) with one employee (who resigned effective June 1, 2007) for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 (of these, options to purchase 26,667 shares of common stock vested on January 1, 2007, at a value of $65 thousand charged to the Company according to the vesting period, with an adjustment recorded at the termination date of June 1, 2007; the remaining non-vested options to purchase 53,333 shares of common stock were cancelled upon the resignation of the officer in accordance with the terms of the award agreement; the vested options may not be exercised prior to July 1, 2007,); and (c) with one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the date, on October 1, 2006, on October 1, 2007 and of October 1, 2008 at a value of $97 thousand that will be charged according to the vesting period, and the options may not be exercised prior to July 1, 2007). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the grant date and (c) the value of the options were initially accounted for during December 2005. Compensation expense is being recorded commencing December 2005 based on the fair value of the options at that time.

E. Fair Value of Warrants and Options

The Company has reserved 277,913 shares of common stock as of June 30, 2007 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti dilutive at June 30, 2007. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:
Exercise price	Number of shares	Expiration date

To non-employees
	5.00	10,000	December 31, 2008
	8.75	46,621	September 26, 2009
To employees and directors
	5.00	135,000	December 31, 2008
	5.00	66,667	December 31, 2010
To investors
	5.50	19,625	December 31, 2008
	5.66*	277,913
*Weighted Average

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options (cont'd)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:
Number of shares	Weighted Average exercise price
US$

Granted from April 6, 2000 (inception) to December 31, 2005 to:
Employees, officers and directors	1,580,936	1.38
Private placement investors and others	1,098,367	2.82
Expired/canceled	(340,333)	1.05
Exercised	(1,670,770)	1.03
Outstanding, December 31, 2005	668,200	4.78
Granted to:
Employees, officers and directors as part compensation	181,590	5.24
Private placement investors	7,125	5.50
Expired/Canceled	(247,393)	4.92
Exercised	(313,307)	4.57
Outstanding, December 31, 2006	296,215	5.18
Granted to:
Employees, non-employees, officers and directors as part
Compensation	35,031	8.75
Private placement investors and others	-	-
Expired/Cancelled	(53,333)	5.00
Exercised	-	-
Outstanding, June 30, 2007	277,913	5.66
Exercisable, June 30, 2007	-

The following table summarizes information about stock warrants and options outstanding as of June 30, 2007:

Shares underlying outstanding warrants and options (nonvested)				Shares underlying outstanding warrants and options (all fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average exercise price
US$			US$	US$			US$

-	-	-	-	5.00	191,667	0.65	5.00
5.00	20,000	3.51	5.00	5.50	19,625	1.51	5.50
-	-	-	-	8.75	46,621	2.24	8.75

5.00	20,000		5.00	5.00-8.75	257,913		5.72

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options (cont'd)

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the six months ended June 30, 2007 and 2006, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
2007	2006	Period from April 6, 2000 (inception) to June 30 2007
US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	5.50	3.00 - 5.50
Dividend yields	-	-	-
Expected volatility	-	40%	28.2% - 40%
Risk-free interest rates	-	5.15%	2.1% - 5.15%

Expected lives	-	4.49 years	1.74 - 5 years

Average grant date fair market value	-	2.43	0.76-2.43

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six months ended June 30, 2007 and 2006, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
2007	2006	Period from April 6, 2000 (inception) to June 30 2007
US$	US$	US$

Weighted-average fair value of underlying stock at grant date	8.75	-	1.00 - 8.75
Dividend yields	-	-	-
Expected volatility	40%	-	32.2% - 99.8%
Risk-free interest rates	5.50%	-	2.8% - 5.50%

Contractual lives	2.34 - 2.67 years	-	0.56 - 3.17 years

Average grant date fair market value	1.35-2.74	-	0.68-2.74

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options (cont'd)

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the first six months of 2007 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company's stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

F. Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three and six month periods ended June 30, 2007 and 2006 and from April 6, 2000 (inception) to June 30, 2007 amounted to $(66) thousand, $45 thousand, $(48) thousand, $92 thousand and $457 thousand, respectively.

As of June 30, 2007, there was $14 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

US$ thousands

July 1 - December 31, 2007	7

For the year ended December 31, 2008	7
14

G. Warrant Descriptions

Through the balance sheet date the Company issued nine different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:
Period of Grant	US$	Expiration Date

A Warrants	January 2001 - December 2001	1.00	January 31, 2005
B Warrants	November 2001 - February 2003	1.50	January 31, 2005
C Warrants	July 2003 - March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 - August 2004	3.00	December 31, 2006
D Warrants	September 2004 - April 2005	4.00	December 31, 2006
E Warrants	September 2004 - June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	December 31, 2008
G Warrants	December 2005 - January 2006	5.50	December 31, 2008
H Warrants	December 2006 - May 2007	8.75	December 29, 2009

Note 3 - Stockholders' Equity (cont'd)

G. Warrant Descriptions (cont'd)

Other than price and date details, all of the warrants were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants may not be exercised before November 25, 2007, being six months following the final closing date of the Public Offering.

H. Gift Shares

As part of the Public Offering 150,000 shares of common stock held by four executive officers were registered and given by the officers to individuals and entities. 21,000 of the gift shares were given to directors, employees and service providers. The related cost of $147 thousand was charged to the statement of operations and credited as additional paid in capital during 2006.

Note 4 - Related Party Transactions

In respect of the amount of $664 thousand included as deferred officers' compensation as at June 30, 2007, such officers have committed to defer payments of these sums until at least July 1, 2008, subject to partial earlier payment in certain circumstances.

A. Cimarron Resources, Inc.

Under the loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the former Chief Executive Officer of the Company, Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrued interest at Bank One's Prime Rate (8.25% at December 31, 2006) plus 2.5%. The terms of Cimarron's loan facility to Zion provided for a 100 month term loan repayable monthly commencing December 1, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5,000 increments on 30 days notice which call option was subsequently deferred until July 31, 2007. During the month of January 2007 the loan was repaid in full.

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

B. Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the "Petroleum Law"), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At June 30, 2007, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

C. Long-term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees.

D. Charitable Foundations

The Company has initiated the establishment of charitable foundations in Israel and in the United States for the purpose of supporting charitable projects and other charities in Israel, United States and internationally. A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).

E. Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma'anit#1 were held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands authority. Permission necessary to reenter and use the drill site to conduct petroleum operations was granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the authority must grant under the Petroleum Law. The Company received notification that on April 12, 2007, the Authority granted the required permission, subject to paying a surface use fee and signing a permission agreement. The use fee was paid, but the agreement was not finalized prior to the relinquishment of the

Note 5 - Commitments and Contingencies (cont'd)

E. Surface Rights of Drilling Operations (cont'd)

Ma'anit-Joseph License (See Note 1.A above). If the Company's Joseph License application is granted, the Company will reapply for the grant of the Israel Lands Authority's permission to use the drill site.

F. Payments to executives and deferral of compensation

Under existing compensation agreements the Company is committed to pay certain executive officers and other employees an aggregate amount of $1,102 thousand on an annual basis. All of these officers and employees have agreed to defer a portion of their pay through July 1, 2008. During the six month period ended June 30, 2007, amounts previously deferred and totaling $408 thousand were paid to executives and employees.

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

In addition, pursuant to the Underwriting Agreement, the Underwriter is to receive warrants ("H" warrants) to purchase a number of shares of the Company's common stock in an amount equal to 3% of the number of shares of common stock sold in the Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price). The H warrants are exercisable beginning six months after the final closing of the Public Offering and expire on September 26, 2009. Pursuant to this undertaking during the first two quarters of 2007, the Company issued 35,031 H Warrants at a price of $8.75 to purchase shares of the Company's common stock.

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

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3 thousand. The Company subsequently extended the rental agreement through January 31, 2008. The monthly rental costs during this extended period continues at $3 thousand.

Note 5 - Commitments and Contingencies (cont'd)

H. Lease Commitments (cont'd)

The future minimum lease payments are as follows:

US$ thousands

July 1 - December 31, 2007	42
For the year ended December 31, 2008	43
85

Note 6 - Subsequent Events

On June 20, 2007, the Board of Directors of Zion Oil & Gas, Inc. ("Zion" or the "Company") appointed Martin M. Van Brauman as Chief Financial Officer and Senior Vice President. Mr. Van Brauman's election became effective July 1, 2007. Pending the completion of the agreements surrounding his employment, in June 2007 Mr. Van Brauman was elected interim Chief Financial Officer of the Company following the resignation on June 1, 2007 of Mr. David Patir, the Company's former Chief Financial Officer.

In connection with his appointment as Chief Financial Officer and Senior Vice President, on July 2, 2007 the Company and Mr. Van Brauman entered into an employment agreement pursuant to which Mr. Van Brauman is paid an annual salary of $175,000, payable monthly. The employment agreement has an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 90 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Mr. Van Brauman has agreed to defer payment of the salary payable under the agreement for the first six months of the initial term. The employment agreement provides that the salary being deferred is to be paid on July 1, 2008, provided that, at all times thereafter payment of the regular salary and the amount deferred shall be paid based upon the percentage of salary and deferred salary being paid by the Company to all of its other executive officers other than in the event of termination of the agreement. Mr. Van Brauman was awarded options to purchase 50,000 shares of the Company's common stock under the Company's 2005 Stock Option plan, of which options for 20,000 shares are to vest at the end of the initial term and options for 15,000 shares at the end of each 12 month period thereafter. The options have a per share exercise price of $5.60 at a value of $126 thousand_that will be charged according to the vesting periods. In addition, upon entering into the agreement and thereafter on each renewal date (if any), Mr. Van Brauman shall be granted restricted shares of Common Stock of the Company in an amount equal to $25,000 divided by closing price of the stock on the trading day preceding the date of grant (4,463 shares in connection with the initial grant upon the entry into the agreement).

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

Overview

We have been engaged in oil and natural gas exploration on 219,000 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Israeli Petroleum Law. We currently hold one Petroleum Exploration License (the "Asher-Menashe License") covering an area of approximately 78,800 acres which is located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The Asher-Menashe License was issued following our successful completion of the work program under the 121,000 acre Asher Permit, originally granted to us effective August 1, 2005, in the course of which we developed three leads.

On June 26, 2007, we submitted to the Israeli Petroleum Commissioner an application for the issuance of a petroleum exploration license, tentatively designated the "Joseph License" covering approximately 85,000 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The area subject of our Joseph License application covers about 85% of the area covered by the 98,100 acre Ma'anit-Joseph License which had been held by us until relinquished on June 22, 2007 in accordance with the provisions of the Israeli Petroleum Law following an analysis of the results of testing of the Ma'anit #1 well workover. The areas subject of the Joseph License application include the Ma'anit structure on which we drilled the Ma'anit #1 well and the Joseph prospect developed by us under the Ma'anit-Joseph License and our previously held Joseph Permit, both of which had previously been subject of our Ma'anit-Joseph License. Based on our conversations with the Petroleum Commissioner concerning our Joseph License application, we reasonably expect that the application will be brought to the Petroleum Commission for action in October 2007.

In 2005, in accordance with terms of the Ma'anit-Joseph License, we drilled the Ma'anit #1 well on the Ma'anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented us from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested and the well was abandoned in June 2007, following unsuccessful remedial workover operations conducted between April and June 2007.

During the seven years and three months between our formation and June 30, 2007, we have received net proceeds from the issuance of our equity securities of $23,773 thousand and have invested in unproved oil and gas properties $10,492 thousand in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, or which $8,586 thousand was written off during the six months ended June 30, 2007. As of June 30, 2007, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation.)

On January 25, 2006, we filed a Registration Statement with the SEC in connection with a public offering of 2,000,000 shares of our common stock at $7 a share with a minimum closing requirement of $2,450 thousand (350,000 shares) (the "Public Offering"). Also registered in the offering were 521,200 shares underlying those of our outstanding warrants which had a final exercise date of December 31, 2006, and a total exercise price of $2,511 thousand. Our Registration Statement was declared effective by the SEC on September 26, 2006. On May 25, 2007, the offering was terminated following the completion of eight (8) closings in which we gave instructions to our transfer agent to issue a total 1,806,335 shares of common stock in consideration of $12,645 thousand. On June 22, 2007, we filed a Post-Effective Amendment to our Registration Statement removing from registration 193,665 shares of common stock that were not sold in the offering and 247,393 shares of common stock underlying warrants that were not exercised and that expired on December 31, 2006.

Commencing January 3, 2007, our common stock has been listed and traded on the American Stock Exchange.

Going Concern Basis

Our unaudited interim financial statements for the period ended June 30, 2007 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since Zion is in the development stage, we have limited capital resources, no revenue, and a loss from operations. Our ability to continue as a going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

Over the coming periods through June 30, 2008, we intend to pursue the following plan of operations:

1. Conduct geological and geophysical activities, including:

(a) acquisition and processing of approximately 40 kilometers of new seismic lines on the Asher-Menashe License area at an estimated cost of $500 thousand, with the intent of upgrading two of the three leads on that License into firm prospects;

(b) completion of a country-wide study of the basement at a cost of $25 thousand,

(c) reprocessing of approximately 70 kilometers of existing seismic data at a cost of $11 thousand, and

(d) the selection of a drilling location on the Asher-Menashe License.

2. On the assumption that our Joseph License application will be granted, continue preparations for the drilling of an appraisal well (tentatively denominated the "Ma'anit-Rehoboth well") on the Ma'anit prospect to confirm the zones in the Triassic which we have drilled in the Ma'anit #1 and, if possible, explore zones in the Permian. The majority of long lead time items have been ordered for an estimated cost of $1,450 thousand.

The estimated dry hole cost of the planned Ma'anit-Rehoboth well if drilled to the Triassic is $5,800 thousand, and $7,800 thousand if drilled to the Permian. The completed hole costs of the well if drilled to the Triassic is currently estimated as $6,500 thousand, and $9,800 thousand if drilled to the Permian.

Should the Joseph License application not be granted , following the selection of a drilling location on the Asher-Menashe License (as noted at 1(d) above), we will commence preparations for drilling a well on that the location to explore zones in both the Triassic and the Permian (the "Asher-Menashe Test"). The estimated dry hole cost of that well would be $7,800 thousand if drilled to the Triassic and $9,800 thousand if drilled to the Permian. The completed hole costs of such well are currently estimated to be $8,500 thousand if drilled to the Triassic and $11,800 thousand if drilled to the Permian. If the Asher-Menashe Test will be the next well drilled by us, the long lead time items that have been ordered for an estimated cost of $1,450 thousand for the Ma'anit-Rehoboth well would be used for the Asher-Menashe Test.

Because of questions concerning the timing of the availability of the drilling rig used to drill the Ma'anit #1 well and its ability to drill to a Permian target, we are investigating the possibility of bringing a rig capable of meeting our drilling requirements to Israel. In order to justify the costs of importing such a rig, we are considering jointly with other on-shore operators in Israel the possibility of developing a multi-well drilling program in the context of which we might commit to the drilling of at least one and possibly more wells in addition to the Ma'anit-Rehoboth well and/or the Asher-Menashe Test.

To enable us to drill the Ma'anit-Rehoboth and/or the Asher-Menashe Test well to the Permian and commit to drill at least one additional well in a multi-well drilling program being developed both in context of our plans to explore our Asher-Menashe License and on the acreage subject of our Joseph License application, if granted, and in the context of bringing an appropriate drilling rig into Israel, we have commenced discussions with potential underwriters for one or more additional equity offerings, private and public, of our securities to go forward in the coming periods.

We might also enter into negotiations to sell a portion of the Joseph Project (and our petroleum rights and prospect data) in order to spread our risk, conserve our capital and raise additional funds necessary to drill the planned Ma'anit-Rehoboth well and/or the Asher-Menashe Test and additional wells on the Asher-Menashe License and the Joseph License (if our application is granted) and to obtain co-venturers with technical and financial capability to supplement our efforts. There is no assurance that we will be able to attract additional investments in our company or any parties to join our drilling operations to enable the completion of our plan of operation. We cannot predict the terms and conditions upon which any new equity offering will be issued or any a joint venture agreement might be reached.

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $7,161 thousand at June 30, 2007 and $2,182 thousand at December 31, 2006. The increase in working capital is due to the successful completion of seven (7) closings of the Public Offering after December 31, 2006.

Net cash provided by financing activities was $2,410 thousand and $8,220 thousand for the three and six month periods ended June 30, 2007 and $167 thousand and $543 thousand for the three and six month periods ended June 30, 2006, respectively, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $1,667 thousand and $2,009 thousand for the three and six months ended June 30, 2007 and $240 thousand and $488 thousand for the three and six month periods ended June 30, 2006 respectively, virtually all of which was used for exploration costs on the license.

On June 30, 2007, we had cash and cash equivalents in the amount of $7,390 thousand.

As discussed above, on May 25, 2007, we terminated the Public Offering in which we closed the sale of equity securities in the amount of $12,645 thousand. On August 10, 2007, we had cash and cash equivalents in the amount of $6,556 thousand.

We believe that the funds currently available will enable us to meet our needs in carrying out our Plan of Operations described above through to June 30, 2008.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company. Drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Completion activities on the Ma'anit #1 well recommenced in April 2007 and ceased on June 21, 2007, with the abandonment of the Ma'anit #1 well and the relinquishment of the Ma'anit-Joseph License. Due to the mechanical condition of the wellbore of the Ma'anit #1 well, it was determined that it was not commercially feasible to attempt recovery of hydrocarbons below the zone that was tested at 3525-3530 meters, though it is believed that the upper portion of the wellbore could continue to be used for the planned Ma'anit-Rehoboth #2 well. The lower zones were inaccessible and therefore, had no commercial value in the Ma'anit #1 wellbore. As a result of these actions, under generally accepted accounting principles applicable to us, we recorded an impairment charge of $8,586 thousand to our unproved oil and gas properties. Almost all of our other net losses for the six months ended June 30, 2007, are attributable to general and administrative expenses. Such expenses totaled $1,517 thousand, consisting of $593 thousand for legal and professional costs, $410 thousand for salaries, of which $56 thousand is deferred compensation of our directors, officers and key employees, and other costs in the amount of $514 thousand.

Off-Balance Sheet Arrangements

None.

Forward-Looking Statements

The preceding discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may materially differ from actual results.

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
new prospects and drilling locations;
future capital expenditures;
sufficiency of working capital;
plans regarding and ability to raise additional capital;
drilling plans;
availability and costs of drilling rigs;
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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2007, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

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

We believe that the material weaknesses related to the issues described above have been remedied as a result of procedures implemented following the period that ended on June 30, 2006, including: (i) direct participation of our chief financial officer and, with her appointment on July 1, 2007, our new chief accounting officer, in the preparation of work papers for our annual audit; and (ii) initiation by our chief financial officer of new policies and procedures governing the financial close and reporting process.

During the last quarter of 2006, we also commenced procedures in the planning and scoping, documenting and gap analysis to aim at effectively assimilating the provisions of section 404 of the Sarbanes-Oxley Act, allowing the Company to comply with the provisions of the law in the long term and enhance controls and procedures. In documenting and gap analysis, we are being assisted by KPMG.

Other than the changes reported above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting for the period ended June 30, 2007.

PART II--OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the six months ended June 30, 2007, we issued to Network 1 Financial Securities, Inc. ("Underwriter"), the underwriter of the Public Offering, warrants to purchase 35,031 shares of our common stock at a price of $8.75 per share ("Underwriter's Warrants"). The Underwriter's Warrants were issued pursuant to the underwriting agreement entered into between us and the Underwriter in connection with the Public Offering (the "Underwriting Agreement"). The Underwriter's Warrants are exercisable for a period beginning November 25, 2007 and expire on September 26, 2009.

Sales and Other Disposition of Registered Securities - Use of Proceeds

The Public Offering was underwritten on a "best efforts minimum/maximum" basis by Network 1 Financial Securities, Inc. ("Underwriter"). On December 29, 2006, following receipt and acceptance of subscriptions and payment for a number of shares in excess of the required minimum, we scheduled an initial closing of the Public Offering which took place on December 29, 2006 (the "initial closing"). Through May 25, 2007, we completed a total of eight (8) closings of the Public Offering, including the initial closing. In those closings, we issued instructions to our transfer agent to issue a total of 1,806,335 shares of common stock in consideration of a total of $12,645 thousand, of which $12,221 thousand was cash and $424 thousand was debt conversion.

From the effective date of the Registration Statement and through June 30, 2007, we incurred for our account in connection with the issuance and distribution of shares of our common stock in the Public Offering expenses as follows:

In US$ 000
Underwriting Commissions	$ 653
Expenses Paid to Underwriter	326
Other expenses as follows:
Accounting Fees and Expenses	111
Legal Fees and Expenses	167
Printing Fees and Advertising	207
Listing Fees (including SEC filing fees)	82
Transfer and Escrow Agent Fees	40
Other Expenses	115
TOTAL EXPENSES	$1,701

Except for a $100 thousand bonus awarded to an executive officer and director of the Company for services rendered as outside General Counsel in connection with the Initial Public Offering prior to his joining the Company as an employee (which bonus is reflected as part of "Legal Fees and Expenses"), none of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the Public Offering through June 30, 2007 after deduction of the total expenses set forth above was $10,943 thousand (the "net public offering proceeds").

Through June 30, 2007, we used the net public offering proceeds as follows:

		In US$ 000
a.	Completion of Ma'anit #1 well	1,242	(1)
b.	Preparation for drilling of Ma'anit-Rehoboth well	703
b.	Exploration Costs	240
c.	Compensation to officers and directors	1,099	(2)
d.	Repayment of indebtness	80	(3)
e.	Temporary investments	7,176	(4)
f.	Other	189	(5)

(1) The $900,000 originally (exclusive of contingencies) estimated for the Ma'anit #1 well completion costs was exceeded as a result of the loss and partial recovery of tubing and an isolation packer that were stuck in the well.

(2) Includes repayment of indebtedness, including $434 thousand previously deferred compensation paid to the company's former CEO in the amount of $352 thousand and to the company's former CFO in the amount of $82 thousand in the connection with their retirement and resignation, respectively.

(3) Does not include repayment of indebtedness to officers and directors which is included in note (2) above.

(4) U.S. money market account balance at June 30, 2007.

(5) Including a $60,000 financial advisory and investment banking fee to Underwriter pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement, and working capital.

The remaining $214 thousand of the net operating proceeds were, on June 30, 2007, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 19, 2007. The following matters were voted on: (1) election of Class II directors; and (2) appointment of auditors. The vote tally was as follows:

(1) Proposal to Elect Class II Directors to Serve until the 2010 Annual Meeting of Stockholders.
	FOR	WITHHOLD

Richard J. Rinberg	7,301,101 (97.97%)	151,030 (2.03%)
Glen H. Perry	7,305,101 (98.03%)	147,030 (1.97%)
Philip Mandelker	7,301,101 (97.97%)	151,030 (2.03%)
Kent S. Siegel	7,299,901 (97.96%)	152,230 (2.04%)

(2) Proposal to ratify the appointment of Somekh Chaikin, Certified Public Accountants (Isr.), a member of KPMG International for the year ending December 31, 2007.
FOR	AGAINST	ABSTAIN	BROKER NON VOTES
6,938,839 (93.11%)	484,610 (6.50%)	28,682 (0.38%)	0

All Proposals received the requisite number of votes and were approved.

ITEM 6. EXHIBITS

Exhibit Index :
10.1	Employment Agreement dated as of June 1, 2007, between Zion Oil & Gas, Inc. and Philip Mandelker (subject of Item 5.02(ii) of Zion's Current Report on Form 8-K, dated June 7, 2007).

10.2	Petroleum Exploration License No. 334/"Asher-Menashe" (subject of Item 1.01 of Zion's Current Report on Form 8-K, dated June 14, 2007).

10.3	Employment Agreement dated as of July 1, 2007, between Zion Oil & Gas, Inc. and Martin M. Van Brauman (subject of Item 5.02(c)(1) of Zion's Current Report on Form 8-K, dated July 3, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Martin M. Van Brauman
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Martin M. Van Brauman Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	August 20, 2007	Date:	August 20, 2007