Form 10QSB/A
period 2007-06-30
ZION OIL & GAS INC
filed 2007-08-23
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB/A

(Amendment No. 1)

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

Transitional Small Business Disclosure Format (Check one): Yes [__] No [_X_]

Explanatory Note

Zion Oil & Gas, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the three months ended June 30, 2007 to correct certain errors to the balance sheet, financial statements and the Management's Discussion and Analysis or Plan of Operations ("MD&A") resulting from the inadvertent failure to properly record on the EDGAR filing an additional $908 thousand to the impairment charge to the Company's unproved oil and gas properties that was recorded during the three months ended June 30, 2007.  This amount was inadvertently attributed to capitalized exploration costs. Following the adjustment, the aggregate impairment charge for the three months ended June 30, 2007 is $9,494 thousand, the asset value attributable to the Company's unproved oil and gas properties in the Balance Sheet is $998 thousand and the net loss for the three and six months ended June 30, 2007 is $10,263 thousand and $10,930 thousand, respectively. Accordingly, appropriate revisions have been made to the Company's Balance Sheets and to the Statement of Operations, Statement of Changes to Stockholders' Equity and Statement of Cash Flows. Appropriate revisions have also been made to Note 2B to the Notes accompanying the Financial Statements and the MD&A. In addition, Part I, Item 3 (Controls and Procedures) was revised to delete certain disclosures that were inadvertently included. These errors resulted when numerical and other changes to a prior draft were inadvertently omitted from the EDGAR file that was prepared for filing and actually filed. Except as revised to reflect the changes noted above, no other changes were made to the original Form 10-QSB. For the convenience of the reader, this Form 10-QSB/A sets forth the original filing in its entirety, as amended.

The Company intends to effect remedial procedures in an effort to avoid a recurrence of an error of this nature.

INDEX

PART I--FINANCIAL INFORMATION

PART II--OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	33
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34
ITEM 6.	EXHIBITS	34
	Exhibit Index	34

2

Zion Oil & Gas, Inc.
(A Development Stage Company)

Balance Sheets (unaudited) as at

June 30 2007 US$ thousands	December 31 2006 US$ thousands

Current assets
Cash and cash equivalents	7,390	3,370
Inventories	345	150
Prepaid expenses and other	112	21
Refundable Value-Added Tax	95	10
Total current assets	7,942	3,551

Unproved oil and gas properties, full cost method	998	8,496

Property and equipment
Net of accumulated depreciation of $29 thousand and $21 thousand	50	45

Other assets
Prepaid expenses	15	-
Assets held for severance benefits	17	12
Total other assets	32	12

Total assets	9,022	12,104

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	-	107
Accounts payable	117	262
Accrued liabilities	764	1,000
Total current liabilities	881	1,369

Provision for severance pay	70	63

Deferred officers' compensation	664	1,053

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized: June 30, 2007 - 10,116,430 shares, 2006 - 8,747,002 shares; shares issued and outstanding	101	87
Additional paid-in capital	25,576	16,872
Deficit accumulated in development stage	(18,270)	(7,340)
Total stockholders' equity	7,407	9,619

Total liabilities and stockholders' equity	9,022	12,104

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Operations (Unaudited)

Three-month period ended June 30		Six-month period ended June 30		Period from April 6, 2000 (inception) to June 30
2007 US$ thousands	2006 US$ thousands	2007 US$ thousands	2006 US$ thousands	2007 US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	322	131	593	273	3,463
Salaries	174	203	410	437	2,980
Other	323	124	514	225	1,697
Impairment of unproved oil and gas properties	9,494	-	9,494	-	9,494
Loss from operations	(10,313)	458	(11,011)	935	(17,634)

Other expense, net
Termination of initial public offering	-	-	-	-	(507)
Other income, net	4	-	4	-	4
Interest income (expense), net	46	(12)	77	(22)	(113)

Loss before income taxes	(10,263)	(470)	(10,930)	(957)	(18,270)
Income taxes	-	-	-	-	-

Net loss	(10,263)	(470)	(10,930)	(957)	(18,270)

Net loss per share of common stock - basic and diluted (in US$)	(1.03)	(0.06)	(1.15)	(0.12)	(3.75)

Weighted-average shares outstanding - basic and diluted (in thousands)	9,963	7,873	9,504	7,802	4,866

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont'd)
Common Stock		Additional paid-in	Deficit Accumulated in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from public offering for subscription shares:
For cash	1,336	14	9,338	-	9,352
For debt	33	* -	235	-	235
Compensation in respect of shares previously issued for services provided by officer	-	-	125	-	125
Value of options granted to employees	-	-	(48)	-	(48)
Value of warrants granted to underwriter	-	-	79	-	79
Costs associated with the issuance of shares	-	-	(1,025)	-	(1,025)
Net loss	-	-	-	(10,930)	(10,930)
Balances June 30, 2007	10,116	101	25,576	(18.270)	7,407

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (Unaudited)
Six month period ended June 30		Period from April 6, 2000 (inception) June 30
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(10,930)	(957)	(18,270)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	8	7	29
Officer, director and other fees, paid via common stock	156	251	2,237
Interest paid through issuance of common stock	-	-	18
Write-off of costs associated with public offering	-	-	507
Impairment of unproved oil and gas properties	9,494	-	9,494
Change in assets and liabilities, net:
Increase in inventories	(195)	-	(345)
Prepaid expenses and other	(106)	5	(127)
Increase in deferred offering costs	-	(199)	-
Refundable value-added tax	(85)	23	(95)
Severance pay, net	102	4	153
Accounts payable	(145)	(382)	93
Accrued liabilities	(101)	(93)	899
Increase in deferred officers' compensation	(389)	415	664

Net cash used in operating activities	(2,191)	(926)	(4,743)

Cash flows from investing activities
Acquisition of property and equipment	(13)	(10)	(79)
Investment in oil and gas properties	(1,996)	(478)	(10,492)
Net cash used in investing activities	(2,009)	(488)	(10,571)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	17	89
Loan proceeds - related party	-	-	259
Loan principal repayments - related party	(107)	(3)	(259)
Loan proceeds - other	-	-	500
Proceeds from sale of stock	9,352	527	24,482
Financing costs of issuing stock	(1,025)	(60)	(2,367)
Net cash provided by financing activities	8,220	543	22,704

Net increase (decrease) in cash	4,020	(871)	7,390
Cash - beginning of period	3,370	1,141	-
Cash - end of period	7,390	270	7,390

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (Unaudited) (cont'd)
Six month period ended June 30		Period from April 6, 2000 (inception) June 30
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Supplemental information
Cash paid for interest	1	10	58
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:
Payment of accounts payable and accrued liabilities through issuance of preferred and common stock	235	14	1,185
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	188
Shares issued for services provided by officer	125	125	417
Value of warrants and options granted to employees	(48)	126	457
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	79	-	99
Value of shares gifted to directors, employees and service providers	-	-	147
Deferred financing costs	-	17	85

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

Note 2 - Summary of Significant Accounting Policies

A. Basis of Presentation

The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern. The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Immediately after the relinquishment of the Ma'anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, tentatively denominated the Joseph License covering approximately 85,000 acres of the original Ma'anit-Joseph License including the Ma'anit structure on which the Ma'anit #1 well was drilled. As a result of the unsuccessful Ma'anit #1 well and formal relinquishment of the Ma'anit-Joseph License, the Company recorded an impairment of $9,494 thousand to its unproved oil and gas properties.

The Company's ability to maintain present operations is dependent on: (1) One petroleum exploration license on which the Company has developed three leads which the Company is in the process of attempting to further develop into drillable prospects; and (2) One application for a petroleum exploration license submitted upon surrender of a license previously held by the Company and on which the Company drilled one unsuccessful well and is planning the drilling of a second well. The application identifies a drilling prospect and proposes a work program leading up to and including the drilling of an exploratory test well. The application is under consideration of the Petroleum Commissioner in Israel in accordance with provisions of the Petroleum Law. The Company has no economically recoverable reserves and limited amortization base. Following the impairment recorded after the formal surrender of the Ma'anit-Joseph License, the Company's unproved oil and gas properties consist of capitalized exploration costs of $998 thousand.

Unproved oil and gas properties, comprised as follows:
Six month Period ended June 30 2007	Year ended December 31 2006
US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	825	6,801
Capitalized salary costs	37	683
Legal costs and license fees	122	732
Other costs	14	280
	998	8,496

Note 2 - Summary of Significant Accounting Policies (cont'd)

B. Oil and Gas Properties and Impairment (cont'd)

Impairment of unproved oil and gas properties comprised as follows:
Six month Period ended June 30 2007	Year ended December 31 2006
US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	7,959	-
Capitalized salary costs	683	-
Legal costs and license fees	509	-
Other costs	343	-
	9,494	-

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

During the seven years and three months between our formation and June 30, 2007, we have received net proceeds from the issuance of our equity securities of $23,773 thousand and have invested in unproved oil and gas properties $10,492 thousand in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, or which $9,494 thousand was written off during the six months ended June 30, 2007. As of June 30, 2007, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation.)

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $7,061 thousand at June 30, 2007 and $2,182 thousand at December 31, 2006. The increase in working capital is due to the successful completion of seven (7) closings of the Public Offering after December 31, 2006.

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

Results of Operations

We have no revenue generating operations as we are still an exploration stage company. Drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Completion activities on the Ma'anit #1 well recommenced in April 2007 and ceased on June 21, 2007, with the abandonment of the Ma'anit #1 well and the relinquishment of the Ma'anit-Joseph License. Due to the mechanical condition of the wellbore of the Ma'anit #1 well, it was determined that it was not commercially feasible to attempt recovery of hydrocarbons below the zone that was tested at 3525-3530 meters, though it is believed that the upper portion of the wellbore could continue to be used for the planned Ma'anit-Rehoboth #2 well. The lower zones were inaccessible and therefore, had no commercial value in the Ma'anit #1 wellbore. As a result of these actions, under generally accepted accounting principles applicable to us, we recorded an impairment charge of $9,494 thousand to our unproved oil and gas properties. Almost all of our other net losses for the six months ended June 30, 2007, are attributable to general and administrative expenses. Such expenses totaled $1,517 thousand, consisting of $593 thousand for legal and professional costs, $410 thousand for salaries, of which $56 thousand is deferred compensation of our directors, officers and key employees, and other costs in the amount of $514 thousand.

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
ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Martin M. Van Brauman
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Martin M. Van Brauman Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	August 23, 2007	Date:	August 23, 2007