Form 10QSB
period 2007-09-30
ZION OIL & GAS INC
filed 2007-11-19
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

The Issuer had 10,120,893 shares of common stock outstanding as of November 10, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [__] No [ X ]

INDEX

PART I--FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS - Unaudited

	Balance Sheets -September 30, 2007 and December 31, 2006	3
	Statements of Operations for the three months and nine months ended September 30, 2007 and 2006, and period from April 6, 2000 (inception) to September 30, 2007	4
	Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2007, and period from April 6, 2000 (inception) to September 30, 2007	5
	Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and period from April 6, 2000 (inception) to September 30, 2007	12
	Notes to Unaudited Interim Financial Statements	14

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	32

ITEM 3.	CONTROLS AND PROCEDURES	36

PART II--OTHER INFORMATION
ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS	37

ITEM 6.	EXHIBITS	38

	Exhibit Index	38

Zion Oil & Gas, Inc.
(A Development Stage Company)

Balance Sheets (unaudited) as at

September 30 2007	December 31 2006
US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	5,965	3,370
Inventories	149	150
Prepaid expenses and other	76	21
Refundable Value-Added Tax	69	10
Total current assets	6,259	3,551

Unproved oil and gas properties, full cost method	1,622	8,496

Property and equipment
Net of accumulated depreciation of $26 thousand and $21 thousand	64	45

Other assets
Prepaid expenses	8	-
Assets held for severance benefits	24	12
Total other assets	32	12

Total assets	7,977	12,104

Liabilities and Stockholders' Equity

Current liabilities
Notes payable to related parties	-	107
Accounts payable	59	262
Accrued liabilities	1,066	1,000

Total current liabilities	1,125	1,369

Provision for severance pay	74	63

Deferred officers' compensation	-	1,053

Stockholders' equity
Common stock, par value $.01; 20,000,000 shares authorized: September 30, 2007 - 10,120,893 shares, 2006 - 8,747,002 shares; shares issued and outstanding	101	87
Additional paid-in capital	25,695	16,872
Deficit accumulated in development stage	(19,018)	(7,340)
Total stockholders' equity	6,778	9,619

Total liabilities and stockholders' equity	7,977	12,104

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Operations (unaudited)

Three-month period ended September 30		Nine-month period ended September 30		Period from April 6, 2000 (inception) to September 30
2007	2006	2007	2006	2007
US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	290	133	883	406	3,753
Salaries	266	283	676	721	3,246
Other	255	80	769	304	1,952
Impairment of unproved oil and gas properties	-	-	9,494	-	9,494
Loss from operations	(811)	(496)	(11,822)	(1,431)	(18,445)

Other expense, net
Termination of initial public offering	-	-	-	-	(507)
Other income, net	-	-	4	-	4
Interest income (expense), net	63	(7)	140	(29)	(70)

Loss before income taxes	(748)	(503)	(11,678)	(1,460)	(19,018)
Income taxes	-	-	-	-	-

Net loss	(748)	(503)	(11,678)	(1,460)	(19,018)

Net loss per share of common stock - basic and diluted (in US$)
	(0.07)	(0.06)	(1.20)	(0.19)	(3.77)

Weighted-average shares outstanding - basic and diluted (in thousands)
	10,121	8,029	9,712	7,879	5,042

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited)

Deficit
				Additional	Accumulated
Preferred Stock		Common Stock		Paid-in	in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances April 6, 2000	-	-	-	-	-	-	-

Issued for cash ($0.001 per share)	-	-	2,400	* -	2	-	2

Issuance of shares and warrants in a private offering ($1 per share)	-	-	100	* -	100	-	100

Costs associated with the issuance of shares	-	-	-	-	(24)	-	(24)

Waived interest on conversion of debt	-	-	-	-	* -	-	* -

Value of warrants granted to employees	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(5)	(5)
Balances, December 31, 2000	-	-	2,500	* -	80	(5)	75

Issuance of shares and warrants in a private offering in January 2001 ($1 per share)	-	-	135	* -	135	-	135

Issuance of shares and warrants in a private offering which closed in September 2001 ($1 per shares)	-	-	125	* -	125	-	125

Payment of accounts payable through issuance of shares and warrants	-	-	40	* -	40	-	40

Payment of note payable through issuance of shares and warrants	-	-	25	* -	25	-	25

Issuance of shares and warrants in a private offering which closed in November 2001 ($1 per share)	-	-	175	* -	175	-	175

Costs associated with the issuance of shares	-	-	-	-	(85)	-	(85)
Waived interest on conversion of debt	-	-	-	-	1	-	1
Value of warrants granted to employees	-	-	-	-	37	-	37
Value of warrants granted to directors and consultants	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(207)	(207)
Balances, December 31, 2001	-	-	3,000	* -	536	(212)	324

*Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited)(cont'd)

Deficit
				Additional	Accumulated
Preferred Stock		Common Stock		Paid-in	in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Change in par value of common shares from $ 0.0001 per share to $0.01 per share	-	-	-	30	(30)	-	-

Issuance of shares and warrants in a private offering which closed in January 2002 ($1 per share)	-	-	20	* -	20	-	20

Issuance of shares and warrants in a private offering which closed in November 2002 ($10 per share)	25	* -	22	* -	254	-	254

Payment of accounts payable through issuance of preferred shares and warrants	13	* -	-	-	127	-	127

Payment of accounts payable through issuance of common shares and warrants	-	-	111	1	131	-	132

Payment of note payable through issuance of shares and warrants	5	* -	-	-	50	-	50

Payment of accounts payable to employee through issuance of shares upon exercise of warrants	-	-	400	4	76	-	80

Costs associated with the issuance of shares	-	-	-	-	(160)	-	(160)

Waived interest on conversion of debt	-	-	-	-	3	-	3

Deferred financing costs on debt conversions / modifications	-	-	-	-	21	-	21

Value of warrants granted to employees	-	-	-	-	1	-	1

Value of warrants granted to directors and consultants	-	-	-	-	13	-	13

Net loss	-	-	-	-	-	(403)	(403)

Balances, December 31, 2002	43	* -	3,553	35	1,042	(615)	462

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont'd)

Deficit
				Additional	Accumulated
Preferred Stock		Common Stock		Paid-in	in development
Shares	Amount	Shares	Amount	capital	stage	Total
Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares in connection with executive employment	-	-	50	1	49	-	50

Issuance of share on warrants exercise	-	-	165	2	31	-	33

Issuance of dividend shares to record holders as of December 31, 2002	4	* -	-	-	* -	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -	-	-	105	-	105
for reduction of accounts payable	5	* -	-	-	45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -	-	-	10	-	10

Payment of account payable through issuance of shares and warrants	* -	* -	-	-	1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)	*(-)	763	7	(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-	-	33	* -	99	-	99
for reduction of accounts payable	-	-	3	* -	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-	-	25	* -	25	-	25
for reduction of accounts payable	-	-	124	1	142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-	-	63	1	82	-	83

Payment of account payable through issuance of shares	-	-	80	1	139	-	140

Costs associated with the issuance of shares	-	-	-	-	(58)	-	(58)

Value of warrants granted to employees	-	-	-	-	47	-	47

Deferred financing costs on debt conversions / modifications	-	-	-	-	(10)	-	(10)

Net loss	-	-	-	-	-	(873)	(873)

Balances as at December 31, 2003	-	-	4,859	48	1,751	(1,488)	311

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont'd)

Deficit
		Additional	accumulated
Common Stock		paid-in	in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercise	123	1	183	-	184

Issuance of shares and warrants in a private offering	251	3	1,002	-	1,005

Payment of officer salaries through issuance of shares and warrants	46	1	184	-	185

Payment of accounts payable to officers and consultants upon exercise of warrants	80	1	99	-	100

Payment of director honorariums through issuance of shares and warrants	11	* -	45	-	45

Payment of account payable through issuance of shares and warrants	13	* -	50	-	50

Payment of bridge loan through issuance of shares and warrants	125	1	499	-	500

Payment of bridge loan interest and commitment fee through issuance of shares and warrants	8	* -	30	-	30

Payment of bridge loan finders fee through issuance of shares and warrants	2	* -	7	-	7

Payment of service bonus through issuance of shares and warrants	20	* -	20	-	20

Costs associated with the issuance of shares	-	-	(59)	-	(59)

Value of warrants granted to employees	-	-	41	-	41

Deferred financing costs on debt conversions / modifications	-	-	30	-	30

Net loss	-	-	-	(1,737)	(1,737)

Balances, December 31, 2004	5,538	55	3,882	(3,225)	712

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont'd)

Deficit
		Additional	accumulated
Common Stock		paid-in	in development
Shares	Amounts	capital	stage	Total
Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercised:
For cash	493	5	872	-	877
For payment of deferred officer salaries	17	* -	21	-	21
For exchange of shares of common stock	120	1	(1)	-	-

Issuance of shares and warrants in a private offering that closed in March 2005:
For cash	519	5	2,070	-	2,075
For payment of deferred officer salaries	10	* -	40	-	40
For payment of accounts payable	6	* -	25	-	25

Issuance of shares and warrants in a private offering that closed in June 2005:
For cash	259	3	1,292	-	1,295
For payment of directors honoraria	14	* -	70	-	70
For payment of accounts payable	3	* -	15	-	15

Issuance of shares in a private offering that closed in October 2005:
For cash	584	6	2,914	-	2,920
For payment of deferred officer salaries	40	* -	200	-	200
For payment of accounts payable	22	* -	110	-	110

Issuance of shares in a private offering that closed in December 2005	80	1	439	-	440

Shares to be issued for services provided by director	-	-	42	-	42

Value of warrants and options granted to employees	-	-	216	-	216

Value of warrants granted to directors and consultants	-	-	16	-	16

Deferred financing costs on debt conversions /modifications	-	-	44	-	44

Costs associated with the issuance of shares	-	-	(275)	-	(275)

Net loss	-	-	-	(1,605)	(1,605)

Balances, December 31, 2005	7,705	76	11,992	(4,830)	7,238

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont'd)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercised:
For cash	253	3	1,151	-	1,154
For debt	60	1	276	-	277

Issuance of shares and warrants in privte offering closings in first quarter 2006:
For cash	66	1	362	-	363
For payment of accounts
payable	3	* -	14	-	14

Shares issued for services provided by officer	200	2	248	-	250

Issuance of shares and warrants in a private offering that closed in September 2006 for cash	23	* -	126	-	126

Value of options granted to employees	-	-	162	-	162

Value of warrants granted to underwriter	-	-	20	-	20

Value of shares gifted to directors, employees and service providers	-	-	147	-	147

Costs associated with the issuance of shares	-	-	(681)	-	(681)

Funds received from public offering for subscription shares:
For cash	410	4	2,867	-	2,871
For debt	27	* -	188	-	188

Net loss	-	-	-	(2,510)	(2,510)

Balances December 31, 2006	8,747	87	16,872	(7,340)	9,619

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont'd)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from public offering for subscription shares:
For cash	1,336	14	9,338	-	9,352
For debt	33	* -	235	-	235

Compensation in respect of shares previously issued for services provided by officer	-	-	188	-	188

Value of options granted to employees	-	-	(22)	-	(22)

Value of warrants granted to underwriter	-	-	79	-	79

Value of shares granted to employees	5	*-	25	-	25

Value of shares gifted to employees	-	-	7	-	7

Costs associated with the issuance of shares	-	-	(1,027)	-	(1,027)

Net loss	-	-	-	(11,678)	(11,678)

Balances September 30, 2007	10,121	101	25,695	(19,018)	6,778

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (unaudited)

Nine month period ended September 30		Period from April 6, 2000 (inception) September 30
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(11,678)	(1,460)	(19,018)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	10	10	31
Officer, director and other fees, paid via common stock	277	318	2,358
Interest paid through issuance of common stock	-	-	18
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	4	-	4
Impairment of unproved oil and gas properties	9,494	-	9,494
Change in assets and liabilities, net:
Decrease in inventories	1	-	(149)
Prepaid expenses and other	(63)	14	(84)
Increase in deferred offering costs	-	(220)	-
Refundable value-added tax	(59)	28	(69)
Severance pay, net	99	7	150
Accounts payable	(203)	(405)	35
Accrued liabilities	(586)	11	414
Increase (decrease) in deferred officers' compensation	(266)	632	787
Net cash used in operating activities	(2,970)	(1,065)	(5,522)

Cash flows from investing activities
Acquisition of property and equipment	(33)	(10)	(99)
Investment in oil and gas properties	(2,620)	(638)	(11,116)
Net cash used in investing activities	(2,653)	(648)	(11,215)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	20	89
Loan proceeds - related party	-	-	259
Loan principal repayments - related party	(107)	(4)	(259)
Loan proceeds - other	-	70	500
Proceeds from sale of stock	9,352	627	24,482
Financing costs of issuing stock	(1,027)	(60)	(2,369)
Net cash provided by financing activities	8,218	653	22,702

Net increase (decrease) in cash	2,595	(1,060)	5,965
Cash - beginning of period	3,370	1,141	-
Cash - end of period	5,965	81	5,965

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (unaudited) (cont'd)

Nine month period ended September 30		Period from April 6, 2000 (inception) September 30
2007	2006	2007
US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	1	16	58
Cash paid for income taxes	-	-	-

Non-cash operating and financing activities:

Payment of accounts payable and accrued liabilities through issuance of preferred and common stock	235	14	1,189
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	188
Compensation in respect of shares previously issued for services provided by officer	188	188	480
Value of warrants and options granted to employees	(22)	130	482
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	79	-	99
Value of shares granted to employees	25		25
Value of shares gifted to directors, employees and service providers	7	-	154
Deferred financing costs	-	20	85

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

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

The Company currently holds two petroleum exploration licenses granted pursuant to the Israeli Petroleum Law as follows:

(1) The "Asher-Menashe License" which covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads. Under the terms of the Asher-Menashe License the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

(2) The "Joseph License" which covers approximately 83,272 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The area covered by the Company's Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma'anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Israeli Petroleum Law following the abandonment of the Ma'anit #1 well drilled by the Company. The areas covered by the Joseph License include the Ma'anit structure on which the Company drilled the Ma'anit #1 well and the Joseph lead developed by the Company under the Ma'anit-Joseph License and its previously held Joseph Permit. Under the terms of the Joseph License, the Company must commence the drilling of a well to a depth of at least 4,500 meters (about 14,850 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

A. Nature of Operations (cont'd)

In the event of a discovery on either of the Licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

In 2005, in accordance with terms of the Ma'anit-Joseph License, the Company drilled the Ma'anit #1 well on the Ma'anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested and the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007. See Note 2B.

Operations in Israel are conducted through a branch office. The Asher-Menashe and Joseph Licenses are held directly in the name of the Company. At present it is expected that, other than investment income, any and all future income will be derived from Israeli operations.

B. Management Presentation and Liquidity

On January 25, 2006 the Company filed a registration statement for a public offering on a "best efforts" basis (the "Public Offering") of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450 thousand (350,000 shares) and a maximum of $14,000 thousand (2,000,000 shares). The registration statement was declared effective by the Securities and Exchange Commission on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Public Offering in which it accepted subscriptions in the amount of $3,058 thousand in consideration of the issuance of 436,907 shares of common stock. Between January 1 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587 thousand bringing the total amount raised in the Public Offering through its termination following the May 25, 2007 closing to $12,645 thousand.

Management intends to use the residual proceeds of the Public Offering and from additional equity and/or debt sales and possible sales of participating interests in its petroleum properties, as may be pursued and completed from time to time in the future, to explore for and develop oil and gas reserves in Israel. The Company believes that these actions will enable the Company to carry out its business plan and to achieve profitable operations.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. See Note 2B for a discussion of the Company's recording an impairment of unproved oil and gas properties following the cessation of operations on the Ma'anit #1 well and the formal relinquishment of the Ma'anit-Joseph License in June 2007.

Zion Oil & Gas, Inc.
(A Development Stage Company)

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

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles generally accepted in the United Statesfor the preparation of interim financial statements used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

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

Immediately after the relinquishment of the Ma'anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, tentatively denominated the Joseph License covering approximately 83,272 acres of the original Ma'anit-Joseph License including the Ma'anit structure on which the Ma'anit #1 well was drilled, which License was subsequently granted on October 11, 2007. As a result of the unsuccessful Ma'anit #1 well and formal relinquishment of the Ma'anit-Joseph License, the Company recorded an impairment of $9,494 thousand to its unproved oil and gas properties.

The Company's abilities to maintain present operations are dependent on two petroleum exploration licenses: (a) the Joseph License, in respect of which the planning of and preparations for the drilling of a well are underway (See Note 1A); and (b) the Asher-Menashe License, in respect of which a geophysical program, is scheduled to commence in December 2007.(See Note 5J)

The Company has no economically recoverable reserves and no amortization base. Following the impairment recorded after the formal surrender of the Ma'anit-Joseph License, the Company's unproved oil and gas properties consist of capitalized exploration costs of $1,622 thousand at September 30, 2007.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 2 - Summary of Significant Accounting Policies (cont'd)

B. Oil and Gas Properties and Impairment (cont'd)

Unproved oil and gas properties, comprised as follows:

September 30 2007	December 31 2006
US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	1,204	6,801
Capitalized salary costs	226	683
Legal costs and license fees	71	732
Other costs	121	280
	1,622	8,496

Impairment of unproved oil and gas properties comprised as follows:

	Nine month period ended September 30 2007	Year ended December 31 2006
	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	7,959	-
Capitalized salary costs	683	-
Legal costs and license fees	509	-
Other costs	343	-
	9,494	-

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

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

Note 3 - Stockholders' Equity

A. Authorized, issued and outstanding shares
Authorized
September 30	December 31
2007	2006
Number of shares in thousands

USD 0.01 par value per ordinary share	20,000	20,000

1. The Company's shares (USD 0.01 par value each) are traded in the United States on the over the counter market and are listed on the American Stock Exchange.

2. For details of the issued share capital see the unaudited Statement of Changes in Shareholders' Equity.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 3 - Stockholders' Equity (cont'd)

B. Private Placement Offerings (cont'd)

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

Between January 1, 2005 and March 31, 2005, the Company raised $2,140 thousand through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of the Company's common stock in a private placement offering. The warrants designated as "E" warrants were exercisable at $5.00 per share through December 31, 2006. Between April 22 and June 10, 2005, the Company raised $1,380 thousand through the sale of 276,000 shares of common stock and 55,200 E Warrants. Between June 20, 2005 and October 24, 2005, the Company raised $3,230 thousand through the sale of 646,000 shares of common stock.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 3 - Stockholders' Equity (cont'd)

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

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows: (a) with two directors each for the purchase of 25,000 shares of common stock at $5.00 per share (50,000 shares in the aggregate) through December 31, 2008 at a value of $59 thousand in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options exercisable commencing July 1, 2007); (b) with one employee (who resigned effective June 1, 2007) for the purchase of 80,000 shares of common stock at $5.00 per share through December 31, 2010 (of these, options to purchase 26,667 shares of common stock vested on January 1, 2007, at a value of $65 thousand charged to the Company according to the vesting period, with an adjustment recorded at the termination date of June 1, 2007; the remaining non-vested options to purchase 53,333 shares of common stock were cancelled upon the resignation of the officer in accordance with the terms of the award agreement; the vested options were not able to be exercised prior to July 1, 2007,); and (c) with one employee for the purchase of 40,000 shares of common stock at $5.00 per share through December 31, 2010 (these options vest in four equal tranches of four vesting periods of 10,000 shares each, on the date the award agreement was signed, and on October 1, 2006, October 1, 2007 and October 1, 2008 at a value of $97 thousand that will be charged according to the vesting period, and the options exercisable commencing July 1, 2007). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the grant date and (c) the value of the options were initially accounted for during December 2005. Compensation expense is being recorded commencing December 2005 based on the fair value of the options at that time.

On July 1, 2007, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 50,000 shares of common stock at $5.60 per share through December 31, 2012 (these options will vest in three tranches - 20,000 on June 30, 2008; 15,000 on June 30, 2009 and 15,000 on June 30, 2010 at a value of $126 thousand that will be charged according to the vesting period.)

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options

The Company has reserved 327,913 shares of common stock as of September 30, 2007 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti dilutive at September 30, 2007. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

Exercise	Number of	Expiration
price	shares	date

To non-employees
	5.00	10,000	December 31, 2008
	8.75	46,621	September 26, 2009
To employees and directors
	5.00	135,000	December 31, 2008
	5.00	66,667	December 31, 2010
	5.60	50,000	December 31, 2012
To investors
	5.50	19,625	December 31, 2008
	5.65*	327,913

* Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Granted from April 6, 2000 (inception) to December 31, 2005 to:
Employees, officers and directors	1,580,936	1.38
Private placement investors and others	1,098,367	2.82
Expired/canceled	(340,333)	1.05
Exercised	(1,670,770)	1.03
Outstanding, December 31, 2005	668,200	4.78
Granted to:
Employees, officers and directors as part compensation	181,590	5.24
Private placement investors	7,125	5.50
Expired/Canceled	(247,393)	4.92
Exercised	(313,307)	4.57
Outstanding, December 31, 2006	296,215	5.18
Granted to:
Employees, non-employees, officers and directors as part compensation	85,031	6.89
Private placement investors and others	-	-
Expired/Cancelled	(53,333)	5.00
Exercised	-	-
Outstanding, September 30, 2007	327,913	5.65

Exercisable, September 30, 2007	211,292	5.05

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options (cont'd)

The following table summarizes information about stock warrants and options outstanding as of September 30, 2007:

Shares underlying outstanding warrants and options (nonvested)				Shares underlying outstanding warrants and options (all fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price
US$			US$	US$			US$

5.00	20,000	3.25	5.00	5.00	191,667	1.74	5.00
5.60	50,000	5.26	5.60	5.50	19,625	1.25	5.50
-	-	-	-	8.75	46,621	1.99	8.75
5.00-5.60	70,000		5.43	5.00-8.75	257,913		5.72

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the nine months ended September 30, 2007 and 2006, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

2007	2006	Period from April 6, 2000 (inception) to September 30, 2007
US$	US$	US$

Weighted-average fair value of underlying stock at grant date	5.60	5.50	3.00 - 5.60
Dividend yields	-	-	-
Expected volatility	40%	40%	28.2% - 40%
Risk-free interest rates	4.9%	5.15%	2.1% - 5.15%

Expected lives	5.51 years	4.49 years	1.74 - 5.51 years

Average grant date fair market value	2.51	2.43	0.76-2.51

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the nine months ended September 30, 2007 and 2006, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 3 - Stockholders' Equity (cont'd)

E. Fair Value of Warrants and Options (cont'd)

2007	2006	Period from April 6, 2000 (inception) to September 30, 2007
US$	US$	US$

Weighted-average fair value of underlying stock at grant date	8.75	-	1.00 - 8.75
Dividend yields	-	-	-
Expected volatility	40%	-	32.2% - 99.8%
Risk-free interest rates	5.50%	-	2.8% - 5.50%

Contractual lives	2.34 - 2.67 years	-	0.56 - 3.17 years

Average grant date fair market value	1.35-2.74	-	0.68-2.74

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the first nine months of 2007 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company's stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

F. Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the nine and three month periods ended September 30, 2007 and 2006 and from April 6, 2000 (inception) to September 30, 2007 amounted to $(22) thousand, $130 thousand, $26 thousand, $4 thousand and $483 thousand, respectively.

As of September 30, 2007, there was $114 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company's various stock option plans. That cost is expected to be recognized as follows:

US$ thousands

October 1 - December 31, 2007	23
For the year ended December 31, 2008	63
For the year ended December 31, 2009	22
For the year ended December 31, 2010	6
114

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 3 - Stockholders' Equity (cont'd)

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

Other than price and date details, all of the warrants were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants may not be exercised before November 25, 2007, which is six months following the final closing date of the Public Offering.

H. Gift Shares

As part of the Public Offering 150,000 shares of common stock held by four executive officers were registered and given by the officers to individuals and entities. 21,000 of the gift shares were given to directors, employees and service providers. The related cost of $147 thousand was charged to the statement of operations and credited as additional paid in capital during 2006.

During the third quarter of 2007, three employees received 1,042 registered shares from one of the executive officers. The related cost of $7 thousand was charged to the statement of operations and credited as additional paid in capital.

Note 4 - Related Party Transactions

In respect of the amount of $422 thousand included as deferred officers' compensation as part of accrued liabilities at September 30, 2007, such officers have committed to defer payments of these sums until at least July 1, 2008, subject to partial earlier payment in certain circumstances.

A. Cimarron Resources, Inc.

Under the loan facility with Cimarron Resources, Inc. (Cimarron) a company owned by the former Chief Executive Officer of the Company, Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrued interest at Bank One's Prime Rate (8.25% at December 31, 2006) plus 2.5%. The terms of Cimarron's loan facility to the Company provided for a 100 month term loan repayable monthly commencing December 1, 2003 in $0.5 thousand increments, with Cimarron.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 4 - Related Party Transactions (cont'd)

A. Cimarron Resources, Inc. (cont'd)

having the option commencing January 15, 2005 to call the loan in whole or in $5 thousand increments on 30 days notice which call option was subsequently deferred until July 31, 2007. During the month of January 2007, the loan was repaid in full.

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

The company does not know and cannot predict whether the proposed law will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect the activites of the Company, how and to what extent.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 5 - Commitments and Contingencies (cont'd)

B. Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the "Petroleum Law"), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At September 30, 2007, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

C. Long-term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees. At September 30, 2007, the Company did not have any outstanding obligation in respect to the long-term incentive plan, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

D. Charitable Foundations

The Company has initiated the establishment of two charitable foundations, one in Israel and one in the United States or another appropriate jurisdiction, for the purpose of supporting charitable projects and other charities in Israel, United States and internationally. A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate). At September 30, 2007, the Company did not have any outstanding obligation in respect to the charitable foundations, since it is at the "exploration stage" and, to this date, no proved reserves have been found.

E. Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma'anit #1 and plans to drill the Ma'anit-Rehoboth #2 were held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations was previously granted to the Company by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the authority must grant under the Petroleum Law. The Company received notification that, on April 12, 2007, the Authority granted the required permission, subject to paying a surface use fee and signing a land use agreement. The use fee was paid, but the agreement was not finalized prior to the relinquishment of the Ma'anit-Joseph License (See Note 1A above). The Company has

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 5 - Commitments and Contingencies (cont'd)

E. Surface Rights of Drilling Operations (cont'd)

been informed by the Authority that, with the granting of the Joseph License, the approval granted in April 2007 continues in force, subject to the Company's signing the land use agreement upon its preparation by the Authority. The Company does not know when the land use agreement will be ready for signature.

F. Payments to executives and deferral of compensation

Under existing compensation agreements the Company is committed to pay certain executive officers and other employees an aggregate amount of $1,102 thousand on an annual basis. All of these officers and employees have agreed to defer a portion of their pay through July 1, 2008 (see Note 4). During the nine month period ended September 30, 2007, amounts previously deferred and totaling $413 thousand were paid to executives and employees.

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

In addition, pursuant to the Underwriting Agreement, the Underwriter was to receive warrants ("H" warrants) to purchase a number of shares of the Company's common stock in an amount equal to 3% of the number of shares of common stock sold in the Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price). The H warrants are exercisable beginning six months after the final closing of the Public Offering and expire on September 26, 2009. Pursuant to this undertaking, the Company issued 46,621 H Warrants at a price of $8.75 to purchase shares of the Company's common stock.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 5 - Commitments and Contingencies (cont'd)

H. Lease Commitments (cont'd)

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3 thousand. The Company subsequently extended the rental agreement through January 31, 2008. The monthly rental cost during this extended period continues at $3 thousand. The company has commenced negotiations to further extend the lease on these premises and has reached an agreement, subject to documentation, to extend the lease for an additional year through January 31, 2009, with two additional six-month options, at a monthly rental cost of $3 thousand throughout both the additional year and the two option periods.

The future minimum lease payments are as follows:

US$ thousands
October 1 - December 31, 2007	21
For the year ended December 31, 2008	76
97

I. Contract with Geophysical Institute of Israel

In connection with the planned seismic, magnetic and gravimetric surveys,as referenced in clause(a) on September 17, 2007, the Company entered into an agreement with the Geophysical Institute of Israel ("GII") that provides for the Company to acquire the necessary data from GII. The agreement provides for a 40-kilometer program which may be increased or decreased (but not to less than 20 kilometers) by the Company. Under the agreement, the Company submitted a preliminary program designed for the acquisition of 60 kilometers of data and GII is currently in the process of permitting that program. The agreement provides for the survey to be performed by GII on a per kilometer basis at a rate of NIS 40 thousand (approximately $10 thousand at the representative rate of $3.94 published on November 6, 2007) per kilometer. In addition, the agreement provides for a NIS 80 thousand (approximately $20 thousand) mobilization and demobilization fee and for the Company to reimburse GII certain payments made to third parties, including permitting fees and damages other than those caused by fault of GII. Under the agreement, the Company paid NIS 160 thousand (approximately $40 thousand) on signing and will make an additional payment of NIS 690 thousand (approximately $175 thousand) seven days prior to the commencement of field acquisition work. The remaining amount will be due on the completion of the survey. The agreement provides for a dispute resolution procedure and further provides that, if the Company cancels the agreement prior to the commencement of field acquisition, it will forfeit NIS160 thousand (approximately $40 thousand). The field acquisition phase of the survey is currently expected to commence towards the end of December 2007.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Unaudited Interim Financial Statements as at September 30, 2007

Note 6 - Subsequent Events

The Company was notified that its application for the Joseph License had been granted for a three year term which commenced on October 11, 2007 and runs through October 10, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The area subject of the Joseph License covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south, being approximately 85% of the area subject to the 98,100 acre Ma'anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Israeli Petroleum Law following the abandonment of the Ma'anit #1 well drilled by the Company (See Note 1A). Under the terms of the Joseph License, the Company must commence the drilling of a well to a depth of at least 4,500 meters (about 14,850 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-QSB. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN DESCRIPTION OF BUSINESS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

We have been engaged in oil and natural gas exploration on about 219,000 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Israeli Petroleum Law. We currently hold two exploration licenses.  One license, named the "Asher-Menashe License", covers an area of approximately 78,824 acres which is located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north; the Asher-Menashe License has a three-year term that commenced on June 10, 2007 and runs through June 9, 2010, which term may be extended for additional periods up to a maximum of 7 years. The second license, named the "Joseph License", covers approximately 83,272 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south; the Joseph License also has a three-year term that commenced on October 11, 2007 and runs through October 10, 2010, which term may be extended for up to a maximum of 7 years. Under the terms of both licenses, we are under an obligation to commence the drilling a well to a depth of at least 4,000 meters (approximately 13,200 feet) in the case of the Asher-Menashe License and 4,500 meters (approximately 14,850 feet) in the case of the Joseph License by July 2009, as such date may be extended with respect to either or both licenses by the Petroleum Commissioner.  In the event of a discovery, we will be entitled to convert the relevant portions of our licenses to 30-year production leases, extendable to up to 50 years.

There is currently under consideration in the Israeli Ministry of National Infrastructures proposed legislation relating to licensing requirements for entities engaged in the fuel sector that, if adopted as currently proposed, may result in our having to obtain additional licenses to market and sell hydrocarbons that may be discovered by us. We have been advised by the Ministry that there is no intention in the proposed new licensing requirements to deprive a holder of petroleum rights under the Petroleum Law of its right under that law to sell hydrocarbons discovered and produced under its petroleum rights. We cannot now predict whether or in what form the proposed legislation may be adopted or, if adopted, its possible impact on our operations.

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

During the seven years and six months between our formation and September 30, 2007, we have received net proceeds from the issuance of our equity securities of $25,796  thousand and have invested in unproved oil and gas properties $11,116 thousand in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494 thousand was written off during the nine months ended September 30, 2007. As of September 30, 2007, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation.)

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

Going Concern Basis

Our unaudited interim financial statements for the period ended September 30, 2007 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  Since Zion is in the development stage, we have limited capital resources, no revenue, and a loss from operations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises doubt about our ability to continue as a going concern.  The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

Over the coming periods through December 31, 2008, we intend to pursue the following plan of operations:

1. Conduct geological and geophysical activities, including:

(a)

acquisition and processing of approximately 60 kilometers of new seismic lines and related magnetic and gravimetric surveys on the Asher-Menashe License area at an estimated cost of $650 thousand, of which $47 thousand has already been expended, with the intent of upgrading two of the three leads on that License into firm prospects;

(b)

completion of a country-wide study of the basement at a cost of $33 thousand, of which $8 thousand has already been expended;

(c)

reprocessing of approximately 70 kilometers of existing seismic data at a cost of $11 thousand, of which $9 thousand has already been expended; and

(d)

the selection of a drilling location on the Asher-Menashe License.

     In connection with the planned seismic, magnetic and gravimetric surveys, on September 17, 2007, we entered into an agreement with the Geophysical Institute of Israel ("GII") that provides for the Company to acquire the necessary data from GII. Under the agreement, the Company submitted a preliminary program designed for the acquisition of 60 kilometers of data and GII is currently in the process of permitting that program. The agreement provides for the survey to be performed by GII on a per kilometer basis at a rate of NIS 40 thousand (approximately $10 thousand at the representative rate of $3.94 published on November 6, 2007) per kilometer. In addition, the agreement provides for a NIS 80 thousand (approximately $20 thousand) mobilization and demobilization fee. Under the agreement, the Company paid NIS 160 thousand (approximately $40 thousand) on signing and will make an additional payment of NIS 690 thousand (approximately $175 thousand) seven days prior to the commencement of field acquisition work. The remaining amount will be due on the completion of the survey. The agreement provides that if the Company cancels the agreement prior to the commencement of field acquisition, it will forfeit NIS 160 thousand (approximately $40 thousand). The field acquisition phase of the survey is currently expected to commence towards the end of December 2007.

2. Continue preparations for the drilling of a well (tentatively denominated the "Ma'anit-Rehoboth #2 well") on the Ma'anit prospect in the Joseph License Area to a dept of approximately 18,000 feet to appraise our findings in the Triassic zones which we drilled in the Ma'anit #1 and to explore zones in the Permian. The majority of long lead-time items have been ordered and the equipment on hand to be used for future wells reflects a cost of $1,118 thousand (all of which sum is reflected in the figure shown for Oil and Gas Properties on the Balance Sheet for September 30, 2007).

 The estimated dry hole cost of the planned Ma'anit-Rehoboth #2 well if drilled to the Triassic is $5,800 thousand, and $7,300 thousand if drilled to the Permian. The completed hole costs of the well if drilled to the Triassic is currently estimated as $6,500 thousand, and $8,800 thousand if drilled to the Permian.  These amounts include the $1,118 thousand already expended.

 Because of questions concerning the adequacy of the drilling rig used to drill the Ma'anit #1 well to drill to a Permian target, we are investigating the possibility of bringing into Israel a rig capable of meeting our drilling requirements. In order to justify the costs of importing such a rig, we are considering jointly with other on-shore operators in Israel the possibility of developing a multi-well drilling program in the context of which we might commit to the drilling of the Ma'anit-Rehoboth #2 and possibly a test well on the Asher-Menashe License.

To enable us to drill the Ma'anit-Rehoboth #2 to the Permian, the Asher-Menashe test well required to be drilled under the terms of the Asher-Menashe License and possibly commit to drill at least one additional well in a multi-well drilling program being developed both in context of our plans to explore our Asher-Menashe and Joseph Licenses and in the context of bringing an appropriate drilling rig into Israel, we have commenced discussions with potential underwriters for one or more additional equity offerings, private and public, of our securities to go forward in the coming periods. There can be no guarantees that we will be successful in raising this capital or that capital will be available on terms acceptable to us.

We might also enter into negotiations to sell a portion of the Joseph Project (and our petroleum rights and prospect data) in order to spread our risk, conserve our capital and raise additional funds necessary to drill the planned Ma'anit-Rehoboth #2 well and/or the Asher-Menashe test well and additional wells on the Asher-Menashe and Joseph Licenses and to obtain co-venturers with technical and financial capability to supplement our efforts. There is no assurance that we will be able to attract additional investments in our company or any parties to join our drilling operations to enable the completion of our plan of operation.  We cannot predict the terms and conditions upon which any new equity offering will be issued or any a joint venture agreement might be reached.

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $5,134 thousand at September 30, 2007 and $2,182 thousand at December 31, 2006. The increase in working capital is due to the successful completion of seven (7) closings of the Public Offering after December 31, 2006.

Net cash (used in) provided by financing activities was $(2) thousand and $8,218 thousand for the three and nine month periods ended September 30, 2007 and $110 thousand and $653 thousand for the three and nine month periods ended September 30,  2006, respectively, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $644 thousand and $2,653 thousand for the three and nine months ended September 30, 2007 and $160 thousand and $648 thousand for the three and nine month periods ended September 30, 2006 respectively, of which was used for exploration costs on the license and purchasing equipment to be used in our future wells.

On September 30, 2007, we had cash and cash equivalents in the amount of $5,965 thousand.

As discussed above, on May 25, 2007, we terminated the Public Offering in which we closed the sale of equity securities in the amount of $12,645 thousand.  On November 8, 2007, we had cash and cash equivalents in the amount of $5,147 thousand.

We believe that the funds currently available will enable us to meet our needs in carrying out our Plan of Operations described above through to December 31, 2008.

Results of Operations

We have no revenue generating operations as we are still an exploration stage company. Drilling operations on the Ma'anit #1 commenced on April 10, 2005 and the rig was released seven months later. Completion activities on the Ma'anit #1 well recommenced in April 2007 and ceased on June 21, 2007, with the abandonment of the Ma'anit #1 well and the relinquishment of the Ma'anit-Joseph License. Due to the mechanical condition of the wellbore of the Ma'anit #1 well, it was determined that it was not commercially feasible to attempt recovery of hydrocarbons below the zone that was tested at 3525-3530 meters, though it is believed that the upper portion of the wellbore could continue to be used for the planned Ma'anit-Rehoboth #2 well.  The lower zones were inaccessible and, therefore, had no commercial value in the Ma'anit #1 wellbore.  As a result of these actions, under generally accepted accounting principles applicable to us, we recorded an impairment charge of $9,494 thousand to our unproved oil and gas properties. Almost all of our other net losses for the nine months ended September 30, 2007, are attributable to general and administrative expenses. Such expenses totaled $2,328 thousand, consisting of $883 thousand for legal and professional costs, $676 thousand for salaries, of which $165 thousand is deferred compensation of our directors, officers and key employees, and other costs in the amount of $769 thousand.

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

permit, license and lease rights;

participation of operating partners;

legislative and regulatory initiatives, their potential results and effects;

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2007, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Other than the changes reported above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting for the period ended September 30, 2007.

PART II-OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

From the effective date of the Registration Statement and through September 30, 2007, we incurred for our account in connection with the issuance and distribution of shares of our common stock in the Public Offering expenses as follows:

In US$ 000

Underwriting Commissions

$ 653

Expenses Paid to Underwriter

326

Other expenses as follows:

Accounting Fees and Expenses

111

Legal Fees and Expenses

167

Printing Fees and Advertising

207

Listing Fees (including SEC filing fees)

82

Transfer and Escrow Agent Fees

42

Other Expenses

115

TOTAL EXPENSES

$1,703

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

The net offering proceeds to Zion from the Public Offering through September 30, 2007 after deduction of the total expenses set forth above was $10,941 thousand (the "net public offering proceeds").

Through September 30, 2007, we used the net public offering proceeds as follows:

In US$ 000

a.

Completion of Ma'anit #1 well

$ 1,242

(1)

b.

Preparation for drilling of Ma'anit-Rehoboth well

$ 1,118

c.

Exploration Costs

$ 449

d.

Compensation to officers and directors

$ 1,230

(2)

e.

Repayment of indebtedness

$ 80

(3)

f.

Temporary investments

$ 5,882

(4)

g.

Other

$ 857

(5)

(1)

The $900,000 originally (exclusive of contingencies) estimated for the Ma'anit #1 well completion costs was exceeded as a result of the loss and partial recovery of tubing and an isolation packer that were stuck in the well.

(2)

Includes repayment of indebtedness, including $434 thousand previously deferred compensation paid to the company's former Chief Executive Officer in the amount of $352 thousand and to the company's former Chief Financial Officer in the amount of $82 thousand in the connection with their retirement and resignation, respectively.

(3)

Does not include repayment of indebtedness to officers and directors which is included in note (2) above.

(4)

U.S. money market account balances at September 30, 2007.

(5)

Including a $60,000 financial advisory and investment banking fee to Underwriter pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement, and working capital.

The remaining $83 thousand of the net operating proceeds were, on September 30, 2007, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 6. EXHIBITS

Exhibit Index :

10.1

Agreement,dated September 17, 2007, between Zion Oil & Gas, Inc. and the Geophysical Institute of Israel. (1)

10.2

Petroleum Exploration License No. 339/ "Joseph" (translation) (2)

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

1. Attached as an exhibit to Zion's Current Report on Form 8-K that was filed on September 18, 2007 and incorporated herein by reference.

2. Attached as an exhibit to Zion's Current Report on Form 8-K that was filed on October 16, 2007 and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZION OIL & GAS, INC.

(Registrant)

By:

/s/ Richard J. Rinberg

By:

/s/ Martin M. Van Brauman

 Richard J. Rinberg,
 Chief Executive Officer
(Principal Executive Officer)

 Martin M. Van Brauman,
  Senior Vice-President and Chief Financial Officer

(Principal Financial Officer)

Date:

November 19, 2007

Date:

November 19, 2007