Form 10KSB
period 2007-12-31
ZION OIL & GAS INC
filed 2008-03-28
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
MARK ONE:

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 333-131275

ZION OIL & GAS, INC.
(Name of Small Business Issuer as Specified in Its Charter)
Delaware (State or other Jurisdiction of Incorporation or Organization)	20-0065053 (I.R.S. Employer Identification No.)

6510 Abrams Rd., Suite 300 Dallas, TX (Address of Principal Executive Offices)	75231 (Zip Code)

(214) 221-4610
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:

Common Stock, par value $0.01 per share	American Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12 (g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

The Issuer's revenues for the fiscal year ended December 31, 2007 were $0.

The Issuer had 10,120,893 shares of common stock outstanding as of March 21, 2008. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Issuer, computed by reference to the closing price of such common stock on the American Stock Exchange on March 26, 2008, was $64,406,327.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

2007 ANNUAL REPORT (SEC FORM 10-KSB)

INDEX

Securities and Exchange Commission
Item Number and Description

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

•	our growth strategies;
•	our ability to explore for and develop natural gas and oil resources successfully and economically;
•	our estimates of the timing and number of wells we expect to drill and other exploration activities;
•	anticipated trends in our business;
•	our future results of operations;
•	our liquidity and our ability to finance our exploration and development activities;

•	our capital expenditure program;
•	the impact of governmental regulation.

More specifically, our forward-looking statements include, among others, statements relating to our schedule, business plan, targets, estimates or results of future drilling, including the number, timing and results of wells, the timing and risk involved in drilling follow-up wells, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical fact.

Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, risks relating to our limited operating history, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in our other filings with the SEC.

We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.

Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Risk Factors” in this Annual Report and in our other periodic reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no duty to update any forward-looking statement.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We have been engaged in oil and natural gas exploration on approximately 219,000 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Israeli Petroleum Law. We currently hold two exclusive exploration licenses covering approximately 162, 100 acres. One license, named the “Asher-Menashe License”, covers an area of 319,000 dunam (approximately 78,825 acres) which is located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The second license, named the "Joseph License”, covers an area of 337,000 dunam (approximately 83,275 acres) located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. We have named the project to explore the areas under our license and any surrounding areas for which we have or might obtain petroleum rights the "Joseph Project”.

We hold 100% of the working interest in our licenses, which means we are responsible for 100% of the costs of exploration and, if established, production. Our net revenue interest is 87.5%, which means we would receive 87.5% of the gross proceeds from the sale of oil and gas from license areas upon their conversion to production leases, if there is any commercial production. The 12.5% we would not receive is a royalty reserved by the State of Israel. No royalty would be payable to any landowner with respect to production from our license areas as the State of Israel owns all the mineral rights. In the event commercial production is established, we will be setting aside a royalty interest (or equivalent net operating profits interest) of 6% (after payout of our exploration costs through the first discovery well) for charitable contributions. In addition, our key employee incentive plan will receive a royalty interest (or equivalent net operating profits interest) of up to 1.5% (after payout of our drilling costs on a well-by-well basis). A "royalty interest" is calculated on the basis of 100% of the gross oil and gas produced and saved from a well or the gross revenues from the sale of that production before any deduction of finding or production costs and without deduction of payments made to other royalty interests. A "net operating profits interest" is a contractual right to receive a portion of the revenue stream from the production less the costs attributable to royalty interests and certain defined operating costs. This means our effective net revenue interest may be as low as 80%.

Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231 and our telephone number is (214) 221-4610. Our website address is www.zionoil.com. Our office in Israel is located at 15 Bareket St., Caesarea Industrial Park, 38900 Israel, and the telephone number is +972 (4) 623-1425.

Background

In 1983, during a visit to Israel, John M. Brown (our Founder and Chairman) became inspired and dedicated to finding oil and gas in Israel, and he started the process that led to the Joseph Project. During the next sixteen years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000 in order to receive the award of a small onshore petroleum license from the Israeli government. Zion was originally incorporated on April 6, 2000 in Florida. On July 9, 2003, we were re-incorporated in Delaware.

Upon the award of our first petroleum right (License No. 298/”Ma'anit” or the "Ma'anit License") in May 2000, the Israeli government gave us access to most of its data with respect to previous exploration in the area, including geologic reports, seismic records and profiles, drilling reports, well files, gravity surveys, geochemical surveys and regional maps. We also gathered information concerning prior and ongoing geological, geophysical and drilling activity relevant to our planned activities from a variety of publicly accessible sources. The map below shows the outline of our current Joseph and Asher-Menashe License areas and the prospect and leads we have developed in the areas. The Israeli government itself conducted most of the seismic surveys during the 1970's and 1980's in order to provide data to encourage oil companies to invest in exploratory drilling. Private and public Israeli, American and international companies conducted additional seismic surveys and drilled most of the wells in the period since 1980.

The areas subject of the Joseph License and Asher-Menashe License are contiguous areas in a similar geologic environment. They are located on a continuous regional high associated with the basement to a Paleozoic Age structure (approximately 280 million years old) that runs parallel to the current coast of Israel primarily onshore from just off of Haifa to south of Tel Aviv. The regional high is evidenced by gravimetric anomalies in both license areas. This structure and other geologic elements common to both areas, including particularly the Triassic Age (approximately 205-245 million years ago) Ma'anit structure that extends from the Joseph License area into the Asher-Menashe License area, lend themselves to an integrated exploratory program (and, if successful, may lend themselves to an integrated development program).

The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, which term may be extended for up to an additional four years (seven years in all) as provided by the Israeli Petroleum Law. The Asher-Menashe License was issued following our successful completion of the work program under the 121,000 acre Asher Permit, originally granted to us effective August 1, 2005, and covers three leads developed by us - the Ramot Menashe (Manasseh Heights), the Nahal Me’arot and the Carmel leads. The Joseph License has a three-year term, which commenced on October 11, 2007 and runs through October 10, 2010, which may be extended for an additional four years (seven years in all) as provided by the Israeli Petroleum Law. The Joseph License covers about 85% of the area covered by the 98,100 acre Ma'anit-Joseph License which had been held by us until relinquished on June 22, 2007 following an analysis of the results of testing of the Ma'anit #1 well. The areas subject of the Joseph License include the Ma'anit structure on which we drilled the Ma'anit #1 well and the Joseph lead developed by us under the Ma'anit-Joseph License and our previously held Joseph Permit, both of which had previously been subject of our Ma'anit-Joseph License.

In the event of a discovery, Zion will be entitled to convert the relevant portions of its licenses to 30-year production leases, extendable to 50 years.

Between 2005 and 2007, we drilled and tested the Ma'anit #1 well on the Ma'anit-Joseph License to the Triassic formation with encouraging, but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities. As a result, in June 2007, with the desire to optimize drilling conditions for the planned Ma'anit-Rehoboth #2 well, operations were ceased on the Ma'anit #1 well, the Ma'anit-Joseph License was relinquished and the Joseph License applied for and ultimately received. As a result of the abandonment of the Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded an impairment of $9,494 thousand to its unproved oil and gas properties.

a. The Joseph License

Effective May 1, 2000, the Israeli government awarded us the three-year 28,800-acre Ma'anit License to conduct petroleum exploration activities.

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

Based on our preliminary work, we applied for and received effective May 1, 2001, an eighteen-month, 137,250-acre Preliminary Permit No. 176 with Priority Rights. The permit named "Joseph" bounded the Ma'anit License on three sides and provided us the opportunity to determine the direction of our exploration.

With the assistance and support of the Geophysical Institute of Israel (“GII”), we intensified our exploration efforts in 2001 and 2002, incorporating an additional 250 kilometers of seismic data into the interpretation and reprocessing another 60 kilometers of existing seismic data, and preparing a complete series of geologic maps of the different formations.

In 2002, we also conducted a new seismic survey on part of the Joseph Permit, acquiring an additional 21 kilometers of seismic data with the intention of correlating nine of the existing lines and enhancing our ability to interpret those lines. Based upon our interpretation of that line and resulting enhanced interpretation of the existing lines, we revised our maps and selected drilling sites for the first exploratory wells on each of two prospects - the Ma'anit Prospect on the Ma'anit License area and the Joseph Prospect, as then identified, on the Joseph Permit area. In October 2002, we submitted a detailed prospect description to the Israeli Petroleum Commissioner, which report we revised and updated in January 2003. With the report, we submitted a request to exercise our priority rights under the Joseph Permit by incorporating the southern portion of the Joseph Permit area into the Ma'anit License (to be renamed the “Ma'anit - Joseph” License) and extending the term of the Ma'anit License through April 30, 2005. Although the report focused primarily on Triassic Age sediments, it also preliminarily described lower Paleozoic opportunities.

Following approval by the Petroleum Commission of the State of Israel, the Minister of National Infrastructures (the "Minister"), in February 2003, granted our application to consolidate portions of our existing petroleum rights into the Ma'anit-Joseph License, covering a combined area of approximately 95,800 acres, and to extend the term of the license through April 30, 2005. The term of the license was later extended through April 30, 2007. On August 1, 2005, based on our ongoing geological work, the lands subject to the license were expanded by the addition of 9,300 dunam (approx. 2,300 acres) at its south-east corner.

During the period April-November 2005, we reentered and deepened the Ma'anit #1 well to a depth of 4,719 meters (15,482 feet) in the Lower Triassic formation and performed required tests. We prepared and submitted a preliminary completion report of operations on and results of the well to the Petroleum Commissioner in accordance with the requirements of the Petroleum Law. Concurrently, as required by the work program, we submitted to the Petroleum Commissioner a proposed work program for the remaining term of the license which was approved on March 15, 2006. This program, as amended, provided that no later than April 15, 2007, we re-enter the Ma'anit #1 or commence the drilling of a new well to a depth of at least 4,400 meters (14,371 feet).

In addition to the completion report and work program proposal, we prepared and submitted in December 2005 to the Petroleum Commissioner a revised prospect description (the "2005 Prospect Description") presenting our findings and analysis of the results of the Ma'anit #1 and additional exploratory work and analysis performed since the submission of the original Prospect Description as updated in January 2003. While concentrating on the results of the Ma'anit #1 well and Ma'anit structure discovered by the Ma'anit #1 and plans to further explore, appraise and develop the Ma'anit structure, the 2005 Prospect Description also discussed other Triassic Age opportunities, including possible Triassic reefal opportunities in the southern portion of the license area, the Joseph and Joseph East leads, and opportunities in the deeper Permian (Paleozoic age) structures.

During 2006, we continued to analyze the results of the Ma'anit #1 well and the Triassic structures discussed in the 2005 Prospect Description, submitted clarifications to the Ma'anit #1 completion report, developed completion procedures for the Ma'anit #1 well and a drilling procedure for a planned appraisal well intended to be drilled approximately 600 meters (approximately 2,000 feet) from the Ma'anit #1. We also conducted further studies of the deeper horizons within the license and surrounding areas.

On February 13, 2007, the Petroleum Commissioner confirmed that, provided we recommenced operations on the Ma'anit #1 in accordance with our approved work program, our rights under the Ma'anit-Joseph License would be maintained through the completion of our renewed operations on the Ma'anit #1 well and such additional time as required to analyze the results of such operations.

On April 16, 2007, in accordance with our work program for the Ma’anit-Joseph License, we commenced remedial cementing operations on our Ma’anit #1 well to isolate potentially productive zones from water bearing formations in contemplation of perforating and testing these zones.

On June 20, 2007, following an analysis of the results of testing in the Ma'anit # 1 well workover and an evaluation of the mechanical condition of the well, we determined that the well was incapable of producing oil and/or gas in commercial quantities. Considering the desire to optimize the regulatory environment to conduct drilling operations on the planned Ma'anit-Rehoboth # 2 well, we discontinued further operations on the Ma'anit # 1 well and, in accordance with Israeli law, the license's term having come to an end, formally relinquished our 98,100 acre Ma'anit-Joseph License. In this connection, the Company recorded an impairment of $9,494 thousand to its unproved oil and gas properties. Immediately following the relinquishment of the Ma'anit-Joseph License, we applied for a new license covering approximately 83,000 acres of the original Ma'anit-Joseph License, including the Ma'anit structure on which our Ma'anit # 1 well was drilled and on which we plan to drill the Ma'anit-Rehoboth # 2 well. In connection with our application and as required by the Petroleum Law, we prepared and submitted a final completion report on the Ma’anit #1 well, which included updated information on the Triassic horizons which were to be the target of the commitment well subject of our application for the Joseph License.

On October 11, 2007, we were awarded the Joseph License. The Joseph License has an initial term of three years, which may be extended for an additional four years (seven years in all).

On October 29, 2007, we filed with the Israeli Petroleum Commissioner a presentation of the Permian prospect on the Ma’anit structure on the Joseph License. The presentation provided a detailed geological and economic justification of drilling a test well to the Permian horizons on the Ma’anit structure, in addition to the appraisal well to the Triassic depth that we are committed to drill under the terms of the license. In this presentation, which was based on a year-long study of the deep Permian horizons on our Joseph and Asher-Menashe licenses, we noted and analyzed the implications of the striking similarity between the late Permian Arqov Formation found in Israel, to which we plan to drill the Ma’anit-Rehoboth #2 well, and the late Permian Khuff Formation in the Persian Gulf region. The Khuff Formation is the main reservoir for the off-shore gas bearing North Field in Qatar and the contiguous South Pars field in Iran. It should be emphasized that, notwithstanding the similarities between the Permian Arqov Formation in Israel and the Permian Khuff Formation in the Persian Gulf region, the planned Ma’anit-Rehoboth #2 well is a “wild-cat” exploratory test well insofar as the targeted Permian horizons are concerned. Until the well is drilled and its results analyzed, the gas reservoirs found in the Khuff fields of the Persian Gulf should not be assumed to be present in the Arqov Formation that appears to underlie Zion’s Joseph License. The comparisons presented in our Permian prospect report were presented to the Israeli Petroleum Commissioner solely as part of our overall geological and economic analysis justifying the drilling of a “wild-cat” test well on the Ma’anit structure to Permian targets.

b. The Asher Menashe License

In May 2005, we applied for a preliminary permit with priority rights to conduct exploration activities on areas covering approximately 500,000 dunam (approx. 124,000 acres) abutting the former Ma'anit-Joseph License and lying to its north and west in order to continue our exploration of the exploratory trend we developed under the Ma'anit License and Joseph Permit areas. In applying for the permit, we proposed a two-staged program of geological and geophysical work extending over an 18 month period aimed at developing a drillable prospect in the permit area.

On August 1, 2005, we were granted Preliminary Permit No. 186/”Asher” with Priority Rights for an area covering 490,000 dunam (approx. 121,100 acres). The permit, covering lands on the Israeli coastal plain and the Mt. Carmel range stretching north to the outskirts of Haifa, was for a period of 18 months terminating on January 31, 2007.

In connection with the work program requirements for the Asher Permit and continuing exploration of the Ma’anit-Joseph License area, we reprocessed approximately 200 kilometers of seismic lines and used the data to begin detailed mapping of a number of prospect leads.

On January 31, 2007, in accordance with the terms of the Asher Permit, we submitted a Final Report and Prospect Identification. In conjunction with the report and in exercise of our priority rights under the permit, we filed an application with the Petroleum Commissioner for a petroleum exploration license on approximately 322,000 dunam (approximately 81,000 acres) north of the Ma'anit-Joseph License, of which approximately 310,000 dunam (approximately 78,000 acres) were subject of the Asher Permit and some 12,000 dunam (approximately 3,000 acres) abutted the Permit acreage to the north. In the application, we proposed to include the acquisition of 20 kilometers of new seismic data in the Ramot Menashe region and the drilling of a test well in that region to the Triassic formation.

On June 10, 2007 the Asher-Menashe License was granted. The Asher-Menashe License has an initial three-year term, which term may be extended for an additional four years (seven years in all).

On September 17, 2007, we entered into a contract with the Geophysical Institute of Israel (“GII”) to conduct a geophysical survey, including the acquisition of seismic, magnetic and gravimetric data, in the Asher-Menashe License area. The purpose of the survey is to upgrade leads that we identified in the license area, specifically the Ramot Menashe and Nahal Me'arot leads, into drillable prospects. Following detailed planning of a 50 kilometer survey, on December 24, 2007, we commenced field acquisition of new seismic data.

On January 23, 2008, we completed the field acquisition of approximately 52.5 kilometers of seismic data, including four lines of approximately 33.1 kilometers in the Ramot Menashe area and three lines of approximately 19.4 kilometers in the Nahal Me’arot area. The data has been shipped to Texas for processing with state of the art seismic processing software. Concurrently, we completed the acquisition of magnetic and gravimetric survey data in the areas, which data is being analyzed and integrated with existing geological and geophysical surveys of the areas.

Summary of Current and Planned Exploratory Activities on the two Licenses

In order to understand and interpret the geology of our license areas, Zion’s staff of three geologists is using an Israeli country-wide seismic database residing in our Kingdom seismic interpretation and geologic mapping software from Seismic Micro Technology. Our geo-scientists are utilizing two workstations containing the software. The database consists of 226 seismic sections totaling approximately 3,150 kilometers of coverage and also includes the stratigraphic sections from all the wells drilled in Israel.

Currently, Zion is developing one prospect and four leads in its license areas. The prospect and one lead are located in the Joseph License area and three of the leads are located in the Asher-Menashe License area. The map appearing at page 5 shows the outline of our Joseph and Asher-Menashe Licenses and the general location of the prospect and leads we have developed. In late January 2008, we completed the acquisition of an additional 52.5 kilometers of new seismic and related magnetic and gravimetric data in the Asher-Menashe License with the intent of (a) upgrading two of the three leads, specifically, the Ramot Menashe and the Nahal Me’arot leads, into firm prospects, (b) locating the preferred drill site for our commitment well under the Asher-Menashe License work program, and (c) further enhancing our understanding of the geology and geologic history of the areas. The data is currently being processed in Texas with state of the art seismic processing technology. It is expected that the processing, interpretation and integration of this data, and the concurrently acquired magnetic and gravimetric survey data, into our existing data base will be completed by April 2008. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Plan of Operations” at page 28 and “BUSINESS - b. The Asher-Menashe License” at page 8.

From studies conducted by us to date, we have five areas under investigation, shown on the map appearing at page 5. Within these areas, acreage in excess of 24,000 acres could possibly contain commercial quantities of hydrocarbons.

The prospective geological horizons in the areas are in the Middle to Lower Triassic section of the Mesozoic Age and the Upper Permian section of the Paleozoic Age, during which geological periods all of the prospective areas were situated in what is believed to have been a high energy depositional environment. That means the environment in which the carbonates were deposited is shallow water close to the shoreline with high energy characteristics such as wave action, strong tidal currents, etc. As discussed under “BUSINESS- a. The Joseph License” at page 6, in the presentation of the Permian prospect submitted to the Petroleum Commissioner on October 29, 2007, the Upper Permian Arqov formation, which appears to underlie both Zion’s Joseph and Asher-Menashe Licenses, bears a striking similarity to the Upper Permian Khuff formation in the Persian Gulf region. As discussed, the Khuff formation is the main reservoir for the prolific off-shore gas bearing North Field in Qatar and South Pars Field in Iran.

Based on its analysis, Zion believes that there are prospective hydrocarbon bearing intervals at depths between 12,500 feet and 18,000 feet on both its Joseph and Asher Ma’anit Licenses and that, if successful, the primary hydrocarbons will be natural gas and condensate, with the possibility of some oil.

Drilling Operations and Plans on the Licenses

In 2005, Zion drilled the Ma’anit #1 well on the Ma’anit structure in the Joseph License area. Drilling breaks and shows of hydrocarbons were recorded from 12,000 to the total depth of 15,500 feet. Due to mechanical problems that prevented us from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested and the well was abandoned in June 2007 as we determined that the well was incapable of producing oil and/or gas in commercial quantities. In this connection we recorded an impairment of $9,494 thousand to our unproved oil and gas properties.

The Ma’anit structure encompasses approximately 9,600 acres and, compared to any other well in North Central Israel, the top of Triassic in the Ma’anit #1 is over 1,600 feet higher, i.e. closer to the surface.

Zion’s current plans are to re-enter the Ma'anit #1 well and then ‘sidetrack’ and drill directionally to a distance approximately 2,500 feet northeast of the present location to at least a total measured depth of 15,400 feet to the Triassic formation in fulfillment of the terms of the Joseph License. Zion would ultimately like to deepen the well to a projected true vertical depth of 18,040 feet in the Permian section of the Paleozoic Age. The purpose of the well is both to appraise the apparent findings of the Ma’anit #1 in the Triassic at a depth of between approximately 12,000 and 15,400 feet and to test the deeper Permian horizons at a depth of between approximately 16,000 and 18,000 feet. The bottom hole location for the second well on the Ma’anit structure has been chosen in an attempt to maximize the chance of being in localized fracturing in both the Triassic and the Permian sections. This could significantly improve the chances for a successful completion of the well at such extreme depths.

Based on the results of the Ma’anit #1 well, the primary product of the planned second well, the Ma’anit-Rehoboth #2, if successful, is expected to be natural gas plus condensate. However, while drilling one zone, crude oil entrained in the drilling fluid was circulated out of the well indicating that if the zone would produce commercial hydrocarbons, it would be primarily crude oil and therefore some zones may produce oil.

Preparations for drilling the Ma’anit-Rehoboth #2 well are continuing. However, the timing of the commencement of drilling the well is uncertain. This is because there is currently no drilling rig in Israel capable of drilling to either the Triassic or the Permian. We are in negotiations with an international contractor for the purpose of bringing into Israel a rig capable of drilling to the target depths. In order to justify the importation costs, we, together with other on-shore operators, are considering a multi-well drilling program in which we will commit to the drilling of the Ma’anit-Rehoboth #2 well. This program would require us to raise additional funds through equity offerings or loans during 2008 and/or sell a portion of our rights in all or part of the Joseph License. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Overview” - “- Plan of Operations” and “- Liquidity and Capital Resources” at pages 27 and 29.

Due to the depth and slow bit penetration rates, dry hole drilling costs per well are estimated to be between $7.8 million and $9.5 million, depending on the target depths. Completed well costs are estimated to be between $9 million and $11 million. Because of the plans to drill the Ma’anit-Rehoboth #2 by sidetracking and drilling directionally following the reentry of the Ma’anit #1 to a depth of approximately 10,000 feet, the dry hole drilling costs of that well will be only between $4.5 million to $6.6 million depending on the target depths; with completed hole costs of between $5.3 million and $8.1 million.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of approximately 14 exploration companies or consortia. These are primarily relatively small local or foreign companies with limited financial resources, except for two consortia consisting of local Israeli and foreign participants which have substantial financial resources. Of the 14 groups, five (including the two more financially substantial consortia) are engaged primarily in off-shore activities which is not an area in which we are currently active or interested. Of the participants in on-shore activities, only two companies other than Zion are active in the northern half of Israel in which our activities are concentrated. We are aware of no oil and gas exploration companies which are at present actively considering potential activities in the areas subject of our Joseph and Asher-Menashe Licenses. Primarily for geopolitical reasons, Israel (particularly on-shore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. However, given the limited availability in Israel of oil field service companies, equipment and personnel, in periods of increased exploration interest and activity as at present, there is considerable competition for available equipment and services. In this market Zion has no particular advantage and, when competing for rig availability, is limited by the availability of necessary funding. We attempt to enhance our position in this market by developing and maintaining good professional relations with oil field service providers and a high level of credibility in making and meeting commercial commitments.

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

At the present time, Israel can absorb any discovery of oil, condensate or gas liquids. Israel's total energy and petrochemicals consumption of liquid hydrocarbons in 2006 was estimated by Israeli government sources to have been the equivalent of 73.6 million barrels of oil, approximately 14% of which is for electric power generation. This leaves approximately 63 million barrels per year of demand for liquid hydrocarbons if all the electric power generation needs are met by coal and gas. Even a giant oil field discovery (of which there can be no assurance) with a project life of almost 50 years, would not result in maximum production in any single year in excess of 63 million barrels. At this time there is no competition for locally produced oil.

Because Israel imports all of its crude oil needs and the market for crude oil in Israel is limited to two local oil refineries, the closest located in Haifa approximately 25 miles from the site of the Ma’anit #1 well, no special marketing strategy need be adopted with regard to any oil that Zion may discover. Zion believes that it will have a ready local market for its oil at market prices and will have the option of exporting to the international market. An oil transfer pipeline between the Haifa and the Ashdod refineries lies less than 4 miles from the site of the Ma’anit #1 and the planned Ma’anit-Rehoboth #2 wells.

The natural gas market is developing in Israel following the offshore discovery of the Mari-B field in 2000, the construction of several natural gas-fired generating stations by the national electric company and the planned construction of several gas-fired independent power producers (IPPs) and inside-the-fence plants by a number of large industrial users, the first of which was inaugurated at the end of August 2007. The Israeli government is encouraging the power and industrial sectors to convert to natural gas and has completed most of the offshore underwater natural gas pipeline infrastructure intended to connect the newly discovered offshore gas fields to the markets in Israel; construction of the first phases of the onshore pipeline system has also been completed. It is believed that the electrical generating sector, together with the industrial, commercial, and future residential sectors when developed, should be able to absorb any gas discovery within a reasonable period. As the system is being developed we are seeing an upward trend in the gas price now in the range of $3,500 to $4,500 per billion BTU. Tenders are currently being issued by the Israeli government for the establishment of local distribution companies in several regions of the country and the Israeli government has announced its strategic need to find additional suppliers of natural gas for the anticipated significant expansion of the market.

In the Ma’anit area, a market for approximately 2,500 mcfpd currently exists within 1,000 feet of the Ma’anit #1 wellsite and the planned Ma’anit-Rehoboth #2 well. In conversation, representatives of the Israel Natural Gas Authority stated that a high-pressure transportation line from offshore line’s existing landfall at Hadera to Ma’anit is expected to be completed by the end of 2009. The cross-country, high-pressure gas transportation currently in construction is expected to pass within 3,000 feet of the well sometime between 2011 and 2013. Entry into either of those pipelines would open the entire country to gas marketing from Zion’s license areas.

Israel's Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law, 5712-1952. The administration and implementation of the Petroleum Law is vested in the Minister of National Infrastructures, the Petroleum Commissioner and an advisory council (the "Petroleum Council"). The following discussion includes a brief summary review of certain provisions of the Petroleum Law as currently in effect. This review is not complete and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

Petroleum resources are owned by the State of Israel, regardless of whether they are located on state lands or the offshore continental shelf. No person is allowed to explore for or produce petroleum without being granted a specific right under the Petroleum Law. Israeli law provides for three types of rights, two relevant to the exploration stage and the third for production.

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

Petroleum Rights Fees. The holders of preliminary permits, licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (on-shore or off-shore) of the right, acreage subject of the right and, in the case of a license, the period during which the license has been maintained. The fees range from New Israeli Shekels (NIS) 61.56 (approx. US$17.49 at the Bank of Israel representative rate published on March 27, 2008) per 1,000 dunam (approx. 247.11 acres) per year for a permit to NIS 933 (approx. US$265.06) per 1,000 dunam per year for a lease (except for 50,000 dunam around each producing well for which no fee is due).

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

If the holder of a petroleum right does not comply with the work program provided for by the terms of the right, the Petroleum Commissioner may issue a notice requiring that the holder cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the right. If the petroleum right is cancelled following such notice, the holder of the right may, within 30 days of the date of notice of the Commissioner's decision, appeal such cancellation to the Minister of National Infrastructures. No petroleum right shall be cancelled until the Minister has ruled on the appeal.

The holder of a license or lease on which there is a producing well is required to pay a royalty to the government of 12.5% of production. The government may elect to take the royalty in kind, or take payment in cash for its share of production.

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

Petroleum Taxation

Our activities in Israel will be subject to taxation both in Israel and in the United States. Under the U.S. Internal Revenue Code, we will be entitled to claim either a deduction or a foreign tax credit with respect to Israeli income taxes paid or incurred on our Israeli source oil and gas income. As a general rule, we anticipate that it will be more advantageous for us to claim a credit rather than a deduction for applicable Israeli income taxes on our United States tax return. A tax treaty exists between the United States and Israel that would provide opportunity to use the tax credit.

Exploration and development expenses. Under current Israeli tax laws, exploration and development expenses incurred by a holder of a petroleum right can, at the option of such holder, either be expensed in the year incurred or capitalized and expensed (or amortized) over a period of years. Most of our expenses to date have been treated for Israeli income tax purposes as accumulated expenses.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and from 2010 onward, the tax rate will be 25%. Furthermore, as from 2010, upon reduction of the company tax rate to 25%, real capital gains will be subject to a tax of 25%.

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

Exploration Expenditures

In the course of 2005, 2006 and 2007, we spent the following approximate amounts on exploration:

	2007	2006	2005
	$ (in thousands)
Ma'anit-Joseph and Joseph Licenses
Geological & Geophysical Operations	140	81	54
Exploratory Drilling Operations	3,271	495	6,188

Asher Permit and Asher-Menashe License
Geological & Geophysical Operations	177	227	54
Total	$3,588	$803	$6,296

Environmental Matters

Oil and gas drilling operations could potentially harm the environment if there are polluting spills caused by the loss of well control. The Petroleum Law and regulations provide that the conduct of petroleum exploration and drilling operations be pursued in compliance with “good oil field practices” and that measures of due care be taken to avoid seepage of oil, gas and well fluids into the ground and from one geologic formation to another. The Petroleum Law and regulations also require that, upon the abandonment of a well, it be adequately plugged and marked. Recently, as a condition for issuing the required permit for the construction of a drilling location, the planning commissions have required the submission of a site remediation plan, subject to approval of the environmental authorities. The costs of future restoration and remediation can be estimated as the restoration and remediation are typical for the industry and part of “oil field best practices”. At this time, we anticipate that the cost of the environmental requirements, site remediation and plugging costs will not be greater than approximately $50,000 per well drilled on either the Joseph or Asher-Menashe License. Our operations are also subject to claims for personal injury and property damage caused by the release of chemicals or petroleum substance by us or others in connection with the conduct of petroleum operations on our behalf.

On October 22, 2007, a private (non-government sponsored) bill entitled “Proposed Law for the Remediation of Polluted Lands, 5768-2007” was introduced in the Knesset (the Israeli parliament). If adopted the proposed law will provide for a regulatory regime that will require persons engaged in activities involving “dangerous materials” (which are defined to include also crude oil, natural gas and other forms of hydrocarbons produced under the Petroleum Law), including their production, treatment, handling, storage and transportation, that may affect land or water resources to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health. Under the proposal, persons responsible, directly or indirectly, will be liable for the clean-up costs; violations of the law may result in criminal sanctions. We do not know and cannot predict whether the proposed law will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect our activities, how and to what extent.

There are no known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any environmental laws. We are not aware of any events of noncompliance in our operations in connection with any environmental laws or regulations and we are not aware of any potentially material contingencies related to environmental issues. However, we cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on our future business.

Proposed Legislation

In January 2007, the Ministry of National Infrastructures distributed for comment a proposal for the enactment of new legislation under the proposed name “Fuel Economy Law”. Under the proposal as currently drafted, the following activities among others as relate to crude oil and its products would require licenses by Director of the Fuel Authority in the Ministry of National Infrastructures: import, export, refining, storage, dispensing and loading, transport, marketing and sale. Further under the proposal a condition for the receipt of a license is that the licensee be a corporation incorporated under the Israeli Companies Law. As currently drafted, the proposal does not provide for exceptions for entities holding petroleum rights under the Petroleum Law; however, it is not certain that, even if enacted as currently proposed, the provisions of the proposed law would supersede the provisions of the Petroleum Law. We submitted comments to the Ministry with the aim of clarifying that any law to be presented for enactment clarify that the rights of holders of licenses and leases granted under the Petroleum Law will not be compromised.

On October 25, 2007, we received a letter from the Deputy Legal Advisor in the Ministry which confirmed that, while it is intended to introduce a licensing regime applicable to all participants in the fuel economy, including holders of petroleum rights, there is no intention to deprive a petroleum rights holder of its right to market and sell hydrocarbons produced under a petroleum right issued pursuant to the Petroleum Law. The letter also stated that the Ministry intended to amend the language of the proposal taking into consideration our comments and those of other interested persons. We do not know and cannot predict the results of any attempt to enact the proposed Fuel Economy Law, as currently drafted or as may be amended or, if enacted, the effect of such law on our rights under the Petroleum Law or the results of any legal challenge to the law by a holder of a license or lease issued under the Petroleum Law.

Political Climate

Between October 2000 and the summer of 2004, there was a significant increase in violence primarily in the West Bank and the Gaza Strip, and negotiations between Israel and Palestinian representatives ceased for a period of over thirty months. Negotiations recommenced in June 2003 with the internationally sponsored "Road Map" plan, to which there is significant opposition from extremists on both sides. With the death of the former chairman of the Palestinian Authority in November 2004, violence subsided and Israel effectively completed a disengagement process in the Gaza Strip and northern Samaria. Violence further diminished with the building by Israel of the security fence between centers of Israeli and Palestinian populations. The chances for this renewed peace process cannot be predicted. This uncertainty was heightened with the election in early 2006 of a majority of Hamas Party candidates to the Palestinian Authority parliament and the establishment of a Hamas-led government in the Palestinian Authority. In late June 2006, following a terrorist attack from Gaza on an Israeli army outpost in Israel and the kidnapping of an Israeli soldier, Israel commenced military action in Gaza. In July 2006, following the launching of rocket attacks on Israeli border villages and the killing and kidnapping of several Israeli soldiers on patrol in Israel by the Lebanese-based Hezbollah terrorist organization, Israel commenced military action aimed at returning the kidnapped soldiers and removing the Hezbollah threat from Israel's northern border. Following international diplomatic efforts and a United Nations Security Council resolution, a cease-fire was implemented in Lebanon in August 2006. In February 2007, pursuant to an arrangement sponsored by Saudi Arabia, the rival Palestinian Hamas and Fatah parties agreed to a plan (the "Mecca Accords") pursuant to which the Hamas government resigned and was replaced by a multi-party coalition government.

Following a military coup in mid-2007 by the Hamas in Gaza, the multi-party coalition government formed under the Mecca Accords was disbanded and a new Fatah-led Palestinian Authority government established with effective control of the West Bank; Hamas maintains in effective control of the Gaza Strip. While shelling of Israeli settlements from Gaza continues, political dialogue between Israel and the Palestinian Authority has been restarted under the auspices of the United States and supported by the international community in the context of the regional conference convened in Annapolis, Maryland in late November 2007,in accordance with the resolutions of which direct negotiations between Israel and the Palestinian Authority commenced in January 2008 with a declared aim of reaching an agreement by early 2009.

Employees

We currently employ eighteen employees, two of whom are on a part-time basis. During the coming twelve months, we may hire more full-time employees. We also expect to hire several consultants for specific short-term services. None of our current employees is subject to any collective bargaining agreements and there have been no strikes.

Charitable Trusts

If we are successful in finding commercial quantities of oil and/or gas in Israel, we intend to donate a portion of our revenues from production of oil and gas to charities in Israel, the United States and elsewhere in the world. The donations will be made through entities we intend to establish. We plan to form two charitable foundations with the intention that the Israeli foundation to qualify as a “Public Institution” in Israel. The domicile of the charitable foundation for contributions outside Israel and the exact form of the royalty or equivalent net operating profits interests to be donated have not yet been determined. The tax-exempt status of the foundations will depend upon their legal structure, which is being developed with the advice of tax counsel and considering the outcome of negotiations with the Israeli Income Tax Authority in the case of the Israeli “Public Institution” and tax officials of other jurisdictions in which the established net of the non-Israeli foundation is being considered.

We plan to establish these charitable foundations shortly in order to minimize formation costs and potential tax liabilities. Decisions concerning the specific charitable beneficiaries and the amounts to be donated will be made by the boards of the foundations, which shall be independent of Zion, in accordance with their organizational documents and procedures and the laws of their jurisdictions of establishment.

Our shareholders, in a resolution passed at the 2002 Annual Meeting, approved the concept in principle, as well as the specific sources of interest to be donated to the trusts. Specifically, the shareholders resolution gave the board the authority to transfer to each charitable foundation a (i) 3% overriding royalty interest, (ii) a net operating profits interest economically equivalent to a 3% royalty interest, or (iii) substantially equivalent interests.

We have elected to donate the 3% overriding royalty interests and not the other interests, subject to any legal and tax restrictions under Israeli law as may be in effect at the time of the transfer of the interest. If, due to increased tax liability, we elect not to donate the royalty interest but rather donate a substitute interest (such as a net operating profits interest) then the amount of the substitute interest would be calculated and specified such that it would have the same economic value to the charitable foundation as would a 3% royalty interest.

These charitable trusts are to be new, separate and independent of any charitable organization supported by (or affiliated with) any of our officers or directors (a "Related Charitable Organization"). Nothing in the charters, organizational documents or bylaws of our charitable trusts will prohibit any Related Charitable Organization from applying for a grant or other financial support from one of the Zion charitable foundations. However, any member of the governing body or committee recommending allocation of grants of one of the charitable foundations who is affiliated with a Related Charitable Organization applying for such financial aid will be precluded from voting on the grant.

We are subject to the following significant risk factors:

We are an exploration stage company with no current source of income and, consequently, our financial condition has been unsound in the past and might again be so in the future.

We were incorporated in April 2000 and are still an exploration stage company. Our operations are subject to all of the risks inherent in exploration stage companies with no revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business. We cannot warrant or provide any assurance that our business objectives will be accomplished. All of our audited financial statements since inception have contained a statement by the auditors that raise substantial doubt about us being able to continue as a "going concern" unless we are able to raise additional capital.

If we are unable to obtain additional financing, we may be unable to execute our business plan.

Our planned work program is expensive. We estimate that the cost of drilling our planned well (tentatively designated the Ma'anit-Rehoboth #2) to enable us to appraise our findings in the Triassic on the Ma'anit prospect will be as much as $4.5 million for a dry hole and $5.3 million for a completed producer, assuming that we do not encounter any significant drilling or completion problems. The cost of drilling the well to the Permian is estimated to be about $6.6 million for a dry hole and $8.1 million for a completed product.

Taking into account the funds currently available to us and our working capital needs, we will need to raise approximately $2.6 million net proceeds in the coming months for us to be able to drill the Ma’anit-Rehoboth #2 to the Triassic formation. If we are unable to raise this amount within a time frame that will allow us to commence drilling this well by August 31, 2008 or we are unable to attract joint venture participants in the project within such a time frame, then, unless we raise additional funds in amounts equal to approximately $225,000 per each month of delay in the commencement of the well beyond August 31, 2008, we may not be able to drill the planned well. The amount of $225 thousand per month represents our projected monthly expenditure rate if all discretionary expenses were eliminated.

If we only raise $2.6 million net proceeds in our attempted financings, then even if the Ma'anit-Rehoboth #2 well is completed in the Triassic as a commercial well, we may have to seek additional forms of financing, including the sale (if possible) of a portion of our license rights, in order to enable us to deepen the Ma’anit-Rehoboth #2 to the Permian, as planned, and to meet our obligations to drill a test well on our Asher-Menashe License, as well as to enable us to drill additional wells whether to develop the Ma’anit prospect if the Ma’anit-Rehoboth #2 is successful or to drill other prospective leads.

Any additional financings could cause your relative interest in our assets and potential earnings to be significantly diluted. Even if we have exploration success, we may not be able to generate sufficient revenues to offset the cost of dry holes and general and administrative expenses.

There is currently no rig available in Israel capable of drilling to the target depths. We are in negotiations with an international drilling contractor and, if the negotiations are not successfully completed, we may be unable to commence our planned drilling operations as contemplated.

As of the date of this Annual Report, there is no rig available in Israel to conduct the drilling that our business plan contemplates. We are currently in negotiations with an international drilling contractor outside of Israel and have accepted their proposal in principle. Until such time as we sign a legally binding agreement, there can be no assurance that we will be able to come to an agreement with the drilling contractor to drill our planned well(s) on commercially reasonable terms, or at all. Moreover, even if we reach an agreement or understanding with the drilling contractor, the contractor will need to obtain certain permits and requisite authorization before the rig can be brought into Israel. We estimate that these procedures, over which we have no control, can take up to four months from their commencement. Finally, under the current terms of each of our licenses, unless we commence the drilling of a well by July 1, 2009 (which date is subject to extension by the Israeli Petroleum Commissioner), we risk losing the license. Any delay in our drilling timetables can have a material adverse effect on the prosecution of our business plan.

We have no proved reserves or current production and we may never have any.

We do not have any proved reserves or current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

We have a history of losses and we could remain unprofitable for a long time.

We incurred net losses of $13,047 thousand for the year ended December 31, 2007 (of which $9,494 thousand reflected the impairment of our unproved oil and gas properties recorded in connection with the abandonment of our Ma’anit #1 well), $2,510 thousand for the year ended December 31, 2006 and $20,387 thousand for period from April 6, 2000 (inception) to December 31, 2007. We cannot assure that we will ever be profitable.

We have significant cash commitments for executive compensation, thus reducing the amounts of money available for exploratory drilling.

Under existing compensation agreements, we are committed to pay to certain of our executive officers and employees approximately $1,602 thousand on an annual basis. As of December 31, 2007, these and other officers have voluntarily committed to defer payment of $1,017 thousand of unpaid compensation that accrued through December 31, 2007, to at least July 1, 2008, subject to partial earlier payment in certain circumstances. There is no assurance that such deferral will continue in the future. If we do not have a discovery of oil or gas, a sizable portion of our capital resources, including the amounts raised in the future, may be used for executive compensation, reducing the amounts available for exploratory drilling. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources, page 29.”

Oil and gas exploration is an inherently risky business.

Exploratory drilling involves enormous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. Even when properly used and interpreted, seismic data analysis and other computer simulation techniques are only tools used to assist geoscientists in trying to identify subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically available. The risk analysis techniques we use in evaluating potential drilling sites rely on subjective judgments of our personnel and consultants.

Operating hazards and uninsured risks with respect to the oil and gas operations may have material adverse effects on our operations.

Our exploration and, if successful, development and production operations are subject to all of the risks normally incident to the exploration for and the development and production of oil and gas, including blowouts, cratering, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental and operating risks. These hazards could result in substantial losses due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. While as a matter of practice we take out insurance against some or all of these risks, such insurance may not cover the particular hazard and may not be sufficient to cover all losses. The occurrence of a significant event adversely affecting any of the oil and gas properties in which we have an interest could have a material adverse affect on us, could materially affect our continued operation and could expose us to material liability.

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

Kibbutz Ma'anit (where we have drilled our first well and plan to drill a second well) is in an area adjacent to Israeli Arab towns where anti-Israeli rioting broke out in late 2000. Any future armed conflict (including the renewal of the conflict in the summer of 2006 between Israel and the Hezbollah terrorist organization based in Lebanon and its expansion into areas in which we are operating or into central Israel), political instability or continued violence in the region could have a negative effect on our operations and business conditions in Israel, as well as our ability to raise additional capital necessary for completion of our exploration program.

Economic risks may inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

exchange rate fluctuations;

royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

changes in Israel's economy that could cause the legislation of oil and gas price controls.

Consequently, our operations may be substantially affected by local economic factors beyond our control, any of which could negatively affect our financial performance and prospects.

Legal risks could negatively affect the value of Zion.

Legally, our operations in Israel may be subject to:

changes in the Petroleum Law resulting in modification of license and permit rights;

adoption of new legislation relating to the terms and conditions pursuant to which operations in the energy sector may be conducted;

changes in laws and policies affecting operations of foreign-based companies in Israel; and

changes in governmental energy and environmental policies or the personnel administering them.

The Israeli Ministry of National Infrastructures is considering proposed legislation relating to licensing requirements for entities engaged in the fuel sector that, if adopted as currently proposed, may result in our having to obtain additional licenses to market and sell hydrocarbons that may be discovered by us. We have been advised by the Ministry that they do not intend to deprive a holder of petroleum rights under the Petroleum Law of its right under that law to sell hydrocarbons discovered and produced under its petroleum rights. See “BUSINESS—Proposed Legislation” at page 14. We cannot now predict whether or in what form the proposed legislation may be adopted or, if adopted, its possible impact on our operations. Further, in the event of a legal dispute in Israel, we may be subject to the exclusive jurisdiction of Israeli courts or we may not be successful in subjecting persons who are not United States residents to the jurisdiction of courts in the United States, either of which could adversely affect the outcome of a dispute.

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

Due to the lack of competitive resources in Israel, costs for our operations may be more expensive than costs for similar operations in other parts of the world. We are also more likely to incur delays in our drilling schedule and be subject to a greater risk of failure in meeting our required work schedule. Similarly, some of the oil field personnel we need to undertake our planned operations are not necessarily available in Israel or available on short notice for work in Israel. Any or all of the factors specified above may result in increased costs and delays in the work schedule.

Our dependence on Israeli local licenses and permits may require more funds than we have budgeted and may cause delays in our work schedule.

In connection with drilling operations, we are subject to a number of Israeli local licenses and permits. Some of these are issued by the Israeli security forces, the Civil Aviation Authority, the Israeli Water Commission, the Israel Lands Authority, the holders of the surface rights in the lands on which we intend to conduct drilling operations, including Kibbutz Ma'anit, local and regional planning commissions, and environmental authorities. In the event of a commercial discovery and depending on the nature of the discovery and the production and related distribution equipment necessary to produce and sell the discovered hydrocarbons, we may be subject to additional licenses and permits, including from various departments in the Ministry of National Infrastructures, regional and local planning commissions and the environmental authorities. If we are unable to obtain some or all of these permits or the time required to obtain them is longer than anticipated, we may have to alter or delay our planned work schedule, which would increase our costs.

If we are successful in finding commercial quantities of oil and gas, our operations will be subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment, which can adversely affect the cost, manner or feasibility of our doing business. Many Israeli laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both.

If compliance with environmental regulations is more expensive than anticipated, it could adversely impact the profitability of our business.

Risks of substantial costs and liabilities related to environmental compliance issues are inherent in oil and gas operations. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas exploration and production, would result in substantial costs and liabilities. This could also cause our insurance premiums to be significantly greater than anticipated. (See “BUSINESS - Environmental Matters” at page 14.)

Fluctuation in oil and gas prices could adversely affect our financial condition.

If we are successful in finding commercial quantities of oil and/or gas, our revenues, operating results, financial condition and ability to borrow funds or obtain additional capital will depend substantially on prevailing prices for oil and natural gas. Declines in oil and gas prices may materially adversely affect our financial condition, liquidity, ability to obtain financing and operating results. Lower oil and gas prices also may reduce the amount of oil and gas that we could produce economically.

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

We are committed to donating in the form of a royalty interest or equivalent net operating profits interest of 6% of our gross sales revenues, if any, (after payout of exploration costs through the first discovery well) to two charitable foundations. In addition, we will be allocating 1.5% royalty interest or equivalent net operating profits interest (after payout of drilling costs on a well-by-well basis) to a key employee incentive plan designed as bonus compensation over and above our required executive compensation payments. This means that the total royalty burden on our property (including the government royalty of 12.5%) will be up to 20%. As our expenses increase with respect to the amount of sales, these donations and allocation could significantly dilute future earnings and, thus, depress the price of the common stock.

Sales of Units of our shares and warrants in our open public offering and the exercise of currently outstanding warrants may adversely affect the market price of our common stock

On February 1, 2008 we filed a registration statement on Form S-3 with the SEC in connection with a public offering of between 325,000 (minimum) and 2,500,000 (maximum) Units (the “Unit Offering”) of shares of our common and warrants (“Unit Warrants”) to purchase shares at $10 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at $7.00 per share exercisable after the termination of the Unit Offering. The registration statement has not yet been declared effective by the SEC and sales of units have not yet commenced. See “MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Overview” at page 27.

We currently have (a) warrants outstanding to purchase 161,246 shares of common stock at prices ranging between $5.00 and $8.75 per share of which warrants to purchase 114,625 are exercisable through December 31, 2008 and warrants to purchase 46,621 shares are exercisable through September 25, 2009, and (b) employee stock options outstanding to purchase 250,549 shares of common stock at prices ranging between $0.01 and $5.60 per share. Additionally, our officers may elect to receive payment of all or part of approximately $1,017 thousand in deferred and accrued salary payments (as of December 31, 2007) in the form of Units in the Unit Offering.

The sale or possibility of sale of Units in the Unit Offering and the exercise or possibility of exercise of the Units Warrants and other outstanding warrants and employee stock options could have an adverse effect on the market price for our common stock. If and to the extent the Units are purchased and the Unit Warrants and other warrants and employee stock options are exercised, you may experience dilution to your holdings.

Voting control is concentrated in management, which effectively limits your shareholder voting rights.

The management of Zion, including John Brown who holds proxies from 32 other shareholders, controls more than 41.5% of the voting shares of Zion as of March 26, 2008 and may continue to hold up to 40.3% of the voting shares if the Unit Offering is closed at the minimum amount, and up to 33.3% if the Unit Offering is closed at the maximum. The ability of management to exercise significant control over us through July 8, 2008 (at which date certain voting agreements covering approximately 12.9% of the currently outstanding voting shares between Mr. Brown and persons not members of management terminate) may discourage, delay or prevent a takeover attempt that a shareholder might consider in their best interest and that might result in a shareholder receiving a premium for their common stock. Also, management may have the ability to:

•	control the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

•	elect all of the members of our board of directors;

•	prevent or cause a change in control of our company; and

•	decide whether to issue additional common stock or other securities or declare dividends.

We have a limited number of authorized shares of common stock available for issuance and if our stockholders do not approve an increase in the authorized number of shares of our common stock we may be unable to raise significant additional capital beyond this Offering.

As of March 26, 2008, we had 20 million authorized shares of common stock, of which 10,120,893 shares of our Common Stock were issued and outstanding and an additional 1,161,246 are reserved for issuance upon exercise or conversion of outstanding warrants or authorized options. If we are successful in closing the Unit Offering at the minimum amount, we will have 10,445,893 million shares outstanding and 1,505,746 reserved for issuance upon exercise of outstanding warrants (including the Unit Warrants and warrants to be issued to underwriters in conjunction with the Unit Offering) and authorized options. If we are successful in closing the Unit Offering in the maximum amount, we will have 12,620,893 million shares issued and 3,811,246 reserved for issuance upon exercise of outstanding warrants (including the Unit Warrants and the warrants to be issued to underwriters in conjunction with the Unit Offering) and authorized options. Thus, following the closing of the Unit Offering at either the minimum or the maximum amount, we will have a limited number of shares of common stock available for issuance. The limited availability of shares of common stock may hinder our ability to raise capital through the issuance of equity or securities convertible into equity, if the need should so arise. Management plans to propose at the 2008 annual meeting of stockholders which we anticipate holding during the second quarter of 2008 that our stockholders approve an increase to the number of authorized shares of common stock available for issuance beyond 20 million shares. Under requisite law, the proposal to increase the number of authorized common stock needs the approval of the holders of a majority of the issued and outstanding shares of common stock at such time in order to become effective. No assurance can be provided that we will be able to obtain the requisite vote to increase our authorized common stock and the failure to increase our authorized common stock may have an adverse effect on our ability to raise additional capital when (and if) needed.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our share price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal controls over financial reporting and our management is required to issue a report concerning our internal controls over financial reporting in this Annual Report on Form 10-KSB for the effectiveness of our fiscal year ended December 31, 2007. Our independent auditors will be required to issue an opinion on the effectiveness of our internal controls over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2008. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

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

Our common stock has limited liquidity, so investors may not be able to sell any significant number of shares of our stock at prevailing market prices.

The average daily trading volume of our common stock was approximately 10,325 shares per day over the 90 day period ended March 26, 2008. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Our stock price and trading volume may be volatile, which could result in losses for our stockholders.

The equity trading markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market for our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated quarterly variations in our operating results,
•	changes in expectations as to our future financial performance or changes in financial estimates, if any,
•	announcements relating to our business or the business of our competitors,
•	conditions generally affecting the oil and natural gas industry,
•	the success of our operating strategy, and

•	the operating and stock performance of other comparable companies.

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. We cannot assure you that the market price of our common stock will increase to the per share price at which the Unit is offered or that the market price of common stock will not fluctuate or decline significantly.

 ITEM 2. DESCRIPTION OF PROPERTY

Oil and Gas Interests

The table below sets forth our working interests in the Joseph Project petroleum rights in Israel, the total acreage of each petroleum right and the expiration date of the rights as of March 21, 2008.

Type of Right	Name	Area (Acres)	Working Interest	Expiration Date
License	Asher-Menashe	78,824	100% (1)	June 9, 2010(2) (3)
License	Joseph	83,272	100% (1)	October 10, 2010(2) (3)

(1) All of the rights are subject to a 12.5% royalty interest due to the government of Israel under the Petroleum Law. Zion has also committed to donating the equivalent of a 6% (after payment of our exploration costs through the first discovery well) royalty interest (or equivalent net operating profits interest) to two charitable foundations. In addition, Zion will be allocating a 1.5% (after payout of drilling costs on a well-by-well basis) royalty interest (or equivalent net operating profits interest) to a key employee incentive plan.

(2) Extendable for periods of up to a total of seven years in all, subject to compliance with the terms of the license as may be amended.

(3) Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, will entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years - 50 years in all) subject to compliance with a field development work program and production.

Drilling Activity

In 2005, Zion reentered and deepened the Ma'anit #1 well bore to a depth of 4,719 meters (15,482 feet). On November 4, 2005, Zion temporarily abandoned its attempt to complete the Ma'anit #1. Remedial work-over, completion and testing activities recommenced in April 2007. On June 22, 2007, Zion abandoned the well.

Surface Rights

The surface rights to the drill site from which we drilled the Ma'anit #1 and plan to drill the Ma’anit Rehoboth #2 well are held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority (the "ILA"). Permission necessary to reenter and use the drillsite to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the ILA for the use of the surface rights is also required, which permission the ILA is required to grant under the Petroleum Law. On April 12, 2007, the Authority granted the required permission, subject to our paying an annual surface use fee and signing a land use agreement. The use fee through April 2008 was paid, but the agreement was not finalized prior to the relinquishment of the Ma’anit-Joseph License on June 22, 2007. We have been informed by the ILA that with the granting of the Joseph License, the permission granted in April 2007 continues in force, subject to our signing a land use agreement upon its preparation by the Authority. We do not know when the land use agreement will be ready for signature. We have also been informed that the ILA is currently reviewing the terms of its land use agreement for petroleum operations and is developing procedures for the conduct of petroleum exploration and production operations on lands subject to ILA control. We do not know when this review will be completed, the details of the procedures being considered, the expected date of issuance of the new procedures or the extent that the new procedures will affect our operations.

Office Properties

We lease approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2008. The monthly rental cost is $4,262.

We lease approximately 4,000 square feet of office space in Caesarea Industrial Park, Israel through January 31, 2009, with the option to extend the lease for two additional periods of six months each, at a monthly rental cost of $2,646 during the extended lease term and both option periods.

ITEM 3.	LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Market for the Common Stock

On January 25, 2006, we filed a Registration Statement with the Securities and Exchange Commission (“SEC”) on Form SB-2 (Registration No. 333-131275) for the registration of 2,672,000 shares of our common stock (as amended, the “2006 Registration Statement”). The Registration Statement was declared effective by the SEC on September 26, 2006.

Following the initial closing of the offering which was subject of the Registration Statement, our common stock was listed for trading on the American Stock Exchange commencing January 3, 2007, under the ticker symbol ZN. The range of closing prices below covers the period commencing January 3, 2007 and terminating December 31, 2007:

	High	Low
Fiscal Year
2007:
First Quarter	$14.05	$7.05
Second Quarter	8.50	4.02
Third Quarter	7.00	4.99
Fourth Quarter	7.50	5.28

The closing sales price of our common stock on March 26, 2008 was $6.36 per share.

Holders

As of March 26, 2008 there were approximately 2,927 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock. In addition, as of March 26, 2008, there were 16 record holders of options and warrants to purchase shares of our common stock.

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

Sales and Other Disposition of Registered Securities - Use of Proceeds

On January 25, 2006, we filed a Registration Statement (the “2006 Registration Statement”) with the SEC in connection with a public offering of 2,000,000 shares of our common stock at $7 a share with a minimum closing requirement of $2,450 thousand (350,000 shares) (the “2006 Public Offering”). Also registered in the offering were 521,200 shares underlying those of our outstanding warrants which had a final exercise date of December 31, 2006, and a total exercise price of $2,511 thousand. Our 2006 Registration Statement was declared effective by the SEC on September 26, 2006. On May 25, 2007, the offering was terminated following the completion of eight (8) closings in which we gave instructions to our transfer agent to issue a total 1,806,335 shares of common stock in consideration of $12,645 thousand, of which $12,221 thousand was cash and $424 thousand was debt conversion. On June 22, 2007, we filed a Post-Effective Amendment to our 2006 Registration Statement removing from registration 193,665 shares of common stock that were not sold in the 2006 Public Offering and 247,393 shares of common stock underlying warrants that were not exercised and that expired on December 31, 2006.

From the effective date of the 2006 Registration Statement and through December 31, 2007, we incurred for our account in connection with the issuance and distribution of shares of our common stock in the 2006 Public Offering expenses as follows:

In US$ (000)
Underwriting Commissions	$653
Expenses Paid to Underwriter	326
Other expenses as follows:
Accounting Fees and Expenses	111
Legal Fees and Expenses	167
Printing Fees and Advertising	207
Listing Fees (including SEC filing fees)	82
Transfer and Escrow Agent Fees	42
Other Expenses	120
TOTAL EXPENSES	$1,708

Except for a $100 thousand bonus awarded to an executive officer and director of the Company for services rendered as outside General Counsel in connection with the 2006 Public Offering prior to his joining the Company as an employee (which bonus is reflected as part of "Legal Fees and Expenses"), none of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the 2006 Public Offering through December 31, 2007, after deduction of the total expenses set forth above was $10,937 thousand (the "net public offering proceeds").

Through December 31, 2007, we used the net public offering proceeds as follows:

	In US$
a. Completion of Ma'anit #1 well	$1,242	(1)
b. Preparation for drilling of Ma'anit-Rehoboth #2 well	$2,029	(2)
c. Exploration Costs	$317	(3)
d. Compensation to officers and directors	$2,139	(4)(5)
e. Repayment of indebtedness	$144	(6)
f. Temporary investments	$4,466	(7)
g. Other	$476	(8)(5)

(1)
The $900,000 (exclusive of contingencies) originally estimated for the Ma'anit #1 well completion costs was exceeded as a result of the loss and partial recovery of tubing and an isolation packer that were stuck in the well.

(2)
The extent to which net public offering proceeds used for this purpose are lower at this time than originally projected results from the fact that there is currently no drilling rig in Israel which is capable of drilling the proposed well, as a result of which we have as yet not signed a drilling contract. Discussions are underway with a potential drilling contractor to bring an appropriate drilling rig into Israel to drill the planned well.

(3)
Originally estimated exploration costs of $500,000 will be exceeded as a result of the decision to conduct an expanded geophysical (seismic, gravimetric and magnetic) survey in order to develop two promising leads in the Asher-Menashe License to drillable prospects and locate the drill site to drill the commitment well required by the terms of that license on one of the prospects. The total exploration costs to be covered by the net public offering proceeds are now estimated at $925,000.

(4)
Includes repayment of indebtedness in an amount of $1,053 thousand, including $434 thousand of previously deferred compensation paid to the company's former Chief Executive Officer (in the amount of $352 thousand) and to the company's former Chief Financial Officer (in the amount of $82 thousand) in connection with their retirement and resignation, respectively. Also includes conversions of deferred compensation into shares by certain officers in the IPO in an amount of $204 thousand, along with normal payments to officers in the amount of $755 thousand and to directors in an amount of $127 thousand.

(5)
Compensation and working capital (general and administrative) expenses are greater than originally estimated due to the delay in the commencement of the second well as a result of the unavailability of adequate drilling rigs in Israel.

(6)
Does not include repayment of indebtedness to officers and directors which is included in note (4) above. Does include conversions of certain debts (other than those in note (4) above) into shares in the IPO.

(7)	U.S. investment account balance at December 31, 2007.

(8)
Including a $60,000 financial advisory and investment banking fee to the underwriter of the 2006 Public Offering pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement and working capital (general and administrative.

The remaining $124 thousand of the net operating proceeds were, on December 31, 2007, on deposit in our operating bank accounts in the U.S. and Israel.

Issuer Repurchases

We did not make any repurchases of our equity securities during the quarter ending December 31, 2007.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR ACCOMPANYING FINANCIAL STATEMENTS AND THE NOTES TO THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVE RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO RISK FACTORS UNDER THE “DESCRIPTION OF BUSINESS” SECTION ABOVE.

Overview

We have been engaged in oil and natural gas exploration on approximately 219,000 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Israeli Petroleum Law. We currently hold two exclusive exploration licenses which cover approximately 162,100 acres. One license, named the “Asher-Menashe License,” covers an area of approximately 78,825 acres which is located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The second license, named the "Joseph License," covers approximately 83,275 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. Each of the Asher-Menashe and Joseph Licenses have three-year terms, terminating on June 9, 2010 and October 10, 2010 respectively, which terms may be extended for up to an additional four years (seven years in all). Under the conditions of the licenses, we are under an obligation to commence the drilling of a well to a depth of at least 4,000 meters (approximately 13,200 feet) in the case of the Asher-Menashe License and 4,500 meters (approximately 14,850 feet) in the case of the Joseph License by July 2009, as such date may be extended with respect to either or both the licenses by the Israeli Petroleum Commissioner. In the event of a discovery, we will be entitled to convert the relevant portions of our licenses to 30-year production leases, extendable for additional periods up to a total of 50 years in all.

In 2005, in accordance with terms of previously held Ma'anit-Joseph License, we drilled the Ma'anit #1 well on the Ma'anit prospect, which is now subject to our Joseph License. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented us from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested and the well was abandoned in June 2007, following unsuccessful remedial workover operations conducted between April and June 2007.

During the seven years and nine months between our formation and December 31, 2007, we have received net proceeds from the issuance of our equity securities of $23,775 thousand and have invested in unproved oil and gas properties $12,084 thousand in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494 thousand was written off during the year ended December 31, 2007. As of December 31, 2007, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with seven exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation.)

On January 25, 2006, we filed a Registration Statement (the “2006 Registration Statement”)with the SEC in connection with a public offering of 2,000,000 shares of our common stock at $7 a share with a minimum closing requirement of $2,450 thousand (350,000 shares) (the "2006 Public Offering "). Our 2006 Registration Statement was declared effective by the SEC on September 26, 2006. On May 25, 2007, the offering was terminated following the completion of eight (8) closings in which we issued a total 1,806,335 shares of common stock in consideration of $12,645 thousand. On June 22, 2007, we filed a Post-Effective Amendment to our 2006 Registration Statement removing from registration 193,665 shares of common stock that were not sold in the offering and 247,393 shares of common stock underlying warrants that were not exercised and that expired on December 31, 2006.

Commencing January 3, 2007, our common stock has been listed and traded on the American Stock Exchange.

On February 1, 2008, we filed a Registration Statement with the SEC (the “2008 Registration Statement”)in connection with a public offering of 2,500,000 units (the “Units”) consisting of one share of our common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10 (the “Unit Offering”). The Unit Offering has a minimum closing requirement of $3,250,000 (325,000 units) (the “Minimum Unit Offering”). Our 2008 Registration Statement has not yet been declared effective by the SEC and sales of Units have not yet commenced. Under the terms of the Unit Offering, an initial closing will be scheduled as soon after the declaration of effectiveness as possible following the acceptance of subscriptions in the amount of the Minimum Unit Offering, which must be a date no later than 90 days following the declaration of effectiveness of the offering (which date may be extended by up to 60 days). The Unit Offering will remain open until the earlier to occur of (i) 180 days following the declaration of effectiveness (which date may be extended by up to 60 days), (ii) the date on which 2,500,000 Units have been subscribed and accepted, and (iii) such date as announced by us on no less than two trading days prior notice.

Going Concern Basis

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since we are in the development stage, we have limited capital resources, no revenue to date and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions in the past has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operations

Over the coming periods through December 31, 2008, we intend to pursue the following plan of operations:

1. Conduct geological and geophysical activities, including:

(a) completion of the acquisition, processing and interpretation of approximately 50 kilometers of new seismic lines and related magnetic and gravimetric surveys on the Asher-Menashe License area at an estimated cost of $650 thousand, of which about $625 thousand has already been expended, with the intent of upgrading two of the three leads on that License into firm drilling prospects;

(b) completion of a Joseph Project-wide study of the basement at a cost of approximately $33 thousand, of which $8 thousand has already been expended;

(c) reprocessing approximately 70 kilometers of existing seismic data at a cost of $11 thousand, of which $9 thousand has already been expended; and

(d) the selection of a drilling location on the Asher-Menashe License.

2. Continue preparations for the drilling of a well (the Ma'anit-Rehoboth #2) on the Ma'anit prospect in the Joseph License area to appraise our findings in the Triassic which we drilled in the Ma'anit #1 and, to explore zones in the Permian. The majority of long lead time items have been ordered and the equipment in stock (included as part of Unproved Oil and Gas Properties) reflect a cost of approximately $1,485 thousand.

The estimated dry hole cost of the planned Ma'anit-Rehoboth #2 well if drilled to the Triassic is $4,500 thousand, and $6,600 thousand if drilled to the Permian. The completed hole costs of the well if drilled to the Triassic is currently estimated as $5,300 thousand, and $8,100 thousand if drilled to the Permian. These amounts include approximately $1,335 thousand already expended.

Because of questions concerning the adequacy of the drilling rig used to drill the Ma'anit #1 well to drill the Ma’anit-Rehoboth #2 well as planned, whether to a Triassic or Permian target, we are in negotiations with an international drilling contractor to bring into Israel a rig capable of meeting our drilling requirements.

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $3,161 thousand at December 31, 2007 and $2,182 thousand at December 31, 2006. The increase in working capital is due to the successful completion of seven (7) closings of the 2006 Public Offering after December 31, 2006.

Net cash provided by financing activities was $8,218 thousand and $3,847 thousand for the years ended December 31, 2007 and 2006, respectively, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $3,636 thousand and $815 thousand for the years ended December 31, 2007 and 2006, respectively, substantially all of which was used for exploration costs on the Ma’anit-Joseph (reissued as the Joseph) License and the Asher-Menashe License and purchasing equipment to be used in our future wells.

On December 31, 2007, we had cash and cash equivalents in the amount of $4,590 thousand.

As discussed above, on May 25, 2007, we terminated the 2006 Public Offering in which we closed the sale of equity securities in the amount of $12,645 thousand. On February 1, 2008, we had cash and cash equivalents in the amount of $4,135 thousand.

Under existing compensation agreements, we are committed to pay certain of our executive officers and employees approximately $1,602 thousand on an annual basis. As of December 31, 2007, these and other officers and employees (collectively, the “deferring officers and employees”) have voluntarily committed to defer payment of approximately $1,017 thousand of unpaid compensation that accrued through December 31, 2007 to at least July 1, 2008, subject to partial earlier payment in certain circumstances. The deferring officers and employees are continuing defer significant portions of their compensation generally at the rate of 40% of their base salary, though that rate can be greater or less depending on the specific officer or employee involved. While we believe that the deferring officers and employees will continue to defer all or part of the monies due them beyond July 1, 2008 and until such time as we have sufficient funds to drill the Ma’anit-Rehoboth #2 to the Permian formation, there can be no certainty of this.

We believe that the funds currently available to us will not enable us to meet our needs in carrying out our Plan of Operations described above through December 31, 2008. To carry out our Plan of Operations, we must complete the Minimum Unit Offering in sufficient time to commence the drilling of the Ma’anit-Rehoboth #2 prior to the end of August 2008, and the deferring officers and employees must continue to defer the monies due them and continue to accept partial payment of their currently due salaries.

As discussed above, only if we complete Minimum Unit Offering and a drilling rig is available in sufficient time to permit the commencement of drilling of the Ma’anit-Rehoboth #2 well prior to the end of August 2008, and the deferring officers and directors continue to defer monies due them, will we have sufficient funds available to drill the Ma’anit-Rehoboth #2 to the Triassic to appraise the findings in our Ma’anit #1 well in that formation and otherwise carry out our plan of operations through December 31, 2008. If we raise at least $5,500 thousand in the Unit Offering we will have sufficient funds available to drill the Ma’anit-Rehoboth #2 to the Permian, enabling us both to appraise our findings in the Triassic and test the Permian formations, provided that the deferring officers and employees continue to defer monies due them. Completing the Unit Offering in amounts greater than $5,500 thousand will provide funds to enable us to continue our plan of operations beyond the drilling of the Ma’anit-Rehoboth #2 well, including completion of the Ma’anit-Rehoboth #2 well, if justified in light of the results of the drilling, payment of employees and preparation for the drilling in 2009 of the first well on our Asher-Menashe License. If we fail to raise the Minimum Unit Offering, we will need to seek additional financing, such as an equity line of credit, private investors or a joint venture partner in order to meet our minimum program.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period.

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

Based upon the encouraging but inconclusive results of the drilling and testing of the Ma’anit #1, the Company's oil and gas operations represent an investment in an unproved property including additional drilling on that property. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense as a reserve base has not yet been established. An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

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

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover, evaluation of the mechanical condition of the well and the desire to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2 well, the Company decided to cease operations on the Ma’anit #1 well and, as required by the Israeli Petroleum Law, formally relinquish the Ma‘anit-Joseph License. It is the current intent of the Company to use the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the planned Ma’anit-Rehoboth #2 well. Plans are that this well will be directionally drilled from that point to penetrate the middle and the lower Triassic, which is still considered highly prospective by the Company. In addition, the Company intends to drill down to the Permian section of the upper Paleozoic formation.

Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 85,000 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled. This license was subsequently granted. As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded an impairment of $9,494 thousand to its unproved oil and gas properties.

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

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

Recently Issued Accounting Pronouncements

SFAS 157 - Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosure about fair value measurements. The Statement does not require any new fair value measures. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued SFAS No. 157-2, which grants a one-year deferral of SFAS 157’s fair-value measurement requirements for nonfinancial assets and liabilities,except for items that are measured or disclosed at fair value in the financial statements on a recurring basis The Company is currently evaluating the impact of adopting SFAS 157 on its results of operations and financial position.

SFAS 159 - Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

SFAS 141R - Business Combinations (SFAS 141R)

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date.

The Company does not expect the adoption of SFAS 141R and SFAS 160 to have a material impact on its balance sheet or statement of operations.

SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements (SFAS 160)

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.

The Company does not expect the adoption of SFAS 160 to have a material impact on its balance sheet or statement of operations.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by this item are included beginning at page F-1 below.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of December 31, 2007, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the quarter ended December 31, 2007, except as noted below, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

We believe that the material weaknesses related to the issues described above have been remedied as a result of procedures implemented following the period that ended on June 30, 2006, including: (i) direct participation of our chief financial officer and, with her appointment on July 1, 2007, our new chief accounting officer, in the increased review of account detail and reconciliations; and (ii) initiation by our new chief financial officer of new policies and procedures governing the financial close and reporting process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’ report in this annual report.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

MANAGEMENT

Our directors, executive officers and key employees, their present positions and their ages follow:

Name	Age	Position
John M. Brown	68	Founder, Chairman of the Board
Richard J. Rinberg	55	Director, Chief Executive Officer
Glen H. Perry	65	Director, Chief Operating Officer and President
Philip Mandelker	61	Director, Executive Vice President and Secretary
William H. Avery	60	Director, Executive Vice President and Treasurer
Martin Van Brauman	60	Chief Financial Officer and Senior Vice President
Paul Oroian	58	Director
Kent S. Siegel	52	Director
Robert Render James Barron Yehezkel Druckman	78 47 69	Director Director Director
Forrest A. Garb	78	Director
Sandra Green	44	Chief Accounting Officer and Vice President
Elisha Roih	81	Vice President - Administration of Israeli Operations
Eliezer L. Kashi Stephen E. Pierce	85 65	Vice President - Israeli Exploration Exploration Manager

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

Officers and Directors

John M. Brown is the founder of Zion and has been a director and Chairman of the Board of Directors of Zion since its organization in April 2000. He also served as Chief Executive Officer of the Company until September 2004 and as President until October 2001. Mr. Brown has extensive management, marketing and sales experience, having held senior management positions in two Fortune 100 companies - GTE Valenite, a subsidiary of GTE Corporation and a manufacturer of cutting tools, where he was employed from 1966-86 and served as the corporate director of purchasing, and Magnetek, Inc., a manufacturer of digital power supplies, systems and controls, where he was corporate director of procurement during 1988-89. Mr. Brown was a director and principal stockholder in M&B Concrete Construction, Inc. from 1996 to 2003 and is an officer and principal owner of M&B Holding Inc. (a Nevada corporation) based in Dallas, Texas, the sole shareholder of M&B General Contracting Inc. (a Delaware corporation). These companies primarily provide cement walls and floors for industrial buildings, office buildings and home developers. Prior to founding the Company, Mr. Brown had been actively pursuing a license for oil and gas exploration in Israel for many years. He led the efforts leading to the Company obtaining, in May 2000, the Ma'anit License in the Joseph Project. Mr. Brown holds a BBA degree from Fullerton College.

Richard J. Rinberg was appointed a director in November 2004 and appointed Chief Executive Officer of the Company in March 2007. He served as President of the Company from October 2005 to March 2007. Since 1996, Mr. Rinberg has been a private investor and manager of his own and his family funds. From 1979 through 1996, he served as Managing Director of the Rinberg Group, a corporate group based in England active in the precious metals and jewelry industry, property development and securities trading. In the early 1980s Mr. Rinberg was elected a Member of the London Diamond Bourse and in 1987 he was elected an Underwriting Member at Lloyd's of London Insurance Market. Between 1975 and 1978, Mr. Rinberg was on the staff of Spicer & Pegler (Chartered Accountants) and, in 1978, was admitted as a Member of The Institute of Chartered Accountants in England and Wales. Mr. Rinberg holds a Bachelor of Science Honors Degree in Mathematics from University College, the University of London.

Glen H. Perry has been President and Chief Operating Officer of the Company since March 2007. He served as Executive Vice President of the Company from April 2000 to March 2007 and was elected a director in November 2000. He first started working with Mr. John Brown, Founder and Chairman of the Board of Directors of the Company, and the Joseph Project in September 1999. During 1998 and 1999 Mr. Perry was a consultant to Delek Drilling Ltd., with respect to its participation in the major gas discoveries offshore of Israel. From 1993-98 he worked for National Petroleum Limited, an international oil and gas company with representative offices in Geneva, Switzerland, where Mr. Perry served as manager of project development in the C.I.S. Republics and general director of an oil and gas project in the Republic of Georgia. Previously, he was an officer and director of Prairie Producing Company ("Prairie"), an independent oil company operating mainly in Louisiana and Texas, from 1985 until Prairie was sold in 1990 to UNOCAL. While with Prairie, Mr. Perry had responsibility for design, construction and operation of all operational projects, including production facilities, pipelines, and plants, and also for marketing. Mr. Perry joined Prairie in December 1976 as a production engineer, was appointed chief engineer in October 1979, and served as vice-president, production and operations from 1985-89, and senior vice president from 1989-90. Prior to joining Prairie, Mr. Perry's experience was in drilling and production for Exxon Company, USA (now ExxonMobil Corporation) and Energy Reserves Group (now BHP). Mr. Perry holds a Masters in Petroleum Engineering from the University of Texas and a Bachelor of Science from the University of Tennessee.

Philip Mandelker has been a director since June 2001 and was appointed as Executive Vice President in June 2007. He was elected Secretary of Zion in February 2002. From April 2000 through his appointment as Executive Vice President in June 2007, he served as general counsel to the Company. He holds a Doctor of Jurisprudence degree (cum laude) from Columbia University School of Law and a B.A. from Columbia College. From April 2003 through his appointment as Executive Vice President of the Company, Mr. Mandelker was of counsel to Adam Law Offices in Tel-Aviv; between May 2000 and April 2003, he was of counsel to I. Amihud Ben-Porath, Hamou and Company, a law firm in Tel-Aviv, Israel, from May 2000 through April 2003, a position he also held in 1994-96. Mr. Mandelker is admitted to practice in both the United States and Israel. He has practiced in New York, Jerusalem and Tel-Aviv and has extensive experience with the oil and gas exploration industry in both the United States and Israel. While at the Israeli Ministry of Finance (1974-76), Mr. Mandelker acted inter alia as Legal Advisor to the Israeli Petroleum Commissioner and represented the Israeli Government in negotiating the Petroleum Concessions and Production Sharing Agreements in the Sinai Peninsula and Gulf of Suez. In New York between 1981 and 1993, as counsel to the firm of Rosenman and Colin (now Katten Muchin Rosenman), Mr. Mandelker advised oil and gas exploration companies and sponsors of oil and gas drilling programs in structuring public and private investment vehicles; he has also advised investors in such programs. From 1992-94, Mr. Mandelker served as an advisory director of Aztec Energy Corp., then an independent oil and gas exploration and production company listed on NASDAQ. He has published and lectured on subjects related to investment in oil and gas exploration activities in Israel and in the United States. As Deputy and then Acting Legal Advisor to the Military Government of the Judea and Samaria Area (1978-80), he drafted a model oil and gas exploration and production concession agreement for use in the Area. From 1997-99, Mr. Mandelker was Chief Legal Advisor of the United Mizrahi Bank, Ltd. (now Mizrahi-Tefahot Bank, Ltd.), a major Israeli banking group headquartered in Tel-Aviv. On February 3, 2008, Mr. Mandelker was appointed a directorship with the Israel Electric Corp., the sole integrated electric utility in the State of Israel.  Mr. Mandelker has been associated with Mr. Brown and the Joseph Project since February 2000.

William H. Avery was elected Executive Vice President and Treasurer of the Company in June 2007; he was appointed a director of the Company in March 2007. Prior to his election as Executive Vice President, Mr. Avery had served as Vice President - Finance and Treasurer since January 2003. For the past thirteen years, Mr. Avery has practiced as an independent attorney in transactional work, concentrating in the area of real property law, including oil and gas transactions. Before that he was a partner for seventeen years and an associate for four years at Storey, Armstrong, Steger and Martin, a full-range Dallas law firm, concentrating his practice in the representation of financial institutions in loan transactions. In addition he has more than twenty years experience as an oil and gas property investor and investment manager for his own account and for members of his family. Mr. Avery holds a Bachelor of Business Administration degree in Finance from Southern Methodist University and a Doctor of Jurisprudence degree from Duke University Law School.

Martin Van Brauman was appointed Interim Chief Financial Officer of the Company in June 2007 and Chief Financial Officer and Senior Vice President in July 2007. He holds a B.E. degree from Vanderbilt University, a Doctor of Jurisprudence degree from St. Mary's University and an M.B.A. (Beta Gamma Sigma) and LL.M. (Tax Law), from Southern Methodist University and has over 21 years of experience in corporate tax and accounting analysis. Mr. Van Brauman is Board Certified in Tax Law by the Texas Board of Legal Specialization. Since October 2001, Mr. Van Brauman has been in private practice as Lowden Van Brauman LLP, which evolved into Gibson, Wiley, Cho & Van Brauman, PLLC. His areas of practice have involved (i) advising U.S. and foreign corporations on their worldwide tax structures both domestic (federal & state) and foreign and implementing those proposals through corporate and partnership formations, acquisitions, reorganizations, (ii) providing legal and tax consulting on cross-border transactions, (iii) advising on inbound, as well as outbound, U.S. tax issues for foreign corporations, (iv) proposing business models and implementing the execution by the formation, reorganization and conversion of domestic/foreign corporations, partnerships, and other types of business organizations, (v) performing the financial and tax due diligence of U.S. and foreign acquisitions and divestments (reviewing both domestic and foreign tax returns, financial statements and corporate documents and contracts) and (vi) reviewing U.S. tax filings for domestic and foreign corporations. From January 2000 to October 2001, Mr. Van Brauman was a Senior Manager, International Tax Consulting Group, Grant Thornton LLP (National Position), where he advised U.S. and foreign corporations on their worldwide tax structures for global operations, provided legal and tax consulting on cross-border transactions, assisted foreign companies with tax planning and consulting with inbound, as well as outbound, U.S. tax issues, advised on International Tax Controversy work, including Tax Court litigation, and was an Instructor, Grant Thornton International Tax Academy.

Paul Oroian was appointed a director in November 2003. Since its founding in 1983 he has served as president and managing partner of Oroian, Guest and Little, P.C., a certified public accounting and consulting firm based in San Antonio, Texas. From 1980-1983, Mr. Oroian was a tax senior in the San Antonio offices of Arthur Young and Company. Mr. Oroian holds a Bachelors of Science - Business Administration from Bryant College. He has served as a board member of Technology Oversight Committee and the IRS Regional Liaison Committee of the Texas Society of Certified Public Accountants and was vice president and a director of the San Antonio CPA Society between 1992-1998. He currently serves as treasurer of the The Youth Orchestra of San Antonio in San Antonio, Texas.

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

Dr. James (Andy) Barron was appointed a director in April 2005. He has been in private practice in orthodontics since 1991. Dr. Barron is board certified by the American Board of Orthodontists and has served as president of the Central Texas Dental Society and president of the Texas Association of Orthodontists. Dr. Barron represents the Southwestern Association of Orthodontists as a representative to the Council of Orthodontic Practice to the American Association of Orthodontists. Dr. Barron has lectured on orthodontics for the University of Texas, the University of Tel-Aviv, the Hebrew University in Jerusalem and the University of Manipur, India. Prior to entering the orthodontic field, Dr. Barron worked in his family’s publishing company while at the same time representing a Fortune 500 company in marketing. He currently is president of JlivesNMe Workplace Ministries which sponsors conferences for couples to learn how to bring the gospel into the workplace. He serves on the board of Christian Farms Rehabilitation Center and serves on the advisory board of American Family Radio in Waco, Texas. The D.A.R.E. program in Temple, Texas (Drug Assistance Resistance Education) recognized Dr. Barron for his contributions in 1995 with an award of appreciation. Dr. Barron has a degree in Chemistry form Texas Tech University, a Master of Science Degree in Biology from University of Missouri at Kansas City, a Doctoral Degree in Dentistry from Baylor College of Dentistry, a certificate of specialization in Pediatric Dentistry from University of Missouri at Kansas City and a certificate of specialization in Orthodontic Dentistry from the University of Texas at Houston. As a resident Dr. Barron won the Albert Westphall award of the Southwestern Society of Orthodontists.

Dr. Yehezkel (Charlie) Druckman was appointed a director of Zion Oil in November 2005. Dr. Druckman was Petroleum Commissioner for the State of Israel from 1995 until his retirement in 2004, where he supervised the licensing of petroleum rights in the onshore and offshore Israel. These efforts led to the discovery of 1.5 trillion cubic feet of gas in the Israeli offshore Mari B and other smaller fields during 1999-2000. Since 1965 he has been a member of the professional staff of the Geological Survey of Israel, where he headed the Mapping, Stratigraphy and Oil Division during 1982-1985 and 1991-1994. He was also affiliated with the Louisiana State University at Baton Rouge as Research Associate in Geology during 1978-1980 and 1989-1990. He was awarded in 1974 the Israel Geological Society’s Perez Grader award. He is an active member of the American Association of Petroleum Geologists and the Geological Society of Israel (where he served as president in 1982, and for a number of years on the Society's editorial board). He also served as member of the Israeli National Petroleum Commission and Board of Directors of Oil Exploration (Investments) Ltd., an Israeli government company. Dr. Druckman graduated from the Hebrew University in Jerusalem where he was awarded BSc, MSc and PhD degrees in geology.

Forrest A. Garb was appointed a director of Zion Oil in November 2005. Mr. Garb is petroleum engineer providing independent consulting services for more than 45 years. His consulting career began with H.J. Gruy and Associates, Inc. and its successors, where he served as a vice president for four years, executive vice-president for ten years, and president for fifteen years, until leaving in 1986, following Gruy's merger into a public company. In his capacity as president, Mr. Garb contracted, performed and supervised over 12,500 projects ranging from simple evaluations to sophisticated reservoir simulations. In 1988, Mr. Garb founded Forrest A. Garb & Associates, Inc., a privately-owned petroleum consulting firm, where he served as chairman and chief executive officer until his retirement in 2003 and sale of his interests in the company to its key employees. Prior to entering into consulting, Mr. Garb was educated in petroleum engineering at Texas A&M University (BSc and Professional MSc) and received his early training at Socony Mobil Oil Company in Kansas, Texas, Louisiana and Venezuela. Mr. Garb is a member of the Society of Petroleum Engineers and is a past President of the Society of Petroleum Evaluation Engineers. He is a member of the Association of Computing Machinery, the American Arbitration Association, the Petroleum Engineers Club of Dallas, the Dallas Geological Society, and is a member of the American Association of Petroleum Geologists. He is a charter member of The American Institute of Minerals Appraisers. He is a registered professional engineer in the state of Texas.

Sandra Green was appointed Chief Accounting Officer and Vice President in July 2007. Ms. Green has served as our Director of Planning of Zion from March 2005 until July 2007. From 1999-2005, she was the Accounting Manager of Hunt Properties, Inc., a real estate development and management company in Dallas. From 1994 to 1999, she provided accounting and auditing services for clients in North Texas and New Mexico. These clients included governments, schools, not-for-profit organizations, financial institutions, family trusts, private entrepreneurs and oil and gas companies. From 1991 - 1994, she served as Assistant to the President and then as Acting Controller with Aztec Energy Corporation (NASDAQ) and from 1989-1991 as Assistant to the President at American International Petroleum Corporation (NASDAQ). She holds a Bachelor’s Degree in Business Administration from the University of Texas at Tyler and has taken graduate classes at the University of Texas at Tyler and at Arlington. She is a Certified Public Accountant in the state of Texas and is also a lay minister at First Assembly of God Church at Dawson, Texas.

Key Employees

Elisha Roih has served as Vice President - Administration of Israeli Operations of Zion since April 2000. Mr. Roih holds a BA degree in Political Science and Oriental Studies from Hebrew University, Jerusalem, and has continuing educational course certificates in Business Administration, Production Technology and Offshore Operations. Mr. Roih has over forty years experience in senior management positions in the Israeli petroleum industry. Between 1997 and 1998, he served as acting general manager of Lapidoth, Israel Oil Prospectors Company, Ltd. and its subsidiary Metsada-United Drilling Co. (oil and gas producers and oilfield service providers). During 1983-89 Lapidoth and Metsada-United were subsidiaries of Naphta-Israel Petroleum Corp. (an oil and gas exploration and production company), and Mr. Roih served during that period as general manager for all three companies. Prior to 1983, Mr. Roih served as deputy general manager of the Israel National Oil Company, the government-owned holding company that owned Naphta-Israel, Lapidoth, Metsada-United, and Oil Exploration (Investments) Ltd. and Southern Sinai Petroleum (both oil and gas exploration and production companies); general manager of Southern Sinai Petroleum’s exploration and production project in the Gulf of Suez; operations manager for Sinai Oil Fields (another government-owned production company) in the Gulf of Suez and various management positions with Naphtha - Israel Petroleum Corporation. Between 1990-1996 and from 1998 to 2000, Mr. Roih was a management consultant to the petroleum industry in Israel, during which periods he also consulted for Mr. Brown in connection with the Joseph Project.

Dr. Eliezer Kashai has been Vice President - Israeli Exploration of Zion since October 2000. Dr. Kashai studied geology in the University of Sciences, Budapest, Hungary, holds Masters and Ph.D. degrees from Hebrew University, Jerusalem and is a widely recognized authority on the Triassic formation of Israel. Dr. Kashai has over fifty years of geological experience in Israel working until his retirement in 1987 for the national petroleum companies of Israel, including almost thirty years for Lapidoth Israel Oil Prospectors Company, Ltd. and Oil Exploration (Investments) Ltd., where he served in progressively responsible positions. At Lapidoth during 1959-75, he served as senior geologist, assistant chief geologist, acting chief geologist and chief geologist. At Oil Exploration (Investments) Ltd. during 1975-87 he was first chief geologist, then deputy managing director responsible for all of that company’s exploration efforts. Following his retirement in 1987 and through 1998, Dr. Kashai worked as an exploration consultant for various companies active in petroleum exploration in Israel, including Israel National Oil Company, Lapidoth, Naphta Petroleum, ABJAC-Mazal Ltd., Nordan Oil and Gas, and Sedot Neft, Ltd. where he was responsible for the original geological interpretation of Ma’anit. He began consulting for Mr. Brown in connection with the Joseph Project in late 1999 and for us in April 2000. Dr. Kashai has served as president of the Israel Geological Society and is responsible for five geological publications and nearly one hundred unpublished company reports on exploration projects, drilling recommendations, subsurface geological analysis and well evaluations.

Stephen E. Pierce was retained as our consulting geologist for the drilling of the Ma’anit #1 and subsequent exploration and development in February 2005. He joined Zion on a full time basis in October 2005 and, since June 2006, he serves as our Exploration Manager. From 1995-2005, Mr. Pierce served as project geologist for Murfin Dilling Co. in the Caribbean, primarily in the Dominican Republic. For the period of 1992-1995, Mr. Pierce was consulting geologist for several small independent companies, including Petrolera Once of Dominican Republic, Century Guyana, Ltd. of Guyana, and Hydrocarbons International of Colombia. He also worked as consulting geologist for Dames and Moore in Texas, Wyoming, Costa Rica and Mexico during this time, as well as doing independent consulting work in Panola and Shelby Counties in East Texas. From 1985-1992, he acted as senior geological advisor for Mobil Oil Corporation, and from 1980-1985, he worked as senior geologist for Superior Oil Co. He served as senior geologist in Pakistan for UNOCAL from 1974-1979. Mr. Pierce received his M.S. in geology from San Diego State University in 1974 and his B.S. in geology from California State University in 1971. Mr. Pierce holds the title of Professional Geologist with the State of Wyoming and holds memberships with the American Association of Petroleum Geologists and the American Institute of Professional Geologists.

Information Regarding the Board of Directors and Committees

Our board of directors is divided into three classes of directors, with each class elected to a three-year term every third year and holding office until their successors are elected and qualified. The class whose term of office will expire at our 2008 Annual Meeting of Shareholders consists of William H. Avery, Yehezkel Druckman and Paul Oroian.

Of the eleven current members of our board of directors, six (Messrs. Oroian, Siegel, Barron, Druckman, Garb and Render) meet the criteria of independence set by the American Stock Exchange for membership on the board of an AMEX listed company ("AMEX independence criteria"). All six also meet the criteria of the SEC for audit committee membership.

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

Caucus of Independent Directors and Lead Director

In compliance with the corporate governance requirements of the AMEX, our board has established a caucus of the independent directors. Kent S. Siegel has been appointed as Lead Director.

Board Committees

Our Board has established the following committees.

Audit Committee. Our audit committee is currently comprised of Messrs. Oroian, Siegel and Garb. Mr. Oroian was elected to serve as chairman. All three current members of the audit committee satisfy the SEC independence criteria. Our Board has determined that Mr. Oroian qualifies as an "audit committee financial expert" as defined in Item 407(d) of Regulation S-K of the Exchange Act. The principal function of the Audit Committee is to assist the Board in monitoring: (1) the integrity of the financial statements of the Company; (2) compliance by the Company with legal and regulatory requirements; (3) the independent auditor's qualifications and independence; (4) performance of the Company's independent and, upon establishment of such function, internal auditors; (5) the business practices and ethical standards of the Company; and (6) related party transactions. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of the Company's independent auditors.

The audit committee has adopted a formal written audit committee charter that complies with the requirements of the Exchange Act, the rules and regulations of the SEC and the listing and corporate governance requirements of AMEX. A copy of the charter is available on our website at http://www.zionoil.com/investor-center/corporate-governance.html

Compensation Committee. Our board of directors also established a compensation committee currently comprised of three directors, two of whom - James Barron and Robert Render - satisfy AMEX independence criteria. The other member is John Brown, who serves as committee chairman. The Board has charged the Compensation Committee with the following responsibilities: (i) the review and recommendation to the Board of the terms of compensation, including incentive compensation and employee benefits of the directors and senior officers of the Company; and (ii) the determination of the terms of employee benefit plans (including stock incentive and stock option plans), the granting of awards under the plans and the supervision of plan administrators.

We have adopted a formal, written compensation committee charter that complies with the requirements of the Exchange Act, SEC rules and regulations and the listing and corporate governance requirements of AMEX. While the AMEX Rules require that, as a general matter, all members of the Compensation Committee meet AMEX independence criteria, an exemption exists for companies during the first year of listing in conjunction with an initial public offering. The exemption provides that, during the first year of listing, only a majority of directors serving on the Compensation Committee of such companies must meet the AMEX independence criteria. Following the first year of listing, an additional exemption to independence is provided under the AMEX rules for membership on a compensation committee comprised of at least three members for one director who does not meet the independence criteria and is not a current officer or employee or an immediate family member of such person. Under this exemption, such person may be appointed to the compensation committee, if the board, under exceptional and limited circumstances, determines that membership on the committee by the individual is in the best interests of the company and its shareholders. Mr. Brown served on the compensation committee during the first year following listing under the first noted exemption. Thereafter, our board determined that it is in the best interests of Zion and its stockholders that Mr. Brown continue to serve on the compensation committee in light of his on-going association with Zion since its founding and his ability to ensure the interest of Zion’s stockholders with respect to compensation decisions. As of January 1, 2008, Mr. Brown is no longer an employee of Zion and serves in no capacity other than as Chairman of the Board.

A copy of the compensation committee charter is available on our website at http://www.zionoil.com/investor-center/corporate-governance.html

Nominating and Corporate Governance Committee. Our board of directors established a nominating committee currently comprised of three directors, two of whom - Paul Oroian and Kent S. Siegel - satisfy AMEX independence criteria. The other member is John Brown, our chairman and chair of the committee. While the AMEX rules require that, as a general matter, all members of the committee charged with appointing or recommending directors meet AMEX independence criteria, an exemption exists for companies during the first year of their listing in conjunction with an initial public offering. This exemption provides that, during the first year of listing, only a majority of the members of the Nominating Committee must meet AMEX independence criteria. Following the first year of listing, an additional exemption to independence is provided under the AMEX rules for membership on such committee comprised of at least three members for one director who does not meet the independence criteria and is not a current officer or employee or an immediate family member of such person. Under this exemption, such person may be appointed to the nominating committee, if the board, under exceptional and limited circumstances, determines that membership on the committee by the individual is in the best interests of the company and its shareholders. Mr. Brown served on the compensation committee during the first year following listing under the first noted exemption. Thereafter, our board determined that it is in the best interests of Zion and its stockholders that Mr. Brown continue to serve on the nominating and corporate governance committee in light of his on-going association with Zion since its founding and the board’s belief that Mr. Brown’s experience in the industry and vision for the company will contribute to the presentation of appropriate board nominees. As of January 1, 2008, Mr. Brown is no longer an employee of Zion and serves in no capacity other than as Chairman of the board.

We have adopted a formal written charter for the nominating and corporate governance committee, which is available on our website at http://www.zionoil.com/investor-center/corporate-governance.html.

Compensation Committee Interlocks. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Code of Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all employees. The code has been posted on our web site at http://www.zionoil.com/investor-center/corporate-governance.html, and may also be obtained free of charge by writing to Ethics Code, c/o Zion Oil & Gas, Inc., 6510 Abrams Rd., Suite 300, Dallas, Texas 75231. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from its executive officers and directors and persons who beneficially own more than 10% of the Common Stock, all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with in a timely manner during the fiscal year ended December 31, 2007, except the following:

Reporting Person	Form Type	Transaction	Form Due Date	Form Filed Date
Edwin L. Johnson	3	Initial	Dec.29, 2006	Feb. 14, 2008 (1)
Ronald Lichtman (2)	3	Initial	Dec.29, 2006	-
Jean Bowles (2)	3	Initial	Dec.29, 2006	-
Carla Moore (2)	3	Initial	Dec.29, 2006	-

Karen Soltero	4	Sale of 7,000	Jan.13, 2007	Feb.14, 2007
	4	Sale of 6,000	Jan.14, 2007	Feb.14, 2007
	4	Sale of 9,755	Jan.31, 2007	Feb.14, 2007

Mike Berger	4	Sale of 700	Jan.12, 2007	Feb.14, 2007
	4	Purchase of 200	Jan.21, 2007	Feb.14, 2007
	4	Purchase of 600	Feb. 6, 2007	Feb.14, 2007

Marsha Coleman	4	Sale of 1,500	Jan.12, 2007	Feb.15, 2007

Glen Perry	4	Purchase of 22,500	May 15, 2007	May 23, 2007

William H. Avery	4	Option Award	Dec. 6, 2007	Dec. 7, 2007

Sandra Green	3	Initial	July10, 2007	July19, 2007
	4	Option Award	Dec. 6, 2007	Dec.7, 2007

David Patir	4	Sale of 100	Nov. 9, 2007	Nov.14, 2007
	4	Sale of 2,322	Nov.12, 2007	Nov.14, 2007
	4	Sale of 528	Nov.13, 2007	Nov.14, 2007

Martin Van Brauman	3	Initial	July10, 2007	July 19, 2007

Darwin K. Pratt	4	Sale of 15,000	June19, 2007	June20, 2007

Jane Anderson & Tamara Trzcinski	4	Sale of 18,200	June25, 2007	July 3, 2007

Eliezer Kashai	4	Sale of 2,420	Nov.30, 2007	Jan.9,2008(3)
	4	Sale of 1,692	Dec. 3, 2007	Jan.9, 2008(3)
	4	Sale of 2,598	Dec. 4, 2007	Jan.9,2008(3)
	4	Sale of 2,535	Dec. 5, 2007	Jan.9, 2008(3)

James A. Barron	4	Purchase of 572	May 25, 2007	Jan. 30, 2008

Nicole Ramdeen	4	Sale of 5,000	Jan. 11, 2007	Feb. 11, 2008 (1)
	4	Sale of 1,000	Feb 13, 2007	Feb. 11, 2008 (1)
	4	Sale of 1,000	Mar. 21, 2007	Feb. 11, 2008 (1)
	4	Sale of 1,500	Apr. 3, 2007	Feb. 11, 2008 (1)

Roger Pratt	4	Sale of 3,300	Mar. 26, 2007	Feb. 11, 2008 (1)
	4	Sale of 100	Aug. 2, 2007	Feb. 11, 2008 (1)
	4	Sale of 582	Aug. 3, 2007	Feb. 11, 2008 (1)
	4	Sale of 1,500	Aug. 8, 2007	Feb. 11, 2008 (1)
	4	Sale of 900	Aug. 10, 2007	Feb. 11, 2008 (1)
	4	Sale of 3,500	Aug. 21, 2007	Feb. 11, 2008 (1)

(1)	Filed on Form 5

(2)	As of the date hereof, a Form 3 has not been filed with the SEC.

(3)
These sales were initially reported by the end of the second business day following the transaction, except that due of Nov. 30, 2007 which was reported on the next following business day. The transactions, however, were inadvertently reported in the name of a person other than the beneficial owner of the shares. The mistake was corrected on January 9, 2008.

ITEM 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the fiscal year ended December 31, 2007 concerning compensation of (i) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2007 and (ii) the two other most highly compensated employees who were serving as executive officers as of December 31, 2007 and whose total compensation exceed $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		US$ (thousands)
Richard J. Rinberg, Chief Executive Officer	2007	254(1)	—	—	254
	2006	250(2)		6(3)	250

Glen H. Perry, President and Chief Operating Officer	2007	204(4)	—	203(5)	407
	2006	200(4)		24(6)	224

Philip Mandelker, Executive Vice President and Secretary	2007	200(7)	100(8)	62(9)	376
	2006	150(8)		12(10)	162

Eugene A. Soltero , Chief Executive Officer (11)	2007	63	—	357(12)	420
	2006	250(13)		24(14)

(1) Of this amount, $208 thousand was paid in form of 83,333 shares of Common Stock valued at $2.50 per share in accordance with the terms of Mr. Rinberg’s Retention and Management Services Agreement, $20 thousand was paid and $26 thousand was deferred. See “Richard J. Rinberg” at p. 43 below.

(2) Paid in form of 100,000 shares of Common Stock valued at $2.50 per share in accordance with the terms of Mr. Rinberg’s Retention and Management Services Agreement. See “Richard J. Rinberg” at p. 43 below

(3) Payment of certain tax advisory and related services per Mr. Rinberg’s Retention and management Services Agreement.

(4) Of this amount $120 thousand and 105 thousand was paid in 2007 and 2006, respectively, and $84 thousand and 95 thousand in respect of 2006 and 2007, respectively, was deferred. See “Glen H. Perry” at p.44 below.

(5) Includes $154 thousand related to previously deferred amounts that was converted into Common Stock pursuant to subscriptions in our public offering and $25 thousand that was paid for previously deferred amounts. Other $24 thousand is in lieu of benefits under terms of employment agreement and was deferred in full. See “Glen H. Perry” at p. 44 below.

(6) In lieu of benefits under terms of employment agreement. See “Glen H. Perry” at p. 44 below. Deferred in full.

(7) Of this amount $120 thousand and $105 thousand was paid in New Israeli Shekels at the representative rate published for the U.S. Dollar by the Bank of Israel on the respective dates of payment in 2007 and 2006 (except for $80 thousand, which was paid in January 2007), respectively. The remaining $80 thousand and $45,000 in respect of 2007 and 2006, respectively, has been deferred. See “Philip Mandelker” at p. 45 below.

(8) This amount was paid under the terms of an employment agreement. See “Philip Mandelker” at p. 45 below.

(9) Includes $60 thousand paid in June 2007 on account of previously deferred compensation and $2 thousand as a car maintenance allowance. Does not include $26 thousand paid by us to Adam Law Offices for office and secretarial services for Mr. Mandelker. See “Philip Mandelker” at p.45 below.

(10) Includes $10 thousand paid in January 2006 on account of previously deferred compensation and $2 thousand as a car maintenance allowance. Does not include $30 thousand paid by us to Adam Law Offices for office and secretarial services for Mr. Mandelker who since late 2004 has rendered substantially all of his services to us. See “Philip Mandelker” at p.45 below.

(11) Mr. Soltero resigned as the Company’s Chief Executive Officer in March 2007.

(12) Of this amount $303 thousand was related to previously deferred compensation and $58 thousand was related to previously deferred payments in lieu of benefits. An amount of $6 thousand was related to current amounts payable in lieu of benefits under the terms of an employment agreement. The deferred amounts were paid in March 2007 in connection with Mr. Soltero’s Resignation and Settlement Agreement. See “Eugene A. Soltero” at p. 45 below.

(13) Of this amount $115,000 was paid in 2006 and $135,000 was deferred. See “Deferral of Compensation” at p. 45 below.

(14) In lieu of benefits under terms of employment agreement. See p. 45 below. Deferred in 2006 and paid in March 2007 in connection with Mr. Soltero’s Resignation and Settlement Agreement.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END -- DECEMBER 31, 2007

The following table sets forth information as of December 31, 2007, concerning unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard J. Rinberg	-	40,000	40000	$0.01	10/31/17
Glen H. Perry	-	-	-	-	-
Philip Mandelker	-	-	-	-	-
Eugene A. Soltero	-	-	-	-	-

EMPLOYMENT AGREEMENTS

Richard. J. Rinberg. In connection with his appointment as President effective November 1, 2005, the Company entered into a Retention and Management Services Agreement with Mr. Rinberg for a two-year period, commencing November 1, 2005, with Mr. Rinberg's primary annual compensation being $250 thousand payable in the form of 100,000 shares of restricted Common Stock (the “Rinberg Shares”), valued at $2.50 per share, per year (which valuation was supported by a report dated April 28, 2006 prepared by Hill, Schwartz, Spilker, Keller, LLC.). The Rinberg Shares were issued to a trust company on behalf of Mr. Rinberg in advance for the entire two-year term subject to their vesting monthly ratably over the two-year retention period. The Rinberg Agreement provided that: (i) in providing his services, Mr. Rinberg would be an independent contractor to us and not an employee; (ii) Mr. Rinberg would dedicate as much of his time to us as was necessary to fulfill his duties and as otherwise required by the Board; (iii) the retention could be terminated by severe disability, willful misconduct by Mr. Rinberg or on 90 days prior written notice by either party; (iv) Mr. Rinberg would be entitled to reimbursement of certain expenses incurred in connection with the performance of his duties; (v) Mr. Rinberg would be eligible for a grant of an interest in our Long-Term Incentive Plan, on establishment, as determined by the plan's management committee and subject to the approval of the Compensation Committee of the Board; and (vi) the Company would pay the fees for certain services in the nature of tax advisory and related services in connection with Mr. Rinberg’s retention, which such fees amounted to $6 thousand. On December 4, 2007, Mr. Rinberg entered into an employment agreement with the Company in the capacity of Chief Executive Officer. This agreement replaces the prior Retention and Management Services Agreement between the Company and Mr. Rinberg that expired on October 31, 2007. The initial term of employment under the employment agreement commenced as of November 1, 2007 and will end on December 31, 2008; thereafter, the agreement provides that it is to be renewed automatically for successive two year terms unless either party shall advise the other 90 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Rinberg is paid an annual salary of $275 thousand, payable monthly, notwithstanding which, consistent with the current arrangement with the Company's senior officers where only up to 60% of their respective salaries are paid (up to $10 thousand per month) with the remainder deferred until such time as the Company's cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations, the agreement provides that Mr. Rinberg be paid $10 thousand per month with the remaining amounts due on account of his salary to be deferred as described. From the effective date of the employment agreement, the Company maintains (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rinberg pursuant to which the Company contributes amounts equal to (a) 13-1/3 percent (and Mr. Rinberg contributes an additional 5%) of each monthly salary payment, and (b) contributes an amount equal to 7.5 % of Mr. Rinberg’s salary (with Mr. Rinberg contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Rinberg can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. If during the initial term (or any renewal term) the Company were to terminate the agreement or if the Company were to elect to not renew the agreement at the end of the term, in either case for any reason other than "Just Cause" (as defined the Rinberg Agreement), then the Company is to pay to Mr. Rinberg the salary then payable under the agreement through the longer of (i) the scheduled expiration of the initial or a renewal term as if the agreement had not been so terminated or not renewed or (ii) six months, as well as all bonuses and benefits earned and accrued through such date. Mr. Rinberg may also terminate the agreement for "Good Reason" (as defined in the Rinberg Agreement), whereupon he will be entitled to the same benefits as if the Company had terminated the agreement for any reason other than Just Cause. The Rinberg Agreement provides for customary protections of the Company's confidential information and intellectual property. The Rinberg Agreement also provides that, in connection with his services during the initial term of the agreement, Mr. Rinberg be awarded options at a per share exercise price of $0.01 to purchase 40,000 shares of the Company's common stock under the 2005 Stock Option Plan (the “Plan”), which options would vest at the rate of 10,000 shares at the termination of each 90 day period beginning January 29, 2008 until such options are vested in full on October 25, 2008. In the event of an extension of the term of the Rinberg Agreement, the agreement provides that Mr. Rinberg be granted additional options to purchase common stock in the Company in amounts of not less than 40,000 shares per year on such terms to be agreed by the parties.

Glen H. Perry. Mr. Perry is employed pursuant to a five-year personal employment agreement effective January 1, 2004 with an initial term terminating on December 31, 2008. Under the terms of the agreement, Mr. Perry’s salary is $200 thousand per annum. In addition, the agreement provides that Mr. Perry is to receive benefits in the form of reimbursement of insurance premiums of up to $2 thousand per month, certain membership dues and certain expenses incurred in connection with the performance of his duties. The agreement also provides as follows: (i) term renewable annually following initial term to the age of 70, terminable on death, severe disability or for willful misconduct as determined by final judicial decision; (ii) upon a termination without cause, Mr. Perry will receive an amount equal to his annual salary for the remainder of the term plus six months; if such termination follows a change of control, Mr. Perry will receive an amount equal to annual salary for the remainder of the term plus 42 months; (iii) upon resignation by Mr. Perry on 90 days notice waivable by the Company, the Company shall redeem such period by payment of an amount equal to salary and benefits otherwise due during waived period; and (iv) grant of a 10% interest in the key employee long term incentive plan we intend to establish whereby a 1.5% overriding royalty or equivalent interest from future production licenses and leases shall be assigned to a separate inventive fund for key employees. Consistent with the current arrangement with the Company's senior officers where only up to 60% of their respective salaries are paid (up to $10 thousand per month) with the remainder deferred until such time as the Company's cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations, Mr. Perry was paid $10 thousand per month with the remaining amounts due on account of his salary to be deferred as described As of Dec. 31, 2007, Mr. Perry had deferred $247 thousand of compensation due him under his employment agreement. Effective December 1, 2007, Mr. Perry’s salary was increased to $250 thousand per annum.

Philip Mandelker. Prior to June 1, 2007, Mr. Mandelker rendered services to us under a Retention Agreement pursuant to which Mr. Mandelker received a monthly retainer of $12.5 thousand ($150 thousand per annum) payable in New Israeli Shekels, plus reimbursement of expenses, including a car maintenance allowance. The retention agreement also provided that we pay Adam Law Offices with which Mr. Mandelker was associated as Of Counsel a monthly fee of $2 thousand (increased to $2.5 thousand in October 2004 since which time Mr. Mandelker has been rendering services to us on an effectively full-time basis) for office and secretarial services. (Mr. Mandelker has no economic interest in Adam Law Offices or the services fee paid by us to Adam Law.) Mr. Mandelker had deferred $230 thousand of compensation due him under his Retention Agreement through December 31, 2006. On June 7, 2007, Philip Mandelker entered into an employment agreement with the Company to join the Company as a full time employee in the capacity of Executive Vice President. Mr. Mandelker’s Retainer Agreement was terminated upon the effective date of the employment agreement and the Company acknowledged that it continued to owe Mr. Mandelker the deferred sum of $242 thousand plus VAT under the Retainer Agreement as of May 31, 2007. The initial term of employment under the Agreement commenced on June 1, 2007 and will end on December 31, 2008. Mr. Mandelker is paid an annual salary of $200 thousand, payable monthly. From the effective date, the Company maintains Manager’s Insurance under Israeli law for the benefit of Mr. Mandelker, but in no event would such contribution amounts be more than 13-1/3 percent of each monthly salary payment from the Company and 5 percent of such amount from Mr. Mandelker. The Company pays up to 2.5 percent of each monthly base salary for disability insurance in Israel for Mr. Mandelker (together with the Manager’s Insurance, the “Social Benefits Payments”).  Either the Company or Mr. Mandelker can terminate the employment relationship at any time upon 90 days' notice, provided, that, if the Company were to terminate the PEA for any reason other than Cause (as defined in the agreement) or due to disability, then Mr. Mandelker would be entitled to receive his salary and Social Benefits Payments to which he would have otherwise been entitled had he remained in the employment of the Company under the PEA but for its termination, plus an additional six months' salary ("Termination Benefits"). In the event that within one year of the completion of a "Business Combination" (as defined in the PEA) the Company terminates Mr. Mandelker's employment for any reason other than for Cause or due to disability or the Company elects to not extend the agreement for an additional one year term (prior to Mr. Mandelker attaining the age of 70), then, in addition to the Termination Benefits referred to above, Mr. Mandelker will be entitled to receive an additional 18 months' salary then payable under the agreement. In the event that the Company establishes a long-term management incentive plan funded by the equivalent of a 1.5% overriding royalty or net profits interest (after pay-out calculated on a well by well basis) (the "Plan"), the establishment of which is in the Company's sole discretion, then Mr. Mandelker will be granted a 10% interest in the Plan income attributable to wells drilled by the Company prior to the end of the termination of the PEA. The agreement also includes certain customary confidentiality and non-compete provisions that prohibit the executive from competing with the Company for six months, or soliciting the Company's employees for one year, following the termination of his employment. Consistent with the current arrangement with the Company's senior officers where only up to 60% of their respective salaries are paid (up to $10 thousand per month) with the remainder deferred until such time as the Company's cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations, Mr. Mandelker was paid $10 thousand per month with the remaining amounts due on account of his salary to be deferred as described. As of December 31, 2007, Mr. Mandelker had deferred $227 thousand of compensation due him, inclusive of monies due pursuant to his Retainer Agreement.

Eugene A. Soltero. Until his resignation on March 28, 2007, Mr. Soltero was employed pursuant to a five-year personal employment agreement effective January 1, 2004 with an initial term terminating on December 31, 2008. Under the terms of the agreement, as amended in October 2004 upon his appointment as our Chief Executive Officer, Mr. Soltero’s salary was $250 thousand per annum. In addition, Mr. Soltero was entitled to benefits of similar type and extent as was Mr. Brown under his 2004 employment agreement. Mr. Soltero’s agreement provided for Additional Material Terms as described above in connection with Mr. Brown’s 2004 employment agreement. As of December 31, 2006, $326 thousand of compensation due Mr. Soltero under his employment agreement had been deferred. On March 28, 2007, Eugene A. Soltero submitted his resignation as a Director and our Chief Executive Officer effective with the signing of a Resignation and Settlement Agreement between Mr. Soltero and the Company on March 28, 2007. Pursuant to the Resignation and Settlement Agreement, the Company paid Mr. Soltero $400 thousand, the approximate amount due Mr. Soltero upon his resignation pursuant to his employment agreement for the period of his employment by the Company, including salary and benefits which had been deferred by agreement between Mr. Soltero and the Company.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to our non-management directors during the fiscal year ended December 31, 2007. Compensation to our directors who are members of management is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	US$ (thousands)
James A. Barron	16	—	—	—	16
Yehezkel Druckman	16	—	—(1)	—	16
Forrest A. Garb	16	—	—(2)	—	16
Paul Oroian	18	—	—(3)	—	18
Robert Render	16	—	—	—	16
Kent S. Siegel	18	—	—(4)	—	18

(1)
Mr. Druckman holds a director’s stock option under our 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $5.00 per share through December 31, 2008. These options were authorized and their terms, including exercise price, fixed on October 27, 2005 in connection with services commencing November 2005 and, accordingly, the options were valued in December 2005, notwithstanding that the award agreement was signed only in July 2006. The options became exercisable on July 1, 2007. The rights underlying the options vested on November 1, 2005.

(2)
Mr. Garb holds director’s stock option under our 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $5.00 per share through December 31, 2008. These options were authorized and their terms, including exercise price, fixed on October 27, 2005 in connection with services commencing November 2005 and, accordingly, the options were valued in December 2005, notwithstanding that the award agreement was signed only in July 2006. The options became exercisable on July 1, 2007. The rights underlying the options vested on November 1, 2005.

(3)
Mr. Oroian holds a warrant, granted on October 27, 2005, exercisable commencing July 1, 2007 to purchase 25,000 shares of Common Stock through December 31, 2008 at $5.00 per share. The warrant vested on the grant date.

(7)
Mr. Siegel holds a warrant, granted on October 27, 2005, exercisable commencing July 1, 2007 to purchase 25,000 shares of Common Stock through December 31, 2008 at $5.00 per share. The warrant vested on the grant date.

Each director who is not a member of management received a monthly fee of $1,000 for the periods through June 30, 2007 and $1,500 thereafter. Commencing July 1, 2007, each committee chairman, who is not a member of management, as well as the Lead Director, receives an additional $500 per month. To date additional compensation in the form of warrants or options to purchase shares of Common Stock have been awarded to non-management directors upon their appointment to the Board and at other appropriate times. Except as noted in the footnotes immediately above, all warrants and options granted to directors have been exercised or expired prior to January 1, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

The following table sets forth information as of the close of business on March 21, 2008, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 21, 2008. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 10,120,893 shares of common stock outstanding at March 21, 2008.

The address of John M. Brown, Glen H. Perry, James Barron, Robert Render, Paul Oroian, Kent S. Siegel, Forrest A. Garb and William H. Avery is 6510 Abrams Rd., Suite 300, Dallas, TX 75214. The address of Richard J. Rinberg, Philip Mandelker and Yehezkel Druckman is 15 Bareket St., Caesarea Industrial Park, 38900 Israel. Eugene A. Soltero's address is 7127 Hillgreen Dr., Dallas, TX 75214 and Ralph F. DeVore's address is 13838 Pickford Knolls, Houston, TX 77041.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
John M. Brown	3,526,565	(1)	34.8%
Richard J. Rinberg	361,833	(2)	3.6%
Glen H. Perry	568,333	(3)	5.6%
Philip Mandelker	502,583	(4)	5.0%
William Avery	281,334	(5)	2.8%
Martin Van Brauman	27,820	(6)	*
Sandra Green	7,882	(7)	*
Robert Render	103,000	(8)	1.0%
James A. Barron	135,572	(9)	1.3%
Kent S. Siegel	41,225	(10)	*
Paul Oroian	32,471	(11)	*
Yehezkel Druckman	25,000	(12)	*
Forrest A. Garb	25,000	(12)	*
Eugene A. Soltero	465,439	(13)	4.6%
Ralph F. DeVore	698,280	(14)	6.9%
All directors and executive officers as a group (13 members)	4,368,618	(15)	42.5%

* Less than 1%.

(1)
Includes 2,949,065 shares of common stock owned by others for which Mr. Brown holds voting proxies, including 100,000 shares owned by his wife, 364,031 shares owned by Mr. Soltero, 460,000 shares owned by Mr. Mandelker and a trust for his family, 400,000 shares owned by Mr. Perry, 210,000 shares owned by Mr. Avery, 50,000 shares owned by Mr. DeVore and 200,000 shares issued to a trust company for the benefit of Mr. Rinberg.

(2)
Includes (a) 10,000 shares owned by Mr. Rinberg's wife; (b) 200,000 shares issued to a trust company for the benefit of Mr. Rinberg; and (c) employee stock options awarded under the Zion 2005 Stock Option Plan to purchase 40,000 shares of common stock at $0.01 par share through Dec. 3, 2017.

(3)
Includes (a) 124,833 of shares owned by a person with whom Mr. Perry shares a residence, of which Mr. Perry disclaims beneficial ownership and over 50,000 of which Mr. Brown has voting control; and (b) 400,000 shares over which Mr. Brown has voting control.

(4)
Includes (a) 1,500 shares owned by Mr. Mandelker's wife; (b) 2,000 shares in the aggregate owned by Mr. Mandelker's adult children sharing his residence; (c) 400,000 shares owned by a trust for Mr. Mandelker and his family over which Mr. Brown has voting control; and (c) 60,000 additional shares over which Mr. Brown has voting control.

(5)
Includes (a) 12,000 shares owned by Mr. Avery's mother over which Mr. Avery holds a power of attorney and of which Mr. Avery disclaims beneficial ownership; (b) 210,000 shares over which Mr. Brown has voting control; and (c) employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 40,000 shares of common stock at $0.01 per share through Dec. 3, 2017.

(6)
Includes 1,000 shares owned by Mr. Van Brauman’s adult child who shares his residence, in which Mr. Van Brauman disclaims beneficial interest and employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 50,000 shares of common stock at $5.60 per share through June 30, 2012.

(7)	Includes employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 3,882 shares of common stock at $0.01 per share through Dec. 3, 2017.

(8)	Includes (a) 96,000 shares owned by a trust controlled by Mr. Render (the "Render Trust"); and (b) 7,000 shares owned by Mr. Render's wife.

(9)
Includes (a) 45,000 shares held by trusts for Dr. Barron's children, in which shares Dr. Barron disclaims beneficial interest; and (b) 46,000 shares owned by a ministry of which Dr. Barron is president and a director, and in which shares Dr. Barron disclaims any beneficial interest.

(10)	Includes (a) a warrant to purchase 25,000 shares of common stock through December 31, 2008 at $5.00 per share; and (b) 7,725 shares held by Mr. Siegel's wife, of which Mr. Siegel disclaims ownership.

(11)	Includes a warrant to purchase 25,000 shares of common stock through December 31, 2008 at $5.00 per share.

(12)	Includes a director’s stock option, awarded under the Zion 2005 Stock Option Plan to purchase 25,000 shares of common stock at $5.00 per share through December 31, 2008.

(13)	Includes 364,031 shares over which Mr. Brown has voting control. In March 2007, Mr. Soltero who had been our CEO, resigned from all positions held with our company.

(14)
Based on information in Schedule 13G filed on February 14, 2008. Includes (a) 493,264 shares owned by others for which Mr. DeVore holds voting proxies; and (b) 50,000 shares over which Mr. Brown has voting control.

(15)	Includes all shares noted in notes 1-10 above;

Voting Agreements

As of March 21, 2008, our Founder and Chairman John M. Brown and Ralph F. DeVore hold proxies to vote the shares of Common Stock of some of the Company's stockholders. Including his own shares of Common Stock, Mr. Brown holds 34.8% of the voting rights of the company. Excluding shares controlled by Mr. Brown and Mr. DeVore holds 6.4% of the Company's currently outstanding voting rights. The ability of Mr. Brown to exercise significant control over the Company may discourage, delay or prevent a takeover attempt that a stockholder might consider in his or her best interest and that might result in a stockholder receiving a premium for his or her Common Stock. Also, Mr. Brown and Mr. DeVore (if they vote the same way) may have the ability to:

1. control the vote of most matters submitted to the Company's stockholders, including any merger, consolidation or sale of all or substantially all of the Company's assets;

2. elect all of the members of the Company's Board;

3. prevent or cause a change in control of the Company; and

4. decide whether to issue additional Common Stock or other securities or declare dividends.

Some of the shares of Common Stock owned by officers and directors of the Company are not subject to the proxies held by Mr. Brown. When those shares are added in, as of March 21, 2008, the Company's management (which does not include Mr. Soltero or Mr. DeVore) holds 42.5% of the voting control of the Company.

If the Unit Offering (see “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview”- page 27) is completed assuming the sale of the minimum number of Units are sold then Mr. Brown and Mr. DeVore will have control, respectively, of approximately 33.8%, and 6.2% of our outstanding voting rights, assuming no further shares are released from the voting agreements and no outstanding warrants or options are exercised. If the Unit Offering is completed assuming the maximum number of shares are sold, then Mr. Brown and Mr. DeVore will have control, respectively of approximately 27.9%, and 5.1% of our voting rights, assuming no further shares are released from the voting agreements and no warrants or options are exercised. If the shares of common stock owned by officers and directors of company which are not subject to the proxies held by Mr. Brown are taken into account, then, in the event of the completion of the Unit Offering at a minimum level, the company’s management (which does not include Mr. DeVore or Mr. Soltero) will hold approximately 41.2% of the voting rights of the company, and approximately 34.2% in the event of the closing of the Unit Offering at a maximum level, assuming no further shares are released from the voting agreements and no outstanding warrants or options are exercised.

All of the voting agreements provide that any shares sold in the public market pursuant to an exemption from registration would be automatically released from the agreement. To the extent that any stockholder sells any stock that is then automatically released from one of the agreements, the beneficial ownership of Mr. Brown or Mr. DeVore will be automatically reduced and their respective voting rights will also be accordingly reduced.

The proxies held by John Brown to vote 2,949,065 shares of our Common Stock pursuant to a certain Stockholder and Voting Agreement dated July 9, 2003 among John Brown and certain stockholders identified on Schedule A thereto or their successors expire on July 8, 2008. Thereafter, Mr. Brown will no longer hold the proxy to vote 2,749,065 shares of the 2,949,065 shares as to which he currently holds proxies and may cease, both individually and together with the company’s management, to hold effective voting control over the four matters listed above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders: - Stock Options	250,549	$3.45	749,451

Equity compensation plans not approved by security holders: - Directors Warrants (1)	85,000	$5.00	0
- Service Warrants (2)	10,000	$5.00	0
- Underwriter’s Warrants (3)	46,621	$8.75	0
TOTAL	392,170	$4.24	749,451

(1)
In October 2005, warrants to purchase 85,000 common shares of our stock at $5.00 per share were issued to four directors and former directors for services rendered to Zion as directors during the period 2003-2005. These warrants are exercisable at any time commencing July 1, 2007 through December 31, 2008.

(2)
In October 2005, a warrant to purchase 10,000 common shares of our stock at $5.00 per share was authorized for issuance to a financial institution for financial consulting services rendered. The warrant is exercisable at any time commencing July 1, 2007 through December 31, 2008.

(3)
Warrants issued to Network 1 Financial Securities, Inc. pursuant to the terms of an underwriting agreement in connection with our public offering which was subject of the 2006 Registration Statement. The warrants provide for the right to purchase 46,621 shares of our common stock at $8.75 per share. The warrants are exercisable for a period beginning November 25, 2007 and have an expiration date of September 26, 2009.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There have been no material transactions between us and any of our directors, officers, including nominees for director, except as described in the following paragraphs. Where noted, the transactions below were on terms at least as favorable as could be obtained through arm's length negotiations with third parties. Our Audit Committee Charter provides that our Audit Committee shall review for potential conflict of interest situations on an ongoing basis, shall approve all "related party transactions" required to be disclosed under SEC regulations or otherwise subject to approval by an independent body of our Board under AMEX requirements.

In early 2002, we borrowed $51 thousand under a loan facility with Cimarron Resources, Inc, which is owned by Eugene Soltero, our former chief executive officer who resigned from our employment in March 2007. Cimarron obtained the monies to lend us through a loan facility with Bank One (now Chase Bank, N.A.) (the "Bank One Facility"). The interest charged to us was the Cimarron's interest cost which accrues at Bank One's prime rate (8.25% at December 31, 2006) plus 2.5%. The note was due on the earlier of: (a) 30 days following the closing of our initial public offering; (b) the determination by our Board that we had raised funds in sufficient amounts to enable us to conduct operations prior to the closing of an initial public offering without need for recourse to the loan facility; or (c) the date or dates the principal amount of the monies advanced to Cimarron under the Bank One facility was due. At the time the terms of the Bank One facility to Cimarron were amended, the terms of Cimarron's loan facility to us were amended to convert the loan principal outstanding on September 30, 2003 of $50 thousand into a 100 month term loan repayable monthly commencing November 15, 2003 in $500 increments, with Cimarron having the option commencing January 15, 2005 to call the loan in whole or in $5 thousand increments on 30 days notice. In connection with the conversion of the Cimarron loan to us to a 100 month term loan, an option which had been granted to Cimarron to convert $50 thousand of the loan principal into 50,000 shares of Common Stock was severed from the note and became a stand-alone option allowing Cimarron to purchase 50,000 shares of Common Stock at $1.00 per share for cash or other consideration. The initial option was granted at the price at which shares were being sold to unrelated third parties at the time of the grant and was valued at $21 thousand. Effective September 30, 2003, Cimarron exercised the option in consideration for the forgiveness of $50 thousand of accounts payable. Cimarron transferred the shares to Mr. Soltero. As of December 1, 2005, the terms of the Cimarron loan facility were amended to provide that the option to call the loan in whole or in $5 thousand increments was deferred to July 31, 2007. As of December 31, 2006, the outstanding balance of the note was $32 thousand. The cost to us of the loan from Cimarron was exactly the same as Cimarron's cost of obtaining the funds from Bank One, an unrelated third party. The loan was repaid in full on January 18, 2007.

Effective October 1, 2004, Ms. Karen Soltero, Mr. Eugene Soltero's daughter, was retained on a part time basis as Director of Marketing/Investor & Public Relations at an annual salary of $48 thousand, increased during April 2005 to $60 thousand. Ms. Soltero left our employ on March 31, 2007. While in our employ, Ms. Soltero reported to Mr. Brown our Chairman. Ms. Soltero holds a Master of Business Administration with concentration in Marketing and Strategy from the Peter F. Drucker School of Management at Claremont University and a Bachelor of Arts degree (Cum Laude) in Theatre Arts from UCLA. Ms. Soltero's employment as our Director of Marketing/Investor & Public Relations was reviewed and approved by the Audit Committee. Prior to her employment as Director of Marketing/Investor & Public Relations, from January through September 2004, Ms. Soltero served as a consultant to us in the capacity of Manager of Stockholder Relations for an hourly fee of $35. During this eight-month period, Ms. Soltero was paid $24 thousand in consulting fees. From November 2001 through December 2003, Ms. Soltero periodically provided us with marketing services, including web site design, brochure design, document rewriting and Edgarizing services, at an hourly rate of $25-$35. During this 26-month period she was paid approximately $16 thousand by the Company. On September 28, 2004, in recognition for her services in connection with our attempted Initial Public Offering which terminated on August 30, 2004, the Board awarded Ms. Soltero a deferred bonus of $10 thousand to be paid in cash or shares of Common Stock of the Company valued at $4.00 per share to be paid at such time as management deemed it appropriate, provided that, if paid in shares of stock, the shares could be legally issued without limiting our ability to benefit from exemptions from registration under the securities laws. On March 13, 2006, the deferred bonus was increased to $18 thousand to be paid in cash no later than December 31, 2006 and the option for payment in shares was cancelled, provided that Ms. Soltero retained the right (but not the obligation) to subscribe for shares in our open public offering in exchange for all or any part of the deferred bonus. On January 12, 2007, the deferred bonus was paid to Ms. Soltero.

Effective November 1, 2005, Mr. Rinberg was elected our President. In connection with this appointment, the Board, on October 27, 2005, authorized our Chairman and the Chief Executive Officer to negotiate a two-year retention agreement commencing November 1, 2005 (the "Rinberg Agreement") subject to Audit Committee review and approval and ratification by the Board. The principal element of compensation was the award of 200,000 shares of Common Stock (the "Rinberg Shares"), subject to certain pro-rated vesting requirements over the two-year retention period and voting agreement requirements. The Audit Committee approved the Rinberg Agreement on May 22, 2006 and the Board ratified such approval, following which and under the terms of the agreement, the Rinberg Shares were issued to ESOP Trust Company for Mr. Rinberg's benefit. We valued the transaction at $500 thousand, or $2.50 per share, which valuation has been supported by a report dated April 28, 2006, prepared by Hill, Schwartz, Spilker, Keller, LLC. The transaction was accounted for each month as payment for compensation at $20,833 per month for the twenty-four months commencing November 2005 through October 2007. We also paid the fees for certain tax advisory and related services to Mr. Rinberg in connection with his retention in the amount of $6 thousand.

The $2.50 per share valuation was 50% of the $5.00 per share price at which we issued shares (the "SAPP Shares") in our Second Accredited Private Placement that was completed on October 24, 2005. This discount was deemed justified due to the substantially greater restrictions to which the Rinberg Shares, as opposed to the SAPP Shares, were subject to:

1. Under relevant provisions of Israeli law, the Rinberg Shares were issued to, and will be held in the name of, a third party trustee for a period of between one and two years. During this period the shares may not be transferred, sold or used as collateral for loans without substantial adverse tax effects to Mr. Rinberg. The SAPP Shares, on the other hand, were issued to, and held in, the names of the direct purchasers. The SAPP Shares could also be immediately sold or otherwise transferred or used as loan collateral, provided only that such sale, transfer or hypothecation qualifies for an exemption under the U.S. securities laws.

2. For a 24-month period beginning November 1, 2005, the Rinberg Shares were subject to pro-rated repurchase by us at $0.01 per share if Mr. Rinberg left his position with us prior to November 1, 2007.

3. All of the Rinberg Shares are subject to a voting agreement granting an irrevocable proxy to Mr. John Brown through November 1, 2010, whereas none of the SAPP Shares have any voting restrictions.

In February 2003, the Board of Directors voted to accept an offer by Ms. Irith Rappaport, a stockholder of the Company sharing a residence with Mr. Glen H. Perry, a director and, at the time, our Executive Vice President, to advance the sum of up to $100 thousand, subject to the payment of a commitment fee in the form of 1,000 shares of preferred stock and a warrant (to purchase 5,000 shares of Common Stock at $1.50 per share through December 31, 2004) valued at $10 thousand, to her or her designees. Monies advanced under this facility bore interest at the rate of 10% per annum and were originally due on February 28, 2004, which date was subsequently extended to December 31, 2004. On December 9, 2004, the due date was extended to June 30, 2005, in consideration for which Ms. Rappaport was granted the option to convert monies outstanding under the facility into our equity securities in increments of $5 thousand (a "unit"), each unit being convertible into 1,250 shares of Common Stock and warrants to purchase 500 shares of Common Stock at $5.00 per share at any day through December 31, 2006. The option was valued at $10 thousand. On June 30, 2005, the note was extended to December 31, 2005. The extension of the conversion option was valued at $21 thousand. As of December 1, 2005, the note was further extended to the earlier of (a) July 31, 2006 provided that, if by July 31, 2006, we had not closed a public offering in an aggregate minimum amount which provided us proceeds from the offering of at least $2,500 thousand, such date could be further extended by mutual agreement of the parties or (b) at such time or times as in the opinion of the our directors, funds available to us so permit. The extension of the conversion option was valued at $22 thousand. On July 31, 2006, the note was further extended to a date 15 days following the initial closing of our initial public offering (which occurred on December 29, 2006; in connection with this extension, the interest rate on the facility was increased to 12% per annum and Ms. Rappaport's option to convert monies outstanding under the facility to equity securities was mutually cancelled. On July 31, 2006, there was $75 thousand principal balance outstanding under the facility. The Rappaport loan was repaid in full on January 17, 2007.

Through May 31, 2007 and November 30, 2007, respectively, Philip Mandelker and William H. Avery were paid (and/or payments accrued) as consultants for providing services to us. The amounts paid to Mr. Mandelker through December 31, 2007 are set forth in the "Summary Compensation Table" at page 42 above. Mr. Patir was retained as a consultant commencing July 1, 2005 at the rate of $7 thousand per month for July through September 2005, and for October through December 2005, at the rate of $10 thousand per month. Portions of the amounts above are also separately reflected in the notes to the financial statements because they were allocated to financing costs or professional fees that require special accounting treatment.

For such period as Philip Mandelker rendered services as a consultant, we paid a monthly fee of $2.5 thousand to Adam Law Offices, the law firm of which Mr. Mandelker was Of Counsel prior to his employment by the company commencing on June 1, 2007, for office and secretarial services. Mr. Mandelker has no economic interest in Adam Law Offices nor any interest in the fee paid by us to Adam Law Offices.

We have extended no loans to and provided no loan guarantees in connection with extension of credit to our officers, directors, employees or promoters.

A discussion of director independence is included in Item 9.

ITEM 13.	EXHIBITS

Exhibit Number	Description
3.2*	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (amended as of March 29, 2007)

9.1	Stockholders’ and Voting Agreement (with John M. Brown), filed as Exhibit 9.1 to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

9.2	Stockholders’ and Voting Agreement (with Ralph Devore), filed as Exhibit 9.2 to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

9.3	Rinberg-Brown Voting Agreement, filed as Exhibit 9.4 to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

10.1	Joseph License, filed as Exhibit 10.1 to Zion’s Form 8-K filed on October 16, 2007 and incorporated herein by reference

10.2	Asher -Menashe License, filed as Exhibit 10-2 to Zion’s Form 10-QSB for the quarter ended June 30, 2007 and incorporated herein by referenceMemorandum

10.3
Workover and Completion Services Agreement, dated March 15, 2007, between Zion Oil & Gas, Inc. and Lapidoth - Israel Oil Prospectors Corp., Inc. relating to performance of remedial workover, completion and testing services on the Ma’anit #1 well, filed as Exhibit 10.1 to Zion’s Form 8-K filed on March 20, 2007 and incorporated herein by reference

10.4
Agreement, dated September 17, 2007, between Zion Oil & Gas, Inc. and the Geophysical Institute of Israel, filed as Exhibit 10.1 to Zion’s Form 8-K dated September 18, 2007 and incorporated herein by reference

10.5	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and John M. Brown, filed as Exhibit 10.4(i) to Zion’s Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference

(ii) Retention Agreement dated as of January 18, 2008, between Zion Oil & Gas, Inc. and John M. Brown, filed as Exhibit 10.1 to Zion’s Form 8-K dated January 24, 2008 and incorporated herein by reference

(iii) Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Glen H. Perry, filed as Exhibit 10.4(iv) to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(iv) Retention Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Philip Mandelker, filed as Exhibit 10.4(v) to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(v) Employment Agreement dated as of June 1, 2007, between Zion Oil & Gas, Inc. and Philip Mandelker, filed as Exhibit 10.1 to Zion’s Form 10-QSB for the quarter ended June 30, 2007 and incorporated herein by reference

(vi) Employment Agreement dated as of July 3, 2007, between Zion Oil & Gas, Inc. and Martin M. Van Brauman, filed as Exhibit 10.3 to Zion’s Form 10-QSB for the quarter ended June 30, 2007 and incorporated herein by reference

(vii) Retention and Management Services Agreement dated as of November 1, 2005, between Zion Oil & Gas and Richard Rinberg, filed as Exhibit 10.4(vii) to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

(viii) Employment Agreement dated as of November 1, 2007, between Zion Oil & Gas, Inc. and Richard J. Rinberg, filed as Exhibit 10.1 to Zion’s Form 8-K dated December 10, 2007 and incorporated herein by reference

(ix) Employment Agreement dated as of December 1, 2007, between Zion Oil & Gas, Inc. and William H. Avery, filed as Exhibit 10.2 to Zion’s Form 8-K dated December 10, 2007 and incorporated herein by reference

(x) Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Eugene A. Soltero, filed as Exhibit 10.4(ii) to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

Resignation and Settlement Agreement, dated March 28, 2007, between Zion Oil & Gas and Eugene A. Soltero, filed as Exhibit 10.1 to Zion’s Form 8-K filed on March 30, 2007, and incorporated herein by reference

10.6	2005 Stock Option Plan, filed as Exhibit 10.5 to Zion’s Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 to Zion’s Form 8-K dated December 10, 2007 and incorporated herein by reference

24.1*	Power of Attorney

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

* filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed or to be billed by KPMG Somekh Chaikin for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-QSB and services that were provided in connection with statutory and regulatory filings or engagements were $134 thousand for the fiscal year ended December 31, 2007 and $85 thousand for the fiscal year ended December 31, 2006.

Audit-Related Fees. The aggregate fees billed by KPMG Somekh Chaikin for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $0 for the fiscal year ended December 31, 2007 and $149 thousand for the fiscal year ended December 31, 2006. The nature of the services performed for these fees was a review of our registration statement and related services in connection with our offering of Common Stock subject of the registration statement declared effective by the SEC on September 26, 2006 and.

Tax Fees. The aggregate fees billed by KPMG Somekh Chaikin in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $15 thousand for the fiscal year ended December 31, 2007 and $7 thousand for the fiscal year ended December 31, 2006. The nature of the services performed for these fees was filing of tax returns for our Israeli branch, obtaining certain tax rulings and tax planning related to the foundations to be established.

All Other Fees. The aggregate fees billed by KPMG Somekh Chaikin in each of the last two fiscal years for products and services other than those reported in the three prior categories were $20 thousand for the fiscal year ended December 31, 2007 and $2 thousand for the fiscal year ended December 31, 2006. The nature of the services performed for these fees was advisory services related to our SOX 404 documentation and in connection with the establishment of our 2005 Stock Option Plan.

Policy on Pre-Approval of Services Provided by KPMG Somekh Chaikin

Our Audit Committee considers and pre-approves any audit and non-audit engagement or relationship between the Company and any independent accountant. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve all audit or non-audit services to be provided by an independent accountant if presented to the full Audit Committee at its next meeting. In accordance with these procedures, the engagement of KPMG Somekh Chaikin to conduct the audit of our 2008 financial statements, was pre-approved by the Chairman of our Audit Committee and approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ZION OIL & GAS, INC. (Registrant)

By: /s/ Richard J. Rinberg	By: /s/ Martin M. Van Brauman
Richard J. Rinberg	Martin M. Van Brauman,
Chief Executive Officer (Principal Executive Officer)	Senior Vice-President (Principal Financial Officer)

Date: March 28, 2008	Date: March 28, 2008

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

*	Chairman of the Board	March 28, 2008
John M. Brown

*	Chief Executive Officer and Director	March 28, 2008
Richard J. Rinberg

*	President, Chief Operating Officer and Director	March 28, 2008
Glen H. Perry

*	Executive Vice President, Secretary and Director	March 28, 2008
Philip Mandelker

*	Executive Vice President, Treasurer and Director	March 28, 2008
William H. Avery

*	Director	March 28, 2008
Robert Render

*	Director	March 28, 2008
Yehezkel Druckman

*	Director	March 28, 2008
Forrest A. Garb

*	Director	March 28, 2008
Paul Oroian

*	Director	March 28, 2008
Kent S. Siegel

*	Director	March 28, 2008
James (Andy) Barron

* By: /s/ Richard J. Rinberg
Richard J. Rinberg, Attorney-in-Fact

ZION OIL & GAS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006
AND REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zion Oil & Gas, Inc.

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from April 6, 2000 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, and cash flows for the period April 6, 2000 (inception) to December 31, 2007 include amounts for the period from April 6, 2000 (inception) to December 31, 2000 and for each of the years in the four year period ending December 31, 2004 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period April 6, 2000 through December 31, 2004 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period April 6, 2000 (inception) to December 31, 2007, in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has no operating revenue, limited capital resources and a loss from operations, all of which raise substantial doubt about its ability to continue as going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somekh Chaikin
Certified Public Accountants (Isr.)
A Member of KPMG International

Tel Aviv, Israel
March 28, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Zion Oil & Gas, Inc.

We have audited the cumulative amounts from April 6, 2000 (inception) to December 31, 2004 included in the statements of operations, changes in stockholders’ equity, and cash flows of Zion Oil & Gas, Inc. (a development stage company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these cumulative financial statements based on our audit.

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

As described in the first paragraph in Note 1C to the 2007 financial statements, the financial statements for all periods from inception (April 6, 2000) until December 31, 2004 were previously restated.

The cumulative amounts referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lane Gorman Trubitt, L.L.P.
Dallas, Texas
April 15, 2005, except for the first
paragraph in Note 1C as to
which the date is July 26, 2006

Zion Oil & Gas, Inc.
(A Development Stage Company)

Balance Sheets as of

	December 31	December 31
	2007	2006
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,590	3,370
Inventories	-	150
Prepaid expenses and other	61	21
Refundable Value-Added Tax	65	10
Total current assets	4,716	3,551

Unproved oil and gas properties, full cost method	2,590	8,496

Property and equipment
Net of accumulated depreciation of $33 thousand and $21 thousand	73	45

Other assets
Assets held for severance benefits	42	12
Total other assets	42	12

Total assets	7,421	12,104

Liabilities and Stockholders’ Equity

Current liabilities
Notes payable to related parties	-	107
Accounts payable	128	262
Accrued liabilities	172	502
Deferred officers compensation	1,017	498
Total current liabilities	1,317	1,369

Provision for severance pay	316	63

Deferred officers' compensation	-	1,053

Total liabilities	1,633	2,485

Commitments and contingencies	-	-

Stockholders’ equity
Common stock, par value $.01; 20,000,000 shares authorized:
2007 - 10,120,893 shares and 2006 - 8,747,002 shares
issued and outstanding	101	87
Additional paid-in capital	26,074	16,872
Deficit accumulated in development stage	(20,387)	(7,340)
Total stockholders’ equity	5,788	9,619

Total liabilities and stockholders' equity	7,421	12,104

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Operations

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2007	2006	2007
	US$ thousands	US$ thousands	US$ thousands
Revenues	-	-	-

General and administrative expenses
Legal and professional	1,209	875	4,079
Salaries	1,475	1,108	4,045
Other	1,074	475	2,257
Impairment of unproved oil and gas properties	9,494	-	9,494
Loss from operations	(13,252)	(2,458)	(19,875)

Other expense, net
Termination of initial public offering	-	-	(507)
Other income, net	4	-	4
Interest income (expense), net	201	(52)	(9)

Loss before income taxes	(13,047)	(2,510)	(20,387)
Income taxes	-	-	-

Net loss	(13,047)	(2,510)	(20,387)

Net loss per share of common stock - basic and diluted (in US$)	(1.34)	(0.32)	(4.04

Weighted-average shares outstanding - basic and diluted (in thousands)	9,712	7,942	5,042

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

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

Statement of Changes in Stockholders' Equity (cont’d)

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

Statement of Changes in Stockholders' Equity (cont’d)

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

Statement of Changes in Stockholders' Equity (cont’d)

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from public offering for subscription shares:
For cash	1,336	14	9,338	-	9,352
For debt	33	* -	235	-	235

Compensation in respect of shares previously issued for services provided by officer	-	-	208	-	208

Value of options granted to employees	-	-	337	-	337

Value of warrants granted to underwriter	-	-	79	-	79

Value of shares granted to employees	5	*-	25	-	25

Value of shares gifted to employees	-	-	7	-	7

Costs associated with the issuance of shares	-	-	(1,027)	-	(1,027)

Net loss	-	-	-	(13,047)	(13,047)

Balances December 31, 2007	10,121	101	26,074	(20,387)	5,788

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2007	2006	2007
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(13,047)	(2,510)	(20,387)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	16	16	37
Officer, director and other fees, paid via common stock	475	862	2,139
Cost of warrants issued to employees, directors & others	416	182	974
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	4	-	4
Impairment of unproved oil and gas properties	9,494	-	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(40)	5	(61)
Increase in deferred offering costs	-	126	-
Refundable value-added tax	(55)	20	(65)
Severance pay, net	223	9	274
Accounts payable	(134)	(345)	771
Accrued liabilities	(330)	350	173
Increase(decrease) in deferred officers' compensation	(534)	482	1,017
Net cash used in operating activities	(3,512)	(803)	(4,956)

Cash flows from investing activities
Acquisition of property and equipment	(48)	(12)	(114)
Investment in oil and gas properties	(3,438)	(803)	(12,234)
Net cash used in investing activities	(3,486)	(815)	(12,348)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	19	89
Loan proceeds - related party	-	-	259
Loan principal repayments - related party	(107)	(5)	(259)
Loan proceeds - other	-	-	500
Proceeds from sale of stock	9,352	4,514	23,775
Financing costs of issuing stock	(1,027)	(681)	(2,470)
Net cash provided by financing activities	8,218	3,847	21,894

Net increase in cash	1,220	2,229	4,590
Cash - beginning of period	3,370	1,141	-
Cash - end of period	4,590	3,370	4,590

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2007	2006	2007
	US$ thousands	US$ thousands	US$ thousands
Supplemental information
Cash paid for interest	1	16	58
Cash paid for income taxes	-	-	-

Non-cash operating, investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	235	14	1,186
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	188	188
Shares issued for services provided by officer	208	250	500
Value of warrants and options granted to employees	337	162	842
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	79	20	79
Value of shares granted to employees	25	-	20
Value of shares gifted to directors, employees and service providers	7	147	154
Deferred financing costs	-	19	89
Transfer of inventory to oil and gas properties	150	-	150

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation (“Zion Florida”) was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (the “Company”), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering. Upon the reincorporation, all the outstanding shares of common stock in Zion Florida were converted into common stock, par value $0.01 (the “Common Stock”) of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into Common Stock of the Company at the ratio of twelve shares of Common Stock for each share of preferred stock. All of the outstanding warrants and options of Zion Florida were converted into equivalent warrants and options of the Company.

The Company currently holds two petroleum exploration licenses granted pursuant to the Israeli Petroleum Law as follows:

(1) The “Asher-Menashe License” which covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads. Under the terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

(2) The “Joseph License” which covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Israeli Petroleum Law following the abandonment of the Ma’anit #1 well drilled by the Company. The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 well and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit. Under the terms of the Joseph License, the Company must commence the drilling of a well to a depth of at least 4,500 meters (about 14,850 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

In the event of a discovery on either of the Licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested. Despite the encouraging, but inconclusive results, we determined that the well was incapable of producing oil and/or gas in commercial quantities. As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007. See Note 2D.

Operations in Israel are conducted through a branch office. The Asher-Menashe License and Joseph Licenses are held directly in the name of the Company. At present it is expected that, other than investment income, any and all future income will be derived from Israeli operations.

B.  Management Presentation and Liquidity

On February 17, 2004, a registration statement filed by the Company with the Securities and Exchange Commission was declared effective to offer 7,000,000 shares of the Company’s common stock to the public. The minimum offering requirement of $6,500 thousand was not subscribed by the offering termination date of August 30, 2004. As a result, no securities were sold to the public, all escrow subscription funds that had been received pursuant to the offering were sent back to the subscribers by the escrow agent, and the Company removed from registration the 7,000,000 shares of the Company’s common stock.

Between September 2004 and through September 2006, the Company raised capital through debt and private offerings and the exercise of outstanding warrants. During 2006, $1,934 thousand was raised in private equity financings and warrant exercises., as described below.

On January 25, 2006 the Company filed a registration statement for a public offering on a “best efforts” basis (the “Public Offering”) of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450 thousand (350,000 shares) and a maximum of $14,000 thousand (2,000,000 shares). The registration statement was declared effective by the Securities and Exchange Commission on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Public Offering in which it accepted subscriptions in the amount of $3,059 thousand in consideration of the issuance of 436,907 shares of common stock. Between January 1 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587 thousand bringing the total amount raised in the Public Offering through its termination following the May 25, 2007 closing to $12,645 thousand.

On February 1, 2008, the Company filed a registration statement with the Securities and Exchange Commission in connection with a public offering of 2,500,000 units (the “Units) consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10 (the “Unit Offering”). The Unit Offering has a minimum closing requirement of $3,250,000 (325,000 units) (the “Minimum Unit Offering”). At this time, the registration statement has not been declared effective and no Units have been sold. (See Note 10)

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

 B.  Management Presentation and Liquidity (cont’d)

We believe that the funds currently available to us will not enable us to meet our needs in carrying out our plan of operations through December 31, 2008. To carry out our plan of operations, we must complete the Minimum Unit Offering in sufficient time to commence the drilling of the Ma’anit-Rehoboth #2 prior to the end of August 2008, and the deferring officers and employees must continue to defer the monies due them and continue to accept partial payment of their currently due salaries.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. See Note 2D for a discussion of the Company’s recording an impairment of unproved oil and gas properties following the cessation of operations on the Ma’anit #1 well and the formal relinquishment of the Ma’anit-Joseph License in June 2007.

C.  Basis of Presentation

The financial statements for all periods from inception (April 6, 2000) until December 31, 2005 were previously restated to reflect additional expenses related to stock warrants issued to employees and non-employees during the above mentioned period and compensation cost with respect to equity awards provided with new debt issuances and/or debt modification.

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company’s ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. Management is of the opinion that the equity funds raised by the Company in its 2007 Public Offering (see Note 1B) will not be sufficient to finance its plan of operations as previously described through the end of 2008. To carry out our plan of operations, we must complete the Minimum Unit Offering in sufficient time to commence the drilling of the Ma’nait-Rehoboth #2 prior to the end of August 2008 and the deferring officers and employees must continue to defer the monies due them and continue to accept partial payment of their currently due salaries.

Note 2 - Summary of Significant Accounting Policies

A.      Financial Statements in United States Dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar (“dollar”). Therefore, the dollar has been determined to be the Company’s functional currency. Non-dollar transactions and balances have been translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 52 “Foreign Currency Translation” (SFAS No. 52).

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.  Financial Statements in United States Dollars (cont’d)

Transactions in foreign currency (primarily in New Israeli Shekels - “NIS”) are recorded at the exchange rate as of the transaction date except for activities relating to balance sheet items which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

B.  Cash and Cash Equivalents

The Company maintains cash balances at two banks with one bank (FDIC insured) located in the United States and one bank located in Israel. The balance of the Company’s cash is maintained in a money market mutual fund that is subject to all of the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended. The fund’s dollar-weighted average portfolio maturity does not exceed 90 days. For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

C.  Inventories

Inventories include equipment and materials whose use in future drilling and completion operations is uncertain. They are stated at the lower of cost or market value. Cost is determined by the weighted average method. Once a decision has been made that the equipment will be used in future operations, it is reclassified to Unproved Oil and Gas Properties.

D.  Oil and Gas Properties and Impairment

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

The Company’s oil and gas property represents an investment in an unproved property and a major development project on that property. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense as a reserve base has not yet been established. An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 2 - Summary of Significant Accounting Policies (cont’d)

D.  Oil and Gas Properties and Impairment (con’t)

Abandonment of properties is accounted for as adjustments to capitalized costs. The net capitalized costs are subject to a “ceiling test” which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, we determined that the well was incapable of producing oil and/or gas in commercial quantities. Considering the desire to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2, the Company decided to cease operations on the Ma’anit #1 well and, as required by the Israeli Petroleum Law, formally relinquish the Ma’anit-Joseph License. It is the current intent of the Company to use the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the planned Ma’anit-Rehoboth #2 well. Plans are that this well will be directionally drilled from that point to penetrate the middle and the lower Triassic, which is still considered highly prospective by the Company. In addition, the Company intends to drill down to the Permian section of the upper Paleozoic formation.

Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 83,272 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled, which License was subsequently granted on October 11, 2007. As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded an impairment of $9,494 thousand to its unproved oil and gas properties.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses: (a) The Joseph License, in respect of which the planning of and preparations for the drilling of a well are under way (See Note 1A); and (b) the Asher-Menashe License, in respect of which a geophysical program commenced in December 2007. (See Note 8I)

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494 thousand impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $3,588 thousand, $803 thousand and $2,590 thousand for the years ended December 31, 2007, 2006 and from inception (April 6, 2000) to December 31, 2007, respectively. (See Note 4).

E.  Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over their estimated useful lives of three to fourteen years. Depreciation charged to expense amounted to $15 thousand, $16 thousand and $37 thousand for the years ended December 31, 2007, 2006 and for the period April 6, 2000 (inception) to December 31, 2007, respectively.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 2 - Summary of Significant Accounting Policies (cont’d)

F.  Assets held for severance benefits

Assets held for employee severance benefits represent contributions to severance pay funds and cash surrender value of life insurance policies that are recorded at their current redemption value.

G.  Costs Associated with Public and Private Equity Offerings

Costs associated with each specific private or public equity offering are accumulated until either the closing of the offering or its abandonment. If the offering is abandoned, the costs are expensed in the period the offering is abandoned. If the offering is completed and funds are raised, the accumulated costs are recorded as a reduction to the paid-in capital attributable to the equity offering. Financing costs not attributable to any specific offering are charged to expense as incurred. Costs associated with public and private equity offerings charged to additional paid in capital amounted to $1,027 thousand, $681 thousand and $2,369 thousand for the years ended December 31, 2007, 2006 and for the period April 6, 2000 (inception) to December 31, 2007, respectively.

H.  Use of Estimates

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

I.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

J.  Environmental Costs

Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Company management believes that no costs are presently probable and thus no provision has been made.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 2 - Summary of Significant Accounting Policies (cont’d)

K.  Net Loss per Share Data

Basic and diluted net loss per common share is presented in conformity with SFAS No. 128 “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of 411,795, and 296,215 common stock equivalents in 2007 and 2006, respectively, would be anti-dilutive.
L.  Stock Based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the Company has recognized compensation cost for awards granted beginning January 1, 2006, based on the Black-Scholes option-pricing method.

The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. On adoption of the modified prospective method in adopting SFAS 123R, the Company did not need to adjust the corresponding amounts included in these financial statements.

M.	Recent Accounting Pronouncements

1. SFAS 157 - Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued SFAS No. 157-2, which grants a one-year deferral of SFAS 157’s fair-value measurement requirements for nonfinancial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis.

The Company is currently evaluating the impact of adopting SFAS 157 on its results of operations and financial position.

2. SFAS 159 - Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 2 - Summary of Significant Accounting Policies (cont’d)

M.	Recent Accounting Pronouncements (cont’d)

2. SFAS 159 - Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) (cont’d)

The Company is currently evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s consolidated financial statements.

3. SFAS 141R - Business Combinations (SFAS 141R)

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date.

The Company does not expect the adoption of SFAS 141R to have a material impact on its balance sheet or statement of operations.

4. SFAS 160 - Noncontrolling Interest in Consolidated Financial Statements (SFAS 160)

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date.

The Company does not expect the adoption of SFAS 160 to have a material impact on its balance sheet or statement of operations.

Note 3 - Provision for Severance Pay

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The following principal plans relate to the employees in Israel:

A.
The liability in respect of certain of the Company’s employees is discharged in part by participating in a defined contribution pension plan and making regular deposits with recognized pension funds. The deposits are based on certain components of the salaries of the said employees. The custody and management of the amounts so deposited are independent of the Company’s control and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheet.

B.	Part of the liability is discharged by deposits made with severance pay funds.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 3 - Provision for Severance Pay (cont’d)

C.
The liability for severance pay is calculated on the basis of the latest salary paid to each employee multiplied by the number of years of employment. The liability is covered by the amounts deposited including accumulated income thereon as well as by the unfunded provision.

D.
The expenses in respect of severance pay for the years ended December 31, 2007, 2006 and the period from April 6, 2000 to December 31, 2007 amounted to $85 thousand, $10 thousand and $136 thousand respectively.

E.	Withdrawals from the funds may be made only upon termination of employment.

F.
As of December 31, 2007, the Company has a provision for severance pay of $316 thousand, which was classified as short-term. The balance at December 31, 2006 was $63 thousand, of which all was long-term. As of December 31, 2007 and 2006, the Company has $42 thousand and $12 thousand respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Comprised as follows:

	Year ended December 31 2007	Year ended December 31 2006
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	2,035	6,801
Capitalized salary costs	145	683
Legal costs and license fees	220	732
Other costs	190	280
	$2,590	$8,496

Impairment of unproved oil and gas properties comprised as follows:

	Year ended December 31 2007	Year ended December 31 2006	Period from April 6, 2000 (inception) to December 31, 2007
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	7,959	-	7,959
Capitalized salary costs	683	-	683
Legal costs and license fees	509	-	509
Other costs	343	-	343
	9,494	-	9,494

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 5 - Stockholders’ Equity

A.  Private Placement Offerings

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

Between January 1, 2005 and March 31, 2005, the Company raised $2,140 thousand through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of the Company’s common stock in a private placement offering. The warrants designated as “E warrants” were exercisable at $5.00 per share through December 31, 2006. Between April 22 and June 10, 2005, the Company raised $1,380 thousand through the sale of 276,000 shares of common stock and 55,200 E Warrants. Between June 20, 2005 and October 24, 2005, the Company raised $3,230 thousand through the sale of 646,000 shares of common stock.

During December 2005, the Company raised $440 thousand from the sale of 80,000 shares of common stock and warrants to purchase 12,500 shares of common stock at $5.50 per share at any time from July 1, 2007 through December 31, 2008, such warrants being designated as “G” warrants.

During 2006, the Company (i) raised $489 thousand from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $291 thousand in consideration of services; (iii) issued 175,357 shares of common stock for $877 thousand upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105 thousand upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $172 thousand upon the exercise of “D” warrants. (See Note 5G).

B.  Initial Public Offering

On December 29, 2006, the Company completed its first closing of the Public Offering in which it accepted subscriptions in the amount of $3,059 thousand in consideration of the planned issuance of 436,907 shares of common stock. Between January 1, and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587 thousand, bringing the total amount raised in the Public Offering through May 25, 2007 to $12,645 thousand. The offering terminated on May 25, 2007. (See Note 8G)

C.  2005 Stock Option Plan

During 2005, a stock option plan (the “Plan”) was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan is administered by the Board of Directors or one or more committees appointed by the board (the “Administrator”).

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 5 - Stockholders’ Equity (cont’d)

C.  2005 Stock Option Plan (cont’d)

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

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows: (a) with two directors each for the purchase of 25,000 shares of common stock at an exercise price of $5.00 per share (50,000 shares in the aggregate) through December 31, 2008 at a value of $59 thousand in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options became exercisable commencing on July 1, 2007); (b) with one employee (who resigned effective June 1, 2007) for the purchase of 80,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (of these, options to purchase 26,667 shares of common stock vested on January 1, 2007 at a value of $65 thousand charged to the Company according to the vesting period, with an adjustment recorded at the termination date of June 1, 2007; the remaining non-vested options to purchase 53,333 shares of common stock were cancelled upon the resignation of the officer in accordance with the terms of the award agreement; the vested options were not able to be exercised prior to July 1, 2007); and (c) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the date the award agreement was signed, and on October 1, 2006, on October 1, 2007 and October 1, 2008 at a value of $97 thousand that will be charged according to the vesting periods, and the options exercisable commencing July 1, 2007). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the grant date and (c) the value of the options were initially accounted for during December 2005. Compensation expense was recorded commencing December 2005 based on the fair value of the options at that time.

On July 1, 2007, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 50,000 shares of common stock at an exercise price of $5.60 per share through December 31, 2012 (these options will vest in three tranches - 20,000 on June 30, 2008; 15,000 on June 30, 2009 and 15,000 on June 30, 2010, at a value of $126 thousand that will be charged according to the vesting periods).

On December 4, 2007, award agreements under the 2005 Stock Option Plan were entered into as follows: (a) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $257 thousand (these options vest in four equal tranches of four vesting periods of 10,000 shares each, on January 29, 2008, April 28, 2008, July 27, 2008 and October 25, 2008); (b) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $257 thousand (the rights to these options vested on the date of the award); and (c) with one employee for the purchase of 3,882 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $25 thousand (the rights to these options vested on the date of the award).

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 5 - Stockholders’ Equity (cont’d)

D.  Fair Value of Warrants and Options

The Company has reserved 411,795 shares of common stock as of December 31, 2007 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at December 31, 2007 and 2006. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise price		Number of shares	Expiration date	Warrants or Options
To non-employees
	5.00		10,000	December 31, 2008	Warrants
	8.75		46,621	September 26, 2009	Warrants
To employees and directors
	5.00		85,000	December 31, 2008	Warrants
	5.00		50,000	December 31, 2008	Options
	5.00		66,667	December 31, 2010	Options
	5.60		50,000	December 31, 2012	Options
	0.01		83,882	December 3, 2017	Options
To investors
	5.50		19,625	December 31, 2008	Warrants
	4.50	*	411,795

* Weighted Average

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 5 - Stockholders’ Equity (cont’d)

D.  Fair Value of Warrants and Options (cont’d)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2005 to:
Employees, officers and directors	1,580,936	1.38
Private placement investors and others	1,098,367	2.82
Expired/canceled	(340,333)	1.05
Exercised	(1,670,770)	1.03
Outstanding, December 31, 2005	668,200	4.78

Granted to:
Employees, officers and directors as part compensation	170,000	5.00
Underwriters (in connection with IPO)	11,590	8.75
Private placement investors and others	7,125	5.50
Expired/canceled	(247,393)	4.92
Exercised	(313,307)	4.57
Outstanding, December 31, 2006	296,215	5.18

Granted to:
Employees, officers and directors as part compensation	133,882	2.10
Underwriters (in connection with IPO)	35,031	8.75
Private placement investors and others	-	-
Expired/Canceled	(53,333)	5.00
Exercised	-	-
Outstanding, December 31, 2007	411,795	4.50

Exercisable, December 31, 2007	311,795	5.75

The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was approximately $0, $313 thousand and $1,671 thousand, respectively.

The following table summarizes information about stock warrants and options outstanding as of December 31, 2007:

Shares underlying outstanding warrants and options (nonvested)				Shares underlying outstanding warrants and options (all fully vested)
Range of exercise price US$	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price US$	Range of exercise price US$	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average exercise price US$
0.01	40,000	9.93	0.01	0.01	43,882	9.93	0.01
5.00	10,000	3.00	5.00	5.00	201,667	1.49	5.00
5.60	50,000	5.00	5.60	5.50	19,625	1.00	5.50
-	-	-	-	8.75	46,621	1.74	8.75
0.01-5.60	100,000		3.30	0.01-8.75	311,795		4.89

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 5 - Stockholders’ Equity (cont’d)

D.  Fair Value of Warrants and Options (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
	2007	2006	Period from April 6, 2000 (inception) to December 31, 2007
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	6.13	5.50	3.00 - 6.13
Dividend yields	-	-	-
Expected volatility	40%	40.0%	28.2% - 40.0%
Risk-free interest rates	3.89% - 4.90%	5.15%	2.1% - 5.15%
Expected lives	4.63 years	4.49 years	1.74 - 4.63 years
Weighted-average grant date fair market value	2.83	2.43	0.76 - 2.83

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	2007	2006	Period from April 6, 2000 (inception) to December 31, 2007
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date
Dividend yields	-	-	-
Expected volatility	40%	40.0%	32.2% - 99.8%
Risk-free interest rates	5.50%	5.50%	2.8% - 5.50%
Contractual lives	3 years	3 years	0.56 - 3.17 years
Average grant date fair market value	1.75	1. 75	0.68 - 1.75

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 5 - Stockholders’ Equity (cont’d)

D.  Fair Value of Warrants and Options (cont’d)

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2007 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (“SAB 107”), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company’s stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

E.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the years ended December 31, 2007, 2006 and from April 6, 2000 (inception) to December 31, 2007 amounted to $337 thousand, $182 thousand and $895 thousand, respectively.

As of December 31, 2007, there was $292 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
For the year ended December 31, 2008	264
For the year ended December 31, 2009	22
For the year ended December 31, 2010	6
292

F.  Warrant Descriptions

Through the balance sheet date the Company issued nine different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:
	Period of Grant	US$	Expiration Date
A Warrants	January 2001 - December 2001	1.00	January 31, 2005
B Warrants	November 2001 - February 2003	1.50	January 31, 2005
C Warrants	July 2003 - March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 - August 2004	3.00	December 31, 2006
D Warrants	September 2004 - April 2005	4.00	December 31, 2006
E Warrants	September 2004 - June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	December 31, 2008
G Warrants	December 2005 - January 2006	5.50	December 31, 2008
H Warrants	December 2006 -May 2007	8.75	September 26, 2009

Other than price and date details, all of the warrants were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants were not exercisable before November 25, 2007, which is six months following the final closing date of the Public Offering (See Note 5C)

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 5 - Stockholders’ Equity (cont’d)

G.  Gift Shares

As part of the Public Offering, 150,000 shares of common stock held by four executive officers were registered and given by the officers to individuals and entities. 21,000 of the gift shares were given to directors, employees and service providers. The related cost of $147 thousand was charged to the statement of operations and credited as additional paid in capital during 2006.

During the third quarter of 2007, three employees received 1,042 registered shares from one of the executive officers. The related cost of $7 thousand was charged to the statement of operations and credited as additional paid in capital.

Note 6 - Related Party Transactions

Included in accrued liabilities of $1,427 thousand and $1,000 thousand at December 31, 2007 and 2006 are payables to officers and directors of the Company totaling $1,017 thousand and $498 thousand respectively for salaries and fees. In respect of these amounts, such officers have committed to defer payments of these sums until at least July 1, 2008, subject to partial earlier payment in certain circumstances.

A.  Cimarron Resources, Inc.

Notes payable to related parties as at December 31, 2006, included $32 thousand under a loan facility with Cimarron Resources, Inc. (Cimarron), a company owned by the former Chief Executive Officer of the Company, Cimarron obtained the monies to lend to the Company through a loan facility with Bank One. The note accrued interest at Bank One’s Prime Rate (8.25% at December 31, 2006) plus 2.5%. During the month of January 2007, the loan was repaid in full.

B.  Rappaport loan

Notes payable to related parties as at December 31, 2006, included $75,000 under a line of credit loan agreement with a shareholder of the Company. Through July 31, 2006, outstanding balances accrued interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10 thousand in the aggregate was paid to two children of the shareholder in the form of 12,000 shares of common stock (in the aggregate) and warrants to purchase 5,000 shares (in the aggregate) of the Company’s common stock. On July 31, 2006, the Rappaport loan was further extended to a date 15 days following the initial closing of a public offering. In connection with this extension the shareholder and the Company agreed to increase the interest rate on the facility to 12% per annum. During the month of January 2007 the loan was repaid in full.

C.  Robert E. Render

Mr. Render provided consulting services to the Company totaling $20 thousand during the eight months ended August 31, 2006. Mr. Render has not provided any consulting services to the Company since September 1, 2006.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 6 - Related Party Transactions (cont’d)

D.  Richard J. Rinberg

In October 2005 Mr. Rinberg was elected President of the Company and effective November 1, 2005, entered into a two year Retention and Management Agreement with the Company (the “Retention Agreement”). Pursuant to the Retention Agreement, Mr. Rinberg was awarded 200,000 shares of common stock of the Company valued at $500,000 as compensation for his services during the two year period beginning November 1, 2005, subject to restrictions and vesting requirements. The company received a valuation from an independent appraisal firm supporting this valuation. The Rinberg shares were subject to repurchase by the Company at $0.01 per share if Mr. Rinberg had left his position with the Company prior to October 31, 2007. In May 2006, the Company issued the referenced 200,000 shares of common stock to a trust company for the benefit of Mr. Rinberg.

In March 2007, upon the resignation of the previous Chief Executive Officer (“CEO”) of the Company, Mr. Rinberg was appointed to the position of CEO under his existing Retention Agreement. Effective November 1, 2007, the Company entered into an employment agreement with Mr. Rinberg, effective through December 31, 2008.

E.  Other issuances

In respect of issuances to John Brown (related party) see Note 5B.

Note 7 - Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	As of December 31,
	2007	2006
	US$ thousands
Deferred tax assets:
Net operating loss carryforwards	$5,967	$1,814
Other	524	385
Total gross deferred tax assets	6,491	2,199
Deferred tax liabilities:
Property and equipment	(2)	(3)
Total gross deferred liabilities	(2)	(3)

Less valuation allowance	(6,489)	(2,196)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, including net operating losses, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax carryforwards are utilizable. Accordingly, they have been fully reserved. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $17,550 thousand prior to the expiration of some of the net operating loss carryforwards between 2021 and 2028. The Company has had no taxable income since inception. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carryforwards.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 7 - Income Taxes (cont’d)

At December 31, 2007, the Company has available federal and state net operating loss carryforwards of approximately $17,550 thousand to reduce future U.S. taxable income. These amounts expire from 2021 to 2028. The Company’s ability to benefit from the current and prior year net operating loss carryforwards could be limited pursuant to Internal Revenue Code §382 as a result of prior ownership changes. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three year period. The Company is in the process of evaluating whether or not there has been an ownership change and if such change creates any potential impact on the future utilization of the net operating loss carryforwards.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Losses can be carried forward indefinitely, linked to the increase in the Israeli Consumer Price Index. At December 31, 2007, the Company has available net operating loss carryforwards of approximately $16,301 thousand to reduce future Israeli taxable income.

Reconciliation between the theoretical tax on pre-tax reported income (loss) and the tax expense:

	For the year ended December 31,
	2007	2006
	US$ (thousands)

Pre-tax loss as reported	$(13,047)	$(2,510)
U.S. statutory tax rate	34%	34%
Theoretical tax on above amount per tax rate applicable to the company	$(4,436)	$(853)
Increase (decrease) in tax liability resulting from:
Permanent differences	143	176
Change in valuation allowance	4,293	677
Tax expenses per statement of income	$-	$-

* Including differences between the definition of capital and non-monetary assets for tax purposes.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 48 (“FIN 48”), which, among other things, requires applying a “more-likely-than-not” threshold to the recognition and derecognition of tax positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48. As of the date of the adoption of FIN 48, the Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and do not believe there will be any significant increases or decreases within the next twelve months. The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statement of operations. No interest or penalties have been accrued at the date of adoption.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 7 - Income Taxes (cont’d)

Zion has not received final tax assessments since incorporation. In accordance with the US tax regulations, tax returns submitted up to and including the 2003 tax year can be regarded as final.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2003 tax year can be regarded as final.

Note 8 - Commitments and Contingencies

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

B. Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2007 or 2006, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C. Long-term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees. At December 31, 2007 or 2006, the Company did not have any outstanding obligation in respect of the long-term incentive plan, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

D. Charitable Foundations

The Company has initiated the establishment of two charitable foundations, one in Israel and one in the United States or another appropriate jurisdiction, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate). At December 31, 2007 or 2006, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 8 - Commitments and Contingencies (cont’d)

E. Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1 and plans to drill the Ma’anit-Rehoboth #2 are held under long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations was previously granted to the Company by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law. The Company received notification that on April 12, 2007, the Authority granted the required permission, subject to paying a surface use fee and signing a land use agreement. The use fee was paid, but the agreement was not finalized prior to the relinquishment of the Ma’anit-Joseph License (See Note 1A). The Company has been informed by the Authority that, with the granting of the Joseph License, the approval granted in April 2007 continues in force, subject to the Company’s signing the land use agreement upon its preparation by the Authority. The Company does not know when the land use agreement will be ready for signature.

F. Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,602 thousand on an annual basis. All of these officers and employees have agreed to defer a portion of their pay through July 1, 2008 (See Note 6) During the year ended December 31, 2007, amounts previously deferred and totaling $1,053 thousand were paid to executives and employees and $154 thousand was settled through a payment in stock as part of the Company’s IPO.

G. Underwriting Agreement

Pursuant to an underwriting agreement, the Company agreed to pay to Network 1 Financial Securities, Inc., the underwriter of the Company’s Public Offering (the “Underwriter”), a financial advisory and investment banking fee for an aggregate amount of $60 thousand (“the advisory fee”) pursuant to a two year investment banking/consulting agreement to be entered following and effective upon the closing of the Public Offering in a minimum aggregate amount of $4,000 thousand (the “effective date). The advisory fee was due in full upon the effective date. Following the second closing of the Public Offering on January 29, 2007, this fee was paid in full.

In addition, pursuant to the Underwriting Agreement, the Underwriter was to receive warrants (“H” warrants) to purchase a number of shares of the Company’s common stock in an amount equal to 3% of the number of shares of common stock sold in the Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price). The H warrants are exercisable beginning six months after the final closing of the Public Offering and expire on September 26, 2009. Pursuant to this undertaking, the Company issued 46,621 H Warrants (See Note 5E) to purchase shares at a price of $8.75 of the Company’s common stock.

In January 2008, in connection with the filing of a Registration Statement, the Company entered into an underwriting agreement with Network 1 Financial Securities, Inc. The agreement provides for a two year extension to the existing investment banking/consultant agreement for an additional fee of $60 thousand, payable upon the closing of the offering in a minimum aggregate amount of $5,000 thousand. In addition, pursuant to this agreement, the underwriter will be entitled to additional warrants. (See Note 10).

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 8 - Commitments and Contingencies (cont’d)

H. Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2008. The monthly rent is $4 thousand for each of the twelve-month periods ending October 31, 2006, 2007 and 2008 respectively, less any sublease payments received. Until mid-July 2006 approximately 800 square feet (and access to the common areas) were subleased month-to-month for payments of $1 thousand per month.

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3 thousand. The Company subsequently extended the rental agreement through January 31, 2008. The monthly rental cost during this extended period continues at $3 thousand. The Company has reached an agreement, subject to documentation, to extend the lease for an additional year through January 31, 2009, with two additional six-month options, at a monthly rental cost of $3 thousand throughout both the additional year and the two option periods.

The future minimum lease payments are as follows:

US$ thousands
2008	76
2009	3
79

I.  Contract with Geophysical Institute of Israel

In connection with planned seismic, magnetic and gravimetric surveys, on September 17, 2007, the Company entered into an agreement with the Geophysical Institute of Israel (“GII”) that provided for the Company to acquire the necessary data from GII. The agreement provided for a 40-kilometer program subject to increase or decrease (but not to less than 20 kilometers) by the Company. Under the agreement, the Company submitted a program designed for the acquisition of about 50 kilometers of data. The agreement provided for the survey to be performed by GII on a per kilometer basis at a rate of NIS 40 thousand (approximately $11 thousand at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) per kilometer. In addition, the agreement provided for an NIS 80 thousand (approximately $22 thousand) mobilization and demobilization fee and for the Company to reimburse GII certain payments made to third parties, including permitting fees and damages other than those caused by fault of GII. Under the agreement, the Company paid NIS 160 thousand (approximately $44 thousand) on signing and made an additional payment of NIS 690 thousand (approximately $190 thousand) prior to the commencement of field acquisition work on December 24, 2007. The remaining amount of NIS 1,431 thousand (approximately $397 thousand at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) was paid on February 5, 2008 following the completion of the survey on January 23, 2008. In the survey a total of 52.5 kilometers of new seismic data were acquired.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Notes to Financial Statements as of December 31, 2007

Note 9 - Loan Transactions

During 2006, the Company obtained $120 thousand in bridge loans from individuals. Of these loans, $57 thousand were converted into shares of common stock of the Company in the initial closing of the Company’s Public Offering on December 29, 2006 at the initial public offering price of $7 per share. The remaining $63 thousand was converted into shares of common stock of the Company through warrant exercises at $5 per share during the period of October through December 2006.

Note 10 - Subsequent Events

In January 2008, the employment agreement for John Brown as Chairman of the Board was terminated and replaced by a Retention Agreement. This Retention Agreement has an initial term that extends through December 31, 2009. Mr. Brown is to be paid an annual fee of $144,000, payable monthly, with an amount of $2 thousand per month being paid and the remainder being deferred in the same manner as amounts being deferred by other senior officers. Mr. Brown’s duties will remain essentially the same as before but he is now working under a Retention Agreement versus being an employee of Zion.

On February 1, 2008, the Company filed a registration statement with the Securities and Exchange Commission (the “2008 Registration Statement”) in connection with a public offering of 2,500,000 units (the “Units”) consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10 (the “Unit Offering”). The Unit Offering has a minimum closing requirement of $3,250,000 (325,000 units) (the “Minimum Unit Offering”). The Company’s 2008 Registration Statement has not yet been declared effective by the SEC and sales of Units have not yet commenced. Under the terms of the Unit Offering, an initial closing will be scheduled as soon after the declaration of effectiveness as possible following the acceptance of subscriptions in the amount of the Minimum Unit Offering, which must be a date no later than 90 days following the declaration of effectiveness of the offering (which date may be extended by up to 60 days). The Unit Offering will remain open until the earlier to occur of (i) 180 days following the declaration of effectiveness (which date may be extended by up to 60 days), (ii) the date on which 2,500,000 Units have been subscribed and accepted, and (iii) such date as announced by the Company on no less than two trading days prior notice. (See Note 1B)

In connection with the filing of this registration statement, the Company entered into an Underwriting Agreement with Network 1 Financial Securities, Inc. (See Note 8G). The terms of this agreement provide for a two year extension to the existing investment banking/financial consulting agreement for a fee of $60 thousand, payable in full upon the closing of the offering in a minimum aggregate amount of $5,000 thousand. Under the terms of this agreement, the Company is required to make an advance payment of $50 thousand against the non-accountable expenses allowed during the offering. Subsequent to the balance sheet date, this advance payment was made in full.

In addition, pursuant to the new Underwriting Agreement, the Underwriter is to receive warrants to purchase a number of shares of the Company’s common stock in a total amount equal to 3% of the number of shares in the units sold in the offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share and 3% of the number of shares issuable upon the exercise of warrants in the units sold at a price of $10.75 per share. As of this date, no warrants have been issued.