Form 10-Q
period 2008-03-31
ZION OIL & GAS INC
filed 2008-05-15
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2008; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
________ to ________

COMMISSION FILE NUMBER: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6510 Abrams Rd., Suite 300, Dallas, Texas 75231

(Address of principal executive offices, including zip code)

(214) 221-4610
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒ .

As of May 14, 2007, Zion Oil & Gas, Inc. had outstanding 10,120,893 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page
Item 1 - Financial Statements – Unaudited

Balance Sheets - March 31, 2008 and December 31, 2007	1

Statements of Operations for the three months ended March 31, 2008 and 2007 and the period from April 6, 2000 (inception) to March 31, 2008	2

Statements of Changes in Stockholders' Equity for the three months ended March 31, 2008 and the period from April 6, 2000 (inception) to March 31, 2008	3

Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and the period from April 6, 2000 (inception) to March 31, 2008	11

Notes to Unaudited Interim Financial Statements	13

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4(T) - Controls and Procedures	38

PART II — OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3 - Defaults upon Senior Securities	39

Item 5 - Other Information	39

Item 6 – Exhibits	39

SIGNATURES	40

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of

	March 31	December 31
	2008	2007
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	3,220	4,590
Prepaid expenses and other	83	61
Deferred offering costs	51	-
Refundable Value-Added Tax	71	65
Total current assets	3,425	4,716

Unproved oil and gas properties, full cost method	3,156	2,590

Property and equipment
Net of accumulated depreciation of $40 thousand and $33 thousand	105	73

Other assets
Assets held for severance benefits	48	42
Total other assets	48	42

Total assets	6,734	7,421

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	132	128
Accrued liabilities	176	172
Deferred officers compensation	1,219	1,017
Total current liabilities	1,527	1,317

Provision for severance pay	319	316

Total liabilities	1,846	1,633

Commitments and contingencies(see Note 5)

Stockholders’ equity
Common stock, par value $.01; 20,000,000 shares authorized:
2008 and 2007 – 10,120,893 shares
issued and outstanding	101	101
Additional paid-in capital	26,213	26,074
Deficit accumulated in development stage	(21,426)	(20,387)
Total stockholders’ equity	4,888	5,788

Total liabilities and stockholders' equity	6,734	7,421

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

			Period from
			April 6, 2000
	For the three month period		(inception) to
	ended March 31		March 31
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	323	271	4,402
Salaries	454	236	4,499
Other	293	191	2,550
Impairment of unproved oil and gas properties	-	-	9,494
Loss from operations	(1,070)	(698)	(20,945)

Other expense, net
Termination of initial public offering	-	-	(507)
Other income, net	-	-	4
Interest income, net	31	31	22

Loss before income taxes	(1,039)	(667)	(21,426)
Income taxes	-	-	-

Net loss	(1,039)	(667)	(21,426)

Net loss per share of common stock - basic and diluted (in US$)	(0.10)	(0.07)	(4.00)

Weighted-average shares outstanding – basic and diluted (in thousands)	10,121	9,040	5,361

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
Statement of Changes in Stockholders' Equity (unaudited)(cont’d)

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
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

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
Statement of Changes in Stockholders' Equity (unaudited)(cont’d)

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
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

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
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

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
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Value of options granted to employees	-	-	139	-	139

Net loss	-	-	-	(1,039)	(1,039)

Balances March 31, 2008	10,121	101	26,213	(21,426)	4,888

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the three month		(inception) to
	period ended March 31		March 31
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(1,039)	(667)	(21,426)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	7	4	44
Officer, director and other fees, paid via common stock	-	63	2,061
Cost of warrants issued to employees, directors & others	139	78	1,191
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	-	-	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(22)	(318)	(83)
Increase in deferred offering costs	(51)	-	(51)
Refundable value-added tax	(6)	(76)	(71)
Severance pay, net	(3)	(1)	271
Accounts payable	4	(158)	775
Accrued liabilities	4	(865)	177
Increase in deferred officers' compensation	202	63	1,219
Net cash used in operating activities	(765)	(1,877)	(5,721)

Cash flows from investing activities
Acquisition of property and equipment	(39)	(3)	(153)
Investment in unproved oil and gas properties	(566)	(339)	(12,800)
Net cash used in investing activities	(605)	(342)	(12,953)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	(107)	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	-	6,519	23,775
Financing costs of issuing stock	-	(602)	(2,470)
Net cash provided by financing activities	-	5,810	21,894

Net increase in cash	1,370	3,591	3,220
Cash – beginning of period	4,590	3,370	-
Cash – end of period	3,220	6,961	3,220

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the three month		(inception) to
	period ended March 31		March 31
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	1	58
Cash paid for income taxes	-	-	-

Non-cash operating, investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	-	24	1,186
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	188
Shares issued for services provided by officer	-	63	500
Value of warrants and options granted to employees	139	18	981
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	-	60	79
Value of shares granted to employees	-	-	20
Value of shares gifted to directors, employees and service providers	-	-	154
Deferred financing costs	-	-	89
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

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

The Company currently holds two petroleum exploration licenses granted pursuant to the Israeli Petroleum Law as follows:

(1) The “Asher-Menashe License,” which covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads. Under the terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

(2) The “Joseph License,” which covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License, which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Israeli Petroleum Law following the abandonment of the Ma’anit #1 well drilled by the Company. The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 well and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit. Under the terms of the Joseph License, the Company must commence the drilling of a well to a depth of at least 4,500 meters (about 14,850 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

In the event of a discovery on either of the Licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested. Despite the encouraging, but inconclusive results, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities. As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007 (See Note 2A).

Operations in Israel are conducted through a branch office. The Asher-Menashe License and Joseph License are held directly in the name of the Company. At present, it is expected that, other than investment income, any and all future income will be derived from Israeli operations.

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

Between September 2004 and through September 2006, the Company raised capital through debt and private offerings and the exercise of outstanding warrants. During 2006, $1,934 thousand was raised in private equity financings and warrant exercises, as described below.

On January 25, 2006 the Company filed a registration statement for a public offering on a “best efforts” basis (the “Public Offering”) of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450 thousand (350,000 shares) and a maximum of $14,000 thousand (2,000,000 shares). The registration statement was declared effective by the Securities and Exchange Commission on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Public Offering in which it accepted subscriptions in the amount of $3,059 thousand in consideration of the issuance of 436,907 shares of common stock. Between January 1, 2007 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587 thousand bringing the total amount raised in the Public Offering through its termination following the May 25, 2007 closing to $12,645 thousand.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.	Management Presentation and Liquidity (cont’d)

On February 1, 2008, the Company filed a registration statement with the Securities and Exchange Commission (the “2008 Registration Statement”) in connection with a public offering of 2,500,000 units (the “Units) consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10 (the “Unit Offering”). The Unit Offering has a minimum closing requirement of $3,250,000 (325,000 units) (the “Minimum Unit Offering”). On April 22, 2008, the Company filed Amendment No. 1 to the 2008 Registration Statement and on May 2, 2008, filed Amendment No. 2 to the 2008 Registration Statement. The 2008 Registration Statement was declared effective on May 14, 2008. Under the terms of the Unit Offering, an initial closing will be scheduled as soon as possible following the acceptance of subscriptions in the amount of the Minimum Unit Offering, which must be a date no later than August 12, 2008 (which date may be extended by up to 60 days). The Unit Offering will remain open until the earlier to occur of (i) November 10, 2008 (which date may be extended by up to 60 days), (ii) the date on which 2,500,000 Units have been subscribed and accepted, and (iii) such date as announced by the Company on no less than two trading days’ prior notice (See Note 6).

We believe that additional funds will be required for us to carry out our plan of operations through December 31, 2008 as the funds currently available to us will not be sufficient. To carry out our plan of operations, we must complete the Minimum Unit Offering in sufficient time to commence the drilling of the Ma’anit-Rehoboth #2 prior to the end of August 2008, and the deferring officers and employees must continue to defer the monies due them and continue to accept partial payment of their currently due salaries.

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. See Note 2A for a discussion of the Company’s recording an impairment of unproved oil and gas properties following the cessation of operations on the Ma’anit #1 well and the formal relinquishment of the Ma’anit-Joseph License in June 2007.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

C.	Basis of Presentation (cont’d)

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2 - Summary of Significant Accounting Policies

A.	Oil and Gas Properties and Impairment

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

Abandonment of properties is accounted for as adjustments to capitalized costs. The net capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities. Considering the desire to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2, the Company decided to cease operations on the Ma’anit #1 well and, as required by the Israeli Petroleum Law, formally relinquish the Ma’anit-Joseph License. It is the current intent of the Company to use the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the planned Ma’anit-Rehoboth #2 well. Plans are that this well will be directionally drilled from that point to penetrate the middle and the lower Triassic, which is still considered highly prospective by the Company. In addition, the Company intends to drill down to the Permian section of the upper Paleozoic formation.

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

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses: (a) The Joseph License, in respect of which the planning of and preparations for the drilling of a well are under way (See Note 1A); and (b) the Asher-Menashe License, in respect of which a geophysical program commenced in December 2007. (See Note 5I)

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494 thousand impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $3,156 thousand at March 31, 2008

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

Comprised as follows:

	March 31 2008	December 31 2007
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	2,063	2,035
Capitalized salary costs	252	145
Legal costs and license fees	612	220
Other costs	229	190
	$3,156	$2,590

Impairment of unproved oil and gas properties comprised as follows:
	Period Ended March 31 2008	Year Ended December 31 2007	Period from April 6, 2000 (inception) to March 31, 2008
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	7,959	7,959
Capitalized salary costs	-	683	683
Legal costs and license fees	-	509	509
Other costs	-	343	343
	-	9,494	9,494

B.	Recently Issued Accounting Pronouncements

1. SFAS 141R - Business Combinations (SFAS 141R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date.

The Company does not expect the adoption of SFAS 141R to have a material impact on its balance sheet or statement of operations.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements (cont’d)

2. SFAS 160 – Noncontrolling Interest in Consolidated Financial Statements (SFAS 160)

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 160 will be applied prospectively to all non-controlling interests, including any that arose before the effective date.

The Company does not expect the adoption of SFAS 160 to have a material impact on its balance sheet or statement of operations.

3. SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities (SFAS 161)

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008, with early adoption encouraged.

The Company does not expect the adoption of SFAS 161 to have a material impact on its balance sheet or statement of operations.

C.	Recently adopted accounting pronouncements

1. SFAS 157 – Fair Value Measurements (SFAS 157)

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently adopted accounting pronouncements (cont’d)

1. SFAS 157 – Fair Value Measurements (SFAS 157) (cont’d)

items that are measured or disclosed at fair value in the financial statements on a recurring basis.

The adoption of SFAS 157 did not have a material effect on the Company’s balance sheet or results of operations.

2. SFAS 159 – Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

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

The adoption of SFAS 159 did not have a material effect on the Company’s balance sheet of results of operations.

D.	Certain prior year’s amounts have been reclassified to conform to the current year presentation.

Note 3 - Stockholders’ Equity

A.	Private Placement Offerings

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 3 - Stockholders’ Equity (cont’d)

A.	Private Placement Offerings (cont’d)

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

During 2006, the Company (i) raised $489 thousand from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $291 thousand in consideration of services; (iii) issued 175,357 shares of common stock for $877 thousand upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105 thousand upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $172 thousand upon the exercise of “D” warrants (See Note 3D).

B.	Initial Public Offering

On December 29, 2006, the Company completed its first closing of the Public Offering in which it accepted subscriptions in the amount of $3,059 thousand in consideration of the planned issuance of 436,907 shares of common stock. Between January 1, and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587 thousand, bringing the total amount raised in the Public Offering through May 25, 2007 to $12,645 thousand. The offering terminated on May 25, 2007 (See Note 5G).

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 3 - Stockholders’ Equity (cont’d)

C.	2005 Stock Option Plan (cont’d)

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

On July 1, 2007, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 50,000 shares of common stock at an exercise price of $5.60 per share through December 31, 2012 (these options will vest in three tranches – 20,000 on June 30, 2008; 15,000 on June 30, 2009 and 15,000 on June 30, 2010, at a value of $126 thousand that will be charged according to the vesting periods).

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 3 - Stockholders’ Equity (cont’d)

D.	Fair Value of Warrants and Options

The Company has reserved 411,795 shares of common stock as of March 31, 2008 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at March 31, 2008 and 2007 and the period from April 6, 2000 (inception) to March 31, 2008. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise	Number of	Expiration	Warrants or
	Price	shares	date	Options
To non-employees
	5.00	10,000	December 31, 2008	Warrants
	8.75	46,621	September 26, 2009	Warrants
To employees and directors
	5.00	85,000	December 31, 2008	Warrants
	5.00	50,000	December 31, 2008	Options
	5.00	66,667	December 31, 2010	Options
	5.60	50,000	December 31, 2012	Options
	0.01	83,882	December 3, 2017	Options
To investors
	5.50	19,625	December 31, 2008	Warrants
	4.50*	411,795

* Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:
	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2006 to:
Employees, officers and directors	1,750,936	1.73
Underwriters (in connection with IPO)	11,590	8.75
Private placement investors and others	1,105,492	2.84
Expired/canceled	(587,726)	2.68
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2006	296,215	5.18

Granted to:
Employees, officers and directors as part compensation	133,882	2.10
Underwriters (in connection with IPO)	35,031	8.75
Private placement investors and others	-	-
Expired/Canceled	(53,333)	5.00
Exercised	-	-
Outstanding, December 31, 2007	411,795	4.50

Outstanding, March 31, 2008	411,795	4.50

Exercisable, March 31, 2008	321,795	4.74

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 3 - Stockholders’ Equity (cont’d)

D.	Fair Value of Warrants and Options (cont’d)

The following table summarizes information about stock warrants and options outstanding as of March 31, 2008:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
Range of		remaining	average			remaining	Average
exercise	Number	contractual	Exercise	Range of	Number	contractual	Exercise
price	outstanding	life (years)	price	exercise price	Outstanding	life (years)	price
US$			US$	US$			US$
0.01	30,000	9.68	0.01	0.01	53,882	9.68	0.01
5.00	10,000	2.75	5.00	5.00	201,667	1.24	5.00
5.60	50,000	4.75	5.60	5.50	19,625	0.75	5.50
-	-	-	-	8.75	46,621	1.49	8.75
0.01-5.60	90,000		3.67	0.01-8.75	321,795		4.74

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the three month periods ended March 31, 2008 and 2007, and the period from April 6, 2000 (inception) to March 31, 2008, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2008	2007	March 31, 2008
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	-	3.00 – 6.13
Dividend yields	-	-	-
Expected volatility	-	-	28.2% - 40.0%
Risk-free interest rates	-	-	2.1% - 5.15%

Expected lives	-	-	1.74 – 4.63 years

Weighted-average grant date fair market value	-	-	0.76 - 2.83

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the three month periods ended March 31, 2008 and 2007 and the period from April 6, 2000 (inception) to March 31, 2008, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 3 - Stockholders’ Equity (cont’d)

D.	Fair Value of Warrants and Options (cont’d)

	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2008	2007	March 31, 2008
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	-	8.75	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	-	40.0%	32.2% - 99.8%
Risk-free interest rates	-	5.50%	2.8% - 5.50%

Contractual lives	-	2.67 – 2.38 years	0.56 – 3.17 years

Weighted-average grant date fair market value	-	1. 98 – 2.74	0.68 – 2.74

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

E.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three month periods ended March 31, 2008 and 2007 and from April 6, 2000 (inception) to March 31, 2008 amounted to $139 thousand, $18 thousand and $1,034 thousand, respectively.

As of March 31, 2008, there was $153 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
April 1 - December 31, 2008	125
For the year ended December 31, 2009	22
For the year ended December 31, 2010	6
153

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 3 - Stockholders’ Equity (cont’d)

F.	Warrant Descriptions

Through the balance sheet date the Company issued nine different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

	Period of Grant	US$	Expiration Date
A Warrants	January 2001 – December 2001	1.00	January 31, 2005
B Warrants	November 2001 – February 2003	1.50	January 31, 2005
C Warrants	July 2003 – March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 – August 2004	3.00	December 31, 2006
D Warrants	September 2004 – April 2005	4.00	December 31, 2006
E Warrants	September 2004 – June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	December 31, 2008
G Warrants	December 2005 – January 2006	5.50	December 31, 2008
H Warrants	December 2006 –May 2007	8.75	September 26, 2009

Other than price and date details, all of the warrants were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants were not exercisable before November 25, 2007, which was six months following the final closing date of the Public Offering (See Note 3C).

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

Note 4 - Related Party Transactions

The Company had $1,219 thousand of deferred officers compensation at March 31, 2008 which represents payables to officers and directors of the Company. Such officers have committed to defer payments of these sums until at least July 1, 2008, subject to partial earlier payment in certain circumstances.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 4 - Related Party Transactions (cont’d)

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

In respect of issuances to John Brown (related party) see Note 3A.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

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

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At March 31, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.	Long-term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees. At March 31, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect of the long-term incentive plan, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

D.	Charitable Foundations

The Company has initiated the establishment of two charitable foundations, one in Israel and one in the United States or another appropriate jurisdiction, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate). At March 31, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 5 - Commitments and Contingencies (cont’d)

E.	Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1 and plans to drill the Ma’anit-Rehoboth #2 are held under long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations was previously granted to the Company by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority is required to grant under the Petroleum Law. On April 12, 2007, the Authority granted the required permission for a one year period (which period could be extended), subject to the Company’s paying a surface use fee and signing a land use agreement. The use fee through April 2008 was paid, but the agreement was not finalized pending receipt from the Israel Lands Authority of the land use agreement. Recently, the Israel Lands Authority adopted new procedures for the grant of surface rights for oil exploration (including drilling) activities and adopted a form of land use agreement for such purpose, which procedures include requirements for special approval if the applicant is a non-Israeli entity. With the expiration on April 12, 2008 of the Company’s previously granted permission, the Company applied for an extension under the new procedures. The Israel Lands Authority is currently reviewing the file in light of the new procedures. The Company does not know when or pursuant to what conditions it will obtain permission from the Israel Lands Authority for use of the drill site.

F.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,602 thousand on an annual basis. All of these officers and employees have agreed to defer a portion of their pay through July 1, 2008 (See Note 4). During the three month period ended March 31, 2008, no amounts previously deferred were paid to executives and employees.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 5 - Commitments and Contingencies (cont’d)

G.	Underwriting Agreement (cont’d)

In addition, pursuant to the Underwriting Agreement, the Underwriter was to receive warrants (“H” warrants) to purchase a number of shares of the Company’s common stock in an amount equal to 3% of the number of shares of common stock sold in the Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price). The H warrants are exercisable beginning six months after the final closing of the Public Offering and expire on September 26, 2009. Pursuant to this undertaking, the Company issued 46,621 H Warrants (See Note 3F) to purchase shares at a price of $8.75 of the Company’s common stock.

In January 2008, in connection with the filing of the 2008 Registration Statement, the Company entered into an underwriting agreement with Network 1 Financial Securities, Inc. (the “January 2008 Underwriting Agreement”). The January 2008 Underwriting Agreement provided for a two year extension to the existing investment banking/consultant agreement for an additional fee of $60 thousand, payable upon the closing of the offering in a minimum aggregate amount of $5,000 thousand. Under the terms of the January 2008 Underwriting Agreement, the Company was required to, and did, remit an advance payment of $50 thousand against the non-accountable expense allowance to be paid to Network 1 Financial Securities (“Network 1”) in connection with services to be rendered in the course of the offering. In addition to a 6% underwriting commission and a 3% non-accountable expense allowance, under the January 2008 Underwriting Agreement, Network 1, was entitled to certain underwriters warrants. During March 2008, the Board made a decision to terminate the agreement with Network 1. In April 2008, the January 2008 Underwriting Agreement with Network 1 was terminated in accordance with its terms. On April 2, 2008, a new underwriting agreement, as subsequently amended, (the “April 2008 Underwriting Agreement”) was entered into with Brockington Securities, Inc. (“Brockington”). The April 2008 Underwriting Agreement, as amended, does not include provisions relating to an investment banking/consultant agreement nor does it contain underwriters warrants. Additionally, the April 2008 Underwriting Agreement, as amended, provides for a 5% underwriting commission and a 3% non-accountable expense allowance. Upon the decision to terminate the January 2008 Underwriting Agreement, the advance payment of $50 thousand was recorded as an expense by the Company.

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

The Company also leases office premises in the industrial area of Caesarea, Israel under a lease agreement through January 31, 2009, with two additional six-month options, at a monthly rental cost of $3 thousand throughout both the additional year and the two option periods. The monthly rent has been $3 thousand per month since the inception of the lease in July 2005.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2008

Note 5 - Commitments and Contingencies (cont’d)

H.	Lease Commitments (cont’d)

The future minimum lease payments are as follows:

US$ thousands
April 1 – December 31 2008	55
2009	3
58

I.	Contract with Geophysical Institute of Israel

In connection with planned seismic, magnetic and gravimetric surveys, on September 17, 2007, the Company entered into an agreement with the Geophysical Institute of Israel (“GII”) that provided for the Company to acquire the necessary data from GII. The agreement provided for a 40-kilometer program subject to increase or decrease (but not to less than 20 kilometers) by the Company. Under the agreement, the Company submitted a program originally designed for the acquisition of about 60 kilometers of data, later reduced to approximately 52 kilometers. The agreement provided for the survey to be performed by GII on a per kilometer basis at a rate of NIS 40 thousand (approximately $11 thousand at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) per kilometer. In addition, the agreement provided for an NIS 80 thousand (approximately $22 thousand) mobilization and demobilization fee and for the Company to reimburse GII certain payments made to third parties, including permitting fees and damages other than those caused by fault of GII. Under the agreement, the Company paid NIS 160 thousand (approximately $44 thousand) on signing and made an additional payment of NIS 690 thousand (approximately $190 thousand) prior to the commencement of field acquisition work on December 24, 2007. The remaining amount of NIS 1,431 thousand (approximately $397 thousand at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) was paid on February 5, 2008 following the completion of the survey on January 23, 2008. In the survey a total of 52.5 kilometers of new seismic data were acquired.

Note 6 - Subsequent Events

On April 22, 2008, the Company filed Amendment No. 1 to the 2008 Registration Statement. On May 2, 2008, the Company filed Amendment No. 2 to the 2008 Registration Statement. The Company’s 2008 Registration Statement was declared effective by the SEC on May 14, 2008 (See Note 1B).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN DESCRIPTION OF BUSINESS SECTION OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Forward-Looking Statements

The preceding discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-Q. Certain statements made in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may materially differ from actual results.

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	exploration, development, and drilling plans;
•	future general and administrative expenses;
•	future exploration;
•	future geophysical and geological data;
•	generation of additional properties, reserves;
•	new prospects and drilling locations;
•	future capital expenditures;
•	sufficiency of working capital;
•	plans regarding and ability to raise additional capital;
•	drilling plans;
•	availability and costs of drilling rigs;
•	timing or results of any wells;
•	interpretation and results of seismic surveys or seismic data;
•	permit, license and lease rights;
•	participation of operating partners;
•	legislative and regulatory initiatives, their potential results and effects; and
•	any other statements regarding future operations, financial results, opportunities, growth, business plans, and strategies.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no duty to update any forward-looking statements after the date of this report to conform such statements to actual results

Overview

Zion Oil & Gas, Inc. has been engaged in oil and natural gas exploration on approximately 219,000 acres, and currently holds 162,000 acres, onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Israeli Petroleum Law. We currently hold two exploration licenses. One license, named the “Asher-Menashe License”, covers an area of approximately 78,824 acres which is located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north; the Asher-Menashe License has a three-year term that commenced on June 10, 2007 and runs through June 9, 2010, which term may be extended for additional periods up to a maximum of 7 years. The second license, named the “Joseph License”, covers approximately 83,272 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south; the Joseph License also has a three-year term that commenced on October 11, 2007 and runs through October 10, 2010, which term may be extended for up to a maximum of 7 years. Under the terms of both licenses, we are under an obligation to commence the drilling a well to a depth of at least 4,000 meters (approximately 13,200 feet) in the case of the Asher-Menashe License and 4,500 meters (approximately 14,850 feet) in the case of the Joseph License by July 2009, as such date may be extended with respect to either or both licenses by the Petroleum Commissioner. In the event of a discovery, we will be entitled to convert the relevant portions of our licenses to 30-year production leases, extendable to up to 50 years.

In 2005, in accordance with terms of the Ma’anit-Joseph License, the predecessor of our Joseph License, we drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented us from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested and the well was abandoned in June 2007, following unsuccessful remedial workover operations conducted between April and June 2007.

Currently, we are developing one prospect and four leads in its license areas. The prospect and one lead are located in the Joseph License area and three of the leads are located in the Asher-Menashe License area. We are utilizing an Israeli country-wide seismic database so as to better understand and interpret the geology of our license areas. The database consists of 219 seismic sections totaling 3,100 kilometers of coverage and also includes the stratigraphic sections from all the wells drilled in Israel.

During the eight years between our formation and March 31, 2008, we have received net proceeds from the issuance of our equity securities of $23,775 thousand and have invested in unproved oil and gas properties $12,800 thousand in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494 thousand was written off during 2007. As of March 31, 2008, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation.)

Planned Drilling Activities/Business Plan

Our current plans are to re-enter the Ma'anit #1 well (Ma’anit-Rehoboth #2) and then ‘sidetrack’ and drill directionally to a distance approximately 2,500 feet northeast of the present location to at least a total vertical depth of 15,400 feet to the Triassic formation in fulfillment of the terms of the Joseph License. We would ultimately like to deepen the well to a projected true vertical depth of 18,040 feet in the Permian section of the Paleozoic Age. The purpose of the well is both to appraise the apparent findings of the Ma’anit #1 in the Triassic at a depth of between approximately 12,000 and 15,400 feet and to test the deeper Permian horizons at a depth of between approximately 16,000 and 18,000 feet. The bottom hole location for the second well on the Ma’anit structure has been chosen in an attempt to maximize the chance of being in localized fracturing in both the Triassic and the Permian sections.

Preparations for drilling the Ma’anit-Rehoboth #2 well are continuing. All long lead-time items have arrived and the equipment on hand to be used for future wells reflects a cost of approximately $1,500 thousand (all of which sum is reflected in the figure shown for Unproved Oil and Gas Properties on the Balance Sheet for March 31, 2008). The estimated dry hole cost of the planned Ma’anit-Rehoboth #2 well if drilled to the Triassic is $4,500 thousand, and $6,600 thousand if drilled to the Permian. The completed hole costs of the well if drilled to the Triassic is currently estimated as $5,300 thousand, and $7,400 thousand if drilled to the Permian. These amounts include $900 thousand that has been already expended.

The timing of the commencement of drilling the well is uncertain. Because there is currently no drilling rig in Israel capable of drilling to either the Triassic or the Permian, we are in negotiation with an international contractor for the purpose of bringing into Israel a rig capable of drilling to the target depths. There can be no assurance that we will be able to reach an agreement on acceptable terms with such contractor.

To enable us to drill the Ma’anit-Rehoboth #2 to the Permian, the Asher-Menashe test well required to be drilled under the terms of the Asher-Menashe License and possibly commit to drill at least one additional well in a multi-well drilling program being developed both in context of our plans to explore our Asher-Menashe and Joseph Licenses, we will need to raise additional funds through equity offerings or loans during 2008 and/or sell a portion of our rights in all or part of our licenses.

The surface rights to the drill site on which we plan to drill the Ma’anit Rehoboth #2 well are held under a long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to re-enter and use the drill site to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Israel Lands Authority is required to grant under the Petroleum Law. On April 12, 2007, the Authority granted the required permission for a one year period (which period could be extended), subject to our paying an annual surface use fee and signing a land use agreement. The use fee through April 2008 was paid, but the agreement was not finalized pending receipt from the Israel Lands Authority of the land use agreement. Recently the Israel Lands Authority adopted new procedures for the grant of surface rights for oil exploration (including drilling) activities and adopted a form of land use agreement for such purpose, which procedures include requirements for special approval if the applicant is a non-Israeli entity. With the expiration on April 12, 2008 of our previously granted permission, we applied for an extension under the new procedures. The Israel Lands Authority is currently reviewing our file in light of the new procedures. We cannot give any assurance when or pursuant to what conditions we will obtain formal permission from the Israel Lands Authority for the use of the drill site.

On February 1, 2008, we filed a Form S-3 registration statement (the “Registration Statement”) with the SEC for an offering (the “Follow-On Offering”) of a minimum of 325,000 "Units", on a "best efforts, all or none" basis (the "Minimum Offering"), and an additional 2,175,000 Units on a "best efforts" basis, for a maximum of 2,500,000 Units (the "Maximum Offering"), at $10.00 per Unit for aggregate gross proceeds to us of $3,250 thousand and $25,000 thousand, respectively. On April 22, 2008, we filed Amendment No. 1 to the Registration Statement. Each Unit to be offered in the Follow-On Offering consists of (i) one share of common stock, par value $.01 per share and (ii) one warrant (the "Unit Warrant") to purchase one share of common stock at a per share exercise price equal to $7.00. On May 2, ,2008, we filed Amendment No. 2 to the Registration Statement. The Follow-On Offering is being made through Brockington Securities, Inc. and other licensed broker/dealers. The Registration Statement was declared effective by the SEC on May 14, 2008. There can be no assurance that we will be able to raise funds through this offering.

We intend to use most of the net proceeds of this offering for appraisal and exploratory drilling on our Israeli licenses. Our work program calls for the drilling of an appraisal and/or exploratory well (the Ma’anit-Rehoboth #2) on our Joseph License at an estimated "dry hole" cost of $4,500 thousand to a total measured depth of approximately 4,700 meters (15,400 feet) to the Triassic formation in fulfillment of the terms of the Joseph License, and an estimated $6,600 thousand to drill the Ma'anit-Rehoboth #2 to a total measured depth of approximately 5,550 meters (18,040 feet) to the Permian. Our work program also calls for the drilling of a well to a minimum depth of approximately 4,500 meters (14,800 feet) at an estimated cost of approximately $7,800 thousand on the Asher-Menashe License. Drilling a subsequent well on the Joseph License area to 5,500 meters (18,040 feet) would cost approximately $9,300 thousand. We intend to evaluate the new wells through a combination of electrical wireline tool investigations, recovery of samples from the target formations (coring) and testing. A "dry hole" is a well that for either geological or mechanical reasons is judged by us to be incapable of producing oil or gas in commercial quantities. If any well is not a "dry hole," a completion attempt would be made at an estimated completion cost of between $800 thousand and $1,500 thousand in order to set production casing, perforate, install the production tubing and wellhead and conduct extended tests of the well. We cannot assure you that any well will be completed or produce oil and/or gas in commercial quantities.

If only the minimum of approximately $2,700 thousand net proceeds are raised from this offering, we intend to drill the Ma'anit-Rehoboth #2 to a total measured depth of approximately 4,700 meters (15,400 feet) to the Triassic formation and appraise the apparent findings of the Ma'anit #1 well in that formation. Drilling the Ma'anit-Rehoboth #2 to the Triassic formation will fulfill our obligations under the Joseph License. Amounts raised in the Follow-On Offering in excess of the Minimum Offering will be applied to deepen the Ma'anit-Rehoboth #2 well to its designed total depth of approximately 5,500 meters (18,040 feet) to the Permian formation and evaluate the well. If the maximum of approximately $ 22,635 thousand net proceeds are raised, we intend to drill the Ma'anit-Rehoboth #2 well to the Permian, drill a well on the Asher-Menashe License to a minimum depth of 4,500 meters (14,800 feet), and prepare to drill a third well to a depth of between 4,500 to 5,400 meters (14,800 to 17,700 feet) on one of our two licenses.

There can be no guarantees that we will be successful in the Follow-On Offering or otherwise in raising the capital necessary for us to complete our plan of operations and drill the Menashe-Rehoboth #2 well to either the Triassic or the Permian target or that capital will be available on terms acceptable to us.

We might also enter into negotiations to sell a portion of the Joseph Project (and our petroleum rights and prospect data) in order to spread our risk, conserve our capital and raise additional funds necessary to drill the planned Ma’anit-Rehoboth #2 well and/or the Asher-Menashe test well and additional wells on the Asher-Menashe and Joseph Licenses and to obtain co-venturers with technical and financial capability to supplement our efforts. There is no assurance that we will be able to attract any parties to join our drilling operations to enable the completion of our plan of operation. We cannot predict the terms and conditions upon which any joint venture agreement might be reached.

Going Concern Basis

Our unaudited interim financial statements for the period ended March 31, 2008 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon the encouraging but inconclusive results of the drilling and testing of the Ma’anit #1, the Company’s oil and gas operations represent an investment in an unproved property including additional drilling on that property. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense as a reserve base has not yet been established. An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

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

In June 2007, following the analysis of the results of the testing of our Ma’anit #1 well workover, evaluation of the mechanical condition of the well and the desire to optimize drilling operations on our planned Ma’anit-Rehoboth #2 well, we decided to cease operations on the Ma’anit #1 well and, as required by the Israeli Petroleum Law, formally relinquish the Ma‘anit-Joseph License. It is our current intent to use the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the planned Ma’anit-Rehoboth #2 well. We plan to directionally drill this well from that point to penetrate the middle and the lower Triassic, which we still consider highly prospective by the Company. In addition, we intend to drill down to the Permian section of the upper Paleozoic formation.

Immediately after the relinquishment of the Ma’anit-Joseph License, we filed an application with the Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 85,000 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled. This license was subsequently granted. As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, we recorded an impairment of $9,494 thousand to its unproved oil and gas properties.

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $1,898 thousand at March 31, 2008 and $3,399 thousand at December 31, 2007.

No cash was provided by financing activities during the three month period ended March 31, 2008. Net cash provided was $5,810 thousand for the three month period ended March 31, 2007, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $605 thousand for the three months ended March 31, 2008 and $342 thousand for the three month period ended March 31, 2007, which was used for exploration costs on the license and purchasing equipment to be used in our future wells.

On March 31, 2008, we had cash and cash equivalents in the amount of $3,220 thousand. On May 14, 2008, we had cash and cash equivalents in the amount of $2,692 thousand.

As discussed above, on February 1, 2008 we filed a Registration Statement for a Follow-On Offering on a best efforts minimum-maximum basis, of a minimum of 325,000 Units at $10.00 per Unit for an aggregate gross proceeds to us of $3,250 thousand and a maximum of 2,500,000 Units for an aggregate gross proceeds to us of $25,000 thousand. The Registration Statement, which has been subsequently amended, has not yet been declared effective.

We believe that, in the event we are successful in closing the Minimum Offering, the proceeds of the Minimum Offering together with the funds currently available will be sufficient to enable us to meet our needs in carrying out our Plan of Operations described above through to December 31, 2008. In the event we do not succeed in closing the Minimum Offering, we will have to attract additional investments in our company or additional parties to join our drilling operations in order to carry out our Plan of Operations described above through December 31, 2008, and the deferring officers and employees must continue to defer the monies due them and continue to accept partial payment of their currently due salaries. There can be no guarantees that we will be successful in any of these efforts.

Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Revenue. We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses. General and administrative expenses were $1,070 thousand for the three month period ended March 31, 2008 compared to $698 thousand for the three month period ended March 31, 2007. Legal and Professional fees were $323 thousand for the three month period ended March 31, 2008 compared to $271 thousand for the three month period ended March 31, 2007. This increase is due to the expensing of the advance payment made to Network 1 upon the termination of our Underwriting Agreement with them. Salary expenses were $454 thousand for the three month period ended March 31, 2008 compared to $236 thousand for the three month period ended March 31, 2007. The higher salary expenses are related to higher salaries, most of which have been deferred by those officers and employees. Other general and administrative expenses were $293 thousand for the three month period ended March 31, 2008 compared to $191 thousand for the three month period ended March 31, 2007. This increase of $102 thousand is related to increased office activity related primarily to investor relations activities.

Interest income, net. Interest income was $31 thousand for both of the three month periods ended March 31, 2008 and 2007. Interest expense for these periods was negligible

Net Loss. Net loss was $1,039 thousand for the three month period ended March 31, 2008 compared to $667 thousand for the three month period ended March 31, 2007.

ITEM 4 (T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2008, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Sales and Other Disposition of Registered Securities – Use of Proceeds

The Public Offering was underwritten on a “best efforts minimum/maximum” basis by Network 1 Financial Securities, Inc. (“Underwriter”). On December 29, 2006, following receipt and acceptance of subscriptions and payment for a number of shares in excess of the required minimum, we scheduled an initial closing of the Public Offering which took place on December 29, 2006 (the “initial closing”). Through May 25, 2007, we completed a total of eight (8) closings of the Public Offering, including the initial closing. In those closings, we issued instructions to our transfer agent to issue a total of 1,806,335 shares of common stock in consideration of a total of $12,645 thousand, of which $12,221 thousand was cash and $424 thousand was debt conversion.

From the effective date of the Registration Statement and through March 31, 2008, we incurred for our account in connection with the issuance and distribution of shares of our common stock in the Public Offering expenses as follows:

In US$ 000
Underwriting Commissions	$653
Expenses Paid to Underwriter	326
Other expenses as follows:
Accounting Fees and Expenses	111
Legal Fees and Expenses	167
Printing Fees and Advertising	207
Listing Fees (including SEC filing fees)	82
Transfer and Escrow Agent Fees	42
Other Expenses	120
TOTAL EXPENSES	$1,708

Except for a $100 thousand bonus awarded to an executive officer and director of the Company for services rendered as outside General Counsel in connection with the Initial Public Offering prior to his joining the Company as an employee (which bonus is reflected as part of “Legal Fees and Expenses”), none of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion’s securities.

The net offering proceeds to Zion from the Public Offering through March 31, 2008 after deduction of the total expenses set forth above was $10,937 thousand (the “net public offering proceeds”).

Through March 31, 2008, we used the net public offering proceeds as follows:

		In US$ 000
a.	Completion of Ma’anit #1 well	$1,242	(1)
b.	Preparation for drilling of Ma’anit-Rehoboth well	$2,068
c.	Exploration Costs	$845
d.	Compensation to officers and directors	$2,422	(2)
e.	Repayment of indebtedness	$144	(3)
f.	Temporary investments	$3,082	(4)
g.	Other	$996	(5)

(1)
The $900 thousand originally (exclusive of contingencies) estimated for the Ma’anit #1 well completion costs was exceeded as a result of the loss and partial recovery of tubing and an isolation packer that were stuck in the well.

(2)
Includes repayment of indebtedness in an amount of $1,053 thousand, including $434 thousand previously deferred compensation paid to the company’s former Chief Executive Officer (in the amount of $352 thousand) and to the company’s former Chief Financial Officer (in the amount of $82 thousand) in the connection with their retirement and resignation, respectively. Also includes conversions of deferred compensation into shares by certain officers in the IPO in an amount of $204 thousand, along with normal payments to officers in the amount of $983 thousand and to directors in an amount of $157 thousand.

(3)	Does not include repayment of indebtedness to officers and directors which is included in note (2) above.
(4)	U.S. money market account balances and Israeli interest bearing deposits at March 31, 2008.
(5)
Including a $60 thousand financial advisory and investment banking fee to Underwriter pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement, $51 thousand in deferred offering costs related to the follow-on offering , which has not yet been declared effective, and working capital.

The remaining $138 thousand of the net operating proceeds were, on March 31, 2008, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Index :

1.1	Amended and Restated Underwriting Agreement, attached as an exhibit to Amendment No.2 to the Registration Statement on Form S-3 (File No. 333-148982) filed on May 2, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Martin M. Van Brauman
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Martin M. Van Brauman, Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	May 15, 2008	Date:	May 15 , 2008