Form 10-Q
period 2008-06-30
ZION OIL & GAS INC
filed 2008-08-14
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2008; or

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

As of August 14, 2008, Zion Oil & Gas, Inc. had outstanding 10,120,893 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 - FINANCIAL INFORMATION

Page
Item 1 - Financial Statements – Unaudited

Balance Sheets - June 30, 2008 and December 31, 2007	1

Statements of Operations for the three months and six months ended June 30, 2008 and 2007 and the period from April 6, 2000 (inception) to June 30, 2008	2

Statements of Changes in Stockholders' Equity for the six months ended June 30, 2008 and the period from April 6, 2000 (inception) to June 30, 2008	3

Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the period from April 6, 2000 (inception) to June 30, 2008	11

Notes to Unaudited Interim Financial Statements	13

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 4(T) - Controls and Procedures	42

PART II — OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 4 - Submission of Matters to a Vote of Security Holders	44

Item 6 – Exhibits	45

SIGNATURES	46

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of

	June 30	December 31
	2008	2007
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	1,845	4,590
Prepaid expenses and other	232	61
Deferred offering costs	293	-
Refundable Value-Added Tax	23	65
Total current assets	2,393	4,716

Unproved oil and gas properties, full cost method	3,367	2,590

Property and equipment
Net of accumulated depreciation of $48 thousand and $33 thousand	98	73

Other assets
Assets held for severance benefits	40	42
Total other assets	40	42

Total assets	5,898	7,421

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	175	128
Accrued liabilities	261	172
Deferred officers compensation	1,429	1,017
Total current liabilities	1,865	1,317

Provision for severance pay	237	316

Total liabilities	2,102	1,633

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; 30,000,000 and 20,000,000 shares authorized: 2008 and 2007 – 10,120,893 shares issued and outstanding	101	101
Additional paid-in capital	26,290	26,074
Deficit accumulated in development stage	(22,595)	(20,387)
Total stockholders’ equity	3,796	5,788

Total liabilities and stockholders' equity	5,898	7,421

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

					Period from
					April 6, 2000
	For the three month period		For the six month period		(inception) to
	ended June 30		ended June 30		June 30
	2008	2007	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	277	322	600	593	4,679
Salaries	489	174	943	410	4,988
Other	429	323	722	514	2,979
Impairment of unproved oil and gas properties	-	9,494	-	9,494	9,494
Loss from operations	(1,195)	(10,313)	(2,265)	(11,011)	(22,140)

Other expense, net
Termination of initial public offering	-	-	-	-	(507)
Other income, net	-	4	-	4	4
Interest income(expense), net	26	46	57	77	48

Loss before income taxes	(1,169)	(10,263)	(2,208)	(10,930)	(22,595)
Income taxes	-	-	-	-	-

Net loss	(1,169)	(10,263)	(2,208)	(10,930)	(22,595)

Net loss per share of common stock - basic and diluted (in US$)	(0.12)	(1.03)	(0.22)	(1.15)	(4.10)

Weighted-average shares outstanding - basic and diluted (in thousands)	10,121	9,963	10,121	9,504	5,505

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Value of options granted to employees	-	-	216	-	216

Net loss	-	-	-	(2,208)	(2,208)

Balances June 30, 2008	10,121	101	26,290	(22,595)	3,796

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the six month		(inception) to
	period ended June 30		June 30
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(2,208)	(10,930)	(22,595)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	14	8	51
Officer, director and other fees, paid via common stock	-	63	2,061
Cost of warrants issued to employees, directors & others	216	93	1,268
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	-	9,494	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	(195)	150
Prepaid expenses and other	(171)	(106)	(232)
Increase in deferred offering costs	(293)	-	(293)
Decrease/(increase) in Refundable value-added tax	42	(85)	(23)
Severance pay, net	25	102	299
Accounts payable	47	(145)	818
Accrued liabilities	(13)	(101)	160
Increase in deferred officers' compensation	412	(389)	1,429
Net cash used in operating activities	(1,929)	(2,191)	(6,710)

Cash flows from investing activities
Acquisition of property and equipment	(39)	(13)	(153)
Investment in unproved oil and gas properties	(777)	(1,996)	(13,011)
Net cash used in investing activities	(816)	(2,009)	(13,164)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	(107)	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	-	9,352	23,775
Financing costs of issuing stock	-	(1,025)	(2,470)
Net cash provided by financing activities	-	8,220	21,894

Net increase(decrease) in cash	(2,745)	4,020	1,845
Cash and cash equivalents– beginning of period	4,590	3,370	-
Cash and cash equivalents– end of period	1,845	7,390	1,845

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the six month		(inception) to
	period ended June 30		June 30
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	1	58
Cash paid for income taxes	-	-	-

Non-cash operating, investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	-	235	1,186
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	188
Shares issued for services provided by officer	-	125	500
Value of warrants and options granted to employees	216	(48)	1,058
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	-	79	79
Value of shares granted to employees	-	-	20
Value of shares gifted to directors, employees and service providers	-	-	154
Deferred financing costs	-	-	89
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

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

(2) The “Joseph License,” which covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Israeli Petroleum Law. The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License, which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Israeli Petroleum Law following the abandonment of the Ma’anit #1 well drilled by the Company. The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 well and the Joseph lead developed by the Company under the Ma’anit-Joseph License and it’s previously held Joseph Permit. Under the terms of the Joseph License, the Company must commence the drilling of a well to a depth of at least 4,500 meters (about 14,850 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

In the event of a discovery on either of the Licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

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

On June 18, 2008, the Company signed a memorandum of understanding with Aladdin Middle East (“AME”) confirming both parties intent to sign a drilling contract no later than July 31st, 2008, to drill Zion’s planned Ma’anit-Rehoboth #2 well and other wells in Israel, in accordance with the Company’s business plan. Upon execution of the instrument, the Company paid AME a down payment of $175 thousand on account of mobilization fees in the aggregate amount of $675 thousand. On July 31, 2008, the Company and AME amended this memorandum to extend to September 1, 2008 the date by which they are to sign a drilling contract. This extension was necessary due to delays encountered in preparing and filing applications necessary to enable AME to obtain certain permits and requisite authorization so that the rig can be brought into Israel. The amendment also extended to October 30, 2008, from September 30, 2008, the date by which AME has to complete this process. If AME is unable to obtain such permits by October 30, 2008, AME is entitled to terminate the contract, whereupon AME is to refund to the Company all amounts paid to date, less a 15% retention to cover AME’s costs and expenses (See Note 6).

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

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

On February 1, 2008, the Company filed a registration statement with the Securities and Exchange Commission (the “2008 Registration Statement”) in connection with a public offering (the “Follow on Offering”) of 2,500,000 units (the “Units) consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10 (the “Unit Offering”). The Unit Offering has a minimum closing requirement of $3,250,000 (325,000 units) (the “Minimum Unit Offering”). On April 22, 2008, the Company filed Amendment No. 1 to the 2008 Registration Statement and on May 2, 2008, filed Amendment No. 2 to the 2008 Registration Statement. The 2008 Registration Statement was declared effective on May 14, 2008. Under the terms of the Unit Offering, an initial closing will be scheduled as soon as possible following the acceptance of subscriptions in the amount of the Minimum Unit Offering, which must be a date no later than October 11, 2008. The Unit Offering will remain open until the earlier to occur of (i) November 10, 2008 (which date may be extended by up to 60 days), (ii) the date on which 2,500,000 Units have been subscribed and accepted, and (iii) such date as announced by the Company on no less than two trading days’ prior notice. As of the filing of this Quarterly Report on Form 10-Q, the closing on the Minimum Unit Offering has not occurred.

We believe that additional funds will be required for us to carry out our plan of operations through December 31, 2008 as the funds currently available to us will not be sufficient. To carry out our plan of operations, we must complete the Minimum Unit Offering in sufficient time to commence the drilling of the Ma’anit-Rehoboth #2 prior to the end of October 2008, and the deferring officers and employees must continue to defer the monies due them and continue to accept partial payment of their currently due salaries.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

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

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

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

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses: (a) The Joseph License, in respect of which the planning of and preparations for the drilling of a well are under way (See Note 1A); and (b) the Asher-Menashe License, in respect of which a geophysical program commenced in December 2007. (See Note 5I)

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494 thousand impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $3,367 thousand at June 30, 2008

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.  Oil and Gas Properties and Impairment (cont’d)

Comprised as follows:

	June 30 2008	December 31 2007
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	2,128	2,035
Capitalized salary costs	381	145
Legal costs and license fees	627	220
Other costs	231	190
	$3,367	$2,590

Impairment of unproved oil and gas properties comprised as follows:

	Period ended June 30 2008	Year ended December 31 2007	Period from April 6, 2000 (inception) to June 30, 2008
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	7,959	7,959
Capitalized salary costs	-	683	683
Legal costs and license fees	-	509	509
Other costs	-	343	343
	-	9,494	9,494

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

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

4. SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). It shall be effective 60 days following the approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

The Company does not expect the adoption of SFAS 162 to have a material impact on its balance sheet or statement of operations.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements (cont’d)

5. FSP FAS 142-3 – Determination of the Useful Life of Intangible Assets (FSP 142-3)

In April 2008, FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3’s intent is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principles. It shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

The Company does not expect the adoption of FSP 142-3 to have a material impact on its balance sheet or statement of operations.

6. FSP APB 14-1 – Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP 14-1)

In May 2008, FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”) was issued clarifying that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, it specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The Company is evaluating the effect, if any, of the adoption of APB 14-1 on its balance sheet or statement of operations

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently adopted accounting pronouncements

1. SFAS 157 – Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. SFAS 157 is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 beginning on January 1, 2008. SFAS 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued SFAS No. 157-2, which grants a one-year deferral of SFAS 157’s fair-value measurement requirements for nonfinancial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis.

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

The adoption of SFAS 159 on January 1, 2008 did not have a material effect on the Company’s balance sheet of results of operations.

D.	Certain prior year’s amounts have been reclassified to conform to the current year presentation.

Note 3 - Stockholders’ Equity

A.   Increase in Authorized Common Stock

On June 23, 2008, the Company’s stockholders approved an increase in the authorized shares of common stock that the Company is authorized to issue from time to time to up to 30,000 thousand shares.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

D.  2005 Stock Option Plan

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

D.  2005 Stock Option Plan (cont’d)

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

E.  Fair Value of Warrants and Options

The Company has reserved 411,795 shares of common stock as of June 30, 2008 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at June 30, 2008 and 2007 and the period from April 6, 2000 (inception) to June 30, 2008. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

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

* Weighted Average

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

E.  Fair Value of Warrants and Options (cont’d)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:
	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2006 to:
Employees, officers and directors	1,750,936	1.73
Underwriters (in connection with IPO)	11,590	8.75
Private placement investors and others	1,105,492	2.84
Expired/canceled	(587,726)	2.68
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2006	296,215	5.18

Granted to:
Employees, officers and directors as part compensation	133,882	2.10
Underwriters (in connection with IPO)	35,031	8.75
Private placement investors and others	-	-
Expired/Canceled	(53,333)	5.00
Exercised	-	-
Outstanding, December 31, 2007	411,795	4.50

Outstanding, June 30, 2008	411,795	4.50

Exercisable, June 30, 2008	351,795	4.65

The following table summarizes information about stock warrants and options outstanding as of June 30, 2008:

Shares underlying outstanding				Shares underlying outstanding
Warrants and options (nonvested)				Warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			Remaining	Weighted
Range of exercise	Number outstanding	contractual life (years)	Average exercise	Range of exercise price	Number Outstanding	contractual life (years)	Average exercise
price			price				price
US$			US$	US$			US$
0.01	20,000	9.43	0.01	0.01	63,882	9.43	0.01
5.00	10,000	2.50	5.00	5.00	201,667	0.99	5.00
-	-	-	-	5.50	19,625	0.50	5.50
5.60	30,000	4.50	5.60	5.60	20,000	4.50	5.60
-	-	-	-	8.75	46,621	1.24	8.75
0.01-5.60	60,000		3.64	0.01-8.75	351,795		4.65

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

E.  Fair Value of Warrants and Options (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the six month periods ended June 30, 2008 and 2007, and the period from April 6, 2000 (inception) to June 30, 2008, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month period		Period from April 6,
	ended June 30,		2000 (inception) to
	2008	2007	June 30, 2008
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	-	3.00 – 6.13
Dividend yields	-	-	-
Expected volatility	-	-	28.2% – 40.0%
Risk-free interest rates	-	-	2.1% – 5.15%
Expected lives	-	-	1.74 – 4.63 years
Weighted-average grant date fair market value	-	-	0.76 - 2.83

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six month periods ended June 30, 2008 and 2007 and the period from April 6, 2000 (inception) to June 30, 2008, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month period		Period from April 6,
	ended June 30,		2000 (inception) to
	2008	2007	June 30, 2008
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	8.75	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	-	40.0%	32.2% – 99.8%
Risk-free interest rates	-	5.50%	2.8% – 5.50%
Contractual lives	-	2.34 – 2.67 years	0.56 – 3.17 years
Weighted-average grant date fair market value	-	1.35 – 2.74	0.68 – 2.74

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

E.  Fair Value of Warrants and Options (cont’d)

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

F. Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three and six month periods ended June 30, 2008 and 2007 and from April 6, 2000 (inception) to June 30, 2008 amounted to $77 thousand, $(66) thousand, $216 thousand, $(48) thousand and $1,111 thousand, respectively.

As of June 30, 2008, there was $76 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
July 1 - December 31, 2008	48
For the year ended December 31, 2009	22
For the year ended December 31, 2010	6
76

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

G.  Warrant Descriptions (cont’d)

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

H.  Gift Shares

As part of the Public Offering, 150,000 shares of common stock held by four executive officers were registered and given by the officers to individuals and entities. 21,000 of the gift shares were given to directors, employees and service providers. The related cost of $147 thousand was charged to the statement of operations and credited as additional paid in capital during 2006.

Note 4 - Related Party Transactions

The Company had $1,429 thousand of deferred officers’ compensation at June 30, 2008 which represents payables to officers and directors of the Company. Such officers had previously committed to defer payments of these sums until at least July 1, 2008, through letter agreement. As of August 3, 2008, amounts of $1,145 thousand of deferred officers’ compensation was deferred until December 31, 2008. On June 24, 2008, the Company’s Board of Directors approved a resolution setting a company-wide policy on officer deferrals to defer amounts previously due until such time, if any, as the Company raises $15 million from the Follow on Offering, whereupon all deferred amounts owed as of July 1, 2008 will be paid and the rate of deferral on salaries thereafter will be decreased to 30% (from the current 40%). The policy further provides that if and when the Company raises $20 million from the Follow on Offering, the deferral rate decreases to 20% and if the Company raises $25 million, then all deferred amounts not then paid will be remitted and there will no longer be any deferrals to salary payments. Until such time as the Company raises the threshold $15 million, monthly salary payments for officers continue to be fixed at 60% of the contractual payment, not to exceed $10,000 per month.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 4 - Related Party Transactions (cont’d)

B.  Rappaport loan

Notes payable to related parties as at December 31, 2006, included $75 thousand under a line of credit loan agreement with a shareholder of the Company. Through July 31, 2006, outstanding balances accrued interest at 10% per annum. At the direction of the shareholder, a commitment fee of $10 thousand in the aggregate was paid to two children of the shareholder in the form of 12,000 shares of common stock (in the aggregate) and warrants to purchase 5,000 shares (in the aggregate) of the Company’s common stock. On July 31, 2006, the Rappaport loan was further extended to a date 15 days following the initial closing of a public offering. In connection with this extension the shareholder and the Company agreed to increase the interest rate on the facility to 12% per annum. During the month of January 2007 the loan was repaid in full.

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

E.  Other issuances

In respect of issuances to John Brown (related party) see Note 3B.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

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

B.  Royalty Commitments

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At June 30, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.  Long-term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees. At June 30, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect of the long-term incentive plan, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

D.  Charitable Foundations

The Company is establishing two charitable foundations for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 5 - Commitments and Contingencies (cont’d)

D.  Charitable Foundations (cont’d)

The worldwide foundation, the “Abraham Foundation”, was established in Geneva, Switzerland on June 20, 2008, with the articles being executed and filed by the Swiss Notary in the Commercial Registrar in Geneva with publication on June 23, 2008. The federal authorities in Bern have approved the establishment of an international foundation, with a preliminary tax ruling having been received by the Canton of Geneva for complete tax exemption with a formal letter following within several months. Preliminary approval has been received at the federal level for tax exemption, with a formal letter expected within several months.

The founding members of the Israeli foundation, the “Avraham Foundation”, met on June 23, 2008 in Caesarea, Israel, to execute and notarize the articles of the foundation, which were filed as an Amuta in the Registrar of the Amuta in Israel.

At June 30, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect of the charitable foundations other than incorporation costs, since it is at the “exploration stage” and, to this date, no revenues have been generated.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 5 - Commitments and Contingencies (cont’d)

F.  Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,602 thousand on an annual basis. Previously, all of these officers and employees have agreed to defer a portion of their pay through at least July 1, 2008, with a Board resolution implementing a company wide officer deferral policy (See Note 4) following such date. On August 3, 2008, additional letter agreements were signed which extended the deferral date on $1,145 thousand until December 31, 2008. During the six month period ended June 30, 2008, no amounts previously deferred were paid to executives and employees.

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

In January 2008, in connection with the filing of the 2008 Registration Statement, the Company entered into an underwriting agreement with Network 1 Financial Securities, Inc. (the “January 2008 Underwriting Agreement”). The January 2008 Underwriting Agreement provided for a two year extension to the existing investment banking/consultant agreement for an additional fee of $60 thousand, payable upon the closing of the offering in a minimum aggregate amount of $5,000 thousand. Under the terms of the January 2008 Underwriting Agreement, the Company was required to, and did, remit an advance payment of $50 thousand against the non-accountable expense allowance to be paid to Network 1 Financial Securities (“Network 1”) in connection with services to be rendered in the course of the Follow on Offering. In addition to a 6% underwriting commission and a 3% non-accountable expense allowance, under the January 2008 Underwriting Agreement, Network 1, was entitled to certain underwriters warrants. During March 2008, the Board decided to terminate the agreement with Network 1. In April 2008, the January 2008 Underwriting Agreement with Network 1 was terminated in accordance with its terms. On April 2, 2008, a new underwriting agreement, as subsequently amended, (the “April 2008 Underwriting Agreement”) was entered into with Brockington Securities, Inc. The April 2008 Underwriting Agreement, as amended, does not include provisions relating to an investment banking/consultant agreement nor does it contain underwriters warrants.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 5 - Commitments and Contingencies (cont’d)

G.  Underwriting Agreement (cont’d)

Additionally, the April 2008 Underwriting Agreement, as amended, provides for a 5% underwriting commission and a 3% non-accountable expense allowance. Upon the decision to terminate the January 2008 Underwriting Agreement, the advance payment of $50 thousand was recorded as an expense by the Company.

H.  Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2008. Negotiations for a new lease have recently commenced. The monthly rent is $4 thousand for each of the twelve-month periods ending October 31, 2006, 2007 and 2008 respectively, less any sublease payments received. Until mid-July 2006 approximately 800 square feet (and access to the common areas) were subleased month-to-month for payments of $1 thousand per month.

The Company also leases office premises in the industrial area of Caesarea, Israel under a lease agreement through January 31, 2009, with two additional six-month options, at a monthly rental cost of $3 thousand throughout both the additional year and the two option periods. The monthly rent has been $3 thousand per month since the inception of the lease in July 2005.

The future minimum lease payments are as follows:

US$ thousands
July 1 – December 31 2008	34
2009	3
37

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2008

Note 5 - Commitments and Contingencies (cont’d)

I.   Contract with Geophysical Institute of Israel (cont’d)

The remaining amount of NIS 1,431 thousand (approximately $397 thousand at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) was paid on February 5, 2008 following the completion of the survey on January 23, 2008. In the survey a total of 52.5 kilometers of new seismic data were acquired.

Note 6 - Subsequent Events

On July 31, 2008, the Company entered into an Amendment to Protocol, originally executed on June 18, 2008, pursuant to which the parties agreed to extend to September 1, 2008 the date by which they are to sign a drilling contract. This extension was necessary due to delays encountered in preparing and filing applications necessary to enable the drilling contractor to bring its drilling rig and crews into Israel and otherwise complete the necessary permitting process to drill Zion’s planned Ma’anit-Rehoboth #2 well. The amendment also extends to October 30, 2008, the date by which the contractor has to complete the process of acquiring the necessary permits to bring its rig and crews into Israel.

On August 3, 2008, additional letter agreements were signed by certain officers and employees of the Company which extended the deferral of $1,145 thousand of deferred officers’ compensation until December 31, 2008.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	exploration, development, and drilling plans;
•	future general and administrative expenses;
•	future exploration;
•	future geophysical and geological data;
•	generation of additional properties, reserves;
•	new prospects and drilling locations;
•	future capital expenditures;
•	sufficiency of working capital;
•	plans regarding and ability to raise additional capital;
•	Follow- on Offering;
•	drilling plans;
•	availability and costs of drilling rigs;
•	timing or results of any wells;
•	interpretation and results of seismic surveys or seismic data;
•	permit, license and lease rights;
•	Participation of operating partners;
•	legislative and regulatory initiatives, their potential results and effects; and
•	any other statements regarding future operations, financial results, opportunities, growth, business plans, and strategies.

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

The company’s geological team recently completed the processing of seven seismic lines (totaling over fifty two kilometers) acquired last winter and also the reprocessing of an additional ten seismic lines (of over one hundred and ten kilometers) in two prospective areas.

The interpretation of the seismic data, coupled with geologic, gravity and magnetic data has resulted in the development of the first drillable prospect on Zion's Asher-Menashe license. A site for the new well, named the Elijah #3, has been selected on a ten thousand acre structure, comprising both Triassic and Permian targets.

Zion is obligated, by the terms of its Asher-Menashe License, to commence the drilling of a well no later than July 2009 and like the Ma’anit-Rehoboth #2 well on Zion's Joseph License (scheduled to commence in September 2008), most of the long lead items for the well have been sourced, purchased and delivered and are now in secure storage, in Israel.

During the eight years between our formation and June 30, 2008, we have received net proceeds from the issuance of our equity securities of $23,775 thousand and have invested in unproved oil and gas properties $13,011 thousand in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494 thousand was written off during 2007. As of June 30, 2008, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008, extended to December 31, 2008. One Executive Vice President has requested that his salary be paid in full and that deferred amounts be paid to him in accordance with a mutually agreeable payment schedule. We are in discussions with the officer in order to reach a mutually agreeable resolution, but there can be no assurance that we will reach a mutually acceptable resolution. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation.)

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

Preparations for drilling the Ma’anit-Rehoboth #2 well are continuing. All long lead-time items have arrived and the equipment on hand to be used for future wells reflects a cost of approximately $1,500 thousand (all of which sum is reflected in the figure shown for Unproved Oil and Gas Properties on the Balance Sheet for June 30, 2008). The estimated dry hole cost of the planned Ma’anit-Rehoboth #2 well if drilled to the Triassic is $4,500 thousand, and $6,600 thousand if drilled to the Permian. The completed hole costs of the well if drilled to the Triassic is currently estimated as $5,300 thousand, and $7,400 thousand if drilled to the Permian. These amounts include $1,500 thousand that has been already expended.

On June 18, 2008, the Company signed a memorandum of understanding with Aladdin Middle East Ltd (“AME”) confirming both parties intent to sign a drilling contract no later than July 31st, 2008, to drill Zion’s planned Ma’anit-Rehoboth #2 well and other wells in Israel, in accordance with Zion's business plan. The Company paid AME a down payment of $175 thousand on account of mobilization fees in the aggregate amount of $675 thousand. On July 31, 2008, the Company and AME entered into an amendment to the afore-mentioned memorandum of understanding, extending until September 1, 2008, the date by which the drilling contract must be signed. This extension was necessary due to delays encountered in preparing and filing applications necessary to enable AME to obtain certain permits and requisite authorization before the rig can be brought into Israel. If AME is unable to obtain such permits by October 31, 2008, extended from September 30, 2008, AME is entitled, to terminate the contract, whereupon, AME is to refund to the Company the sums paid, less a 15% retention to cover AME’s costs and expenses. It is anticipated that the rig will arrive in Israel in October 2008.

AME is an independent oil and gas exploration and production company, incorporated in Delaware in 1962, with its head office in Wichita, Kansas. AME has drilled more than 130 exploration and development wells in Turkey and Egypt for major oil companies, including Exxon, Mobil, Wintershall AG MOL, Placid Oil, Neste Oy, Burren Energy Inc. and Edison International spa. Its rig inventory includes 11 drilling and workover rigs.

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

On February 1, 2008, we filed a Form S-3 registration statement (the “Registration Statement”) with the SEC for an offering (the “Follow-On Offering”) of a minimum of 325,000 "Units", on a "best efforts, all or none" basis (the "Minimum Offering"), and an additional 2,175,000 Units on a "best efforts" basis, for a maximum of 2,500,000 Units (the "Maximum Offering"), at $10.00 per Unit for aggregate gross proceeds to us of $3,250 thousand and $25,000 thousand, respectively. On April 22, 2008, we filed Amendment No. 1 to the Registration Statement. Each Unit to be offered in the Follow-On Offering consists of (i) one share of common stock, par value $.01 per share and (ii) one warrant (the "Unit Warrant") to purchase one share of common stock at a per share exercise price equal to $7.00. On May 2, 2008, we filed Amendment No. 2 to the Registration Statement. The Follow-On Offering is being made through Brockington Securities, Inc. and other licensed broker/dealers. The Registration Statement was declared effective by the SEC on May 14, 2008. As of the date of the filing of this report on Form 10-Q, we have not closed on the Minimum Offering and there can be no assurance that we will be able to raise funds through this offering.

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

Going Concern Basis

Our unaudited interim financial statements for the period ended June 30, 2008 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $528 thousand at June 30, 2008 and $3,399 thousand at December 31, 2007.

During the six month period ended June 30, 2008, $1,929 thousand was used for operating activities versus $2,191 thousand for the six month period ended June 30, 2007. The decrease in for 2008 is related to the payment in 2007 of deferred officer’s salaries. No cash was provided by financing activities during the six month period ended June 30, 2008. Net cash provided was $8,220 thousand for the six month period ended June 30, 2007, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $991 thousand for the six months ended June 30, 2008 and $2,009 thousand for the six month period ended June 30, 2007, which was used for exploration costs on the license, including a seismic study and purchasing equipment to be used in our future wells.

On June 30, 2008, we had cash and cash equivalents in the amount of $1,845 thousand. On August 14, 2008, we had cash and cash equivalents in the amount of $1,236 thousand.

As discussed above, on February 1, 2008 we filed a Registration Statement for a Follow-On Offering on a best efforts minimum-maximum basis, of a minimum of 325,000 Units at $10.00 per Unit for an aggregate gross proceeds to us of $3,250 thousand and a maximum of 2,500,000 Units for an aggregate gross proceeds to us of $25,000 thousand. The Registration Statement relating to the Follow-on Offering was declared effective on May 14, 2007. As of the date of the filing of this quarterly report on Form 10-Q, we have not closed on the minimum.

We believe that, in the event we are successful in closing the Minimum Offering in the Follow-on Offering, the proceeds of the Minimum Offering together with the funds currently available will be sufficient to enable us to meet our needs in carrying out our Plan of Operations described above through to December 31, 2008. In the event we do not succeed in closing the Minimum Offering, we will have to attract additional investments in our company or additional parties to join our drilling operations in order to carry out our Plan of Operations described above through December 31, 2008, and we and the sole officer who has requested payment of deferred amounts (as noted above) will need to reach a mutually acceptable agreement. There can be no guarantees that we will be successful in any of these efforts.

Results of Operations

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

Revenue. We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses. General and administrative expenses for the three and six month periods ended June 30, 2008 were $1,195 thousand and $2,265 thousand, respectively, compared to $10,313 thousand and $11,011 thousand for the corresponding periods in 2007. This decrease in general and administrative expenses is due to the recording of a $9,494 thousand impairment charge in June 2007. Legal and professional fees for the three and six month periods ended June 30, 2008 were $277 thousand and $600 thousand compared to $322 thousand and $593 thousand for the corresponding periods in 2007. This decrease in legal and professional fees is related primarily to the deferral of certain costs directly related to the Follow-on Offering that will be recorded against the offering proceeds instead of being expensed during the 2008 periods. These amounts will be expensed if the minimum threshold is not met. Salary expenses for the three and six month periods ended June 30, 2008 were $489 thousand and $943 thousand respectively, compared to $174 thousand and $410 thousand for the corresponding periods in 2007. The increase in salary expenses are related to the addition to the Company’s payroll of senior management personnel. Other general and administrative expenses for the three and six month periods ended June 30, 2008 were $429 thousand and $722 thousand respectively, compared to $323 thousand and $514 thousand for the corresponding periods in 2007. This increase is related primarily to increased investor relations activities during the 2008 periods.

Interest income, net. Interest income for the three and six month periods ended June 30, 2008 was $26 thousand and $57 thousand respectively, compared to $46 thousand and $77 thousand for the corresponding periods in 2007. This decrease is related to the declining bank balances as funds have been expended.

Net Loss. Net loss for the three and six month periods ended June 30, 2008 was $1,169 thousand and $2,208 thousand compared to $10,263 thousand and $10,930 thousand for the corresponding periods in 2007. The difference is related to the $9,494 impairment charge recorded in June 2007.

ITEM 4 (T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2008, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

From the effective date of the Registration Statement and through June 30, 2008, we incurred for our account in connection with the issuance and distribution of shares of our common stock in the Public Offering expenses as follows:

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

The net offering proceeds to Zion from the Public Offering through June 30, 2008 after deduction of the total expenses set forth above was $10,937 thousand (the “net public offering proceeds”).

Through June 30, 2008, we used the net public offering proceeds as follows:

	In US$ 000
a. Completion of Ma’anit #1 well	$1,242	(1)
b. Preparation for drilling of Ma’anit-Rehoboth well	$2,351
c. Exploration Costs	$948
d. Compensation to officers and directors	$2,682	(2)
e. Repayment of indebtedness	$144	(3)
f. Temporary investments	$1,823	(4)
g. Other	$1,735	(5)

(1)
The $900 thousand originally (exclusive of contingencies) estimated for the Ma’anit #1 well completion costs was exceeded as a result of the loss and partial recovery of tubing and an isolation packer that were stuck in the well.

(2)
Includes repayment of indebtedness in an amount of $1,053 thousand, including $434 thousand previously deferred compensation paid to the company’s former Chief Executive Officer (in the amount of $352 thousand) and to the company’s former Chief Financial Officer (in the amount of $82 thousand) in the connection with their retirement and resignation, respectively. Also includes conversions of deferred compensation into shares by certain officers in the IPO in an amount of $204 thousand, along with normal payments to officers in the amount of $983 thousand and to directors in an amount of $157 thousand. The other amounts are related to normal payments to officers and directors.

(3)	Does not include repayment of indebtedness to officers and directors which is included in note (2) above.
(4)	U.S. money market account balances and Israeli interest bearing deposits at June 30, 2008.
(5)
Including a $60 thousand financial advisory and investment banking fee to Underwriter pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement, $293 thousand in deferred offering costs related to the follow-on offering , and working capital.

The remaining $12 thousand of the net operating proceeds were, on June 30, 2008, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 23, 2008. The following matters were voted on: (1) election of Class III directors; (2) amendment of Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 30,000,000; and (3) the appointment of an independent registered public accounting firm for 2008. The vote tally was as follows:

(1) Proposal to Elect Class III Directors to Serve until the 2011 Annual Meeting of Stockholders.

	FOR	WITHHELD

William H. Avery	7,432,247 (84%)	9,108 (0.001%)
Yehezkel Druckman	7,432,611 (84%)	8,744 (0.001%)
Paul Oroian	7,428,346 (84%)	13,009 (0.001%)

(2) Proposal to amend the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorize to issue from 20 million to 30 million.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
7,331,838 (72%)	65,199 (0.007%)	0.00 (0.00%)	0

(3) Proposal to ratify the appointment of Somekh Chaikin, Certified Public Accountants (Isr.), a member of KPMG International for the year ending December 31, 2008.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
7,400,202 (84%)	31,623 (0.003%)	0.00 (0.00%)	0

All proposals received the requisite number of votes and were approved.

ITEM 6. EXHIBITS

Exhibit Index :

1.1	Amended and Restated Underwriting Agreement, attached as an exhibit to Amendment No.2 to the Registration Statement on Form S-3 (File No. 333-148982) filed on May 2, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Martin M. Van Brauman
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Martin M. Van Brauman, Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	August 14, 2008	Date:	August 14 , 2008