Form 10-Q
period 2008-09-30
ZION OIL & GAS INC
filed 2008-11-14
CIK 1131312

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2008; or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒.

As of November 14 2008, Zion Oil & Gas, Inc. had outstanding 10,476,053 shares of common stock, par value $0.01 per share.

INDEX PAGE

Page
PART 1 – FINANCIAL INFORMATION

Item 1 - Financial Statements – Unaudited

Balance Sheets - September 30, 2008 and December 31, 2007	1

Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 and the period from April 6, 2000 (inception) to September 30, 2008	2

Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2008 and the period from April 6, 2000 (inception) to September 30, 2008	3

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and the period from April 6, 2000 (inception) to September 30, 2008	11

Notes to Unaudited Interim Financial Statements	13

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 4(T) - Controls and Procedures	44

PART II — OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6 – Exhibits	46

SIGNATURES	47

Zion Oil & Gas, Inc.
(A Development Stage Company)

Balance Sheets (unaudited) as of

	September 30	December 31
	2008	2007
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	451	4,590
Prepaid expenses and other	500	61
Deferred offering costs	417	-
Refundable Value-Added Tax	24	65
Total current assets	1,392	4,716

Unproved oil and gas properties, full cost method	3,565	2,590

Property and equipment
Net of accumulated depreciation of $58 thousand and $33 thousand	88	73

Other assets
Assets held for severance benefits	69	42
Total other assets	69	42

Total assets	5,114	7,421

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	42	128
Accrued liabilities	294	172
Deferred officers compensation	1,591	1,017
Total current liabilities	1,927	1,317

Provision for severance pay	183	316

Total liabilities	2,110	1,633

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; 2008 - 30,000,000 and 2007 - 20,000,000 shares authorized: 2008 – 10,125,059 shares issued and outstanding and 2007 – 10,120,893 shares issued and outstanding	101	101
Additional paid-in capital	26,351	26,074
Deficit accumulated in development stage	(23,448)	(20,387)
Total stockholders’ equity	3,004	5,788
Total liabilities and stockholders' equity	5,114	7,421

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Operations (unaudited)

					Period from
					April 6, 2000
	For the three month period		For the nine month period		(inception) to
	ended September 30		ended September 30		September 30
	2008	2007	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	179	290	779	883	4,858
Salaries	312	266	1,255	676	5,300
Other	374	255	1,096	769	3,353
Impairment of unproved oil and gas properties	-	-	-	9,494	9,494
Loss from operations	(865)	(811)	(3,130)	(11,822)	(23,005)

Other expense, net
Termination of initial public offering	-	-	-	-	(507)
Other income, net	-	-	-	4	4
Interest income (expense), net	12	63	69	140	60

Loss before income taxes	(853)	(748)	(3,061)	(11,678)	(23,448)
Income taxes	-	-	-	-	-

Net loss	(853)	(748)	(3,061)	(11,678)	(23,448)

Net loss per share of common stock - basic and diluted (in US$)	(0.08)	(0.07)	(0.30)	(1.20)	(4.16)

Weighted-average shares outstanding-basic and diluted (in thousands)	10,125	10,121	10,122	9,712	5,642

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Value of options granted to employees	-	-	252	-	252
Value of shares granted to employees	4	*-	25	-	25
Net loss	-	-	-	(3,061)	(3,061)
Balances September 30, 2008	10,125	101	26,351	(23,448)	3,004

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(3,061)	(11,678)	(23,448)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	24	10	61
Officer, director and other fees, paid via common stock	25	220	2,086
Cost of warrants issued to employees, directors and others	252	57	1,304
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	4	4
Impairment of unproved oil and gas properties	-	9,494	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	1	150
Prepaid expenses and other	(439)	(63)	(500)
Increase in deferred offering costs	(417)	-	(417)
Decrease/(increase) in refundable value-added tax	41	(59)	(24)
Severance pay, net	3	99	277
(Decrease)/increase in accounts payable	(86)	(203)	685
(Decrease)/increase in accrued liabilities	(41)	(586)	132
Increase/(decrease) in deferred officers' compensation	574	(266)	1,591
Net cash used in operating activities	(3,125)	(2,970)	(8,081)

Cash flows from investing activities
Acquisition of property and equipment	(39)	(33)	(153)
Investment in unproved oil and gas properties	(975)	(2,620)	(13,209)
Net cash used in investing activities	(1,014)	(2,653)	(13,362)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	(107)	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	-	9,352	23,775
Financing costs of issuing stock	-	(1,027)	(2,470)
Net cash provided by financing activities	-	8,218	21,894

Net increase(decrease) in cash	(4,139)	2,595	451
Cash and cash equivalents– beginning of period	4,590	3,370	-
Cash and cash equivalents– end of period	451	5,965	451

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	1	58
Cash paid for income taxes	-	-	-

Non-cash operating, investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	-	235	1,186
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	188
Shares issued for services provided by officer	-	188	500
Value of warrants and options granted to employees	252	(22)	1,094
Value of warrants granted to directors and consultants	-	-	33
Value of warrants granted to underwriters	-	79	79
Value of shares granted to employees	25	25	45
Value of shares gifted to directors, employees and service providers	-	7	154
Deferred financing costs	-	-	89
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd. (“AME”), a Delaware corporation with offices in Wichita, Kansas and in Ankara, Turkey, pursuant to which AME will be arranging for the transportation into Israel of its 2,000 horsepower rig to be used to conduct the drilling contemplated by the Company’s business plan. It is currently anticipated that the rig will arrive in Israel in January 2009. It is planned to use the rig initially for the re-entry and drilling of the Ma’anit Rehoboth #2 well.

The contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28.5 thousand per drilling day, and other scheduled rates for non-operating days. The contract also provides for a mobilization and de-mobilization fee of $675 thousand each. To date, the Company has paid AME $475 thousand on account of mobilization fees, with the remaining $200 thousand payable upon delivery of the rig to Israeli customs. Demobilization fees are payable as follows: $506.25 thousand at such time as operations on the final well are completed and $168.75 thousand upon delivery of the rig to Israeli customs in anticipation of its departure from Israel; provided, that, in the event that AME enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that AME receives funds from such other operator. As security for these and related fees, the contract provides that within 10 days after written notice by AME of the mobilization of the drilling rig, the Company is to provide for a letter of credit to AME in the amount of $675 thousand. The letter of credit is to be returned to the Company upon AME’s receipt of all amounts to which it is entitled under the contract. The contract also provides for termination fees of $1,225 thousand, less any amounts previously paid to AME, if the Company terminates the contract. In the event that AME is unable to mobilize the drilling rig by June 30, 2009, the Company is entitled to terminate the contract without any further obligation or payment under the contract.

The commencement of the drilling program is subject to the receipt of various government permits. While we and AME are currently working toward obtaining the requisite permits, there can be no assurance that the necessary permits will be obtained by the time the rig arrives in Israel or within a time frame that will allow us to commence drilling by the currently contemplated date of January 2009.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

On February 1, 2008, the Company filed a registration statement with the Securities and Exchange Commission (the “2008 Registration Statement”) in connection with a public offering (the “Follow on Offering”) of 2,500,000 units (the “Units) consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10 (the “Unit Offering”). The Unit Offering has a minimum closing requirement of $3,250,000 (325,000 units) (the “Minimum Unit Offering”). On April 22, 2008, the Company filed Amendment No. 1 to the 2008 Registration Statement and on May 2, 2008, filed Amendment No. 2 to the 2008 Registration Statement. The 2008 Registration Statement was declared effective on May 14, 2008. On October 24, 2008, the Company held an initial closing on the Unit Offering on 350,994 units ($3,509 thousand) (See Note 6). The Company received net proceeds of $3,269 thousand from the initial closing of the Unit Offering, prior to the deduction of $417 thousand in deferred offering costs. The Unit Offering will remain open until the earlier to occur of (i) January 9, 2009, (ii) the date on which 2,500,000 Units have been subscribed and accepted, and (iii) such date as announced by the Company on no less than two trading days’ prior notice.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2007. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2 - Summary of Significant Accounting Policies

A.	Oil and Gas Properties and Impairment

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses: (a) The Joseph License, in respect of which the planning of and preparations for the drilling of a well are under way (See Note 1A); and (b) the Asher-Menashe License, in respect of which a geophysical program commenced in December 2007. (See Note 5I)

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494 thousand impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $3,565 thousand at September 30, 2008.

Comprised as follows:

	September 30 2008	December 31 2007
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	2,192	2,035
Capitalized salary costs	491	145
Legal costs and license fees	631	220
Other costs	251	190
	$3,565	$2,590

Impairment of unproved oil and gas properties comprised as follows:

	Period ended September 30 2008	Year ended December 31 2007	Period from April 6, 2000 (inception) to September 30, 2008
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	7,959	7,959
Capitalized salary costs	-	683	683
Legal costs and license fees	-	509	509
Other costs	-	343	343
	-	9,494	9,494

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

The Company is evaluating the effect, if any, of the adoption of APB 14-1 on its balance sheet or statement of operations

7.	SAB 110 – Share Based Payments (SAB 110)

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 allows companies which do not have historically sufficient experience to continue using the “simplified” method, initially allowed under SAB No. 107, for estimating the expected term of “plain vanilla” stock options granted after December 31, 2007. The Company uses the “simplified” method to estimate the expected term for stock option grants as it does not have enough historical experience to provide a more refined estimate. The effect of adopting SAB 110 on the financial position and results of operations was not material.

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

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently adopted accounting pronouncements (cont’d)

1.	SFAS 157 – Fair Value Measurements (SFAS 157)

Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In February 2008, the FASB issued SFAS No. 157-2, which grants a one-year deferral of SFAS 157’s fair-value measurement requirements for nonfinancial assets and liabilities, except for items that are measured or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued SFAS 157-3, clarifying the application of SFAS 157 in a market that is not active, effective immediately for periods for which financial statements have not been issued.

The adoption of SFAS 157, 157-2 and 157-3 did not have a material effect on the Company’s balance sheet or results of operations.

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

The adoption of SFAS 159 on January 1, 2008 did not have a material effect on the Company’s balance sheet of results of operations.

D.	Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3 - Stockholders’ Equity

A.	Increase in Authorized Common Stock

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

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

B.	Private Placement Offerings (cont’d)

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

During 2006, the Company (i) raised $489 thousand from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $291 thousand in consideration of services; (iii) issued 175,357 shares of common stock for $877 thousand upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105 thousand upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $172 thousand upon the exercise of “D” warrants (See Note 3G).

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

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

D.	Follow-on Public Offering

On October 24, 2008, the Company held an initial closing on the Unit Offering on 350,994 units ($3,509 thousand) in the Follow-on Offering (See Note 1B and Note 6). The Company received net proceeds of $3,269 thousand from the initial closing of the Unit Offering, prior to the deduction of $417 thousand in deferred offering costs. Following the extension of the termination date of the Unit Offering, the Unit Offering will remain open until the earlier to occur of (i) January 9, 2009, (ii) the date on which 2,500,000 Units have been subscribed and accepted, and (iii) such date as announced by the Company on no less than two trading days’ prior notice.

E.	2005 Stock Option Plan

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

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

E.	2005 Stock Option Plan (cont’d)

On July 1, 2007, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 50,000 shares of common stock at an exercise price of $5.60 per share through December 31, 2012 (these options vesting dates in three tranches – 20,000 on June 30, 2008; 15,000 on June 30, 2009 and 15,000 on June 30, 2010, at a value of $126 thousand that will be charged according to the vesting periods).

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

F.	Restricted Stock Grant

On July 1, 2007, restricted (non-registered) shares were issued to one employee under the terms of his employment agreement in the amount of 4,463 shares. The number of shares issued were based on the closing price of $5.60 on the trading day immediately prior to the issuance. Similar grants of shares are due on each renewal date of the employment agreement.

On July 1, 2008, additional restricted (non-registered) shares were issued, on the renewal date of the agreement, in the amount of 4,166 shares, based on the closing price of $6.00 on the immediately prior trading day.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

G.	Fair Value of Warrants and Options

The Company has reserved 411,795 shares of common stock as of September 30, 2008 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at September 30, 2008 and 2007 and the period from April 6, 2000 (inception) to September 30, 2008. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise	Number of	Expiration	Warrants or
	price	shares	Date	Options
To non-employees
	5.00	10,000	December 31, 2008	Warrants
	8.75	46,621	September 26, 2009	Warrants
To employees and directors
	5.00	85,000	December 31, 2008	Warrants
	5.00	50,000	December 31, 2008	Options
	5.00	66,667	December 31, 2010	Options
	5.60	50,000	December 31, 2012	Options
	0.01	83,882	December 3, 2017	Options
To investors
	5.50	19,625	December 31, 2008	Warrants
	4.50*	411,795
* Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$
Granted from April 6, 2000 (inception) to December 31, 2006 to:
Employees, officers and directors	1,750,936	1.73
Underwriters (in connection with IPO)	11,590	8.75
Private placement investors and others	1,105,492	2.84
Expired/canceled	(587,726)	2.68
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2006	296,215	5.18
Granted to:
Employees, officers and directors as part compensation	133,882	2.10
Underwriters (in connection with IPO)	35,031	8.75
Private placement investors and others	-	-
Expired/Canceled	(53,333)	5.00
Exercised	-	-
Outstanding, December 31, 2007	411,795	4.50
Outstanding, September 30, 2008	411,795	4.50
Exercisable, September 30, 2008	361,795	4.52

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

G.	Fair Value of Warrants and Options (cont’d)

The following table summarizes information about stock warrants and options outstanding as of September 30, 2008:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			Average	Weighted
Range of		Remaining	average			Remaining	Average
exercise	Number	contractual	exercise	Range of	Number	Contractual	exercise
price	outstanding	life (years)	price	exercise price	Outstanding	life (years)	price
US$			US$	US$			US$
0.01	10,000	9.18	0.01	0.01	73,882	9.18	0.01
5.00	10,000	2.25	5.00	5.00	201,667	0.81	5.00
-	-	-	-	5.50	19,625	0.25	5.50
5.60	30,000	4.25	5.60	5.60	20,000	4.25	5.60
-	-	-	-	8.75	46,621	0.99	8.75
0.01-5.60	50,000		4.36	0.01-8.75	361,795		4.52

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the nine month periods ended September 30, 2008 and 2007, and the period from April 6, 2000 (inception) to September 30, 2008, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2008	2007	September 30, 2008
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	-	3.00 – 6.13
Dividend yields	-	-	-
Expected volatility	-	-	28.2% - 40.0%
Risk-free interest rates	-	-	2.1% - 5.15%
Expected lives	-	-	1.74 – 4.63 years
Weighted-average grant date fair market value	-	-	0.76 - 2.83

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the nine month periods ended September 30, 2008 and 2007 and the period from April 6, 2000 (inception) to September 30, 2008, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

G.	Fair Value of Warrants and Options (cont’d)

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2008	2007	September 30, 2008
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	-	8.75	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	-	40.0%	32.2% - 99.8%
Risk-free interest rates	-	5.50%	2.8% - 5.50%
Contractual lives	-	2.34 – 2.67 years	0.56 – 3.17 years
Weighted-average grant date fair market value	-	1.35 – 2.74	0.68 – 2.74

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected term represents the period of time the options granted are expected to be outstanding and was determined for new grants using the simplified method as prescribed in SAB 110. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the besting period of the award. The expected volatility assumption was calculated by averaging the historical volatility of a perr group of publicly-traded aerospace and defense companies over a term equal to the expected term of the option granted. The risk-free interest rate reflects the yield on a zero-coupon U.S. Treasury bond over a period that approximates the expected term of the option granted.

Due to the lack of sufficient history of the Company’s stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.

H.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three and nine month periods ended September 30, 2008 and 2007 and from April 6, 2000 (inception) to September 30, 2008 amounted to $36 thousand, $252 thousand, $(22) thousand, $130 thousand and $1,147 thousand, respectively.

As of September 30, 2008, there was $40 thousand of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
July 1 - December 31, 2008	12
For the year ended December 31, 2009	22
For the year ended December 31, 2010	6
40

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 3 - Stockholders’ Equity (cont’d)

I.	Warrant Descriptions

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

J.	Gift Shares

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

Note 4 - Related Party Transactions
The Company had $1,591 thousand of deferred officers’ compensation at September 30, 2008 which represents payables to officers and directors of the Company. Such officers had previously committed to defer payments of these sums until at least July 1, 2008, through letter agreement. On July 3, 2008, certain officers agreed to the further deferral of an amount of $1,148 thousand of previously deferred compensation until December 31, 2008, in addition to continuing the deferral of a portion of their monthly salaries, an additional amount of $168 thousand as of September 30, 2008. On June 24, 2008, the Company’s Board of Directors approved a resolution setting a company-wide policy on officer deferrals to defer amounts previously due until such time, if any, as the Company raises $15 million from the Follow on Offering, whereupon all deferred amounts owed as of July 1, 2008 will be paid and the rate of deferral on salaries thereafter will be decreased to 30% (from the current 40%). The policy further provides that if and when the Company raises $20 million from the Follow on Offering, the deferral rate decreases to 20% and if the Company raises $25 million, then all deferred amounts not then paid will be remitted and there will no longer be any deferrals to salary payments. Until such time as the Company raises the threshold $15 million, monthly salary payments for officers continue to be fixed at 60% of the contractual payment, not to exceed $10,000 per month.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 4 - Related Party Transactions (cont’d)

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

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 4 - Related Party Transactions (cont’d)

D.	Richard J. Rinberg (cont’d)

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

The Company is obligated, according to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”), to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At September 30, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.	Long-term Incentive Plan

The Company has initiated the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company shall be assigned to key employees. At September 30, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect of the long-term incentive plan, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 5 - Commitments and Contingencies (cont’d)

D.	Charitable Foundations

The Company is in the process of establishing two charitable foundations for the purpose of supporting charitable projects and other charities - one for Israel and one for the United States and internationally. A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).

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

The founding members of the Israeli foundation, the “Bnei Joseph Foundation”, met on June 23, 2008 in Caesarea, Israel, to execute and notarize the articles of the foundation, which were filed as an Amuta in the Registrar of the Amuta in Israel.

The application process is ongoing and should be completed soon for both foundations.

At September 30, 2008 or December 31, 2007, the Company did not have any outstanding obligation in respect of the charitable foundations other than incorporation costs, since it is at the “exploration stage” and, to this date, no revenues have been generated.

E.	Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1 and plans to drill the Ma’anit-Rehoboth #2 are held under long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations was previously granted to the Company by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority is required to grant under the Petroleum Law.  On August 14, 2008, the Authority granted the required permission for a two year period (which period may be extended), subject to the Company paying a one time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $14,200). The use fee has been paid and the agreements and bank guarantee are in process, but neither the agreement has been finalized nor the bank guarantee provided as of this date. It is currently expected that the agreement with the Authority will be signed and all conditions met prior to the scheduled commencement of drilling.

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 5 - Commitments and Contingencies (cont’d)

F.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,602 thousand on an annual basis. Previously, all of these officers and employees had agreed to defer a portion of their pay through at least July 1, 2008, with a Board resolution implementing a company wide officer deferral policy (See Note 4) following such date. On August 3, 2008, with the exception of one Executive Vice-President, additional letter agreements were signed with all of these officers and employees, extending the deferral date on $1,148 thousand until December 31, 2008. That Executive Vice-President has demanded that beginning July 1, 2008 his salary be paid in full and that deferred amounts be paid to him in accordance with a mutually agreeable payment schedule. Commencing July 1, 2008, the Company has paid him his salary in full; no payments have been made in respect of accrued deferred amounts. As of September 30, 2008, no legal action has been commenced by such officer.

G.	Underwriting Agreement

Pursuant to an underwriting agreement, the Company agreed to pay to Network 1 Financial Securities, Inc., the underwriter of the Company’s Public Offering (the “Underwriter”), a financial advisory and investment banking fee for an aggregate amount of $60 thousand (“the advisory fee”) pursuant to a two year investment banking/consulting agreement to be entered following and effective upon the closing of the Public Offering in a minimum aggregate amount of $4,000 thousand (the “effective date”). The advisory fee was due in full upon the effective date. Following the second closing of the Public Offering on January 29, 2007, this fee was paid in full.

In addition, pursuant to the Underwriting Agreement, the Underwriter was to receive warrants (“H” warrants) to purchase a number of shares of the Company’s common stock in an amount equal to 3% of the number of shares of common stock sold in the Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price). The H warrants are exercisable beginning six months after the final closing of the Public Offering and expire on September 26, 2009. Pursuant to this undertaking, the Company issued 46,621 H Warrants (See Note 3C) to purchase shares at a price of $8.75 of the Company’s common stock.

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

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

Note 5 - Commitments and Contingencies (cont’d)

G.	Underwriting Agreement (cont’d)

Additionally, the April 2008 Underwriting Agreement, as amended, provides for a 5% underwriting commission and a 3% non-accountable expense allowance. In connection with the initial closing of the Unit Offering that was held on October 24, 2008, Brockington received $240 thousand from the proceeds of the Unit Offering, of which $150 thousand are in respect of the underwriting commission and $90 thousand are in respect of expense reimbursement (See Note 6).

H.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which was set to expire on October 31, 2008. That lease is being extended for a three (year) period, commencing on November 1, 2008, at a similar monthly rate. The monthly rent for each of the twelve-month periods ending October 31, 2006 and 2007 and through October 31, 2008, less any sublease payments received, was $4 thousand. The monthly rent for each of the periods from November 1, 2008 through October 31, 2011 will also be $4,000.

The Company also leases approximately 3,200 square feet of office space in the industrial area of Caesarea, Israel under a lease agreement ending January 31, 2009, with two additional six-month options, at a monthly rental cost of $3 thousand. The $3 thousand monthly rental cost has remained unchanged since the inception of the lease in July 2005.

The future minimum lease payments are as follows:

US$ thousands
October 1 – December 31 2008	21
2009	84
2010	51
2011	40
196

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of September 30, 2008

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

Note 6 - Subsequent Events

On October 3, 2008, the Company filed a post-effective amendment to the 2008 Registration Statement primarily to extend the minimum raise date beyond October 11, 2008, as well as to extend the final termination date. However, the Company received subscriptions and amounts for more than the required minimum amount of $3,250 thousand by the original raise date of October 11, 2008. Accordingly, on October 15, 2008, the Company withdrew the post-effective amendment.

On October 24, 2008, the Company held an initial closing on the Unit Offering in the amount of $3,509 thousand. The Company received net proceeds of $3,269 thousand, prior to the deduction of $417 thousand in deferred offering costs (See Note 1B, Note 3D and Note 5G).

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

Zion is obligated, by the terms of its Asher-Menashe License, to commence the drilling of a well no later than July 2009 and like the Ma’anit-Rehoboth #2 well on Zion's Joseph License (scheduled to commence in January 2009), most of the long lead items for the well have been sourced, purchased and delivered and are now in secure storage, in Israel.

During the eight years between our formation and September 30, 2008, we have received net proceeds from the issuance of our equity securities of $23,775 thousand and have invested in unproved oil and gas properties $13,209 thousand in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494 thousand was written off during 2007. As of September 30, 2008, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2008, extended to December 31, 2008, and continuing. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation.) One Executive Vice President has requested that his salary be paid in full, beginning in July 2008, and has threatened legal action unless we reach agreement with him for payment of his deferred amounts in accordance with a mutually agreed upon schedule. As of the date of the filing of this report, no resolution to this matter has been reached and no assurance can be provided that a resolution acceptable to the Company can be reached. Any legal action by this officer has the potential of causing us hardship as it may drain financial and other resources, including management’s time and energy, that would have otherwise been used for the execution of our business plan to the defense of such legal action.

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

Preparations for drilling the Ma’anit-Rehoboth #2 well are continuing. All long lead-time items have arrived and the equipment on hand to be used for future wells reflects a cost of approximately $1,500 thousand (all of which sum is reflected in the figure shown for Unproved Oil and Gas Properties on the Balance Sheet for September 30, 2008). The estimated dry hole cost of the planned Ma’anit-Rehoboth #2 well if drilled to the Triassic is $4,500 thousand, and $6,600 thousand if drilled to the Permian. The completed hole costs of the well if drilled to the Triassic is currently estimated as $5,300 thousand, and $7,400 thousand if drilled to the Permian. These amounts include $1,500 thousand that has been already expended.

On September 12, 2008, we signed a drilling contract with Aladdin Middle East Ltd., a Delaware corporation with offices in Wichita, Kansas and in Ankara, Turkey, pursuant to which Aladdin will be arranging for the transportation into Israel of its 2,000 horsepower rig to be used to conduct the drilling contemplated by the Company’s business plan. It is currently anticipated that the rig will arrive in Israel in January 2009. It is planned to use the rig initially for the re-entry and drilling of the Ma’anit Rehoboth #2 well.

The contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28.5 thousand per drilling day, and other scheduled rates for non-operating days. The contract also provides for a mobilization and de-mobilization fee of $675 thousand each. To date, we have paid Aladdin $475 thousand on account of mobilization fees, with the remaining $200 thousand payable upon delivery of the rig to Israeli customs. Demobilization fees are payable as follows: $506.25 thousand at such time as operations on the final well are completed and $168.75 thousand upon delivery of the rig to Israeli customs in anticipation of its departure from Israel; provided, that, in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As security for these and related fees, the contract provides that within 10 days after written notice by Aladdin of the mobilization of the drilling rig, we are to provide for a letter of credit to Aladdin in the amount of $675 thousand. The letter of credit is to be returned to us upon Aladdin’s receipt of all amounts to which it is entitled under the contract. The contract also provides for termination fees of $1,225 thousand, less any amounts previously paid to Aladdin, if the Company terminates the contract. In the event that Aladdin is unable to mobilize the drilling rig by June 30, 2009, the Company is entitled to terminate the contract without any further obligation or payment under the contract.

The commencement of the drilling program is subject to the receipt of various government permits. While the Company and Aladdin are currently working toward obtaining the requisite permits, there can be no assurance that the necessary permits will be obtained by the time the rig arrives in Israel or within a time frame that will allow the Company to commence drilling. We have been advised by Aladdin that the rig will not be able to arrive in Israel before January 2009, with drilling commencing in January 2009.

AME is an independent oil and gas exploration and production company, incorporated in Delaware, with offices in Wichita, Kansas and operational headquarters in Ankara, Turkey. It holds over 3,000,000 acres of onshore exploration licenses in Turkey. AME has drilled more than 130 exploration and development wells in Turkey, Egypt and Bulgaria for major oil companies, including Exxon Mobil Corp., Wintershall Holding AG and Neste Oil. Its rig inventory includes 11 drilling and workover rigs. AME successfully drilled a 20,000 foot well in Bulgaria with one of their 2,000 horsepower rigs, which is the type of rig currently be retrofitted for use by us in our drilling plans.

To enable us to drill the Ma’anit-Rehoboth #2 to the Permian, the Asher-Menashe test well required to be drilled under the terms of the Asher-Menashe License and possibly commit to drill at least one additional well in a multi-well drilling program being developed both in context of our plans to explore our Asher-Menashe and Joseph Licenses, we will need to raise additional funds through equity offerings or loans during 2008 and 2009 and/or sell a portion of our rights in all or part of our licenses.

The surface rights to the drill site on which we plan to drill the Ma’anit Rehoboth #2 well are held under a long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to re-enter and use the drill site to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Israel Lands Authority is required to grant under the Petroleum Law. On August 14, 2008, the Authority granted the required permission for a two year period (which period may be extended), subject to our paying a one time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $14,200). The use fee has been paid and the agreements and bank guarantee are in process, but neither the agreement has been finalized nor the bank guarantee provided as of this date. It is currently expected that the agreement with the Authority will be signed and all conditions met prior to the scheduled commencement of drilling.

On January 31, 2008, we filed a Form S-3 registration statement (the “Registration Statement”) with the SEC for an offering (the “Follow-On Offering”) of a minimum of 325,000 "Units", on a "best efforts, all or none" basis (the "Minimum Offering"), and an additional 2,175,000 Units on a "best efforts" basis, for a maximum of 2,500,000 Units (the "Maximum Offering"), at $10.00 per Unit for aggregate gross proceeds to us of $3,250 thousand and $25,000 thousand, respectively. On April 22, 2008, we filed Amendment No. 1 to the Registration Statement. Each Unit to be offered in the Follow-On Offering consists of (i) one share of common stock, par value $.01 per share and (ii) one warrant (the "Unit Warrant") to purchase one share of common stock at a per share exercise price equal to $7.00. On May 2, 2008, we filed Amendment No. 2 to the Registration Statement. The Follow-On Offering is being made through Brockington Securities, Inc. and other licensed broker/dealers. The Registration Statement was declared effective by the SEC on May 14, 2008. On October 24, 2008, we held the initial closing on the Follow-On Offering on 350,994 units ($3,509 thousand). The Company received net proceeds of $3,269 thousand, prior to the deduction of $417 thousand in deferred offering costs, from the initial closing of the Unit Offering. Following the extension on October 16, 2008 of the termination date for the offering, the Follow-On Offering will remain open until the earlier to occur of (i) January 9, 2009, (ii) the date on which 2,500,000 Units have been subscribed and accepted, and (iii) such date as announced by the Company on no less than two trading days’ prior notice.

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

If we do not raise any significant amounts beyond the amounts raised in the initial closing on the Follow-On Offering, we intend to drill the Ma'anit-Rehoboth #2 to a total measured depth of approximately 4,700 meters (15,400 feet) to the Triassic formation and appraise the apparent findings of the Ma'anit #1 well in that formation. Drilling the Ma'anit-Rehoboth #2 to the Triassic formation will fulfill our obligations under the Joseph License. Amounts raised in the Follow-On Offering in excess of the Minimum Offering will be applied to deepen the Ma'anit-Rehoboth #2 well to its designed total depth of approximately 5,500 meters (18,040 feet) to the Permian formation and evaluate the well. If the maximum of approximately $ 22,635 thousand net proceeds are raised, we intend to drill the Ma'anit-Rehoboth #2 well to the Permian, drill a well on the Asher-Menashe License to a minimum depth of 4,500 meters (14,800 feet), and prepare to drill a third well to a depth of between 4,500 to 5,400 meters (14,800 to 17,700 feet) on one of our two licenses.

There can be no guarantees that we will be successful in raising significant amounts beyond the amount raised in the initial closing on the Follow-On Offering or otherwise in raising the capital necessary for us to complete our plan of operations and drill the Menashe-Rehoboth #2 well to the Permian target or that capital will be available on terms acceptable to us.

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

Going Concern Basis

Our unaudited interim financial statements for the period ended September 30, 2008 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Based upon the encouraging but inconclusive results of the drilling and testing of the Ma’anit #1, our oil and gas operations represent an investment in an unproved property including additional drilling on that property. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense as a reserve base has not yet been established. An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was a deficit of ($535) thousand at September 30, 2008 and $3,399 thousand at December 31, 2007.

During the nine month period ended September 30, 2008, $3,125 thousand was used for operating activities versus $2,970 thousand for the nine month period ended September 30, 2007. The increase for 2008 is related to incurring deferred offering costs in connection with the Unit offering. No cash was provided by financing activities during the nine month period ended September 30, 2008. Net cash provided by financing activities was $8,218 thousand for the nine month period ended September 30, 2007, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $1,014 thousand for the nine months ended September 30, 2008 and $2,653 thousand for the nine month period ended September 30, 2007, which was used for exploration costs on the license, including a seismic study and purchasing equipment to be used in our future wells.

On September 30, 2008, we had cash and cash equivalents in the amount of $451 thousand. On November 14, 2008, we had cash and cash equivalents in the amount of $3,216 thousand. The increase in cash and cash equivalents is attributable to the initial closing on the Follow-On Offering referred to in the next succeeding paragraph.

As discussed above, on January 31, 2008, we filed a Registration Statement for a Follow-On Offering on a best efforts minimum-maximum basis, of a minimum of 325,000 Units at $10.00 per Unit for an aggregate gross proceeds to us of $3,250 thousand and a maximum of 2,500,000 Units for an aggregate gross proceeds to us of $25,000 thousand. The Registration Statement relating to the Follow-on Offering was declared effective on May 14, 2008 and an initial closing on the offering on 350,994 Units ($3,509 thousand) was held on October 24, 2008. We received $3,269 thousand net proceeds, prior to the deduction of $417 thousand in deferred offering costs, from the initial closing.

We believe that following the initial closing on the Follow-On Offering, the funds currently available will be sufficient to enable us to meet our needs in carrying out our Plan of Operations described above through January 2009, which date may be extended if the start of drilling is delayed. In the event we do not succeed in raising from the Follow-On Offering significant amounts beyond those we raised in the initial closing, we will have to attract additional investments in our company or additional parties to join our drilling operations in order to carry out our Plan of Operations described above beyond January 2009, and the deferring officers and employees must continue to defer the monies due them and continue to accept partial payment of their currently due salaries and we and the sole officer who has requested payment of deferred amounts (as noted above) will need to reach a mutually acceptable agreement. There can be no guarantees that we will be successful in any of these efforts.

Results of Operations

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue. We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses. General and administrative expenses for the three and nine month periods ended September 30, 2008 were $865 thousand and $3,130 thousand, respectively, compared to $811 thousand and $11,822 thousand for the corresponding periods in 2007. The increase in general and administrative expenses for the three months in 2008 compared to 2007 is due to additional expenses associated with the establishment of the foundations. The decrease for the nine months is due to the recording of a $9,494 thousand impairment charge in June 2007. Legal and professional fees for the three and nine month periods ended September 30, 2008 were $179 thousand and $779 thousand compared to $290 thousand and $883 thousand for the corresponding periods in 2007. The decrease in legal and professional fees is attributable primarily to the deferral of certain costs directly related to the Follow-on Offering that will be recorded against the offering proceeds instead of being expensed during the 2008 periods. Salary expenses for the three and nine month periods ended September 30, 2008 were $312 thousand and $1,255 thousand respectively, compared to $266 thousand and $676 thousand for the corresponding periods in 2007. The increase in salary expenses are attributable to the addition to our payroll of senior management personnel who were previously retained on a consulting basis. Other general and administrative expenses for the three and nine month periods ended September 30, 2008 were $374 thousand and $1,096 thousand respectively, compared to $255 thousand and $769 thousand for the corresponding periods in 2007. This increase is primarily attributable to increased investor relations activities during the 2008 periods.

Interest income, net. Interest income for the three and nine month periods ended September 30, 2008 were $12 thousand and $69 thousand respectively, compared to $63 thousand and $140 thousand for the corresponding periods in 2007. The decrease in interest income, net is attributable to the declining bank balances as funds have been expended.

Net Loss. Net loss for the three and nine month periods ended September 30, 2008 were $877 thousand and $3,061 thousand compared to $748 thousand and $11,678 thousand for the corresponding periods in 2007.

ITEM 4 (T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2008, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

During the quarter ended September 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Sales and Other Disposition of Registered Securities – Use of Proceeds

The initial public offering (the “Initial Public Offering”), which we commenced on September 25, 2006, was underwritten on a “best efforts minimum/maximum” basis by Network 1 Financial Securities, Inc. (“Underwriter”). On December 29, 2006, following receipt and acceptance of subscriptions and payment for a number of shares in excess of the required minimum, we scheduled an initial closing of the Initial Public Offering which took place on December 29, 2006 (the “initial closing”). Through May 25, 2007, we completed a total of eight (8) closings of the Initial Public Offering, including the initial closing. In those closings, we issued instructions to our transfer agent to issue a total of 1,806,335 shares of common stock in consideration of a total of $12,645 thousand, of which $12,221 thousand was cash and $424 thousand was debt conversion.

From the effective date of the Registration Statement and through September 30, 2008, amounts incurred in connection with the issuance and distribution of shares of our common stock in the Initial Public Offering as follows:

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

The net offering proceeds to Zion from the Initial Public Offering through September 30, 2008 after deduction of the total expenses set forth above was $10,937 thousand (the “net public offering proceeds”).

Through September 30, 2008, we used the net public offering proceeds as follows:

		In US$ 000
a.	Completion of Ma’anit #1 well	$1,242	(1)
b.	Preparation for drilling of Ma’anit-Rehoboth well	$2,366
c.	Exploration Costs	$956
d.	Compensation to officers and directors	$2,973	(2)
e.	Repayment of indebtedness	$144	(3)
f.	Temporary investments	$388	(4)
g.	Other	$2,816 (5)

(1)
The $900 thousand originally (exclusive of contingencies) estimated for the Ma’anit #1 well completion costs was exceeded as a result of the loss and partial recovery of tubing and an isolation packer that were stuck in the well.

(2)
Includes repayment of indebtedness in an amount of $1,053 thousand, including $434 thousand previously deferred compensation paid to the company’s former Chief Executive Officer (in the amount of $352 thousand) and to the company’s former Chief Financial Officer (in the amount of $82 thousand) in the connection with their retirement and resignation, respectively. Also includes conversions of deferred compensation into shares by certain officers in the Initial Public Offering in an amount of $204 thousand, along with normal payments to officers in the amount of $1,474 thousand and to directors in an amount of $217 thousand

(3)	Does not include repayment of indebtedness to officers and directors which is included in note (2) above.
(4)	U.S. money market account balances and Israeli interest bearing deposits at September 30, 2008.
(5)
Including a $60 thousand financial advisory and investment banking fee to Underwriter pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement, $417 thousand in deferred offering costs related to the follow-on offering , and working capital.

The remaining $52 thousand of the net operating proceeds were, on September 30, 2008, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 6. EXHIBITS

Exhibit Index :

1.1
International Daywork Drilling Contract – Land dated as of September 12, 2008 between Zion Oil & Gas, Inc. and Aladdin Middle East Ltd., attached as an exhibit to the Curretn Report on Form 8-K that was filed on September 16, 2008

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Martin M. Van Brauman
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Martin M. Van Brauman, Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	November 14, 2008	Date:	November 14, 2008