Form 10-K
period 2008-12-31
ZION OIL & GAS INC
filed 2009-03-31
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-0065053 (I.R.S. Employer Identification No.)
6510 Abrams Rd., Suite 300 Dallas, TX (Address of Principal Executive Offices)	75231 (Zip Code)

(214) 221-4610
(Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Common Stock, par value $0.01 per share	NYSE Amex
Common Stock Purchase Warrants	NYSE Amex
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The registrant had 10,821,888 shares of common stock outstanding as of March 27, 2009.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the NYSE Amex (formerly known as the American Stock Exchange) on June 30, 2008, was approximately $31.3 million.

2008 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

•	our growth strategies;
•	our ability to explore for and develop natural gas and oil resources successfully and economically;
•	our estimates of the timing and number of wells we expect to drill and other exploration activities;
•	anticipated trends in our business;
•	our future results of operations;
•	our liquidity and our ability to raise capital to finance our exploration and development activities;
•	our capital expenditure program;
•	Future market conditions in the oil and gas industry; and
•	the impact of governmental regulation.

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

Such statements involve risks and uncertainties, including, but not limited to, those relating to the uncertainties inherent in exploratory drilling activities, the volatility of oil and natural gas prices, operating risks of oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, risks relating to our limited operating history, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

PART I

ITEM 1.   BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation (referred to herein as “we”, “our”, “us”, “Zion Oil”, or the “Company”) is an initial stage oil and gas exploration company with a history of almost nine years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company. Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231, and our telephone number is (214) 221-4610. Our office in Israel is located at 15 Bareket Street, North Industrial Park Caesarea, 38900, Israel, and the telephone number is +972-4-623-1425. Our website is www.zionoil.com. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003.

We currently hold two exclusive exploration licenses covering approximately 162,100 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”). One license, named the “Asher-Menashe License”, covers an area of 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The second license, named the “Joseph License”, covers an area of 83,272 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.

Since April 2000, we have been conducting data accumulation, research and analysis related to onshore oil and gas potential in the northern portion of Israel's central coastal plain and the adjacent foothills region and Mt. Carmel range, and have drilled one exploratory well in the region to a depth of 15,482 feet to the Triassic formation with encouraging, but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities. As a result, in June 2007 we abandoned the well and, applying generally accepted accounting principles, we recorded, as of June 30, 2007, an impairment charge of $9,494,000 to our unproved oil and gas properties.

In January 2008, we completed the acquisition of approximately 52.5 kilometers of seismic lines in the Ramot Menashe and Nahal Me’arot areas within the Asher License area.  Utilizing these seismic lines, along with other lines already existing in an Israeli country-wide seismic database, allowed us to better understand and interpret the geology of our license areas and select drill sites within the licenses. The database consists of 250 seismic sections totaling 3,300 kilometers of coverage and also includes the stratigraphic sections from all the wells drilled in Israel. Using the new and existing seismic, we have developed one prospect and four leads in our license areas.

We plan to drill a well, (the Ma’anit-Rehoboth #2), to an initial depth of approximately 15,400 feet (targeted to a bottom-hole location in the Triassic formation approximately 2,500 feet east-northeast of the bottom-hole location of our previously drilled well, the Ma’anit #1), to appraise the apparent findings of the Ma’anit #1 in the Triassic at a depth of between approximately 12,000 and 15,400 feet. Toward that end, on September 12, 2008, we signed a drilling contract with Aladdin Middle East Ltd., a Delaware corporation (“Aladdin”), pursuant to which we will be utilizing Aladdin’s 2,000 horsepower rig in our drilling. Aladdin is an independent oil and gas exploration and production company, incorporated in Delaware, with offices in Wichita, Kansas and operational headquarters in Ankara, Turkey. We anticipate that the rig will arrive in Israel and clear customs in April 2009. After clearing customs in Haifa, Aladdin will require approximately two weeks in which to rig-up (i.e., erect) the drilling rig. Aladdin is currently in the process of procuring from the Israel Ministry of Interior routine permits required for the issuance of visas for the Turkish rig crew.  Obviously, no assurance can be provided of the exact arrival date of the rig or how long it will in fact take obtain the remaining permits, rig up and commence drilling.

We ultimately intend to deepen the Ma’anit-Rehoboth #2 well to a depth of about 18,040 feet to appraise and test the deeper Permian horizons at a depth of between approximately 16,000 and 18,000 feet. However, in order to deepen the well and conduct these tests, we will need to raise additional capital. In January 2009, we filed a registration statement with the SEC, in connection with a proposed rights offering to our shareholders, further discussed below under this item under the caption “RECENT DEVELOPMENTS—PROPOSED RIGHTS OFFERING”, from which we hope to raise the needed funds to conduct these drilling plans.

We hold 100% of the working interest in our licenses, which means we are responsible for 100% of the costs of exploration and, if established, production. Our net revenue interest is 87.5%, which means we would receive 87.5% of the gross proceeds from the sale of oil and gas from license areas upon their conversion to production leases, if there is any commercial production. The 12.5% to which we are not entitled is a royalty reserved by the State of Israel. No royalty would be payable to any landowner with respect to production from our license areas as the State of Israel owns all the mineral rights. We will be setting aside an overriding royalty interest (or equivalent net operating profits interest) of 6% of gross revenue from production, once it is established, for charitable contributions. In addition, we may establish a key employee incentive plan that may receive an overriding royalty interest (or equivalent net operating profits interest) of up to 1.5%.   This means our effective net revenue interest may be as low as 80%.

Background/The Licenses

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

Upon the award of our first petroleum right (License No. 298/“Ma'anit” or the "Ma'anit License") in May 2000, the Israeli government gave us access to most of its data with respect to previous exploration in the area, including geologic reports, seismic records and profiles, drilling reports, well files, gravity surveys, geochemical surveys and regional maps. We also gathered information concerning prior and ongoing geological, geophysical and drilling activity relevant to our planned activities from a variety of publicly accessible sources. The map below shows the outline of our current Joseph and Asher-Menashe License areas and the prospect and leads we have developed in the areas. The Israeli government itself conducted most of the seismic surveys during the 1970's and 1980's in order to provide data to encourage oil companies to invest in exploratory drilling. Private and public Israeli, American and international companies conducted additional seismic surveys and drilled most of the wells in the period since 1980.

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

The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, which may be extended for up to an additional four years as provided by the Petroleum Law. The Asher-Menashe License was issued following our successful completion of the work program under the 121,000 acre Asher Permit, originally granted to us effective August 1, 2005, and covers three leads developed by us – the Ramot Menashe (Manasseh Heights), the Nahal Me’arot and the Carmel leads. The Joseph License has a three-year term, which commenced on October 11, 2007 and runs through October 10, 2010, which may be extended for an additional four years as provided by the Petroleum Law. The Joseph License covers about 85% of the area covered by the 98,100 acre Ma'anit-Joseph License which had been held by us until relinquished on June 22, 2007 following an analysis of the results of testing of the Ma'anit #1 well. The areas subject of the Joseph License include the Ma'anit structure on which we drilled the Ma'anit #1 well and the Joseph lead developed by us under the Ma'anit-Joseph License and our previously held Joseph Permit, both of which had previously been subject of our Ma'anit-Joseph License.

In the event of a discovery, Zion will be entitled to convert the relevant portions of its licenses to 30-year production leases, extendable to 50 years.

Between 2005 and 2007, we drilled and tested the Ma'anit #1 well on the Ma'anit-Joseph License to the Triassic formation with encouraging, but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities.  As a result, in June 2007, with the desire to optimize drilling conditions for the planned Ma'anit-Rehoboth #2 well, operations were ceased on the Ma'anit #1 well, the Ma'anit-Joseph License was relinquished and the Joseph License applied for and ultimately received. As a result of the abandonment of the Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, we recorded an impairment of $9,494,000 to our unproved oil and gas properties.

a. The Joseph License

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

On October 11, 2007, we were awarded the Joseph License. The Joseph License has an initial term of three years, which may be extended for an additional four years as provided by the Petroleum Law.

On October 29, 2007, we filed with the Israeli Petroleum Commissioner (sometimes referred to herein as the “Petroleum Commissioner” or the “Commissioner”) a presentation of the Permian prospect on the Ma’anit structure on the Joseph License. The presentation provided a detailed geological and economic justification of drilling a test well to the Permian horizons on the Ma’anit structure, in addition to the appraisal well to the Triassic depth that we are committed to drill under the terms of the license. In this presentation, which was based on a year-long study of the deep Permian horizons on our Joseph and Asher-Menashe licenses, we noted and analyzed the implications of the striking similarity between the late Permian Arqov Formation found in Israel, to which we plan to drill the Ma’anit-Rehoboth #2 well, and the late Permian Khuff Formation in the Persian Gulf region. The Khuff Formation is the main reservoir for the off-shore gas bearing North Field in Qatar and the contiguous South Pars field in Iran. It should be emphasized that, notwithstanding the similarities between the Permian Arqov Formation in Israel and the Permian Khuff Formation in the Persian Gulf region, the planned Ma’anit-Rehoboth #2 well is a “wild-cat” exploratory test well insofar as the targeted Permian horizons are concerned. Until the well is drilled and its results analyzed, the gas reservoirs found in the Khuff fields of the Persian Gulf should not be assumed to be present in the Arqov Formation that appears to underlie Zion’s Joseph License. The comparisons presented in our Permian prospect report were presented to the Israeli Petroleum Commissioner solely as part of our overall geological and economic analysis justifying the drilling of a “wild-cat” test well on the Ma’anit structure to Permian targets.

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

On August 1, 2005, we were granted Preliminary Permit No. 186/“Asher” or the “Asher Permit” with priority rights for an area covering 490,000 dunam (approx. 121,100 acres). The permit, covering lands on the Israeli coastal plain and the Mt. Carmel range stretching north to the outskirts of Haifa, was for a period of 18 months terminating on January 31, 2007.

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

On June 10, 2007 the Asher-Menashe License was granted. The Asher-Menashe License has an initial three-year term, which term may be extended for an additional four years as provided by the Petroleum Law.

Summary of Current and Planned Exploratory Activities on the two Licenses

In order to understand and interpret the geology of our license areas, Zion’s staff of three geologists is using an Israeli country-wide seismic database residing in our Kingdom seismic interpretation and geologic mapping software from Seismic Micro Technology.  Our geo-scientists are utilizing two workstations containing the software. The database consists of 250 seismic sections totaling approximately 3,300 kilometers of coverage and also includes the stratigraphic sections from all the wells drilled in Israel.

Currently, Zion is developing one prospect and four leads in its license areas. The prospect and one lead are located in the Joseph License area and three of the leads are located in the Asher-Menashe License area. The map appearing at page 6 shows the outline of our Joseph and Asher-Menashe Licenses and the general location of the prospect and leads we have developed. In late January 2008, we completed the acquisition of an additional 52.5 kilometers of new seismic and related magnetic and gravimetric data in the Asher-Menashe License with the intent of (a) upgrading two of the three leads, specifically, the Ramot Menashe  and the Nahal Me’arot leads, into firm prospects, (b) locating the preferred drill site for our commitment well under the Asher-Menashe License work program, and (c) further enhancing our understanding of the geology and geologic history of the areas.  The processing, interpretation and integration of this data, and the concurrently acquired magnetic and gravimetric survey data, into our existing data base was completed in Texas with state of the art seismic processing technology in July, 2008.

From studies conducted by us to date, we have five areas under investigation, each as shown on the map appearing at page 6.  Within these five areas, we believe acreage in excess of 24,000 acres could possibly contain commercial quantities of hydrocarbons.

The prospective geological horizons in the areas are in the Middle to Lower Triassic section of the Mesozoic Age and the Upper Permian section of the Paleozoic Age, during which geological periods all of the prospective areas were situated in what is believed to have been a high energy depositional environment. That means the environment in which the carbonates were deposited is shallow water close to the shoreline with high energy characteristics such as wave action, strong tidal currents, etc.  As discussed above, in the presentation of the Permian prospect submitted to the Petroleum Commissioner on October 29, 2007, the Upper Permian Arqov formation, which appears to underlie both Zion’s Joseph and Asher-Menashe Licenses, bears a striking similarity to the Upper Permian Khuff formation in the Persian Gulf region. As discussed, the Khuff formation is the main reservoir for the prolific off-shore gas bearing North Field in Qatar and South Pars Field in Iran.

Based on its analysis, Zion believes that there are prospective hydrocarbon bearing intervals at depths between 12,500 feet and 18,000 feet on both its Joseph and Asher Ma’anit Licenses and that, if successful, the primary hydrocarbons will be natural gas and condensate, with the possibility of some oil.

Drilling Operations and Plans on the Licenses

Our work program calls for the drilling of an appraisal and/or exploratory well in each of our licenses.  We plan to drill our next well (the Ma’anit-Rehoboth #2) on the Joseph License to an initial measured depth of approximately 4,700 meters (15,400 feet) to the Triassic formation, and then to a total measured depth of approximately 5,500 meters (18,040 feet) to the Permian. Our work program also calls for the drilling of a well to a minimum depth of approximately 4,500 meters (14,800 feet) on the Asher-Menashe License (the Elijah #3). We intend to evaluate the new wells through a combination of electrical wireline tool investigations, recovery of samples from the target formations (coring) and testing. A "dry hole" is a well that for either geological or mechanical reasons is judged by us to be incapable of producing oil or gas in commercial quantities. If any well is not a "dry hole," a completion attempt would be made at an estimated completion cost of between $800,000 and $1,500,000 in order to set production casing, perforate, install the production tubing and wellhead and conduct extended tests of the well. We cannot assure you that any well will be completed or produce oil and/or gas in commercial quantities.

We anticipate that we will commence drilling the Ma'anit-Rehoboth #2 to an initial measured depth of approximately 4,700 meters (15,400 feet) to the Triassic formation. Our goal is to appraise the apparent findings of the Ma'anit #1 well in that formation. Zion would ultimately like to deepen the well to a projected true vertical depth of 18,040 feet in the Permian section of the Paleozoic Age. The purpose of the well is both to appraise the apparent findings of the Ma’anit #1 in the Triassic at a depth of between approximately 12,000 and 15,400 feet and to test the deeper Permian horizons at a depth of between approximately 16,000 and 18,000 feet, subject to raising additional cash resources. The bottom hole location for the second well on the Ma’anit structure has been chosen in an attempt to maximize the chance of being in localized fracturing in both the Triassic and the Permian sections. This could significantly improve the chances for a successful completion of the well at such extreme depths.

On September 12, 2008, we signed a drilling contract with Aladdin pursuant to which we will utilize Aladdin’s 2,000 horsepower rig in our drilling. Aladdin is an independent oil and gas exploration and production company, incorporated in Delaware, with offices in Wichita, Kansas and operational headquarters in Ankara, Turkey. It holds over 3,000,000 acres of onshore exploration licenses in Turkey. Aladdin has drilled more than 130 exploration and development wells in Turkey, Egypt and Bulgaria for major oil companies, including Exxon Mobil Corp., Wintershall Holding AG and Neste Oil. Aladdin’s rig inventory includes 11 drilling and workover rigs. Aladdin successfully drilled a 20,000 foot well in Bulgaria with one of their 2,000 horsepower rigs, which is the type of rig we are using in our drilling plans.

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

Due to the depth and slow bit penetration rates, dry hole drilling costs per well are estimated to be between $7,800,000 and $9,500,000, depending on the target depths. Completed well costs are estimated to be between $8,600,000 and $11,000,000. Because of the plans to drill the Ma’anit-Rehoboth #2 by sidetracking and drilling directionally following the reentry of the Ma’anit #1 to a depth of approximately 10,000 feet, the dry hole drilling costs of that well will be only between $4,500,000 to $6,600,000 depending on the target depths; with completed hole costs of between $5,300,000 and $8,100,000.

We will need to raise an additional $3,000,000 in working capital, beyond our current funds on hand, in order to be able to deepen the Ma'anit-Rehoboth #2 to a projected true vertical depth of 18,040 feet in the Permian section of the Paleozoic Age, and an additional $7,800,000 to drill a well on the Asher-Menashe License (the Elijah #3) to a minimum depth of 4,500 meters (14,800 feet).   Plans beyond that will be to prepare to drill a third well to a depth of between 4,500 to 5,400 meters (14,800 to 17,700 feet) on one of our two licenses.

We have filed a registration statement for a proposed rights offering to our shareholders, which as of the time of this filing has not been declared effective. See “BUSINESS – RECENT DEVELOPMENTS –PROPOSED RIGHTS OFFERING”. Amounts that might be raised in the proposed rights offering, if any, will be utilized toward our drilling program. Of course no assurance can be provided that our proposed rights offering will be successful in raising the needed funds.

We estimate that, in order to be commercially productive, any of the wells we intend to drill to the approximate depth of 4,500 meters (14,800 feet) or deeper based on industry standards, would need to be capable of producing at least 150 barrels of oil per day or 600 thousand cubic feet of gas per day. Such production levels will not pay out the cost of drilling the well, but only the costs of operating the well on a current basis. In order to justify the costs of drilling of additional wells, there would need to be the expectation that each additional well would have initial production rates in excess of 500 barrels of oil per day or five million cubic feet of gas per day, or some combination of the two, based upon minimum oil prices of $40.00 per barrel and a minimum gas price of $4.00 per thousand cubic feet.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of approximately 17 exploration companies or consortia. These are primarily relatively small local or foreign companies with limited financial resources, except for two consortia consisting of local Israeli and foreign participants which have substantial financial resources. Of the 17 groups, six (including the two more financially substantial consortia) are engaged primarily in off-shore activities which is not an area in which we are currently active or interested. Five groups are exploring for oil shale projects which is not an interest of ours.  Of the participants in on-shore activities, only one company other than Zion is active in the northern half of Israel in which our activities are concentrated. We are aware of no oil and gas exploration companies which are at present actively considering potential activities in the areas subject of our Joseph and Asher-Menashe Licenses. Primarily for geopolitical reasons, Israel (particularly on-shore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. However, given the limited availability in Israel of oil field service companies, equipment and personnel, in periods of increased exploration interest and activity as at present, there is considerable competition for available equipment and services. In this market Zion has no particular advantage and, when competing for rig availability, is limited by the availability of necessary funding. We attempt to enhance our position in this market by developing and maintaining good professional relations with oil field service providers and a high level of credibility in making and meeting commercial commitments.

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

Because Israel imports all of its crude oil needs and the market for crude oil in Israel is limited to two local oil refineries, the closest located in Haifa approximately 25 miles from the site of the planned Ma’anit Rehoboth #2 well, no special marketing strategy need be adopted with regard to any oil that Zion may discover. Zion believes that it will have a ready local market for its oil at market prices and will have the option of exporting to the international market. An oil transfer pipeline between the Haifa and the Ashdod refineries lies less than 4 miles from the site of the planned Ma’anit-Rehoboth #2 well.

The natural gas market started its development in Israel following the offshore discovery of the Mari-B field in 2000.  Since that date, the national electric company has six natural gas-fired generating stations either producing electricity or under construction.  Additionally, there is the planned construction of several gas-fired independent power producers (IPPs) and inside-the-fence plants by a number of large industrial users, the first of which was inaugurated at the end of August 2007. Since inception, the Mari-B field has averaged producing 250,000 mcf per day.  That volume is being augmented by approximately 100,000 mcf per day from Egypt.  A recent find in deep water offshore Israel was announced by a consortium headed by Noble Energy.  The report mentions approximately 3 trillion cubic feet of gas and an expected date of production in 2013.  This very significant find reinforced the Israeli government’s encouragement to the power and industrial sectors to convert to natural gas.  To date, most of the offshore underwater natural gas pipeline infrastructure intended to connect the offshore gas fields to the markets in Israel has been completed. It is believed that the electrical generating sector, together with the industrial, commercial, and future residential sectors when developed, should be able to absorb any gas discovery within a reasonable period. As the system is being developed we are seeing the gas price in the range of $3,500 to $4,500 per billion BTU.  Tenders are currently being issued by the Israeli government for the establishment of local distribution companies in several regions of the country and the Israeli government has announced its strategic need to find additional suppliers of natural gas for the anticipated significant expansion of the market.

In the Ma’anit area, a market for approximately 2,500 mcfpd currently exists within 1,000 feet of the planned Ma’anit-Rehoboth #2 well. It is also believed, based on conversations with representatives of the Israel Natural Gas Authority, that a high-pressure transportation line from offshore line’s existing landfall at Hadera to Ma’anit is expected to be completed by the end of 2009, although no assurance can be given that this will be the case. The cross-country, high-pressure gas transportation currently in construction is expected to pass within 3,000 feet of the well sometime between 2011 and 2013. Entry into either of those pipelines would open the entire country to gas marketing from Zion’s license areas.

Recent Developments

Completed Follow-On-Public Offering

On February 1, 2008, we filed a Form S-3 registration statement (the “2008 Registration Statement”) with the SEC for an offering of a minimum of 325,000 Units (each a “Unit” and collectively, the “Units”), on a "best efforts, all or none" basis, and a maximum of 2,500,000 Units, at $10.00 per Unit for aggregate gross proceeds to us of $3,250,000 and $25,000,000. Each Unit offered in the follow on public offering (the “Follow-On Public Offering”) consisted of (i) one share of common stock and (ii) one warrant (sometimes collectively referred to herein as the “Unit Warrants”) to purchase one share of common stock at a per share exercise price equal to $7.00. The Follow On Public Offering was made through Brockington Securities, Inc. and other licensed broker/dealers. The 2008 Registration Statement was declared effective by the SEC on May 14, 2008, whereupon our offering commenced. The Follow On Public Offering ended on January 9, 2009.

Between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering gross proceeds of $4,165,000, including $120,000 from debt conversion.  In January 2009, we raised an additional $2,498,000, including $120,000 from debt conversion and approximately $6,000 from settlement of fees due to two service providers.  Gross proceeds from the offering were approximately $6,663,000, with the Company receiving net cash proceeds of $5,402,000, after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000 and the deduction of $502,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs). We issued, in respect of the amounts raised, 666,343 Units of our securities (641,768 for cash and 24,575 for debt conversions)

Proposed Rights Offering

On January 29, 2009, we filed a registration statement with the SEC with respect to a proposed rights offering to common stockholder of up to 4.2 million shares of our common stock. Each whole subscription right will entitle the holder to purchase one share of our common stock for $5.00. Under the proposed offering, stockholders will receive 0.375 subscription rights for each share of common stock owned on the record date, subject to adjustment as contemplated by the terms of the proposed rights offering. Should the offering be fully subscribed, we expect to receive gross proceeds of $21 million. The proceeds from the proposed rights offering will be used to further our drilling plans. See “BUSINESS- DRILLING OPERATONS AND PLANS ON THE LICENSES”. Stockholders who fully exercise their rights will be entitled to subscribe for additional shares of common stock, if available, that were not subscribed for by other rights holders.

The record, commencement and initial expiration dates for the offering will be determined at the time that the registration statement relating to the proposed rights offering becomes effective. As of the filing of this annual report on Form 10-K for the year ended December 31, 2008, the registration statement has not been declared effective.

Due to the recent turmoil in the financial and equity trading markets which coincided with our Follow On Public Offering, we raised significantly less from the completed Follow On Public Offering than anticipated. At this stage of our corporate development, management believes that the most realistic way to raise additional capital is through a sale of our securities to third party investors. Under the present conditions in the markets, we believe that any such sale of our securities would need to be at a discount to the market price of our stock. As is the case with all equity sales to third party investors, current stockholders’ percentage ownership in the company would be diluted. As a result, our board decided that before attempting to raise additional funds from outside third parties we would undertake a rights offering and allow our current stockholders the opportunity to participate in our capital raising efforts and maintain their respective proportional ownership interest in the company.  See “ITEM 1A.  RISK FACTORS”.

Israel's Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law. The administration and implementation of the Petroleum Law is vested in the Minister of National Infrastructures, the Petroleum Commissioner and an advisory council   The following discussion includes a brief summary review of certain provisions of the Petroleum Law as currently in effect. This review is not complete and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

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

Petroleum rights fees. The holders of preliminary permits, licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (on-shore or off-shore) of the right, acreage subject of the right and, in the case of a license, the period during which the license has been maintained. The fees range from New Israeli Shekels (NIS) 61.56 (approx. US$15.49 at the Bank of Israel representative rate published on January 23, 2009) per 1,000 dunam (approx. 247.11 acres) per year for a permit to NIS 933 (approx. US$234.73) per 1,000 dunam per year for a lease (except for 50,000 dunam around each producing well for which no fee is due).

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of  26% in 2009 and from 2010 onward, the tax rate will be 25%.  Furthermore, as from 2010, upon reduction of the company tax rate to 25%, real capital gains will be subject to a tax of 25%.

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

Exploration Expenditures

In the course of 2007 and 2008, we expended the following approximate amounts on exploration:

	2008	2007
	US $(000)
Ma'anit-Joseph and Joseph Licenses
Geological & Geophysical Operations	85	140
Exploratory Drilling Operations	1,811	3,271

Asher Permit and Asher-Menashe License
Geological & Geophysical Operations	720	177

Hula Valley
Geological & Geophysical Operations	40	-

Total	$2,656	$3,588

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

On October 22, 2007, a private (non-government sponsored) bill entitled “Proposed Law for the Remediation of Polluted Lands, 5768-2007” was introduced in the Knesset (the Israeli parliament). If adopted the proposed law will provide for a regulatory regime that will require persons engaged in activities involving “dangerous materials” (which are defined to include also crude oil, natural gas and other forms of hydrocarbons produced under the Petroleum Law), including their production, treatment, handling, storage and transportation, that may affect land or water resources to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health. Under the proposal, persons responsible, directly or indirectly, will be liable for the clean-up costs; violations of the law may result in criminal sanctions. As of the date of the filing of this annual report on Form 10-K, the proposed bill has not been adopted.  In December 2008, a government ministry, the Ministry of Environmental Protection, distributed for comment a proposal for enactment of new legislation under the proposed name "Prevention of Polluted Land and Treatment of Polluted Lands, 5769-2008". If adopted, the Government sponsored proposed law will provide for a regulatory regime that will require persons engaged in activities involving “polluted materials” (which are defined to include also petroleum crude oil or any other materials defined as such by the commissioner) including their production, treatment, handling, storage and transportation, that may affect land or water resources to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health. Under the proposal, persons responsible, directly or indirectly, will be liable for the clean-up costs; violations of the law may result in criminal sanction. We do not know and cannot predict whether any legislation in this area will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect our activities, how and to what extent nor what impact, if any, it might have on our financial statements.

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

Proposed Legislation

In January 2007, the Ministry of National Infrastructures (the “Ministry”) distributed for comment a proposal for the enactment of new legislation under the proposed name “Fuel Market Law”. Under the proposal as currently drafted, the following activities among others as they relate to crude oil and its products would require licenses by the Director of the Fuel Authority in the Ministry of National Infrastructures: import, export, refining, storage, dispensing and loading, transport, marketing and sale. Further under the proposal a condition for the receipt of a license is that the licensee be a corporation incorporated under the Israeli Companies Law. As currently drafted, the proposal does not provide for exceptions for entities holding petroleum rights under the Petroleum Law; however, it is not certain that, even if enacted as currently proposed, the provisions of the proposed law would supersede the provisions of the Petroleum Law. We submitted comments to the Ministry with the aim of clarifying that any law to be presented for enactment clarify that the rights of holders of licenses and leases granted under the Petroleum Law will not be compromised. As of the date of the filing of this annual report on Form 10-K, no further legislative action has been taken.

In discussions that took place in 2007 between Zion executives and the Deputy Legal Advisor in the Ministry, we were told that, while the proposal is intended to introduce a licensing regime applicable to all participants in the fuel economy, including holders of petroleum rights, there is no intention to deprive a petroleum rights holder of its right to market and sell hydrocarbons produced under a petroleum right issued pursuant to the Petroleum Law. The Deputy Legal Advisor stated that the Ministry intended to amend the language of the proposal taking into consideration our comments and those of other interested persons.  We do not know and cannot predict the results of any attempt to enact the proposed Fuel Economy Law, as currently drafted or as may be amended or, if enacted, the effect of such law on our rights under the Petroleum Law or the results of any legal challenge to the law by a holder of a license or lease issued under the Petroleum Law.

Political Climate

Between October 2000 and the summer of 2004, there was a significant increase in violence primarily in the West Bank and the Gaza Strip, and negotiations between Israel and Palestinian representatives ceased for a period of over thirty months. Negotiations recommenced in June 2003 with the internationally sponsored "Road Map" plan, to which there is significant opposition from extremists on both sides. With the death of the former chairman of the Palestinian Authority in November 2004, violence subsided and Israel effectively completed a disengagement process in the Gaza Strip and northern Samaria. Violence further diminished with the building by Israel of the security fence between centers of Israeli and Palestinian populations. The chances for this renewed peace process cannot be predicted. This uncertainty was heightened with the election in early 2006 of a majority of Hamas Party candidates to the Palestinian Authority parliament and the establishment of a Hamas-led government in the Palestinian Authority. In late June 2006, following a terrorist attack from Gaza on an Israeli army outpost in Israel and the kidnapping of an Israeli soldier, Israel commenced military action in Gaza. In July 2006, following the launching of rocket attacks on Israeli border villages and the killing and kidnapping of several Israeli soldiers on patrol in Israel by the Lebanese-based Hezbollah terrorist organization, Israel commenced military action aimed at returning the kidnapped soldiers and removing the Hezbollah threat from Israel's northern border. Following international diplomatic efforts and a United Nations Security Council resolution, a cease-fire was implemented in Lebanon in August 2006. In February 2007, pursuant to an arrangement sponsored by Saudi Arabia, the rival Palestinian Hamas and Fatah parties agreed to a plan (the "Mecca Accords") pursuant to which the Hamas government agreed to resign and be replaced by a multi-party coalition government

Following a military coup in mid-2007 by the Hamas in Gaza, the multi-party coalition government formed under the Mecca Accords was disbanded and a new Fatah-led Palestinian Authority government established with effective control of the West Bank; Hamas maintains in effective control of the Gaza Strip. While shelling of Israeli settlements from Gaza continues, political dialogue between Israel and the Palestinian Authority has been restarted under the auspices of the United States and supported by the international community in the context of the regional conference convened in Annapolis, Maryland in late November 2007,in accordance with the resolutions of which direct negotiations between Israel and the Palestinian Authority commenced in January 2008 with a declared aim of reaching an agreement by early 2009. Active hostilities between the Israel Defense Forces and the Hamas resumed in December 2008 but subsided in January 2009.  Sporadic hostilities have continued since such time.  We cannot predict the effect, if any, on our business of renewed hostilities between Israel and its neighbors.

Employees

We currently employ seventeen employees, three of whom are on a part-time basis. During the coming twelve months, we may hire more full-time employees. We also expect to hire several consultants for specific short-term services. None of our current employees are subject to any collective bargaining agreements and there have been no strikes.

Foundations

If we are successful in finding commercial quantities of hydrocarbons in Israel, we intend to donate a portion of our revenues from production to charities in Israel, the United States and elsewhere in the world.  The donations will be made through two charitable foundations that we have established.  In Israel, we have established the Bnei Joseph Foundation (R.A.).  On November 11, 2008, both the Articles of Association and Incorporation Certificate were certified by the Registrar of Amutot in Israel.

For worldwide charitable activities, we have established the Abraham Foundation - in Geneva, Switzerland.  On June 20, 2008, the articles of incorporation were executed and filed by the Swiss Notary in the Commercial Registrar in Geneva. On June 23, 2008, the initial organizational meeting of the founding members was convened in Israel.  Regulations for the Organization of the Abraham Foundation, signed by the founding members, were then filed with the Registrar.  On November 19, 2008, the Swiss Confederation approved the Foundation as an international foundation under the supervision of the federal government.  On December 8, 2008, the Republic of Geneva and the Federal government of Switzerland issued a tax ruling providing complete tax exemption for the Foundation.

Our shareholders, in a resolution passed at the 2002 Annual Meeting, gave authority to the board to transfer a 3% overriding royalty interest to each of two foundations (to be established in the future).

We have arranged to donate a 3% overriding royalty interest to the Bnei Joseph Foundation (in Israel) and a 3% overriding royalty interest to the Abraham Foundation (in Switzerland), subject to any legal and tax restrictions under Israeli law as may be in effect at the time of the transfer of the interest

ITEM 1A. RISK FACTORS

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

If we are unable to obtain additional financing and/or are not able to reach agreements pursuant to which members of management continue to defer significant portions of their compensation, we may be unable to execute our business plan.

  Our planned work program is expensive.  If we are unable to raise additional working capital, we would have sufficient funds for our activities only into June 2009. These activities include drilling the Ma'anit-Rehoboth #2 well to the Triassic on the Ma'anit prospect in the Joseph License, which we estimate could cost as much as $4,500,000 for a dry hole and $5,200,000 for a completed producer, assuming that we do not encounter any significant drilling or completion problems. On January 29, 2009, we filed a registration statement with the SEC with respect to a proposed rights offering to common stockholders of up to 4.2 million shares of our common stock. We need to raise at least $3,000,000 from the proposed rights offering in order to deepen the well to a depth of between 18,040 feet to both appraise the apparent findings of the Ma’anit #1 in the Triassic at a depth of approximately 12,000 and 15,400 feet and to test the deeper Permian horizons at a depth of between approximately 16,000 and 18,000 feet.  We will also need to raise an additional $2,000,000 for completion of the well and production facilities and another $7,800,000 to drill the Elijah #3 well on the Asher-Menashe license. No assurance can be provided that these, or any, amounts can be raised. Additionally, as of December 31, 2008, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2009. Our business plan requires us to reach agreements with our deferring officers and employees to continue to accept partial payment of their currently due salaries. There can be no assurance that we will be able to reach such agreements. We estimate our current non-discretionary monthly expenditure rate to be approximately $250,000. The recent and continuing turmoil in the credit and equity markets may adversely affect our ability to raise the needed funds from the proposed rights offering or otherwise.

In any event, any additional financing could cause your relative interest in our assets and potential earnings to be significantly diluted. Even if we have exploration success, we may not be able to generate sufficient revenues to offset the cost of dry holes and general and administrative expenses.

A substantial and extended decline in oil or natural gas prices could adversely impact our future rate of growth and the carrying value of our unproved oil & gas assets.

Prices for oil and natural gas fluctuate widely. Fluctuations in the prices of oil and natural gas will affect many aspects of our business, including our ability to attract capital to finance our operations, our cost of capital, and the value of our unproved oil and natural gas properties. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil and natural gas, the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls, technological advances affecting energy consumption, and domestic and foreign governmental regulations. Significant and extended reductions in oil and natural gas prices could require us to reduce our capital expenditures and impair the carrying value of our assets.

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

The drilling rig has not yet been rigged up for drilling and, thus, we may be unable to commence our planned drilling operations as contemplated.

On September 12, 2008, we signed a drilling contract with Aladdin, a gas and exploration and production company, pursuant to which Aladdin has committed to provide its 2,000 horsepower rig and crews for our planned drilling program. As of March 26, 2009, all of the material permits and authorization needed for the arrival in Israel of the rig and work crews have been obtained. Aladdin is in the process of procuring from the Israeli Ministry of Interior certain permits needed for the issuance of visas for its rig crews.  While no indication has been received from the Ministry that the needed permits will not be issued, no assurance can be provided as to when or whether these permits will be issued.  Subject to obtaining these permits in a timely manner, we currently anticipate that the rig will arrive in Israel and clear customs in April 2009. Aladdin estimates that it will require approximately two weeks from the date that the rig clears customs until the rig will be rigged up and ready for drilling. No assurance can, however, be provided as to the arrival date of the rig, or how long it will in fact take to rig up and begin the other drilling related activities.

We have no proved reserves or current production and we may never have any.

We do not have any proved reserves or current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

We have a history of losses and we could remain unprofitable for a long time.

We incurred net losses of $4,018,000 for the year ended December 31, 2008, $13,047,000 for the year ended December 31, 2007 (of which $9,494,000 reflected the impairment of our unproved oil and gas properties recorded in connection with the abandonment of our Ma’anit #1 well), and $24,405,000 for period from April 6, 2000 (inception) to December 31, 2008. We cannot assure that we will ever be profitable.

We have significant cash commitments for executive compensation, thus reducing the amounts of money available for exploratory drilling.

Under existing compensation agreements, we are committed to pay to certain of our executive officers and employees approximately $1,427,000 on an annual basis. As of December 31, 2008, these and other officers have voluntarily committed to defer payment of  $1,607,000 of unpaid compensation that accrued through December 31, 2008, to at least July 1, 2009, subject to partial earlier payment in certain circumstances. There is no assurance that such deferral will continue in the future. If we do not have a discovery of oil or gas, a sizable portion of our capital resources, including the amounts raised in the future, may be used for executive compensation, reducing the amounts available for exploratory drilling.

Under an agreement with one of our former executive officers entered into in January 2009, we have been making payments against his deferred amounts under a settlement agreement related to $283,000 of the $1,607,000 total deferred compensation at December 31, 2008.  Under the agreement, we made an initial payment of $43,000 plus value added tax (“VAT”) for a total payment of $50,000 and, commencing February 2009, began remitting monthly payments of $10,000 plus VAT, for a total monthly payment of $12,000, through February 2011.  The agreement also provided that no further monies would be due to the officer from the company, including a previously accrued severance liability.  Under certain specified conditions, we may be required to accelerate the monthly payments.  As the agreed monthly remittances do not exceed the monthly amounts previously paid to him under his former employment agreement (in which the term of employment expired on December 31, 2008), and as the aggregate amount payable under the agreement does not exceed the amount we have accrued in respect of deferred payments to such person, we do not believe that the settlement agreement results in any additional impact to our liquidity.

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

Political risks may adversely affect our business.

Our operations are concentrated in Israel and could be directly affected by political, economic and military conditions in Israel. Efforts to secure a lasting peace between Israel and its Arab neighbors and Palestinian residents have been underway since Israel became a country in 1948 and the future of these peace efforts is still uncertain.

Kibbutz Ma'anit (where we drilled our first well and plan to drill our second well) is in an area adjacent to Israeli Arab towns where anti-Israeli rioting broke out in late 2000. On December 27, 2008, Israel began a military offensive against the Hamas terrorist organization based in Gaza. (Gaza is in the South and our license areas are in the North of Israel.)  Currently, a cease-fire is in effect.  Any future armed conflict, political instability or continued violence in the region could have a negative effect on our operations and business conditions in Israel, as well as our ability to raise additional capital necessary for completion of our exploration program.

Economic risks may adversely affect our business.

Economically, our operations in Israel may be subject to:

•	exchange rate fluctuations;

•	royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

•	changes in Israel's economy that could cause the legislation of oil and gas price controls.

Consequently, our operations may be substantially affected by local economic factors beyond our control, any of which could negatively affect our financial performance and prospects.

Legal risks could negatively affect the value of Zion.

Legally, our operations in Israel may be subject to:

•	changes in the Petroleum Law resulting in modification of license and permit rights;

•	adoption of new legislation relating to the terms and conditions pursuant to which operations in the energy sector may be conducted;

•	changes in laws and policies affecting operations of foreign-based companies in Israel; and

•	changes in governmental energy and environmental policies or the personnel administering them.

The Israeli Ministry of National Infrastructures is considering proposed legislation relating to licensing requirements for entities engaged in the fuel sector that, if adopted as currently proposed, may result in our having to obtain additional licenses to market and sell hydrocarbons that may be discovered by us. We have been advised by the Ministry that they do not intend to deprive a holder of petroleum rights under the Petroleum Law of its right under that law to sell hydrocarbons discovered and produced under its petroleum rights. See “BUSINESS—Proposed Legislation” at page 15. We cannot now predict whether or in what form the proposed legislation may be adopted or, if adopted, its possible impact on our operations. Further, in the event of a legal dispute in Israel, we may be subject to the exclusive jurisdiction of Israeli courts or we may not be successful in subjecting persons who are not United States residents to the jurisdiction of courts in the United States, either of which could adversely affect the outcome of a dispute.

The Ministry of Environmental Protection is considering proposed legislation relating to polluted materials, including their production, treatment, handling, storage and transportation, that may affect land or water resources.  Persons engaged in activities involving these types of materials will be required to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health.  See “BUSINESS—Environmental Matters” at page 14.  We do now know and cannot predict whether any legislation in this area will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect our activities, how and to what extent.

Our petroleum rights (including licenses and permits) could be canceled, terminated or not extended, and we would not be able to successfully execute our business plan.

Any license or other petroleum right we hold or may be granted is granted for fixed periods and requires compliance with a work program detailed in the license or other petroleum right. If we do not fulfill the relevant work program due to inadequate funding or for any other reason, the Israeli government may terminate the license or any other petroleum right before its scheduled expiration date.  The terms of the Asher-Menashe license require us to commence drilling a well by July 1, 2009.  No assurance can be provided that we will be able to obtain an extension to this if in fact we are unable to begin drilling by such date.

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

In connection with drilling operations, we are subject to a number of Israeli local licenses and permits. Some of these are issued by the Israeli security forces, the Civil Aviation Authority, the Israeli Water Commission, the Israel Lands Authority (referred to herein as the “ILA” or the “Authority”), the holders of the surface rights in the lands on which we intend to conduct drilling operations, including Kibbutz Ma'anit, local and regional planning commissions, and environmental authorities. In the event of a commercial discovery and depending on the nature of the discovery and the production and related distribution equipment necessary to produce and sell the discovered hydrocarbons, we may be subject to additional licenses and permits, including from various departments in the Ministry of National Infrastructures, regional and local planning commissions and the environmental authorities. If we are unable to obtain some or all of these permits or the time required to obtain them is longer than anticipated, we may have to alter or delay our planned work schedule, which would increase our costs.

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

Risks of substantial costs and liabilities related to environmental compliance issues are inherent in oil and gas operations. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas exploration and production, would result in substantial costs and liabilities. This could also cause our insurance premiums to be significantly greater than anticipated. (See “BUSINESS – Environmental Matters” at page 14).

The loss of key personnel could adversely impact our business.

We are highly dependent on the services of Glen Perry and other key personnel. The loss of certain of our key employees could have a material adverse impact on the development of our business. We currently do not maintain key employee insurance policies on these employees.

Future earnings will be affected due to charitable contributions and key employee incentive plan.

We are committed to donating in the form of a royalty interest or equivalent net operating profits interest of 6% of our gross sales revenues, if any, to two foundations. In addition, we may allocate a 1.5% royalty interest or equivalent net operating profits interest to a key employee incentive plan. This means that the total royalty burden on our property (including the government royalty of 12.5%) will be up to 20%.

The exercise of currently outstanding warrants and options may adversely affect the market price of our common stock

In connection with our Follow On Public Offering, as of December 31, 2008, we had issued warrants to purchase up to 416,404 shares of our common stock at a per share exercise price of $7.00, exercisable between February 9, 2009 and January 31, 2012.  In January 2009, in connection with the final closing of our Follow On Public Offering, we issued warrants to purchase an additional 249,939 shares on the same terms, bringing the total number of warrants issued to 666,343.  The shares underlying these warrants have been registered and, accordingly, any shares issued upon the exercise of these warrants will be immediately resalable on the open market. Additionally, we currently have (a) warrants outstanding to purchase 96,621 shares of common stock at prices ranging between $5.00 and $8.75 per share of which warrants to purchase 50,000 shares are exercisable through December 31, 2009, warrants to purchase 46,621 shares are exercisable through September 25, 2009 and warrants to purchase 666,343 shares are exercisable through January 31, 2012, and (b) employee stock options outstanding to purchase 290,549 shares of common stock at prices ranging between $0.01 and $5.60 per share, which amount includes 40,000 options granted in January 2009.

The exercise or possibility of exercise of outstanding warrants and employee stock options could have an adverse effect on the market price for our common stock, and you may experience dilution to your holdings.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our share price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal controls over financial reporting and our management is required to issue a report concerning our internal controls over financial reporting in this Annual Report on Form 10-K for the effectiveness of our fiscal year ended December 31, 2008. Our independent auditors will be required to issue an opinion on the effectiveness of our internal controls over financial reporting for our annual report on Form 10-K for our fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data.  We have invested and will continue to invest significant resources in this process.  We are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

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

The average daily trading volume of our common stock, as well as our stock price, have fluctuated over the past 90 days. The average trading volume has significantly increased since January 30, 2009 with an average daily trading volume of 56,067 shares per day for the 90 days ended March 27, 2009.  For the 60 day period ended January 29, 2009, the average daily trading volume of our common stock was approximately 16,768 shares. If limited trading in our stock decreases, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

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

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. We cannot assure you that the market price of our common stock will increase to the per share price at which the Unit was offered or that the market price of common stock will not fluctuate or decline significantly.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Oil and Gas Interests

The table below sets forth our working interests in the Joseph Project petroleum rights in Israel, the total acreage of each petroleum right and the expiration date of the rights as of March 21, 2008.

Type of Right	Name	Area (Acres)	Working Interest		Expiration Date
License	Asher-Menashe	78,824	100	% (1)	June 9, 2010(2) (3)
License	Joseph	83,272	100	% (1)	October 10, 2010(2) (3)

(1) All of the rights are subject to a 12.5% royalty interest due to the government of Israel under the Petroleum Law. Zion has also committed to donating the equivalent of a 6%  royalty interest (or equivalent net operating profits interest) to two foundations. In addition, Zion may allocate a 1.5% royalty interest (or equivalent net operating profits interest) to a key employee incentive plan that may be established.

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

Surface Rights

The surface rights to the drill site from which we drilled the Ma'anit #1 and are drilling the Ma’anit Rehoboth #2 well are held under long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the ILA. Permission necessary to reenter and use the drill site to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the ILA for the use of the surface rights is also required, which permission the ILA is required to grant under the Petroleum Law. On August 14, 2008, the Authority granted the required permission for a two year period (which period may be extended), subject to our paying a one time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $14,200). The use fee has been paid, the agreement finalized and the bank guarantee provided.

Office Properties

We lease approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011. The monthly rental cost is approximately $4,000.

We lease approximately 4,000 square feet of office space in the industrial area of Caesarea, Israel.  The most recent extension expired on January 31, 2009, but the Company exercised the option to extend the lease for two additional periods of six months each, at a monthly rental cost of $3,000 during the extended lease term, including the option periods.

ITEM 3.     LEGAL PROCEEDINGS

We are not party to any lawsuit or proceeding, the results of which, in the opinion of management, is likely to have a material adverse effect on us or our financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's Common Stock, is quoted on the NYSE Amex  (formerly the American Stock Exchange) under the symbol ZN. Our common stock was first listed for trading on the American Stock Exchange (now known as NYSE Amex) on January 3, 2007. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by the NYSE Amex.

Fiscal Year	High	Low

2008:
First Quarter	$6.70	$5.90
Second Quarter	6.65	6.00
Third Quarter	6.59	5.17
Fourth Quarter	6.50	5.60

Fiscal Year	High	Low

2007:
First Quarter	$14.05	$7.05
Second Quarter	8.50	4.02
Third Quarter	7.00	4.99
Fourth Quarter	7.50	5.28

           The closing per share sales price of our Common Stock and warrants on March 27, 2009 was, respectively, $12.27 per share and $8.05.

On February 9, 2009, common stock purchase warrants that were issued in connection with our Follow On Public Offering (which ended on January 9, 2009) were listed for trading on the NYSE Amex Exchange under the symbol ZN.WS.

Holders

As of March 27, 2009 there were approximately 4,575 shareholders of record of our common stock.  A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Sales and Other Disposition of Registered Securities – Use of Proceeds

Initial Public Offering

On January 25, 2006, we filed a Registration Statement (the “2006 Registration Statement”) with the SEC in connection with a public offering of 2,000,000 shares of our common stock at $7 a share with a minimum closing requirement of $2,450,000 (350,000 shares) (the “2006 Public Offering”). Also registered in the offering were 521,200 shares underlying those of our outstanding warrants which had a final exercise date of December 31, 2006, and a total exercise price of $2,511,000. Our 2006 Registration Statement was declared effective by the SEC on September 26, 2006. On May 25, 2007, the offering was terminated following the completion of eight (8) closings in which we gave instructions to our transfer agent to issue a total 1,806,335 shares of common stock in consideration of $12,645,000, of which $12,221,000 was cash and $424,000 was debt conversion. On June 22, 2007, we filed a Post-Effective Amendment to our 2006 Registration Statement removing from registration 193,665 shares of common stock that were not sold in the 2006 Public Offering and 247,393 shares of common stock underlying warrants that were not exercised and that expired on December 31, 2006.

From the effective date of the 2006 Registration Statement and through December 31, 2008, we incurred for our account in connection with the issuance and distribution of shares of our common stock in the 2006 Public Offering expenses as follows:

In US$ (000)
Underwriting Commissions	$653
Expenses Paid to Underwriter	326
Other expenses as follows:
Accounting Fees and Expenses	111
Legal Fees and Expenses	167
Printing Fees and Advertising	207
Listing Fees (including SEC filing fees)	82
Transfer and Escrow Agent Fees	42
Other Expenses	120
TOTAL EXPENSES	$1,708

Except for a $100,000 bonus awarded to an executive officer and director of the Company for services rendered as outside General Counsel in connection with the 2006 Public Offering prior to his joining the Company as an employee (which bonus is reflected as part of "Legal Fees and Expenses"), none of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the 2006 Public Offering through December 31, 2008, after deduction of the total expenses set forth above was $10,937,000.

Through December 31, 2008, we used the net 2006 Public Offering proceeds as follows:

	In US$ (000)
a. Completion of Ma'anit #1 well	$1,242	(1)
b. Preparation for drilling of Ma'anit-Rehoboth #2 well	$2,507
c. Exploration Costs	$1,122
d. Compensation to officers and directors	$3,106	(2)
e. Repayment of indebtedness	$144	(3)
f. Temporary investments	-
g. Accounting, legal and professional Fees	2,005
h. Other	$811	(4)

(1)
The $900,000 (exclusive of contingencies) originally estimated for the Ma'anit #1 well completion costs was exceeded as a result of the loss and partial recovery of tubing and an isolation packer that were stuck in the well.

(2)
Includes repayment of indebtedness in an amount of $1,053,000, including $434,000 of previously deferred compensation paid to the company's former Chief Executive Officer (in the amount of $352,000) and to the company's former Chief Financial Officer (in the amount of $82,000) in connection with their retirement and resignation, respectively.  Also includes conversions of deferred compensation into shares by certain officers in the IPO in an amount of $204,000, along with normal payments to officers and directors.

(3)
Does not include repayment of indebtedness to officers and directors which is included in note (2) above.  Does include conversions of certain debts (other than those in note (2) above) into shares in the IPO.

(4)
Including a $60,000 financial advisory and investment banking fee to the underwriter of the 2006 Public Offering pursuant to an investment banking/consulting agreement entered into pursuant to the Underwriting Agreement and working capital (general and administrative).

Follow-on-Public Offering

On February 1, 2008, we filed the 2008 Registration Statement with the SEC for an offering of a minimum of 325,000 Units, on a "best efforts, all or none" basis, and a maximum of 2,500,000 Units, at $10.00 per Unit for aggregate gross proceeds to us of $3,250,000 and $25,000,000. Each Unit offered in the Follow On Public Offering consisted of (i) one share of common stock and (ii) one warrant to purchase one share of common stock at a per share exercise price equal to $7.00. The Follow On Public Offering was made through Brockington Securities, Inc. and other licensed broker/dealers. The 2008 Registration Statement was declared effective by the SEC on May 14, 2008, whereupon our offering commenced and continued until the expiration date of January 9, 2009.

Between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering gross proceeds of $4,165,000, including $120,000 from debt conversion. In January 2009, we raised an additional $2,498,000, including $120,000 from debt conversion and approximately $6,000 in settlement of fees due to two service providers.  The total net cash proceeds received by the Company from the offering were $5,402,000, after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000, and the deduction of $502,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs). We issued, in respect of the amounts raised, 666,343 Units (641,768 for cash and 24,575 for debt conversions)

From the effective date of the 2008 Registration Statement and through December 31, 2008, we incurred for our account in connection with the issuance and distribution of shares of Units in the Follow On Public Offering, expenses as follows:

In US$ (000)
Underwriting Commissions	$202
Expenses Paid to Underwriter	122
Other expenses as follows:
Accounting Fees and Expenses	66
Legal Fees and Expenses	50
Printing Fees and Advertising	304
Listing Fees (including SEC filing fees)	59
Transfer and Escrow Agent Fees	6
Other Expenses	6
TOTAL EXPENSES	$815

None of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the 2008 Follow-On Public Offering through December 31, 2008, after deduction of the total expenses set forth above was $3,350,000.

Through December 31, 2008, we used the net Follow On Public Offering proceeds as follows:

	In US$
a. Preparation for drilling of Ma'anit-Rehoboth #2 well	$1,374
b. Compensation to officers and directors	$250	(1)
c. Temporary investments	$1,662	(2)

(1)	Includes $120,000 of debt conversion by an officer during the 2nd closing
(2)	Balance in US money market account at December 31, 2008

The remaining $64,000 of the net operating proceeds were, on December 31, 2008, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 6  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Zion Oil is an initial stage oil and gas exploration company with a history of almost nine years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company. We currently hold two exploration licenses covering approximately 162,100 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Petroleum Law.

We anticipate that we will drill the Ma’anit-Rehoboth #2 to an initial depth of about 15,400 feet (targeted to a bottom-hole location in the Triassic formation approximately 2,500 feet east-northeast of the bottom-hole location of our previously drilled well) in order to appraise our findings in the previously drilled well. Toward that end, on September 12, 2008, we signed a drilling contract with Aladdin, pursuant to which we will be utilizing Aladdin’s 2,000 horsepower rig in our drilling. Aladdin is an independent oil and gas exploration and production company, incorporated in Delaware, with offices in Wichita, Kansas and operational headquarters in Ankara, Turkey. We have been advised by Aladdin that the rig is ready for transport to Israel. We anticipate that the rig will arrive in Israel and clear customs in April 2009.  Aladdin is in the process of procuring certain routine permits from the Israel Ministry of Interior needed for the issuance of visas to its rig crew.  After clearing customs in Haifa, Aladdin will require approximately two weeks in which to rig-up (i.e., erect) the drilling rig. No assurance can, however, be provided as to the exact arrival date of the rig and how long it will take to obtain the remaining permits, rig up and commence drilling operations.

Between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering gross proceeds of $4,165,000, including $120,000 from debt conversion.  In January 2009, we raised an additional $2,498,000, including $120,000 from debt conversion and approximately $6,000 from settlement of fees due to two service providers.  Gross proceeds from the offering were $6,663,000, with the Company receiving net cash proceeds of $5,402,000 after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000 and the deduction of $502,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs).  We issued, in respect of the amounts raised, 666,343 Units (641,768 for cash and 24,575 for debt conversions). See “BUSINESS—RECENT CORPORATE DEVELOPMENTS—COMPLETED FOLLOW ON PUBLIC OFFERING”. We are utilizing the amounts raised in the Follow On Public Offering to drill the Ma’anit Rehoboth #2 well to the targeted initial depth.

 We ultimately intend to deepen the Ma’anit-Rehoboth #2 well to a depth of about 18,040 feet to both appraise the apparent findings of the Ma’anit #1 in the Triassic at a depth of between approximately 12,000 and 15,400 feet and to test the deeper Permian horizons at a depth of between approximately 16,000 and 18,000 feet. Estimated dry hole drilling costs are between $4,500,000 and $6,000,000, with completed costs of between $5,300,000 and $8,100,000.  However, in order to deepen the Ma’anit Rehoboth #2 well and conduct these tests, we will need to raise at least $3,000,000 additional capital. We would also need to raise an additional $2,000,000 for completion of the well and production facilities.  Accordingly, on January 29, 2009, we filed a registration statement with the SEC with respect to a proposed rights offering to common stockholder of up to 4.2 million shares of our common stock. Each whole subscription right will entitle the holder to purchase one share of our common stock for $5.00. Under the proposed offering, stockholders will receive 0.375 subscription rights for each share of common stock owned on the record date, subject to adjustment as contemplated by the terms of the proposed rights offering. Should the offering be fully subscribed, we expect to receive gross proceeds of $21 million. Proceeds from this offering, if any, would be used for the drilling of the Ma’anit-Rehoboth #2, as well as drilling the Elijah #3, which is estimated to be between $7,800,000 and $9,500,000 for dry hole drilling costs.  Of course, no assurance can be provided that we will be able to raise any funds from the proposed rights offering, or that the terms of the proposed rights offering won’t change before being declared effective. As of the date of the filing of this annual report on Form 10-K, the registration statement has not been declared effective, nor can any assurance be given that it will be declared effective.

 If we are not able to raise the needed funds from the rights offering, or are otherwise unable to raise funds from alternate sources, then we will drill to the Triassic and evaluate our findings within that zone.

  Due to the recent turmoil in the financial and equity trading markets which coincided with our Follow On Public Offering, we raised significantly less from our Follow On Public Offering (which ended on January 9, 2009) than we anticipated. At this stage of our corporate development, management believes that the most realistic way for us to raise additional capital is through a sale of our securities to third party investors. Under the present conditions in the markets, we believe that any such sale of our securities would need to be at a discount to the market price of our stock. Accordingly, our board decided that before attempting to raise additional funds from outside third parties we would undertake this rights offering and first give our current stockholders the opportunity to participate in our capital raising efforts and maintain their respective proportional ownership interest in us.

 If the current trend in declining oil prices, which began in August 2008, continues or is sustained during the period in which we are drilling, then we anticipate that our drilling related costs under our agreement with Aladdin may be significantly less than anticipated. The 2,000 horsepower rig that we have contracted for in our drilling is powered by diesel fuel. We anticipate that once we commence drilling the Ma’anit Rehoboth #2, it will require approximately 45 days to reach the initial targeted Triassic depths.  Then assuming we have raised the additional funds needed to continue drilling deeper, we estimate that from that point, it will take an additional 45 days to reach the ultimate Permian target depth. No assurance can of course be provided that the trend in declining oil prices will continue or be sustained for the duration of our drilling.

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

In June 2007, following the analysis of the results of the testing of our Ma’anit #1 well workover, evaluation of the mechanical condition of the well and the desire to optimize drilling operations on our planned Ma’anit-Rehoboth #2 well, we decided to cease operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquish the Ma‘anit-Joseph License. It is our current intent to use the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the planned Ma’anit-Rehoboth #2 well. We plan to directionally drill this well from that point to penetrate the middle and the lower Triassic, which we still consider highly prospective by the Company. In addition, assuming we can raise additional funds or obtain additional financing, we intend to drill down to the Permian section of the upper Paleozoic formation.

Immediately after the relinquishment of the Ma’anit-Joseph License, we filed an application with the Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 85,000 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled. This license was subsequently granted. As a result of the abandonment of the Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, during 2007, we recorded an impairment of $9,494,000 to our unproved oil and gas properties.

Although both our properties and our principal operations are in Israel, we report all our transactions in United States dollars. Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies.

We record a valuation allowance to reduce our deferred tax asset to the amount that we believe, is likely to be realized in the future.  In assessing the need for the valuation allowance we have considered not only future taxable income but also feasible and prudent tax planning strategies. In the event that we were to determine that it would be likely that we would, in the future, realize our deferred tax assets in excess of the net recorded amount, an adjustment to the deferred tax asset would be made.  In the period that such a determination was made, the adjustment to the deferred tax asset would produce an increase in our net income.

We do not participate in, nor have we created, any off-balance sheet special purpose entities or other off-balance sheet financing. In addition, we do not enter into any derivative financial instruments.

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Revenue. We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2008 were $4,075,000, compared to $13,252,000 for the year ended December 31, 2007. The relatively higher general and administrative expenses in 2007 compared to 2008 is primarily attributable to the recording in 2007 of an impairment charge of $9,494,000. Salary expenses for the year ended December 31, 2008 were $1,663,000 compared to $1,475,000 for the year ended December 31, 2007. The increase in salary expenses are attributable to the addition to our payroll of senior management personnel who were previously retained on a consulting basis. Legal and professional fees decreased to $1,015,000 for 2008 as compared to $1,209,000 for 2007.  This decrease is primarily related to increasing the legal review performed in-house as opposed to being performed by external parties. Other general and administrative expenses for the year ended December 31, 2008 was $1,397,000 compared to $1,074,000 for 2007. This increase is primarily attributable to increased investor relations activities during the 2008 period.

Interest income, net. Interest income for the year ended December 31, 2008 was $77,000 compared to $201,000 for the year ended December 31, 2007. The decrease in interest income, net is attributable to the declining bank balances as funds raised from the IPO have been expended.

Net Loss . Net loss for the year ended December 31, 2008 was $4,018,000 compared to $13,047,000 for the year ended December 31, 2007.

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $462,000 at December 31, 2008 and $3,399,000 at December 31, 2007. The decrease in working capital is mainly attributable to the purchase of a great amount of well-related equipment during 2008, including paying approximately $1,100,000 for drill pipe during the 4th quarter.

Net cash provided by financing activities was $3,229,000 and $8,218,000 for the years ended December 31, 2008 and 2007, respectively, of which the substantial majority was from the sale of equity securities, net of equity sales costs. Net cash used in investing activities was $2,695,000 and $3,486,000 for the years ended December 31, 2008 and 2007, respectively, substantially all of which was used for exploration costs on the Ma’anit-Joseph (reissued as the Joseph) License and the Asher-Menashe License and purchasing equipment to be used in the Ma’anit-Rehoboth #2 and other future wells.  Net cash used in operations was $3,398,000 for the year ended December 31, 2008, only slightly reduced from $3,512,000 for the year ended December 31, 2007, due to normal economic fluctuations.

On December 31, 2008, we had cash and cash equivalents in the amount of $1,726,000.

As noted previously, between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering $4,165,000, of which $120,000 was for debt conversion.  In January 2009, we raised an additional $2,498,000 of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers.  Gross proceeds of $6,663,000 were raised in the Follow On Public Offering, from which net cash proceeds of $5,402,000 were received by the Company after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000 and the deduction of $502,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs).

As of December 31, 2008, our officers and employees (collectively, the “deferring officers and employees”) have voluntarily committed to defer payment of approximately $1,507,000 (adjusting for debt conversions made in the final closing of the Follow On Public Offering) of unpaid compensation that accrued through December 31, 2008 to July 1, 2009, subject to partial earlier payment in certain circumstances. The deferring officers and employees are continuing to defer significant portions of their compensation, generally at the rate of 40% of their base salary, though that rate can be greater or less depending on the specific officer or employee involved.  While we believe that the deferring officers and employees will continue to defer all or part of the monies due them beyond July 1, 2009 and until such time as we have sufficient funds to drill the Ma’anit-Rehoboth #2 to the Permian formation, there can be no certainty of this.

We believe that net proceeds from the Follow On Public Offering (which ended on January 9, 2009) will be sufficient to enable us to meet our needs in carrying out our plans into June 2009. As noted above, on January 2009, we filed a registration statement with the SEC, relating to a proposed rights offering to our shareholders. The proposed rights offering can be commenced only following the effectiveness of the registration statement and, as of the date of the filing of this annual report on Form 10-K, the registration statement has not been declared effective. No assurance can be provided as to when, if ever, such registration statement is declared effective or, even if declared effective, that we will be successful in raising any funds through the proposed rights offering. In the event we do not succeed in raising the necessary amounts from the proposed rights offering, we will have to attract additional investments in our company or additional parties to join our drilling operations in order to carry out our drilling operations beyond June 2009, and the deferring officers and employees must continue to defer the monies due them beyond July 1, 2009 and continue to accept partial payment of their currently due salaries. There can be no guarantees that we will be successful in any of these efforts.

Recently Issued Accounting Pronouncements

SFAS 141R - Business Combinations (SFAS 141R)

In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value”.  SFAS 141R is effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited.  SFAS 141R will be applied to business combinations occurring after the effective date.

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

FSP FAS 142-3 – Determination of the Useful Life of Intangible Assets (FAS 142-3)

In April 2008, FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”) was issued.  FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FAS 142-3’s intent is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principles.  It shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.

The Company does not expect the adoption of FAS 142-3 to have a material impact on its balance sheet or statement of operations.

FSP APB 14-1 – Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (APB 14-1)

In May 2008, FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”) was issued clarifying that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, it specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The Company is evaluating the effect, if any, of the adoption of APB 14-1 on its balance sheet or statement of operations

FSP EITF 99-20-1 – Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“EITF 99-20-1”)

In January 2009, the FASB amended the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.

The Company is evaluating the effect, if any, of the adoption of EITF 99-20-1 on its balance sheet or statement of operations

FSP EITF 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”)

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.

The Company is evaluating the effect, if any of the adoption of EITF 07-5 on its balance sheet or statement of operations.

Recently Adopted Accounting Pronouncements

SFAS 157 – Fair Value Measurements (SFAS 157)

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”) delays the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Zion does not believe that the adoption of this standard will have any significant impact on its balance sheet or statement of operations.

On January 1, 2009, the Company will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not believe it has any assets or liabilities of this nature either.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which was effective immediately. FSP SFAS 157-3 clarifies the application of SFAS 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by FSP SFAS 157-3 in its application of SFAS 157 during 2008.

Zion has no financial instruments for which it needs to show the fair value as of December 31, 2008 or 2007.

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

SAB 110 – Share Based Payments (SAB 110)

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 allows companies which do not have historically sufficient experience to continue using the “simplified” method, initially allowed under SAB No. 107, for estimating the expected term of “plain vanilla” stock options granted after December 31, 2007. The Company uses the “simplified” method to estimate the expected term for stock option grants as it does not have enough historical experience to provide a more refined estimate. The effect of adopting SAB 110 on the financial position and results of operations was not material.

SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  It became effective on November 15, 2008, which was 60 days following the approval by the SEC of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

The Company does not expect the adoption of SFAS 162 to have a material impact on its balance sheet or statement of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required by this item are included beginning at page F-1 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that Zion files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the SEC.  As of December 31, 2008, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the year ended December 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’ report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Our directors, executive officers and key employees, their present positions and their ages follow:

Name	Age	Position

John M. Brown	69	Founder, Chairman of the Board
Richard J. Rinberg	56	Director, Chief Executive Officer
Glen H. Perry	66	Director, Chief Operating Officer and President
William H. Avery	61	Director, Executive Vice President and Treasurer
Martin Van Brauman	61	Director, Chief Legal Officer and Senior Vice President
Sandra Green	45	Chief Financial Officer and Senior Vice President
Paul Oroian	59	Director
Kent S. Siegel	53	Director
Robert Render	79	Director
James Barron	48	Director
Yehezkel Druckman	70	Director
Forrest A. Garb	79	Director
Eliezer L. Kashai	86	Vice President – Israeli Exploration
Stephen E. Pierce	66	Exploration Manager

Dr. Kashai provides services to us on an as needed part-time basis at an hourly consulting rate, subject to a minimum monthly commitment.  Dr. Kashai is an officer of our Israeli branch, but not the corporation. None of our officers or directors has been the subject of any court or regulatory proceeding relating to violation or possible violation of federal or state securities or commodities law.

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

William H. Avery was elected Executive Vice President and Treasurer of the Company in June 2007; he was appointed a director of the Company in March 2007. Prior to his election as Executive Vice President, Mr. Avery had served as Vice President - Finance and Treasurer since January 2003. For the thirteen years prior to becoming an employee of Zion, Mr. Avery practiced as an independent attorney in transactional work, concentrating in the area of real property law, including oil and gas transactions. Prior to such time he was a partner for seventeen years and an associate for four years at Storey, Armstrong, Steger and Martin, a full-range Dallas law firm, concentrating his practice in the representation of financial institutions in loan transactions. In addition he has more than twenty years experience as an oil and gas property investor and investment manager for his own account and for members of his family. Mr. Avery holds a Bachelor of Business Administration degree in Finance from Southern Methodist University and a Doctor of Jurisprudence degree from Duke University Law School.

Martin Van Brauman was appointed Chief Financial Officer and Senior Vice President in July 2007, a position that he held through January 2009 until his appointment as Chief Legal Officer on February 1, 2009. In addition, on August 1, 2008, he was appointed to the board to fill the vacancy created by the resignation of Mr. Philip Mandelker.  Effective September 1, 2008, he was elected by the board to fill the unexpired term as corporate secretary upon Mr. Mandelker’s resignation from the board on August 1, 2008. Mr. Van Brauman holds a B.E. degree from Vanderbilt University, a Doctor of Jurisprudence degree from St. Mary's University and an M.B.A. (Beta Gamma Sigma) and LL.M. (Tax Law), from Southern Methodist University and has over 21 years of experience in corporate tax and accounting analysis. Mr. Van Brauman is Board Certified in Tax Law by the Texas Board of Legal Specialization. From October 2001 until he became an employee of Zion, Mr. Van Brauman has been in private practice as Lowden Van Brauman LLP, which evolved into Gibson, Wiley, Cho & Van Brauman, PLLC. His areas of practice have involved (i) advising U.S. and foreign corporations on their worldwide tax structures both domestic (federal & state) and foreign and implementing those proposals through corporate and partnership formations, acquisitions, reorganizations, (ii) providing legal and tax consulting on cross-border transactions, (iii) advising on inbound, as well as outbound, U.S. tax issues for foreign corporations, (iv) proposing business models and implementing the execution by the formation, reorganization and conversion of domestic/foreign corporations, partnerships, and other types of business organizations, (v) performing the financial and tax due diligence of U.S. and foreign acquisitions and divestments (reviewing both domestic and foreign tax returns, financial statements and corporate documents and contracts) and (vi) reviewing U.S. tax filings for domestic and foreign corporations. From January 2000 to October 2001, Mr. Van Brauman was a Senior Manager, International Tax Consulting Group, Grant Thornton LLP (National Position), where he advised U.S. and foreign corporations on their worldwide tax structures for global operations, provided legal and tax consulting on cross-border transactions, assisted foreign companies with tax planning and consulting with inbound, as well as outbound, U.S. tax issues, advised on International Tax Controversy work, including Tax Court litigation, and was an Instructor, Grant Thornton International Tax Academy.  Previously, he spent 12 years as a Senior Attorney (International Specialist and Petroleum Industry Specialist) with the Office of Chief Counsel, IRS, providing legal support for complex issues arising in the Coordinated Examination Program (concerning major U.S. oil companies) and for the preparation of requests for Field Service Advice and Technical Advice Memoranda for the Petroleum Industry Group.

Sandra Green was appointed Chief Accounting Officer and Vice President in July 2007 and Chief Financial Officer as of February 1, 2009. Ms. Green has served as our Director of Planning of Zion from March 2005 until July 2007. From 1999-2005, she was the Accounting Manager of Hunt Properties, Inc., a real estate development and management company in Dallas. From 1994 to 1999, she provided accounting and auditing services for clients in North Texas and New Mexico. These clients included governments, schools, not-for-profit organizations, financial institutions, family trusts, private entrepreneurs and oil and gas companies. From 1991 - 1994, she served as Assistant to the President and then as Acting Controller with Aztec Energy Corporation (NASDAQ) and from 1989-1991 as Assistant to the President at American International Petroleum Corporation (NASDAQ). She holds a Bachelor’s Degree in Business Administration from the University of Texas at Tyler and has taken graduate classes at the University of Texas at Tyler and at Arlington. She is a Certified Public Accountant in the state of Texas.

Paul Oroian was appointed a director in November 2003.  Since its founding in 1983 he has served as president and managing partner of Oroian, Guest and Little, P.C., a certified public accounting and consulting firm based in San Antonio, Texas.  From 1980-1983, Mr. Oroian was a tax senior in the San Antonio offices of Arthur Young and Company. Mr. Oroian holds a Bachelors of Science – Business Administration from Bryant College.  He has served as a board member of Technology Oversight Committee and the IRS Regional Liaison Committee of the Texas Society of Certified Public Accountants and was vice president and a director of the San Antonio CPA Society between 1992-1998.  He currently serves as treasurer and a director of the The Youth Orchestra of San Antonio in San Antonio, Texas.

Kent S. Siegel was appointed a director in November 2003.  Mr. Siegel has served as president and chief operating officer of Kent S. Siegel, P.C. since 1984.  Kent S. Siegel, P.C. is a firm of certified public accountants and attorneys at law based in West Bloomfield, Michigan, at which Mr. Siegel practices as a tax and bankruptcy attorney and CPA.  Mr. Siegel holds a Bachelor of Business Administration from Michigan State University School of Business, a Juris Doctor   from Wayne State University School of Law and a Bachelor of Science in Electrical Engineering from Lawrence Technological University School of Engineering. He currently serves as chairman of the Temple Israel School Board Fund Raising Committee.

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

Dr. James (Andy) Barron was appointed a director in April 2005.  He has been in private practice in orthodontics since 1991.  Dr. Barron is board certified by the American Board of Orthodontists and has served as president of the Central Texas Dental Society and president of the Texas Association of Orthodontists and has represented the Southwestern Association of Orthodontists as a representative to the Council of Orthodontic Practice to the American Association of Orthodontists.  Dr. Barron has lectured on orthodontics for the University of Texas, the University of Tel-Aviv, the Hebrew University in Jerusalem and the University of Manipur, India.  Prior to entering the orthodontic field, Dr. Barron worked in his family’s publishing company while at the same time representing a Fortune 500 company in marketing.  He currently is president of JlivesNMe Workplace Ministries which sponsors conferences for couples to learn how to bring the gospel into the workplace.  He served on the board of Christian Farms Rehabilitation Center and has also served on the advisory board of American Family Radio in Waco, Texas.  The D.A.R.E. program in Temple, Texas (Drug Assistance Resistance Education) recognized Dr. Barron for his contributions in 1995 with an award of appreciation.  Dr. Barron has a degree in Chemistry from Texas Tech University, a Master of Science Degree in Biology from University of Missouri at Kansas City, a Doctoral Degree in Dentistry from Baylor College of Dentistry, a certificate of specialization in Pediatric Dentistry from University of Missouri at Kansas City and a certificate of specialization in Orthodontic Dentistry from the University of Texas at Houston.  As a resident, Dr. Barron won the Albert Westphall award of the Southwestern Society of Orthodontists.

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

Key Employees

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

Resignations

Mr. Elisha Roih, Vice President – Administration of Israeli Operations since April 2000, resigned from his position with our company on February 28, 2009.

Information Regarding the Board of Directors and Committees

Our board of directors is divided into three classes of directors, with each class elected to a three-year term every third year and holding office until their successors are elected and qualified.  The class whose term of office will expire at our 2009 Annual Meeting of Shareholders consists of John M. Brown, Forrest A. Garb, Robert Render and James Barron.

Of the eleven current members of our board of directors, six (Messrs. Oroian, Siegel, Barron, Druckman, Garb and Render) meet the criteria of independence set by the NYSE Amex (formerly the American Stock Exchange) for membership on the board of an NYSE Amex listed company ("NYSE Amex independence criteria"). All six also meet the criteria of the SEC for audit committee membership.

SEC independence criteria provide that an "independent" director cannot be one of our officers or be in a position, directly or indirectly, to control our management or policies (other than in his position as a director). Neither can he be, or be affiliated with, a paid consultant or provider of services to Zion.

NYSE Amex independence criteria provide, among other requirements, that an independent director: (i) cannot be and, over the past three years, cannot have been an officer or employee of Zion and cannot be a family member of such person; (ii) cannot, directly or indirectly, control or be a family member of a person who directly or indirectly controls our management or policies (other than in his position as a director); (iii) cannot receive or, over the past three years, have himself received or have a family member who receives or received from Zion more than $60,000 in any one year for services other than as one of our directors (or, with respect to a family member, as a Zion employee); (iv) cannot be affiliated, or be a family member of a person affiliated with, any entity which receives, or during any of the past three years, received from Zion more than $200,000 for services in any one year.

Caucus of Independent Directors and Lead Director

In compliance with the corporate governance requirements of the NYSE Amex, our board has established a caucus of the independent directors. Kent S. Siegel has been appointed as Lead Director.

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

The audit committee has adopted a formal written audit committee charter that complies with the requirements of the Exchange Act, the rules and regulations of the SEC and the listing and corporate governance requirements of the NYSE Amex. A copy of the charter is available on our website at http://www.zionoil.com/investor-center/corporate-governance.html

Compensation Committee. Our board of directors also established a compensation committee currently comprised of three directors, two of whom - James Barron and Robert Render - satisfy NYSE Amex independence criteria.  The other member is John Brown, who serves as committee chairman. The Board has charged the Compensation Committee with the following responsibilities: (i) the review and recommendation to the Board of the terms of compensation, including incentive compensation and employee benefits of the directors and senior officers of the Company; and (ii) the determination of the terms of employee benefit plans (including stock incentive and stock option plans), the granting of awards under the plans and the supervision of plan administrators.

We have adopted a formal, written compensation committee charter that complies with the requirements of the Exchange Act, SEC rules and regulations and the listing and corporate governance requirements of NYSE Amex. While the NYSE Amex Rules require that, as a general matter, all members of the Compensation Committee meet NYSE Amex independence criteria, an exemption exists for companies during the first year of listing in conjunction with an initial public offering. The exemption provides that, during the first year of listing, only a majority of directors serving on the Compensation Committee of such companies must meet the NYSE Amex independence criteria. Following the first year of listing, an additional exemption to independence is provided under the NYSE Amex rules for membership on a compensation committee comprised of at least three members for one director who does not meet the independence criteria and is not a current officer or employee or an immediate family member of such person. Under this exemption, such person may be appointed to the compensation committee, if the board, under exceptional and limited circumstances, determines that membership on the committee by the individual is in the best interests of the company and its shareholders. Mr. Brown served on the compensation committee during the first year following listing under the first noted exemption. Thereafter, our board determined that it is in the best interests of Zion and its stockholders that Mr. Brown continue to serve on the compensation committee in light of his on-going association with Zion since its founding and his ability to ensure the interest of Zion’s stockholders with respect to compensation decisions. As of January 1, 2008, Mr. Brown is no longer an employee of Zion and serves in no capacity other than as Chairman of the Board.

A copy of the compensation committee charter is available on our website at http://www.zionoil.com/investor-center/corporate-governance.html

Nominating and Corporate Governance Committee.  Our board of directors established a nominating committee currently comprised of three directors, two of whom – Paul Oroian and Kent S. Siegel – satisfy NYSE Amex Exchange independence criteria.  The other member is John Brown, our chairman and chair of the committee. While the NYSE Amex rules require that, as a general matter, all members of the committee charged with appointing or recommending directors meet NYSE Amex Exchange independence criteria, an exemption exists for companies during the first year of their listing in conjunction with an initial public offering. This exemption provides that, during the first year of listing, only a majority of the members of the Nominating Committee must meet NYSE Amex independence criteria. Following the first year of listing, an additional exemption to independence is provided under the NYSE Amex rules for membership on such committee comprised of at least three members for one director who does not meet the independence criteria and is not a current officer or employee or an immediate family member of such person. Under this exemption, such person may be appointed to the nominating committee, if the board, under exceptional and limited circumstances, determines that membership on the committee by the individual is in the best interests of the company and its shareholders. Mr. Brown served on the nominating and corporate governance committee during the first year following listing under the first noted exemption. Thereafter, our board determined that it is in the best interests of Zion and its stockholders that Mr. Brown continue to serve on the nominating and corporate governance committee in light of his on-going association with Zion since its founding and the board’s belief that Mr. Brown’s experience in the industry and vision for the company will contribute to the presentation of appropriate board nominees.  As of January 1, 2008, Mr. Brown is no longer an employee of Zion and serves in no capacity other than as Chairman of the board.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from its executive officers and directors and persons who beneficially own more than 10% of the Common Stock, all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with in a timely manner during the fiscal year ended December 31, 2008, except the following:

Reporting Person	Form Type	Transaction	Form Due Date	Form Filed Date

Glen Perry	4	Purchase of 12,000 Units	December 4, 2008	February 13, 2009(1)
	4	Gifting of 12,000 Units	December 4, 2008	February 13, 2009(1)
	4	Gifting of 12,500 shares	December 22, 2008	February 13, 2009(1)

John Brown	4	Gifting of 30,000 shares	November 20, 2008	November 26, 2008
	4	Gifting of 12,500 shares	December 22, 2008	March 16, 2009(1)

Sandra Green	4	Gifting of 700 shares	December 22, 2008	March 16, 2009(1)

Martin Van Brauman	4	Grant of 4,165 shares	July 3, 2008	October 28, 2008
   (1)  Filed on Form 5

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information for the fiscal years ended December 31, 2008 and 2007 concerning compensation of (i) our principal executive officer during the fiscal year ended December 31, 2008 and (ii) the two other most highly compensated employees who were serving as executive officers as of December 31, 2008 and whose total compensation exceed $100,000 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary		Bonus	Options		All Other Compensation		Total
	US$ (thousands)
Richard J. Rinberg, Chief	2008	275	(1)	—	202	(3)	—		477
Executive Officer	2007	254	(2)	—	55	(3)	—		309

Glen H. Perry, President and	2008	250	(4)	—	—		144	(5)	394
Chief Operating Officer	2007	204	(4)	—	—		203	(6)	407

William H. Avery, Executive	2008	225	(7)	—	—		—		225
Vice President and Treasurer	2007	150	(7)	—	257	(8)	20	(9)	427

(1)  Of this amount, $120,000 was paid and $155,000 is being deferred through July 1, 2009.  See “Richard J. Rinberg” at p. 45 below.

(2) Of this amount, $208,000 was paid in the form of 83,333 shares of Common Stock valued at $2.50 per share in accordance with the terms of Mr. Rinberg’s Retention and Management Services Agreement (which agreement was replaced by the personal employment agreement entered into by Zion and Mr. Rinberg in December 2007), $20,000 was paid in cash and $26,000 is being deferred through July 1, 2009.  See “Richard J. Rinberg” at p. 45 below.

(3) Represents the value recognized by Zion in respect of options awarded in December 2007 under our 2005 Stock Option Plan, all of which options have vested as of October 2008.  See “Richard J. Rinberg” at p. 45 below.

 (4) Of these amounts, $120,000 was paid in each of 2008 and 2007, with $130,000 and $84,000 in respect of 2008 and 2007, respectively, being deferred through July 1, 2009. See “Glen H. Perry” at p.46 below.

(5)  Includes $120,000 related to previously deferred amounts that was converted into Units pursuant to subscriptions in our Follow On Public Offering and $24,000 in lieu of benefits under terms of employment agreement, that was deferred in full.  See “Glen H. Perry” at p. 46 below and Item 13 below.

(6)  Includes $154,000 related to previously deferred amounts that was converted into Common Stock pursuant to subscriptions in our initial public offering and $25,000 that was paid for previously deferred amounts.  Other $24,000 is in lieu of benefits under terms of employment agreement and was deferred in full. See “Glen H. Perry” at p. 46 below.

(7) Of these amounts, $120,000 and $89,000 were paid in 2008 and 2007, respectively, with $105,000 and $61,000 in 2008 and 2007, respectively, being deferred through July 1, 2009.  See “William H Avery” at p. 46 below.

(8) Represents the value recognized by Zion in respect of options awarded in December 2007, all of which options were fully vested at grant.  See “William H. Avery” at p. 46 below.

(9) Amount paid in respect previously deferred amounts.  See “William H. Avery” at p. 46 below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2008

The following table sets forth information as of December 31, 2008 concerning exercisable and unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard J. Rinberg	40,000	-	-	$0.01	10/31/17
Glen H. Perry	-	-	-	-	-
William H. Avery	40,000	-	-	$0.01	10/31/17

EMPLOYMENT AGREEMENTS

Richard. J. Rinberg.  Mr. Rinberg was appointed as Chief Executive Officer in March 2007. On December 4, 2007, we and Mr. Rinberg entered into an employment agreement (the “Rinberg Agreement”) pursuant to which Mr. Rinberg continues to serves as our Chief Executive Officer. The employment agreement replaces the prior Retention and Management Services Agreement between Zion and Mr. Rinberg that was originally entered into as of November 1, 2005 and which expired on October 31, 2007. The term of employment under the employment agreement, which commenced as of November 1, 2007, continues through December 31, 2010; thereafter, the agreement is renewed automatically for successive two year terms unless either party shall advise the other 90 days before expiration of the term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Rinberg is currently paid an annual salary of $275,000, payable monthly, notwithstanding which, consistent with the current arrangement with our senior officers where only up to 60% of their respective salaries are paid (up to $10,000 per month) with the remainder deferred until such time as our cash position permits payment of salary in full without interfering with Zion's ability to pursue its plan of operations, the agreement provides that Mr. Rinberg be paid $10,000 per month with the remaining amounts due on account of his salary to be deferred as described. Mr. Rinberg has agreed to defer payment of the remainder through July 1, 2009. From the effective date of the employment agreement, we have maintained (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rinberg pursuant to which we contribute amounts equal to (a) 13-1/3 percent (and Mr. Rinberg contributes an additional 5%) of each monthly salary payment, and (b) contribute an amount equal to 7.5 % of Mr. Rinberg’s salary (with Mr. Rinberg contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Rinberg can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. If during the term we were to terminate the agreement or if we were to elect to not renew the agreement at the end of a term, in either case for any reason other than "Just Cause" (as defined the Rinberg Agreement), then we are to pay to Mr. Rinberg the salary then payable under the agreement through the longer of (i) the scheduled expiration of the term as if the agreement had not been so terminated or not renewed or (ii) six months, as well as all bonuses and benefits earned and accrued through such date. Mr. Rinberg may also terminate the agreement for "Good Reason" (as defined in the Rinberg Agreement), whereupon he will be entitled to the same benefits as if we had terminated the agreement for any reason other than Just Cause. The Rinberg Agreement provides for customary protections of Zion's confidential information and intellectual property. The Rinberg Agreement also provides that Mr. Rinberg be awarded options at a per share exercise price of $0.01 to purchase 40,000 shares of the Company's common stock under the Plan, with 10,000 options vesting each 90 days, starting on January 29, 2008. On December 4, 2007, we authorized the entry by us into an Option Award Agreement pursuant to which Mr. Rinberg was granted these options (valued at a total cost of $257,328, recognized over the vesting periods) under the Plan on the terms set forth above.

Glen H. Perry. Mr. Perry is employed pursuant to a five-year personal employment agreement effective January 1, 2004 with an initial term which terminated on December 31, 2008, subject to automatic renewal unless notice of non-renewal is given per the terms of the agreement, which notice was not given. Under the terms of the agreement, Mr. Perry’s salary is $200,000 per annum. In addition, the agreement provides that Mr. Perry is to receive benefits in the form of reimbursement of insurance premiums of up to $2,000 per month, certain membership dues and certain expenses incurred in connection with the performance of his duties. The agreement also provides as follows: (i) term renewable annually following initial term to the age of 70, terminable on death, severe disability or for willful misconduct as determined by final judicial decision; (ii) upon a termination without cause, Mr. Perry will receive an amount equal to his annual salary for the remainder of the term plus six months; if such termination follows a change of control, Mr. Perry will receive an amount equal to annual salary for the remainder of the term plus 42 months; (iii) upon resignation by Mr. Perry on 90 days notice waivable by the Company, the Company shall redeem such period by payment of an amount equal to salary and benefits otherwise due during waived period; and (iv) grant of a 10% interest in the key employee long term incentive plan we intend to establish whereby a 1.5% overriding royalty or equivalent interest from future production licenses and leases shall be assigned to a separate inventive fund for key employees. Consistent with the current arrangement with the Company's senior officers where only up to 60% of their respective salaries are paid (up to $10,000 per month) with the remainder deferred until such time as the Company's cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations, Mr. Perry was paid $10,000 per month with the remaining amounts due on account of his salary to be deferred as described   As of December 31, 2008, Mr. Perry had deferred $247,000 of compensation due him under his employment agreement. Effective December 1, 2007, Mr. Perry’s salary was increased to $250,000 per annum.

William H. Avery On December 4, 2007, we entered into an Employment Agreement with William H. Avery, Zion’s Corporate Executive Vice President (the "Avery Agreement"), effective as of December 1, 2007. The Avery Agreement replaces the prior retention and compensation arrangements between Zion and Mr. Avery.

The Avery Agreement is currently in effect through December 31, 2009; thereafter, the employment agreement will be renewed automatically for successive one year terms unless either party shall advise the other 90 days before expiration of the term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Avery is paid an annual salary of $225,000, payable monthly, notwithstanding which, consistent with the current arrangement with our senior officers where only up to 60% of their respective salaries are paid (up to $10,000 per month) with the remainder deferred until such time as our cash position permits payment of salary in full without interfering with Zion’s ability to pursue its plan of operations, Mr. Avery has agreed to be paid $10,000 per month with the remaining amounts due on account of his salary to be deferred through July 1, 2009. Mr. Avery can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. If during the term we were to terminate the agreement or if we were to elect to not renew the agreement at the end of the term, in either case for any reason other than "Just Cause" (as defined the employment agreement), then we are to pay to Mr. Avery the salary then payable under the agreement through the longer of (i) the scheduled expiration of the term as if the agreement had not been so terminated or not renewed or (ii) six months, as well as all bonuses and benefits earned and accrued through such date. Mr. Avery may also terminate the employment agreement for "Good Reason" (as defined in the employment agreement), whereupon he will be entitled to the same benefits as if the Company had terminated the agreement for any reason other than Just Cause. The Avery Agreement provides for customary protections of our confidential information and intellectual property. The Avery Agreement also provides that subject to the entry into an Option Award Agreement, Mr. Avery be awarded fully vested options at a per share exercise price of $0.01 to purchase 40,000 shares of the Company's common stock under the Plan. On December 4, 2007, we authorized the entry by us into an Option Award Agreement pursuant to which Mr. Avery was granted options to purchase 40,000 shares (valued at $257,328) under the Plan on the terms set forth above.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to our non-management directors during the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards		All Other Compensation	Total
	US$ (thousands)
John M. Brown	156	(1)	—	—		—	156
James A. Barron	18		—	—		—	18
Yehezkel Druckman	18		—	—	(2)	—	18
Forrest A. Garb	18		—	—	(3)	—	18
Paul Oroian	24		—	—	(4)	—	24
Robert Render	18		—	—		—	18
Kent S. Siegel	24		—	—	(5)	—	24

(1)	Of this amount, $35,000 was paid and $121,000 was deferred through July 1, 2009 (See discussion below).

(2)
Mr. Druckman holds a director’s stock option under our 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $5.00 per share, which options were originally scheduled to expire on December 31, 2008. The expiration date was extended to December 31, 2009. These options were authorized and their terms, including exercise price, fixed on October 27, 2005 in connection with services commencing November 2005 and, accordingly, the options were valued in December 2005, notwithstanding that the award agreement was signed only in July 2006. An additional expense of $3,000 was recognized at the time of the extension grant.  The options became exercisable on July 1, 2007. The rights underlying the options vested on November 1, 2005.

(3)
Mr. Garb holds director’s stock option under our 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $5.00, which options were originally scheduled to expire on December 31, 2008. The expiration date was extended to December 31, 2009. These options were authorized and their terms, including exercise price, fixed on October 27, 2005 in connection with services commencing November 2005 and, accordingly, the options were valued in December 2005, notwithstanding that the award agreement was signed only in July 2006. An additional expense of $3,000 was recognized at the time of the extension grant.  The options became exercisable on July 1, 2007. The rights underlying the options vested on November 1, 2005.

(4)
Mr. Oroian holds a warrant, granted on October 27, 2005, exercisable commencing July 1, 2007 to purchase 25,000 shares of Common Stock, which warrant was originally exercisable through December 31, 2008. The expiration date was, extended to December 31, 2009, at $5.00 per share. The warrant vested on the grant date.  The warrants were valued at the time of issuance and an additional expense of $3,000 was recognized at the time of the termination extension.

(5)
Mr. Siegel holds a warrant, granted on October 27, 2005, exercisable commencing July 1, 2007 to purchase 25,000 shares of Common Stock through December 31, 2008, subsequently extended to December 31, 2009, at $5.00 per share.  The warrant vested on the grant date.  The warrants were valued at the time of issuance and an additional expense of $3,000 was recognized at the time of the termination extension.

Except for Mr. Brown, each director who is not a member of management received a monthly fee of  $1,500  In addition, each committee chairman, who is not a member of management, as well as the Lead Director, receives an additional $500 per month. To date additional compensation in the form of warrants or options to purchase shares of Common Stock have been awarded to non-management directors upon their appointment to the Board and at other appropriate times. Except as noted in the footnotes immediately above, all warrants and options granted to directors have been exercised or expired prior to January 1, 2007.

On January 18, 2008, we and John Brown, the Chairman of the Company's Board of Directors, entered into a Chairman of the Board Appointment Agreement (the "Chairman Appointment Agreement") pursuant to which Mr. Brown serves as the Chairman of the Board of Directors. Prior to our entry into the Chairman Appointment Agreement with Mr. Brown, Mr. Brown was employed by the Company as its Chairman pursuant to the personal employment agreement (the "Employment Agreement") that was scheduled to expire on December 31, 2008. On January 18, 2008 and prior to the entry into the Chairman Appointment Agreement, Mr. Brown and the Company entered into an Agreement of Termination, effective as of such date, whereby the Employment Agreement and all rights thereunder were terminated. The Chairman Appointment Agreement has an initial term that extends through December 31, 2009, provided that such appointment is subject to the Board's decision (in its sole discretion) to discontinue such appointment and to the rights of our stockholders under law to remove or replace Mr. Brown from the Board. Under the agreement, Mr. Brown is to be paid an annual fee of $144,000, payable monthly, provided that, consistent with the current arrangement with the Company's senior officers, he is being paid $2,000 per month with the remaining amount of each month's balance deferred until such time as our cash position permits payment of salary in full without interfering with Zion's ability to pursue its plan of operations. In addition, Mr. Brown receives $1,000 per month for rental expenses relating to an office he maintains. Mr. Brown can terminate the Chairman Appointment Agreement and the relationship thereunder at any time upon 90 business days' notice. If during the term Zion were to terminate the agreement for any reason other than "Cause" or "Disability" (as defined in the agreement), then Zion is to pay to Mr. Brown the fees then payable under the agreement through the scheduled expiration of the term as if the agreement had not been so terminated and an additional six months' monthly payment of fees. Notwithstanding the foregoing, the removal or replacement of Mr. Brown as Chairman of either or both of the Compensation Committee and the Nominating and Corporate Governance Committee shall not be deemed to be termination for any reason other than cause or disability.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

The following table sets forth information as of the close of business on March  27, 2009, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by us to own beneficially more than 5% of the outstanding shares of common stock.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 27, 2009. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 10,821,888 shares of common stock outstanding at March  27, 2009.

The address of John M. Brown, Glen H. Perry, James Barron, Robert Render, Paul Oroian, Kent S. Siegel, Forrest A. Garb, William H. Avery, Sandra Green and Martin Van Brauman is 6510 Abrams Rd., Suite 300, Dallas, TX 75214. The address of Richard J. Rinberg, and Yehezkel Druckman is 15 Bareket St., Caesarea Industrial Park, 38900 Israel.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

John M. Brown	726,000	(1)	6.7%
Richard J. Rinberg	391,833	(2)	3.6%
Glen H. Perry	491,000	(3)	4.5%
William Avery	281,334	(4)	2.6%
Martin Van Brauman	56,987	(5)	*
Sandra F. Green	7,182	(6)	*
Robert Render	100,000	)(7)	*
James A. Barron	235,572	(8)	2.2%
Kent S. Siegel	41,225	(9)	*
Paul Oroian	32,471	(10)	*
Yehezkel Druckman	25,000	(11)	*
Forrest A. Garb	25,000	(11)	*

All directors and executive officers as a group (12 members)	2,213,604	(12)	19.9%

* Less than 1%.

(1)	Includes 100,000 shares owned by Mr. Brown’s wife and 200,000 shares issued to a trust company for the benefit of Mr. Rinberg, as to which Mr. Brown disclaims beneficial ownership

(2)
Includes (a) 10,000 shares owned by Mr. Rinberg's wife; (b) 200,000 shares issued to a trust company for the benefit of Mr. Rinberg, subject to a voting proxy in favor of Mr. Brown; and (c) employee stock options awarded under the Zion 2005 Stock Option Plan to purchase 50,000 shares of common stock at $0.01 par share through December 3, 2017.  Does not include options for an additional 30,000 shares of common stock at $0.01 per share exercisable through December 3, 2017 which are scheduled to vest in 2009.

(3)
Includes (a) 30,000 shares and (b) warrants to purchase 30,000 shares at $7 per share through January 31, 2012, owned by a person with whom Mr. Perry shares a residence, of which Mr. Perry disclaims beneficial ownership

(4)
Includes (a) 12,000 shares owned by Mr. Avery's mother over which Mr. Avery holds a power of attorney and of which Mr. Avery disclaims beneficial ownership and (b) employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 40,000 shares of common stock at $0.01 per share through December 3, 2017.

(5)
Includes (a) 2,000 shares owned by two of Mr. Van Brauman’s adult children who share his residence, in which Mr. Van Brauman disclaims beneficial interest, (b) employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 20,000 shares of common stock at $5.60 per share through June 30, 2012 and (c) warrants to purchase 2,000 shares at $7 per share through January 31, 2012.

(6)	Includes employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 3,882 shares of common stock at $0.01 per share through December 3, 2017.

(7)	Includes (a) 93,000 shares owned by a trust controlled by Mr. Render and (b) 7,000 shares owned by Mr. Render's wife.

(8)
Includes (a) 45,000 shares held by trusts for Dr. Barron's children, in which shares Dr. Barron disclaims beneficial interest, (b) 56,000 shares owned by a ministry of which Dr. Barron is president and a director, and in which shares Dr. Barron disclaims any beneficial interest, and (c) warrants to purchase 50,000 shares at $7 per share through January 31, 2012, of which 10,000 of those warrants are held by the ministry previously referenced.

(9)	Includes (a) a warrant to purchase 25,000 shares of common stock through December 31, 2009 at $5.00 per share; and (b) 16,225 shares held by Mr. Siegel's wife, of which Mr. Siegel disclaims ownership.

(10)	Includes a warrant to purchase 25,000 shares of common stock through December 31, 2009 at $5.00 per share.

(11)	Includes a director’s stock option, awarded under the Zion 2005 Stock Option Plan to purchase 25,000 shares of common stock at $5.00 per share through December 31, 2009.

(12)	Includes all shares noted in notes 1-11 above;

As of March 27, 2009, our founder and Chairman John M. Brown holds proxies to vote 200,000 shares of common stock held by a trust company for the benefit of Mr. Rinberg. The proxy remains in effect through October 31, 2010. The voting agreements that were in effect with respect to approximately 3,442,329 shares of Common Stock expired on July 8, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
- Stock Options	250,549	$3.45	749,451

Equity compensation plans not approved by security holders:
- Directors Warrants (1)	50,000	$5.00	0
- Underwriter’s Warrants (2)	46,621	$8.75	0
TOTAL	347,170	$4.39	749,451

(1)
In October 2005, warrants to purchase 50,000 common shares of our stock at $5.00 per share were issued to two directors for services rendered to Zion as directors during the period 2003-2005. These warrants are exercisable at any time commencing July 1, 2007 through December 31, 2008, which date was subsequently extended to December 31, 2009.

(2)
Warrants issued to an underwriter pursuant to the terms of an underwriting agreement in connection with our initial public offering which was subject of the 2006 Registration Statement. The warrants provide for the right to purchase 46,621 shares of our common stock at   $8.75 per share. The warrants are exercisable for a period beginning November 25, 2007 and have an expiration date of September 26, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There have been no material transactions between us and any of our directors, officers, including nominees for director, except as described in the following paragraphs. Where noted, the transactions below were on terms at least as favorable as could be obtained through arm's length negotiations with third parties. Our Audit Committee Charter provides that our Audit Committee shall review for potential conflict of interest situations on an ongoing basis, shall approve all "related party transactions" required to be disclosed under SEC regulations or otherwise subject to approval by an independent body of our Board under the requirements of the NYSE Amex Exchange.

In connection with our Follow On Public Offering which ended on January 9, 2009, our President and Chief Operating Officer, Glen Perry, as of December 31, 2008, had subscribed for 12,000 Units.  In connection with the final closing held in January, Mr. Perry and Chief Legal Officer and Senior Vice President, Martin Van Brauman, subscribed for, respectively, 10,000 and 2,000 Units.  All such subscriptions were paid for through the conversion of amounts owed to them in respect of deferred salaries and other payment in the amounts of, respectively, $220,000 and $20,000.

Effective November 1, 2005, Mr. Rinberg was elected our President. In connection with this appointment, the Board, on October 27, 2005, authorized our Chairman and the Chief Executive Officer to negotiate a two-year retention agreement commencing November 1, 2005 (the "Rinberg Agreement") subject to Audit Committee review and approval and ratification by the Board. The principal element of compensation was the award of 200,000 shares of Common Stock (the "Rinberg Shares"), subject to certain pro-rated vesting requirements over the two-year retention period and voting agreement requirements. The Audit Committee approved the Rinberg Agreement on May 22, 2006 and the Board ratified such approval, following which and under the terms of the agreement, the Rinberg Shares were issued to ESOP Trust Company for Mr. Rinberg's benefit. We valued the transaction at $500,000, or $2.50 per share, which valuation has been supported by a report dated April 28, 2006, prepared by Hill, Schwartz, Spilker, Keller, LLC. The transaction was accounted for each month as payment for compensation at $20,833 per month for the twenty-four months commencing November 2005 through October 2007. We also paid the fees for certain tax advisory and related services to Mr. Rinberg in connection with his retention in the amount of $6,000.

We have extended no loans to and provided no loan guarantees in connection with extension of credit to our officers, directors, employees or promoters.

A discussion of director independence is included in Item 10 above.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed or to be billed by KPMG Somekh Chaikin for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-QSB or 10-Q, as the case may be, and services that were provided in connection with statutory and regulatory filings or engagements were $76,000 for the fiscal year ended December 31, 2008 and $134,000 for the fiscal year ended December 31, 2007.

Audit-Related Fees. The aggregate fees billed by KPMG Somekh Chaikin for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements were $73,000 for the fiscal year ended December 31, 2008 and $0 for the fiscal year ended December 31, 2007.  These fees were related to the review of S-3 filings.

Tax Fees.   The aggregate fees billed by KPMG Somekh Chaikin in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $24,000 for the fiscal year ended December 31, 2008 and $15,000 for the fiscal year ended December 31, 2007. The nature of the services performed for these fees was filing of tax returns for our Israeli branch, obtaining certain tax rulings and tax planning related to the foundations to be established.

All Other Fees.  The aggregate fees billed by KPMG Somekh Chaikin in each of the last two fiscal years for products and services other than those reported in the three prior categories were $8,000 for the fiscal year ended December 31, 2008 and $20,000 for the fiscal year ended December 31, 2007. The nature of the services performed for these fees was advisory services related to our SOX 404 documentation and in connection with the establishment of our 2005 Stock Option Plan.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

EXHIBIT INDEX
Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc.
3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC on March 28, 2008)
9.1	Rinberg-Brown Voting Agreement (incorporated by reference to Exhibit 9.4 to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)
10.1	Joseph License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 16, 2007)
10.2	Asher –Menashe License (incorporated by reference to Exhibit 10-2 to the Company’s Form 10-QSB for the quarter ended June 30, 2007 as filed with the SEC on August 20, 2007)
10.4	Executive Employment and Retention Agreements (Management Agreements)

(i) Chairman of the Board Appointment Agreement dated as of January 18, 2008, between Zion Oil & Gas, Inc. and John M. Brown (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 24, 2008)

(ii) Employment Agreement dated as of January 1, 2004, between Zion Oil & Gas, Inc. and Glen H. Perry (incorporated by reference to Exhibit 10.4(iv) to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)

(iii) Employment Agreement dated as of July 3, 2007, between Zion Oil & Gas, Inc. and Martin M. Van Brauman (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended June 30, 2007 as filed with the SEC on August 20, 2007)

(iv) Employment Agreement dated as of November 1, 2007, between Zion Oil & Gas, Inc. and Richard J. Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

(v) Retention and Management Services Agreement dated as of November 1, 2005, between Zion Oil & Gas and Richard Rinberg (incorporated by reference to Exhibit 10.4(vii) to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)

(vi) Employment Agreement dated as of December 1, 2007, between Zion Oil & Gas, Inc. and William H. Avery (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

(vii)  Employment Agreement dated February 1, 2009 between Zion Oil & Gas, Inc. and Sandra F. Green (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 5, 2009)

10.5
International Daywork Drilling Contract – Land dated as of September 12, 2008 between Zion Oil & Gas, Inc. and Aladdin Middle East Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 16, 2008)

10.6
Amendment No. 1, dated as of December 7, 2008, to International Daywork Drilling Contract – Land dated as of September 12, 2008 between Zion Oil & Gas, Inc. and Aladdin Middle East Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 16, 2008)

10.7*	Settlement Agreement dated as of January 9, 2009, between Zion Oil & Gas, Inc. and Philip Mandelker
10.8	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)
23.1*	Consent of Lane Gorman Trubitt, L.L.P.
23.2*	Consent of Somekh Chaikin, independent registered public accounting firm, a member of KPMG International

24.1*	Power of Attorney
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Sandra F. Green
	Richard J. Rinberg		Sandra F. Green,
	Chief Executive Officer (Principal Executive Officer)		Senior Vice-President (Principal Financial Officer)
Date:	March 30, 2009	Date:	March 30, 2009

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

*	Chairman of the Board	March 30, 2009
John M. Brown

*	Chief Executive Officer and Director	March 30, 2009
Richard J. Rinberg

*	President, Chief Operating Officer and Director	March 30, 2009
Glen H. Perry

*	Executive Vice President, Treasurer and Director	March 30, 2009
William H. Avery

*	Chief Legal Officer, Senior Vice President,	March 30, 2009
Martin M. Van Brauman	Secretary and Director

*	Director	March 30, 2009
Robert Render

*	Director	March 30, 2009
Yehezkel Druckman

*	Director	March 30, 2009
Forrest A. Garb

*	Director	March 30, 2009
Paul Oroian

*	Director	March 30, 2009
Kent S. Siegel

*	Director	March 30, 2009
James (Andy) Barron

* By:	/s/ Richard J. Rinberg
Richard J. Rinberg, Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zion Oil & Gas, Inc.

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2008 and 2007 and for the period from April 6, 2000 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, and cash flows for the period from April 6, 2000 (inception) to December 31, 2008 include amounts for the period from April 6, 2000 (inception) to December 31, 2008 and for each of the years in the four year period ending December 31, 2004 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from April 6, 2000 (inception) through December 31, 2004 is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and for the period April 6, 2000 (inception) to December 31, 2008, in conformity with U.S generally accepted accounting principles.

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
March 30, 2009

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

As described in the first paragraph in Note 1C to the 2008 financial statements, the financial statements for all periods from April 6, 2000 (inception) until December 31, 2004 were previously restated.

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

/s/

Lane Gorman Trubitt, L.L.P.
Dallas, Texas
April 15, 2005, except for the first
paragraph in Note 1C as to
which the date is July 26, 2006

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	December 31	December 31
	2008	2007
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	1,726	4,590
Prepaid expenses and other	523	61
Deferred offering costs	14	-
Refundable Value-Added Tax	26	65
Total current assets	2,289	4,716

Unproved oil and gas properties, full cost method	5,246	2,590

Property and equipment
Net of accumulated depreciation of $60,000 and $33,000	83	73

Other assets
Assets held for severance benefits	58	42

Total assets	7,676	7,421

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	117	128
Accrued liabilities	223	172
Deferred officers compensation – short term	1,487	1,017
Total current liabilities	1,827	1,317

Provision for severance pay	174	316

Deferred officers' compensation	120	-

Total liabilities	2,121	1,633

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, par value $.01; 30,000,000 shares authorized:
2008 – 10,541,563 shares and 2007 – 10,120,893 shares
issued and outstanding	105	101
Additional paid-in capital	29,855	26,074
Deficit accumulated in development stage	(24,405)	(20,387)
Total stockholders’ equity	5,555	5,788

Total liabilities and stockholders' equity	7,676	7,421

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	1,015	1,209	5,094
Salaries	1,663	1,475	5,708
Other	1,397	1,074	3,654
Impairment of unproved oil and gas properties	-	9,494	9,494
Loss from operations	(4,075)	(13,252)	(23,950)

Other expense, net
Termination expenses of offerings	(20)	-	(527)
Other income, net	-	4	4
Interest income, net	77	201	68

Loss before income taxes	(4,018)	(13,047)	(24,405)
Income taxes	-	-	-

Net loss	(4,018)	(13,047)	(24,405)

Net loss per share of common stock - basic and diluted (in US$)	(0.39)	(1.34)	(4.22)

Weighted-average shares outstanding – basic and diluted (in thousands)	10,193	9,712	5,779

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)

							Deficit
						Additional	Accumulated
	Preferred Stock			Common Stock		Paid-in	in development
	Shares	Amount		Shares	Amount	capital	stage	Total
	Thousands	US$ thousands		Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares in connection with executive employment	-	-		50	1	49	-	50

Issuance of share on warrants exercise	-	-		165	2	31	-	33

Issuance of dividend shares to record holders as of December 31, 2002	4	* -		-	-	* -	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -		-	-	105	-	105
for reduction of accounts payable	5	* -		-	-	45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -		-	-	10	-	10

Payment of account payable through issuance of shares and warrants	* -	* -		-	-	1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)	*	(-)	763	7	(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-	-		33	* -	99	-	99
for reduction of accounts payable	-	-		3	* -	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-	-		25	* -	25	-	25
for reduction of accounts payable	-	-		124	1	142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-	-		63	1	82	-	83

Payment of account payable through issuance of shares	-	-		80	1	139	-	140

Costs associated with the issuance of shares	-	-		-	-	(58)	-	(58)

Value of warrants granted to employees	-	-		-	-	47	-	47

Deferred financing costs on debt conversions / modifications	-	-		-	-	(10)	-	(10)

Net loss	-	-		-	-	-	(873)	(873)
Balances as at December 31, 2003	-	-		4,859	48	1,751	(1,488)	311
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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	405	4	4,040		4,044
For debt	12	*-	120		120

Value of warrants and options granted to employees	-	-	266	-	266

Value of options granted to directors and consultants	-	-	44	-	44

Value of shares granted to employees	4	*-	25	-	25

Value of shares gifted to employees	-	-	101	-	101

Costs associated with the issuance of shares	-	-	(815)		(815)

Net loss	-	-	-	(4,018)	(4,018)
Balances December 31, 2008	10,542	105	29,855	(24,405)	5,555

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(4,018)	(13,047)	(24,405)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	29	16	66
Officer, director and other fees, paid via common stock	126	475	2,265
Cost of warrants issued to employees, directors & others	310	416	1,284
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	4	4
Impairment of unproved oil and gas properties	-	9,494	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(462)	(40)	(523)
Increase in deferred offering costs	(14)	-	(14)
Refundable value-added tax	39	(55)	(26)
Severance pay, net	(158)	223	116
Accounts payable	(11)	(134)	760
Accrued liabilities	51	(330)	224
Increase(decrease) in deferred officers' compensation (net)	710	(534)	1,727
Net cash used in operating activities	(3,398)	(3,512)	(8,354)

Cash flows from investing activities
Acquisition of property and equipment	(39)	(48)	(153)
Investment in oil and gas properties	(2,656)	(3,438)	(14,890)
Net cash used in investing activities	(2,695)	(3,486)	(15,043)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	(107)	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	4,044	9,352	27,819
Costs associated with the issuance of shares	(815)	(1,027)	(3,285)
Net cash provided by financing activities	3,229	8,218	25,123

Net increase (decrease) in cash	(2,864)	1,220	1,726
Cash – beginning of period	4,590	3,370	-
Cash – end of period	1,726	4,590	1,726

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2008	2007	2008
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	1	58
Cash paid for income taxes	-	-	-

Non-cash operating, investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	-	-	950
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	120	235	820
Shares issued for services provided by officer	-	208	500
Value of warrants and options granted to employees	266	337	1,108
Value of warrants and options granted to directors and consultants	44	-	77
Value of warrants granted to underwriters	-	79	99
Value of shares granted to employees	25	25	50
Value of shares gifted to directors, employees and service providers	101	7	255
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	150	150

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

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

The Company currently holds two petroleum exploration licenses granted pursuant to the Petroleum Law as follows:

(1)  The “Asher-Menashe License” which covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

(2)  The “Joseph License” which covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 well and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit.  Under the terms of the Joseph License, the Company must commence the drilling of a well to a depth of at least 4,500 meters (about 14,850 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

In the event of a discovery on either of the licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested.  Despite the encouraging, but inconclusive results, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007. See Note 2C.

On September 12, 2008, the Company entered into a drilling contract with Aladdin pursuant to which Aladdin is arranging for the transportation into Israel of its 2,000 horsepower rig to be used in the drilling contemplated by the Company’s business plan. The Company expects the rig to arrive in Israel and clear customs in April 2009, subject to the issuance by the Israel Ministry of Interior of certain routine permits needed for the issuance of the visas to the rig crew. It is anticipated that once the rig clears customs, it will require approximately two weeks to rig up and be ready for drilling. The contract was subsequently amended on December 15, 2008, as described below, to provide for the purchase by the Company of certain drill pipe to be offset against certain amounts due and to become due from the Company to Aladdin.

The contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. To date, the Company has paid Aladdin $475,000 on account of mobilization fees.   Under the terms of the recent amendment, the remaining $200,000 payment will be offset against the amount paid by the Company for the drilling and no additional cash outlay will be due upon mobilization The contract, as amended, provides for a demobilization fee of $550,000, provided, that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As of this date, Aladdin has not entered into a contract with another operator in Israel so Zion is still solely responsible for the full amount of the demobilization fee.  As security for these and related fees, the contract provides that within 10 days after written notice by Aladdin of the mobilization of the drilling rig, the Company provide a letter of credit to Aladdin in the amount of $550,000 (reduced from the original $675,000). The letter of credit is to be returned to the Company upon Aladdin’s receipt of all amounts to which it is entitled under the contract. The contract also provides for termination fees of $1,225,000, less any amounts previously paid to Aladdin, if the Company terminates the contract.  In the event that Aladdin is unable to mobilize the drilling rig by June 30, 2009, the Company is entitled to terminate the contract without any further obligation or payment under the contract.  Under the terms of the amendment entered into in December 2008, the Company has purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin has agreed that the amounts expended by the Company for the drilling pipe will be offset against payments to be due from the Company to Aladdin, as well as by the waiver by Aladdin of the remaining $200,000 in mobilization fees payable to it.

No assurance can in fact be given that the Company will in fact be able to rig up and commence the other drilling related activities immediately following the release of the rig from Israeli customs.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

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

B.           Management Presentation and Liquidity

Between September 2004 and through September 2006, the Company raised capital through debt and private offerings and the exercise of outstanding warrants.  During 2006, $1,934,000 was raised in private equity financings and warrant exercises, as described below.

On January 25, 2006 the Company filed the 2006 Registration Statement for a public offering on a “best efforts” basis (the “Public Offering”) of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450,000 (350,000 shares) and a maximum of $14,000,000 (2,000,000 shares). The 2006 Registration Statement was declared effective by the SEC on September 26, 2006. On December 29, 2006, the Company completed the first closing of its 2006 Public Offering in which it accepted subscriptions in the amount of $3,059,000 in consideration of the issuance of 436,907 shares of common stock.  Between January 1 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587,000 bringing the total amount raised in the 2006 Public Offering through its termination following the May 25, 2007 closing to $12,645,000.

On February 1, 2008, the Company filed the 2008 Registration Statement with the SEC in connection with a public offering (the “Follow On Public Offering”) of 2,500,000 Units consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10.  The Follow On Public Offering had a minimum closing requirement of $3,250,000 (325,000 Units).  The 2008 Registration Statement, as subsequently amended, was declared effective on May 14, 2008, whereupon the Follow On Public Offering commenced and continued through the scheduled expiration date of January 9, 2009.  On October 24, 2008, the Company held an initial closing on the Follow On Public Offering of 350,994 Units ($3,510,000).  The Company held a subsequent closing on December 2, 2008 of 65,510 units ($655,000, of which $120,000 was debt conversion).  A final closing was held on January 16, 2009 for 249,839 Units ($2,498,000, of which $120,000 was debt conversion and approximately $6,000 was in settlement of fees due to two service providers).  The total amounts raised in the Follow On Public Offering were $6,663,000, with $6,417,000 in cash and $240,000 in debt conversions and approximately $6,000 in settlement of service provider fees.  These amounts were before the deduction of $513,000 paid to the underwriters for commissions and expenses and $502,000 in deferred offering costs.

On January 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holder of the Company’s common stock of up to 4.2 million shares of the Company’s common stock. (See Note 9)

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  See Note 2C for a discussion of the Company recording an impairment of unproved oil and gas properties following the cessation of operations on the Ma’anit #1 well and the formal relinquishment of the Ma’anit-Joseph License in June 2007.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

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

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations.  The appropriateness of using the going concern basis is dependent upon the Company’s ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. Management is of the opinion that the equity funds raised by the Company and its Follow On Public Offering (see Note 1B and Note 5C) will not be sufficient to finance its full plan of operations, as described, through the end of 2009.  To carry out our full plan of operations, the Company must raise additional funds in the proposed rights offering and the deferring officers and employees must continue to defer some of the monies due them and continue to accept partial payment of their currently due salaries.

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

Transactions in foreign currency (primarily in New Israeli Shekels – “NIS”) are recorded at the exchange rate as of the transaction date except for activities relating to balance sheet items which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise

B. Cash and Cash Equivalents

The Company maintains cash balances at two banks with one bank (FDIC insured) located in the United States and one bank located in Israel. The balance of the Company’s cash is maintained in a money market mutual fund that is subject to all of the requirements of Rule 2a-7 under the Investment Company Act of 1940, as amended.  The fund’s portfolio maturity does not exceed 90 days.  For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.           Oil and Gas Properties and Impairment

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

The Company’s oil and gas property represents an investment in an unproved property and a major development project on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  A further impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information, but has not occurred since July 2007.  The total net book value of the unproved oil and gas properties under the full cost method is $5,246,000 at December 31, 2008.  Management assessed the recoverability of this asset on a quarterly basis during 2008 and recorded no impairment charges on this asset in 2008.  However, it is reasonably possible that the Company’s determination that the unproved oil and gas properties are not impaired could change in the near term should oil prices continue to decrease or should drilling costs, completion costs, facility costs or other associated overhead costs increase dramatically beyond what the Company has projected.

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

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  Considering the desire to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2, the Company decided to cease operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquish the Ma’anit-Joseph License.  The Company is currently using the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well will be directionally drilled from that point to penetrate the middle and the lower Triassic, which is still considered highly prospective by the Company.  In addition, the Company intends to drill down to the Permian section of the upper Paleozoic formation.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

C. Oil and Gas Properties and Impairment (cont’d)

Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 83,272 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled, which license was subsequently granted on October 11, 2007.  As a result of the abandonment of the Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded an impairment of $9,494,000 to its unproved oil and gas properties.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses: (a) The Joseph License, in respect of which the drilling of a well is under way (See Note 1A); and (b) the Asher-Menashe License, in respect of which planning and preparations are underway for a well, the Elijah #3.

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494,000 impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $2,656,000, $3,588,000 and $5,246,000 for the years ended December 31, 2008, 2007 and from inception (April 6, 2000) to December 31, 2008, respectively. (See Note 4).

D. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over their estimated useful lives of three to fourteen years.  Depreciation charged to expense amounted to $29,000, $16,000 and $66,000 for the years ended December 31, 2008, 2007 and for the period from April 6, 2000 (inception) to December 31, 2008, respectively.

E. Assets held for severance benefits

Assets held for employee severance benefits represent contributions to severance pay funds and cash surrender value of life insurance policies that are recorded at their current redemption value.

F. Costs Associated with Public and Private Equity Offerings

Costs associated with each specific private or public equity offering are accumulated until either the closing of the offering or its abandonment.  If the offering is abandoned, the costs are expensed in the period the offering is abandoned.  If the offering is completed and funds are raised, the accumulated costs are recorded as a reduction to the paid-in capital attributable to the equity offering. Financing costs not attributable to any specific offering are charged to expense as incurred. Costs associated with public and private equity offerings charged to additional paid in capital amounted to $815,000, $1,027,000 and $3,285,000 for the years ended December 31, 2008, 2007 and for the period April 6, 2000 (inception) to December 31, 2008, respectively.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

G. Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of unproved oil and gas properties, deferred tax assets and legal contingencies.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  We adjust such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

H. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.  The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statement of operations.

I. Environmental Costs

Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.  Company management believes that no costs are presently probable and thus no provision has been made.

J. Net Loss per Share Data

Basic and diluted net loss per common share is presented in conformity with SFAS No. 128 “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of 763,574, and 411,795 common stock equivalents in 2008 and 2007, respectively, would be anti-dilutive.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

K. Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the Company has recognized compensation cost for awards granted beginning January 1, 2006, based on the Black-Scholes option-pricing method.

The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures.

L.	Recently Issued Accounting Pronouncements

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

L.	Recently Issued Accounting Pronouncements (cont’d)

4.           FSP FAS 142-3 – Determination of the Useful Life of Intangible Assets (FAS 142-3)

In April 2008, FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”) was issued.  FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FAS 142-3’s intent is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principles.  It shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.

The Company does not expect the adoption of FAS 142-3 to have a material impact on its balance sheet or statement of operations.

5.           FSP APB 14-1 – Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (APB 14-1)

In May 2008, FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“APB 14-1”) was issued clarifying that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, it specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The Company is evaluating the effect, if any, of the adoption of APB 14-1 on its balance sheet or statement of operations

6.           FSP EITF 99-20-1 – Amendments to the Impairment Guidance of EITF Issue No. 99-20 (EITF 99-20-1)

In January 2009, the FASB amended the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20-1”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.

The Company is evaluating the effect, if any, of the adoption of EITF 99-20-1 on its balance sheet or statement of operations

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

L.	Recently Issued Accounting Pronouncements (cont’d)

 7.           EITF 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5)

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.

The Company is evaluating the effect, if any of the adoption of EITF 07-5 on its balance sheet or statement of operations.

M.	Recently Adopted Accounting Pronouncements

1.	SFAS 157 – Fair Value Measurements (SFAS 157)

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions FASB SFAS No. 157, Fair Value Measurements (“SFAS 157”) for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB Staff Position SFAS 157-2, Effective Date of FASB SFAS No. 157 (“SFAS 157-2) delays the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Zion does not currently have any assets or liabilities of this nature.

On January 1, 2009, the Company will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not believe the adoption of this standard will have any significant impact on its balance sheet or statement of operations.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

M.	Recently Adopted Accounting Pronouncements (cont’d)

1.	SFAS 157 – Fair Value Measurements (SFAS 157) (cont’d)

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“SFAS 157-3”) which was effective immediately.  SFAS 157-3 clarifies the application of SFAS 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by SFAS 157-3 in its application of SFAS 157 during 2008.

Zion has no financial instruments for which it needs to show the fair value as of December 31, 2008 or 2007.

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

3.           SAB 110 – Share Based Payments (SAB 110)

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

4.           SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  It became effective on November 15, 2008, which was 60 days following the approval by the SEC of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 2 - Summary of Significant Accounting Policies (cont’d)

M.	Recently Adopted Accounting Pronouncements (cont’d)

4.           SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles (SFAS 162) (cont’d)

The Company does not expect the adoption of SFAS 162 to have a material impact on its balance sheet or statement of operations.

Note 3 – Provision for Severance Pay

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

C.
The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date.  Employees are entitled to one month’s salary for each year of employment, or a portion thereof.  Certain senior executives are entitled to receive additional severance pay.  The Company’s liability for all of its Israeli employees is partly provided by monthly deposits for insurance policies and by an accrual.  The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits/loss accumulated up to the balance sheet date.  The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli Severance Pay Law or labor agreements.  The value of the deposited funds is based on the cash surrender value of these policies.

D.	The expenses in respect of severance pay for the years ended December 31, 2008 and 2007 and the period from April 6, 2000 to December 31, 2008 amounted to $(93,000), $85,000 and $43,000 respectively.

E.	Withdrawals from the funds may be made only upon termination of employment.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 3 – Provision for Severance Pay (cont’d)

F.
As of December 31, 2008, the Company has a provision for severance pay of $174,000.  The balance at December 31, 2007 was $316,000, of which all was long-term. As of December 31, 2008 and 2007, the Company has $58,000 and $42,000 respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	Year ended December 31 2008	Year ended December 31 2007
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	3,641	2,035
Capitalized salary costs	582	145
Legal costs and license fees	684	220
Other costs	339	190
	$5,246	$2,590

Impairment of unproved oil and gas properties comprised as follows:

	Year ended December 31 2008	Year ended December 31 2007	Period from April 6, 2000 (inception) to December 31, 2008
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	7,959	7,959
Capitalized salary costs	-	683	683
Legal costs and license fees	-	509	509
Other costs	-	343	343
	-	9,494	9,494

Note 5 - Stockholders’ Equity

A.           Private Placement Offerings

During 2000, John Brown purchased 2,400,000 shares at the then current par value ($0.001 per share) on his behalf and on behalf of 25 other founding shareholders. Between January 1, 2001 and December 31, 2004, the Company raised $3,125,000 in private placements from the sale (adjusted for the reincorporation merger on July 9, 2003) of 1,830,298 shares of common stock and:  (i) warrants with an original expiration date of December 31, 2004 to purchase 275,833 shares of common stock at $1.00 per share; (ii) warrants with an original expiration date of December 31, 2004 to purchase 411,770 shares of common stock at $1.50 per share; and (iii) warrants with an original expiration date of December 31, 2006 to purchase 181,500 shares of common stock at $5.00 per share. The December 31, 2004 warrant expiration date was extended to January 31, 2005 by which date the warrants were exercised.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 5 - Stockholders’ Equity (cont’d)

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

During 2006, the Company (i) raised $489,000 from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $291,000 in consideration of services; (iii) issued 175,357 shares of common stock for $877,000 upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105,000 upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $172,000 upon the exercise of “D” warrants. (See Note 5G).

B.           Initial Public Offering

On December 29, 2006, the Company completed its first closing of the 2006 Public Offering in which it accepted subscriptions in the amount of $3,059,000 in consideration of the planned issuance of 436,907 shares of common stock. Between January 1, 2007 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587,000, bringing the total amount raised in the 2006 Public Offering through May 25, 2007 to $12,645,000.  The offering terminated on May 25, 2007.  (See Note 8G)

C.           Follow on Public Offering

On February 1, 2008, the Company filed the 2008 Registration Statement with the SEC for an offering of a minimum of 325,000 Units, on a "best efforts, all or none" basis, and a maximum of 2,500,000 Units, at $10.00 per Unit for aggregate gross proceeds to the Company of $3,250,000 and $25,000,000. Each Unit offered in the Follow On Public Offering consisted of (i) one share of common stock and (ii) one warrant (the "Unit Warrant") to purchase one share of common stock at a per share exercise price equal to $7.00.  (See Note 5G)  The Follow On Public Offering was made through Brockington Securities, Inc. and other licensed broker/dealers. The 2008 Registration Statement was declared effective by the SEC on May 14, 2008, whereupon our offering commenced and continued through the scheduled expiration date of January 9, 2009.

Between October 24, 2008 and December 31, 2008, the Company raised gross proceeds in the Follow On Public Offering of $4,165,000, including $120,000 debt conversion.  After deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $324,000 and the deduction of $491,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs), the Company received net proceeds of $3,230,000 in the Follow On Public Offering through December 31, 2008.  In January 2009, the Company raised an additional $2,498,000, including $120,000 debt conversion and approximately $6,000 in settlement of fees due to two service providers.  Total gross proceeds raised in the Follow On Public Offering were $6,663,000, including $240,000 of debt conversions made by two senior officers/directors of deferred amounts due to them and approximately $6,000 payments of fees to service providers. The Company issued, in respect of the total amounts raised, 666,343 units of our securities (641,768 for cash and 24,575 for debt conversions and payments of fees to service providers)

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 5 - Stockholders’ Equity (cont’d)

D.           2005 Stock Option Plan

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

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows:  (a) with two directors each for the purchase of 25,000 shares of common stock at an exercise price of $5.00 per share (50,000 shares in the aggregate) through December 31, 2008 at a value of $59,000 in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options became exercisable commencing on July 1, 2007); (b) with one employee (who resigned effective June 1, 2007) for the purchase of 80,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (of these, options to purchase 26,667 shares of common stock vested on January 1, 2007 at a value of $65,000 charged to the Company according to the vesting period, with an adjustment recorded at the termination date of June 1, 2007;  the remaining non-vested options to purchase 53,333 shares of common stock were cancelled upon the resignation of the officer in accordance with the terms of the award agreement; the vested options were not able to be exercised prior to July 1, 2007); and (c) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the date the award agreement was signed, and on October 1, 2006, on October 1, 2007 and October 1, 2008 at a value of $97,000 that will be charged according to the vesting periods, and the options exercisable commencing July 1, 2007). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the grant date and (c) the value of the options were initially accounted for during December 2005. Compensation expense was recorded commencing December 2005 based on the fair value of the options at that time.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 5 - Stockholders’ Equity (cont’d)

D.           2005 Stock Option Plan (cont’d)

During November 2008, the expiration date for the awards detailed in (a) above, that were to have expired on December 31, 2008, were extended to December 31, 2009.  All other terms of the award were unchanged.  An additional expense of approximately $22,000 was recorded as an adjustment to the original expense recognized.

On July 1, 2007, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 50,000 shares of common stock at an exercise price of $5.60 per share through December 31, 2012 (these options will vest in three tranches – 20,000 on June 30, 2008; 15,000 on June 30, 2009 and 15,000 on June 30, 2010, at a value of $126,000 that will be charged according to the vesting periods).

On December 4, 2007, award agreements under the 2005 Stock Option Plan were entered into as follows:  (a) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $257,000 (these options vest in four equal tranches of four vesting periods of 10,000 shares each, on January 29, 2008, April 28, 2008, July 27, 2008 and October 25, 2008); (b) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $257,000 (the rights to these options vested on the date of the award); and (c) with one employee for the purchase of 3,882 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $25,000 (the rights to these options vested on the date of the award).

E.            Fair Value of Warrants and Options

The Company has reserved 763,574 shares of common stock as of December 31, 2008 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at December 31, 2008 and 2007. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise	Number of	Expiration	Warrants or
	price	Shares	Date	Options
To non-employees
	8.75	46,621	September 26, 2009	Warrants
To employees and directors
	5.00	50,000	December 31, 2009	Warrants
	5.00	50,000	December 31, 2009	Options
	5.00	66,667	December 31, 2010	Options
	5.60	50,000	December 31, 2012	Options
	0.01	83,882	December 3, 2017	Options
To investors
	7.00	416,404	January 31, 2012	Warrants
	5.81*	763,574
*  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 5 - Stockholders’ Equity (cont’d)

E.            Fair Value of Warrants and Options (cont’d)

	Number of	Weighted Average
	shares	exercise price
		US$
Granted from April 6, 2000 (inception) to December 31, 2006 to:

Employees, officers and directors as part compensation	1,750,936	1.73
Underwriters (in connection with IPO)	11,590	8.75
Private placement investors and others	1,105,492	2.84
Expired/canceled	(587,726)	2.68
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2006	296,215	5.18
Granted during 2007 to:
Employees, officers and directors as part compensation	133,882	2.10
Underwriters (in connection with IPO)	35,031	8.75
Expired/Canceled	(53,333)	5.00
Outstanding, December 31, 2007	411,795	4.50
Granted during 2008 to:
Investors in Follow On Public Offering	416,404	7.00
Expired	(64,625)	5.15
Outstanding, December 31, 2008	763,574	5.81

Exercisable, December 31, 2008	317,170	4.27

The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 was approximately $0, $0 and $313,000, respectively.

The following table summarizes information about stock warrants and options outstanding as of December 31, 2008:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	exercise price	exercise price	Outstanding	life (years)	exercise price
US$			US$	US$			US$

-	-	-	-	0.01	83,882	8.93	0.01
-	-	-	-	5.00	100,000	1.00	5.00
7.00	416,404	3.08	7.00	5.00	66,667	2.00	5.00
5.60	30,000	5.00	5.60	5.60	20,000	4.00	5.60
-	-	-	-	8.75	46,621	0.74	8.75
5.60-7.00	446,404		6.91	0.01-8.75	317,170		4.27

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 5 - Stockholders’ Equity (cont’d)

E.  Fair Value of Warrants and Options (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
			2000 (inception) to
	2008	2007	December 31, 2008
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	6.13	3.00 – 6.13
Dividend yields	-	-	-
Expected volatility	-	40.0%	28.2% - 56.37%
Risk-free interest rates	-	3.89-4.90%	2.1% - 5.15%

Expected lives	-	4.63 years	1.74 – 4.63 years

Weighted-average grant date fair market value	-	2.83	0.76 - 2.83

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
			2000 (inception) to
	2008	2007	December 31, 2008
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	5.00	8.75	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	49.63%	40.0%	32.2% - 99.8%
Risk-free interest rates	.53%	5.50%	2.8% - 5.50%

Contractual lives	1.12 years	3 years	0.56 – 3.17 years

Average grant date fair market value	0.44	1. 75	0.68 – 2.74

The expiration date for 50,000 warrants previously granted to two directors was extended from December 31, 2008 to December 31, 2009 and an expense of $22,000 was recorded as an adjustment to the original expense recognized.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 5 - Stockholders’ Equity (cont’d)

E.  Fair Value of Warrants and Options (cont’d)

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2008 and 2007 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

In 2007 and prior, due to the lack of sufficient history of the Company’s stock volatility, the Company estimates its own expected stock volatility based on the historic volatility for other oil exploration companies.  In 2008, the Company’s stock volatility was based on actual trading by the Company’s stock.

F.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the years ended December 31, 2008, 2007 and from April 6, 2000 (inception) to December 31, 2008 amounted to $266,000, $337,000 and $1,160,000, respectively.

As of December 31, 2008, there was $28,000 of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
For the year ended December 31, 2009	22
For the year ended December 31, 2010	6
28

G. Warrant Descriptions

Through the balance sheet date the Company issued nine different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

	Period of Grant	Exercise Price US$	Expiration Date
A Warrants	January 2001 – December 2001	1.00	January 31, 2005
B Warrants	November 2001 – February 2003	1.50	January 31, 2005
C Warrants	July 2003 – March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 – August 2004	3.00	December 31, 2006
D Warrants	September 2004 – April 2005	4.00	December 31, 2006
E Warrants	September 2004 – June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	* December 31, 2008
G Warrants	December 2005 – January 2006	5.50	December 31, 2008
H Warrants	December 2006 –May 2007	8.75	September 26, 2009
Unit Warrants	October 2008 – December 2008	7.00	January 31, 2012
*  Subsequently extended to December 31, 2009 for some of this class of warrants

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 5 - Stockholders’ Equity (cont’d)

G. Warrant Descriptions (cont’d)

Other than price and date details, all of the warrants, except for the Unit Warrants, were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants were not exercisable before November 25, 2007, which was six months following the final closing date of the 2006 Public Offering (See Note 5B).  The Unit Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant during the Company’s Follow On Public Offering (See Note 1B and Note 5C).  On February 9, 2009, which date is 30 days after the termination date of the offering, the Unit split into its two components.  The warrant became exercisable as of February 9, 2009.

H. Gift Shares

During the third quarter of 2007, three employees received 1,042 registered shares from one of the executive officers.  The related cost of $7,000 was charged to the statement of operations and credited as additional paid in capital.

During the fourth quarter of 2008, sixteen persons who were either employees, vendors or other affiliates of the company received a total of 15,600 shares.  Since the gift was being issued from shares that were subject to 144 restrictions, held by one of the executive officers, the shares were transferred with the restrictive legend affixed.  Recipients can seek the removal of this restriction on an individual basis as the donor had held the shares in excess of the required time period under Rule 144.  The related cost of $101,000 was charged to the statement of operations and credited as additional paid in capital.

Note 6 - Related Party Transactions

As of December 31, 2008 and 2007, amounts of $1,607,000 and $1,017,000 are payables to officers and directors of the Company for salaries and fees, of which $120,000 was classified as long-term in 2008. In respect of these amounts, such officers have committed to defer payments of these sums until at least July 1, 2009, subject to partial earlier payment in certain circumstances.

In connection with the Follow On Public Offering, two of the Company’s senior officers purchased Units in the Units Offering through the conversion of amounts owed to them in respect of deferred salaries and other payments in the aggregate amount of $140,000.

Under an agreement with a former executive officer of the Company whose employment with the Company expired on December 31, 2008, entered into in January 2009, the Company will be making payments against his deferred amounts under a settlement agreement related to $283,000 in total deferred compensation at December 31, 2008 (included in the amounts reflected above).  (See Note 9)

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 6 - Related Party Transactions (cont’d)

A. Richard J. Rinberg

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

In March 2007, upon the resignation of the previous Chief Executive Officer (“CEO”) of the Company, Mr. Rinberg was appointed to the position of CEO under his existing Retention Agreement.  Effective November 1, 2007, the Company entered into an employment agreement with Mr. Rinberg, effective through December 31, 2008 with automatic extensions.  This agreement automatically extended for a two year term, per the terms of the agreement, through December 2010.

Note 7 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	As of December 31,
	2008	2007
	US$ thousands
Deferred tax assets:
Net operating loss carryforwards	$7,218	$5,967
Other	643	524
Total gross deferred tax assets	7,861	6,491
Less valuation allowance	(7,846)	(6,489)
Net deferred tax assets	15	2

Deferred tax liabilities:
Property and equipment	(15)	(2)
Total gross deferred tax liabilities	(15)	(2)

Net deferred tax asset	$-	$-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $21,228,000 prior to the expiration of some of the net operating loss carryforwards between 2021 and 2028. Based upon the level of historical taxable losses since the Company’s inception, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carryforwards and thus, full valuation allowances have been recorded at December 31, 2008 and 2007.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 7 – Income Taxes (cont’d)

At December 31, 2008, the Company has available federal net operating loss carryforwards of approximately $21,228,000 to reduce future U.S. taxable income. These amounts expire from 2021 to 2028. The Company’s ability to utilize the net operating loss carryforwards prior to 2007 are limited pursuant to the Internal Revenue Code §382 as a result of a prior ownership change. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. The Company determined that there was an ownership change as of December 31, 2006.  The utilization of tax loss carryforwards in the amount of $5,339,000, generated prior to the date of the ownership change, are limited to an amount of $2,584,000 per year, with the remaining $15,889,000 of tax loss carryforwards not being limited.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed.  Tax losses can be carried forward indefinitely.  At December 31, 2008, the Company has available net operating loss carryforwards of approximately $18,931,000 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax expense on pre-tax reported income (loss) and the actual income tax expense:

	For the year ended December 31,
	2008	2007
	US$ (thousands)

Pre-tax loss as reported	$(4,018)	$(13,047)

U.S. statutory tax rate	34%	34%
Theoretical tax expense	$(1,366)	$(4,436)
Increase (decrease) in income tax expense resulting from:
Permanent differences	9	143
Change in valuation allowance	1,357	4,293
Income tax expense	$-	$-

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As of January 1, 2007 and  2008 and for the years ended December 31, 2007 and 2008,  the Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and do not believe there will be any significant increases or decreases within the next twelve months.  No interest or penalties have been accrued at January 1, 2007 and for the years ended December 31, 2007 and 2008.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2005.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 7 – Income Taxes (cont’d)

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2004 tax year can be regarded as final.

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

B.           Royalty Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At December 31, 2008 or 2007, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.           Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of December 31, 2008 or 2007, the Company did not have any outstanding obligation in respect of the plan.

D.           Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally.  A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).  At December 31, 2008 or 2007, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 8 - Commitments and Contingencies (cont’d)

E.           Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1 and plans to drill the Ma’anit-Rehoboth #2 are held under long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations has been granted to the Company by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law. On August 14, 2008, the Authority granted the required permission for a two year period (which period may be extended), subject to our paying a one-time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $14,200).  The use fee has been paid, the agreement executed and the bank guarantee provided.

F.           Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,352,000 on an annual basis. All of these officers and employees have agreed to defer a portion of their pay through July 1, 2009 (See Note 6)   During the year ended December 31, 2008, no amounts previously deferred were paid to executives and employees but $140,000 was settled through a payment in stock as part of the Company’s Follow On Public Offering.

G.           Underwriting Agreement

Pursuant to an underwriting agreement, the Company agreed to pay to Network 1 Financial Securities, Inc., the underwriter of the Company’s Public Offering (the “Underwriter”), a financial advisory and investment banking fee for an aggregate amount of $60,000 (“the advisory fee”) pursuant to a two year investment banking/consulting agreement to be entered following and effective upon the closing of the Public Offering in a minimum aggregate amount of $4,000,000 (the “effective date).  The advisory fee was due in full upon the effective date.  Following the second closing of the 2006 Public Offering on January 29, 2007, this fee was paid in full.

In addition, pursuant to the Underwriting Agreement, the Underwriter was to receive warrants (“H” warrants) to purchase a number of shares of the Company’s common stock in an amount equal to 3% of the number of shares of common stock sold in the 2006 Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price).  The H warrants became exercisable on November 25, 2007 and are scheduled to expire on September 26, 2009. Pursuant to this undertaking, the Company issued 46,621 H Warrants (See Note 5G) to purchase shares at a price of $8.75 of the Company’s common stock.

In January 2008, in connection with the filing of the 2008 Registration Statement in connection with the Follow On Public Offering, the Company entered into an underwriting agreement with Network 1 Financial Securities, Inc. (the “January 2008 Underwriting Agreement”).  The January 2008 Underwriting Agreement provided for a two year extension to the existing investment banking/consultant agreement for an additional fee of $60,000, payable upon the closing of the offering in a minimum aggregate amount of $5,000,000.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 8 - Commitments and Contingencies (cont’d)

G.           Underwriting Agreement (cont’d)

Under the terms of the January 2008 Underwriting Agreement, the Company was required to, and did, remit an advance payment of $50,000 against the non-accountable expense allowance to be paid to Network 1 Financial Securities, Inc. (“Network 1”) in connection with services to be rendered in the course of the Follow On Public Offering.  In addition to a 6% underwriting commission and a 3% non-accountable expense allowance, under the January 2008 Underwriting Agreement, Network 1 was entitled to certain underwriters warrants.  During March 2008, the board decided to terminate the agreement with Network 1.  In April 2008, the January 2008 Underwriting Agreement with Network 1 was terminated in accordance with its terms.  Upon the decision to terminate the January 2008 Underwriting Agreement, the advance payment of $50,000 was recorded as an expense by the Company.  On April 2, 2008, a new underwriting agreement, as subsequently amended, (the “April 2008 Underwriting Agreement”) was entered into with Brockington Securities, Inc. (“Brockington”).  The April 2008 Underwriting Agreement does not include provisions relating to an investment banking/consultant agreement nor does it contain underwriters warrants.

Additionally, the April 2008 Underwriting Agreement provides for a 5% underwriting commission and a 3% non-accountable expense allowance.  In connection with the initial and second closings of the Follow On Public Offering that were held on October 24, and December 2, 2008, Brockington received $323,000 from the proceeds of the Follow On Public Offering, of which $202,000 was in respect of the underwriting commission and $121,000 was in respect of expense reimbursement (See Note 5C).  Subsequently, in the final closing of the Follow On Public Offering that was held on January 16, 2009, Brockington received $190,000 from the proceeds, of which $119,000 was in respect of commissions and $71,000 was in respect of expense reimbursement (See Note 5C and Note 9).

H.           Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011. The monthly rent was $4,000 for each of the twelve-month periods ending October 31, 2007 and 2008 respectively.

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. The Company subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six months each.  The monthly rental cost during this extended period continues at $3,000.

The future minimum lease payments are as follows:

US$ thousands
2009	102
2010	58
2011	57
217

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 8 - Commitments and Contingencies (cont’d)

I.           Contract with Geophysical Institute of Israel

In connection with planned seismic, magnetic and gravimetric surveys, on September 17, 2007, the Company entered into an agreement with the Geophysical Institute of Israel (“GII”) that provided for the Company to acquire the necessary data from GII. The agreement provided for a 40-kilometer program subject to increase or decrease (but not to less than 20 kilometers) by the Company. Under the agreement, the Company submitted a program designed for the acquisition of about 60 kilometers of data, later reduced to approximately 52 kilometers. The agreement provided for the survey to be performed by GII on a per kilometer basis at a rate of NIS 40,000 (approximately $11,000 at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) per kilometer.

In addition, the agreement provided for an NIS 80,000 (approximately $22,000) mobilization and demobilization fee and for the Company to reimburse GII certain payments made to third parties, including permitting fees and damages other than those caused by fault of GII. Under the agreement, the Company paid NIS 160,000 (approximately $44,000) on signing and made an additional payment of NIS 690,000 (approximately $190,000) prior to the commencement of field acquisition work on December 24, 2007. The remaining amount of NIS 1,431,000 (approximately $397,000 at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) was paid on February 5, 2008 following the completion of the survey on January 23, 2008.  In the survey a total of 52.5 kilometers of new seismic data were acquired, related to the Asher-Menashe license area.  This data has been instrumental in determining the location of the Company’s planned Elijah #3 well.

J.  Drilling Contract

On September 12, 2008, the Company entered into a drilling contract with Aladdin pursuant to which Aladdin is arranging for the transportation into Israel of its 2,000 horsepower rig to be used in the drilling contemplated by the Company’s business plan. The Company expects that the rig will arrive in Israel and clear customs in April 2009 (subject to the issuance by the Israel Ministry of Interior of certain routine permits needed for the issuance of the visas to the rig crew), move to the drill site and commence drilling related operations shortly thereafter. The contract was subsequently amended on December 15, 2008, as described below, to provide for the purchase by the Company of certain drill pipe to be offset against certain amounts due and to become due from the Company to Aladdin.

The contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. To date, the Company has paid Aladdin $475,000 on account of mobilization fees.   Under the terms of the recent amendment, the remaining $200,000 payment will be offset against the amount paid by the Company for the drilling. The contract, as amended, provides for a demobilization fee of $550,000, provided, that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As security for these and related fees, the contract provides that within 10 days after written notice by Aladdin of the mobilization of the drilling rig, the Company will provide a letter of credit to Aladdin in the amount of $550,000 (reduced from the original $675,000). The letter of credit is to be returned to the Company upon Aladdin’s receipt of all amounts to which it is entitled under the contract. As of the date of this filing, the letter of credit has not been provided.  The contract also provides for termination fees of $1,225,000, less any amounts previously paid to Aladdin, if the Company terminates the contract.  In the event that Aladdin is unable to mobilize the drilling rig by June 30, 2009, the Company is entitled to terminate the contract without any further obligation or payment under the contract.  Under the terms of the amendment entered into in December 2008, the Company purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin agreed that the amounts expended by the Company for the drill pipe will be offset against payments that will be due from the Company to Aladdin, as well as by the waiver by Aladdin of the remaining $200,000 in mobilization fees payable to it.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 9 - Subsequent Events

On January 6, 2009, the Company and a former Executive Vice President, entered into a settlement agreement resolving all disputes between them relating to the payment by the Company to such person of amounts in respect of deferred compensation, as well as other related matters. Under the settlement agreement, the Company remitted to such person the sum of $43,000 on account of $283,000 in total deferred payment payable to such former executive, with the balance of $240,000 payable on a monthly basis of $10,000 per month, over a two year period through February 2011. Under certain specified conditions relating primarily to the payment of deferred amounts owing to executives of the Company beyond a specified maximum amount prior to the payment in full of the amounts owing to the former executive, the monthly payment to the former executive may be accelerated. Under the settlement agreement, the former executive received certain releases and access to his pension/life insurance fund accounts under Israeli law. The former executive’s employment, under his personal employment agreement with the Company, expired as of December 31, 2008.

The Company’s executives have agreed to continue extending through July 1, 2009, a substantial portion of deferred compensation due to them in the approximate amount of $1,324,000.

On January 8, 2009, the Board of Directors approved a new Employment Agreement with Sandra F. Green as the Chief Financial Officer and Senior Vice President and made changes to the existing Employment Agreement of Martin M. Van Brauman as the Chief Legal Officer, with both positions and changes to the Employment Agreements being effective February 1, 2009

In connection with her appointment as Chief Financial Officer and Senior Vice President, on January 12, 2009, the Company and Ms. Green entered into an employment agreement, which became effective as of February 1, 2009, pursuant to which Ms. Green will be paid an annual salary of $200,000, payable monthly; notwithstanding which, consistent with the current arrangement with Company senior officers where only up to 60% of their respective salaries are paid (up to $10,000 per month) with the remainder deferred until such time as the Company’s cash position permits payment of salary in full without interfering with Zion's ability to pursue its plan of operations.  Pursuant to the agreement Ms. Green will be paid $10,000 per month with the remaining amounts due on account of her salary to be deferred as described. Each of the senior officers has agreed to defer payment of the remainder through July 1, 2009.

Pursuant to the agreement, Ms. Green was also awarded options to purchase 50,000 shares of the Company's common stock under the Company's 2005 Stock Option plan, of which options for 20,000 shares are to vest at the end of the initial term and options for 15,000 shares at the end of each 12 month period thereafter. The options have a per share exercise price of $7.97.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2008

Note 9 - Subsequent Events (cont’d)

On January 16, 2009, the Company held the final closing in the Follow On Public Offering, which terminated on January 9, 2009.  In that final closing, the Company accepted subscriptions in the total amount of $2,498,000 (which $2,373,000 was cash, $120,000 was debt conversions and approximately $6,000 was payment to two service providers in settlement of fees due them) and issued 249,839 Units.

On January 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holder of the Company’s common stock of up to 4.2 million shares of the Company’s common stock. Under the proposed offering, stockholders will receive 0.375 subscription rights for each share of common stock owned on the record date, subject to adjustment as contemplated by the terms of the proposed rights offering. Each whole subscription right entitles the holder to purchase one share of common stock at a purchase price of $5.00.  Should the offering be fully subscribed, the Company expects to receive gross proceeds of $21 million, however, there is no assurance that all, or any of the subscription rights will be exercised. The proceeds from the proposed rights offering will be used to further the Company’s drilling plans. The record, commencement and initial expiration dates for the offering will be determined at the time that the registration statement relating to the proposed rights offering becomes effective. As of the filing of this annual report on Form 10-K for the year ended December 31, 2008, the registration statement has not been declared effective and there is no assurance that the registration statement will be declared effective.

On February 28, 2009, Elisha Roih, the Vice President – Administration of Israeli Operations since April 2000, resigned from his position with our company.  The Company will be making payments against his deferred compensation in the amount of $3,000 per month.

In March 2009, Zion notified Aladdin to mobilize the rig and commenced putting the Letter of Credit in place for $550,000.  It was secured by a 6-month Treasury bill in the amount of $600,000.