Form 10-Q
period 2009-03-31
ZION OIL & GAS INC
filed 2009-05-15
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2009; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2009, Zion Oil & Gas, Inc. had outstanding 10,850,553 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page
Item 1 - Financial Statements – Unaudited

Balance Sheets - March 31, 2009 and December 31, 2008	1

Statements of Operations for the three months ended March 31, 2009 and 2008 and the period from April 6, 2000 (inception) to March 31, 2009	2

Statements of Changes in Stockholders' Equity for the three months ended March 31, 2009 and the period from April 6, 2000 (inception) to March 31, 2009	3

Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and the period from April 6, 2000 (inception) to March 31, 2009	12

Notes to Unaudited Interim Financial Statements	14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	41

Item 4(T) - Controls and Procedures	46

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	47

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3 - Defaults upon Senior Securities	48

Item 4 – Submission of Matters to a Vote of Security Holders	48

Item 5 - Other Information	48

Item 6 – Exhibits	48

SIGNATURES	49

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of

	March 31	December 31
	2009	2008
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	2,425	1,726
Prepaid expenses and other	639	523
Prepaid offering costs	29	14
Refundable Value-Added Tax	262	26
Total current assets	3,355	2,289

Unproved oil and gas properties, full cost method	5,830	5,246

Property and equipment
Net of accumulated depreciation of $65,000 and $60,000	79	83

Other assets
Assets held for severance benefits	58	58
Total other assets	58	58

Total assets	9,322	7,676

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	125	117
Accrued liabilities	197	223
Deferred officers compensation	1,506	1,487
Total current liabilities	1,828	1,827

Provision for severance pay	172	174

Deferred officers’ compensation	100	120

Total liabilities	2,100	2,121

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; 30,000,000 shares authorized: 2009 – 10,825,589 shares and 2008 – 10,541,563 shares issued and outstanding	108	105
Additional paid-in capital	32,435	29,855
Deficit accumulated in development stage	(25,321)	(24,405)
Total stockholders’ equity	7,222	5,555

Total liabilities and stockholders' equity	9,322	7,676

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

			Period from
			April 6, 2000
	For the three month period		(inception) to
	ended March 31		March 31
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	234	323	5,328
Salaries	500	454	6,208
Other	261	293	3,915
Impairment of unproved oil and gas properties	-	-	9,494
Loss from operations	(995)	(1,070)	(24,945)

Other expense, net
Termination of initial public offering	-	-	(527)
Other income, net	76	-	80
Interest income, net	3	31	71

Loss before income taxes	(916)	(1,039)	(25,321)
Income taxes	-	-	-

Net loss	(916)	(1,039)	(25,321)

Net loss per share of common stock - basic and diluted (in US$)	(0.08)	(0.10)	(4.28)

Weighted-average shares outstanding – basic and diluted (in thousands)	10,800	10,121	5,917

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	405	4	4,040	-	4,044
For debt	12	*-	120	-	120

Value of warrants granted to employees	-	-	266	-	266

Value of options granted to directors and consultants	-	-	44	-	44

Value of shares granted to employees	4	*-	25	-	25

Value of shares gifted to employees	-	-	101	-	101

Costs associated with the issuance of shares	-	-	(815)	-	(815)

Net loss	-	-	-	(4,018)	(4,018)

Balances December 31, 2008	10,542	105	29,855	(24,405)	5,555

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	237	3	2,370	-	2,373
For debt	13	*-	126	-	126

Funds received from warrant exercises	21	*-	147	-	147

Underwriter warrants exercised in cashless exercise	13	-	-	-	-

Value of warrants granted to employees	-	-	156	-	156

Costs associated with the issuance of shares	-	-	(219)	-	(219)

Net loss	-	-	-	(916)	(916)

Balances March 31, 2009	10,826	108	32,435	(25,321)	7,222

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the three month		(inception) to
	period ended March 31		March 31
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(916)	(1,039)	(25,321)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	5	7	71
Officer, director and other fees, paid via common stock	6	-	2,271
Cost of warrants issued to employees, directors & others	156	139	1,440
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	-	-	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(116)	(22)	(639)
Increase in deferred offering costs	(15)	(51)	(29)
Refundable value-added tax	(236)	(6)	(262)
Severance pay, net	(2)	(3)	114
Accounts payable	8	4	768
Accrued liabilities	(26)	4	198
Increase in deferred officers' compensation	119	202	1,846
Net cash used in operating activities	(1,017)	(765)	(9,371)

Cash flows from investing activities
Acquisition of property and equipment	(1)	(39)	(154)
Investment in unproved oil and gas properties	(584)	(566)	(15,474)
Net cash used in investing activities	(585)	(605)	(15,628)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	2,520	-	30,339
Costs associated with the issuance of shares	(219)	-	(3,504)
Net cash provided by financing activities	2,301	-	27,424

Net increase (decrease) in cash	699	(1,370)	2,425
Cash – beginning of period	1,726	4,590	-
Cash – end of period	2,425	3,220	2,425

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the three month		(inception) to
	period ended March 31		March 31
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	1	-	59
Cash paid for income taxes	-	-	-

Non-cash operating, investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	6	-	956
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	120	-	940
Shares issued for services provided by officer	-		500
Value of warrants and options granted to employees	156	139	1,264
Value of warrants granted to directors and consultants	-	-	77
Value of warrants granted to underwriters	-	-	99
Value of shares granted to employees	-	-	50
Value of shares gifted to directors, employees and service providers	-	-	255
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation (“Zion Florida”) was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (sometimes referred to herein as “we,” “our,” “us,” “Zion,” or the “Company,”), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering.  Upon the reincorporation, all the outstanding shares of common stock in Zion Florida were converted into common stock, par value $0.01, of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into Common Stock of the Company at the ratio of twelve shares of common stock for each share of preferred stock.  All of the outstanding warrants and options of Zion Florida were converted into equivalent warrants and options of the Company.

The Company currently holds two petroleum exploration licenses granted pursuant to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”) as follows:

(1)  The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by July 1, 2009, which date may be extended by the Israeli Petroleum Commissioner.

(2)  The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 well and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit. Subsequent to March 31, 2009, the Company commenced the drilling of the Ma’anit-Rehoboth #2 well. To comply with the license conditions, the well must be drilled to a depth of at least 4,700 meters (about 15,400 feet) (see Note 6).

In the event of a discovery on either of the licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested. Despite the encouraging, but inconclusive results, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007.  See Note 2A.

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd., a Delaware corporation (“Aladdin”) pursuant to which Aladdin shipped into Israel its 2,000 horsepower rig to be used in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009.  In May 2009, drilling operations on the Ma’anit Rehoboth #2 well have commenced.

The contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. To date, the Company has paid Aladdin $475,000 on account of mobilization fees.   Under the terms of an amendment to the drilling contract executed in December 2008 and again in April 2009, the remaining $200,000 payment was waived and no additional cash outlay was due upon mobilization. The contract, as amended, provided for a demobilization fee of $550,000, but also provided that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if, and to the extent, that Aladdin receives funds from such other operator. As of this date, Aladdin has not entered into a contract with another operator in Israel so Zion is still solely responsible for the full amount of the demobilization fee.  As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that will offset future payments to Aladdin under the contract.  Additionally, under the terms of the amendment entered into in December 2008, the Company has purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin has agreed that the amounts expended by the Company for the drilling pipe will be offset against payments to be due from the Company to Aladdin, as well as by the waiver by Aladdin of the remaining $200,000 in mobilization fees that were payable to it.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

Operations in Israel are conducted through a branch office. The Asher-Menashe License and Joseph Licenses are held directly in the name of the Company. At present it is expected that, other than investment income, any and all future income will be derived from Israeli operations.

On February 24, 2009, Zion submitted an application, subsequently amended, to Israel’s Oil Commissioner requesting the grant of a preliminary permit for approximately 165,500 acres in the area that was within Issachar’s and Zebulun’s biblical tribal areas.  The requested permit area is to the East of our Asher-Menashe license area.  If granted, it would increase our total license area to over 325,000 acres.

B.	Management Presentation and Liquidity

Between September 2004 and through September 2006, the Company raised capital through debt and private offerings and the exercise of outstanding warrants.  During 2006, $1,934,000 was raised in private equity financings and warrant exercises, as described below.

On January 25, 2006 the Company filed a Registration Statement (the “2006 Registration Statement”) for a public offering on a “best efforts” basis (the “Initial Public Offering”) of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450,000 (350,000 shares) and a maximum of $14,000,000 (2,000,000 shares). The 2006 Registration Statement was declared effective by the SEC on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Initial Public Offering in which it accepted subscriptions in the amount of $3,059,000 in consideration of the issuance of 436,907 shares of common stock.  Between January 1 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587,000 bringing the total amount raised in the Initial Public Offering through its termination following the May 25, 2007 closing to $12,645,000.

On February 1, 2008, the Company filed a Form S-3 registration statement (the “2008 Registration Statement”) with the SEC in connection with a public offering (the “Follow On Public Offering”) of 2,500,000 Units consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10.  The Follow On Public Offering had a minimum closing requirement of $3,250,000 (325,000 Units).  The 2008 Registration Statement, as subsequently amended, was declared effective on May 14, 2008, whereupon the Follow On Public Offering commenced and continued through the scheduled expiration date of January 9, 2009.  On October 24, 2008, the Company held an initial closing on the Follow On Public Offering of 350,994 Units ($3,510,000).  The Company held a subsequent closing on December 2, 2008 of 65,510 units ($655,000, of which $120,000 was debt conversion).  A final closing was held on January 16, 2009 for 249,839 Units ($2,498,000, of which $120,000 was debt conversion and approximately $6,000 was in settlement of fees due to two service providers).

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.	Management Presentation and Liquidity (cont’d)

The total amounts raised in the Follow On Public Offering were $6,663,000, with $6,417,000 in cash and $240,000 in debt conversions and approximately $6,000 in settlement of service provider fees.  These amounts were before the deduction of $513,000 paid to the underwriters for commissions and expenses and $521,000 in deferred offering costs.

On January 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 4.2 million shares of the Company’s common stock (the “Rights Offering”). The registration statement, as subsequently amended on March 31, 2009, was declared effective on April 27, 2009.  The Rights Offering commenced on May 4, 2009. Under the terms of the Rights Offering, each holder of shares of the Company’s common stock on the record date of May 4, 2009 received, by way of a dividend, .375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitles the stockholder to purchase one share of common stock at the purchase price of $5.00 per share. If fully subscribed for, the Company would receive proceeds from the Rights Offering of approximately $21 million from the issuance of 4.2 million shares of its common stock. The Rights Offering is currently scheduled to terminate on June 10, 2009, subject to an unlimited number of extensions by the Company in its sole judgment. The payment of the subscription price for the Common Stock is being deposited into an escrow account. The Company may access and use the funds before the rights offering expires. No assurance can be provided that the Company will be able to raise any significant amount of funds from the Rights Offering. (See Note 6)

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  See Note 2A for a discussion of the Company recording an impairment of unproved oil and gas properties following the cessation of operations on the Ma’anit #1 well and the formal relinquishment of the Ma’anit-Joseph License in June 2007.

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
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

C.	Basis of Presentation (cont’d)

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2008. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company’s oil and gas property represents an investment in an unproved property and a major development project on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information, but has not occurred since July 2007.  The total net book value of the unproved oil and gas properties under the full cost method is $5,830,000 at March 31, 2009.  Management assessed the recoverability of this asset on a quarterly basis during 2008 and for the first quarter in 2009 and recorded no impairment charges on this asset during such time period.  However, it is reasonably possible that the Company’s determination that the unproved oil and gas properties are not impaired could change in the near term should oil prices resume a declining trend as they did in September 2008 or should drilling costs, completion costs, facility costs or other associated overhead costs increase dramatically beyond what the Company has projected.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

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

Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Israeli Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 83,272 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled, which License was subsequently granted on October 11, 2007.  As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded an impairment of $9,494,000 to its unproved oil and gas properties.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses: (a) The Joseph License, in respect of which the drilling of a well (the Ma’anit-Rehoboth #2) are under way (See Note 1A); and (b) the Asher-Menashe License, in respect of which planning and preparations are underway for a well, the Elijah #3.  (See Note 5H)

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494,000 impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $5,830,000 at March 31, 2009.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31 2009	December 31 2008
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	4,098	3,641
Capitalized salary costs	685	582
Legal costs and license fees	693	684
Other costs	354	339
	$5,830	$5,246

Impairment of unproved oil and gas properties comprised as follows:

	Period ended March 31 2009	Year ended December 31 2008	Period from April 6, 2000 (inception) to March 31, 2009
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	7,959
Capitalized salary costs	-	-	683
Legal costs and license fees	-	-	509
Other costs	-	-	343
	-	-	9,494

B.	Recently Issued Accounting Pronouncements

1.	FSP FAS 157-4 – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. (FAS 157-4)

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”) to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 also emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements (cont’d)

The Company does not expect the adoption of FAS 157-4 to have a material impact on its balance sheet or statement of operations.

2.	FSP FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2” and “FAS 124-2”)

In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2” and “FAS 124-2”) provides that the objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  FAS 115-2 and FAS 124-2 also amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FAS 115-2 and FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Earlier adoption for periods ending before March 15, 2009, is not permitted.  If an entity elects to adopt early either FAS 157-4 or FAS 107-1 and APB 28-1, the entity also is required to adopt FAS 115-2 and FAS 124-2 early.  Additionally, if an entity elects to adopt FAS 115-2 and FAS 124-2 early, it is required to adopt FAS 157-4.  Disclosures for earlier periods presented for comparative purposes at initial adoption is not required.  In periods after initial adoption, comparative disclosures are required for periods ending after initial adoption.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements (cont’d)

2.	FSP FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2” and “FAS 124-2”) (cont’d)

The Company does not expect the adoption of FAS 115-2 and FAS 124-2 to have a material impact on its balance sheet or statement of operations.

3.	FSP FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1” and “APB 28-1”)

In April 2009, the FASB amended SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  APB 28-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt only if it also elects to early adopt FAS 157-4 and FAS 115-2 and FAS 124-2.  Disclosures for earlier periods presented for comparative purposes at initial adoption is not required.  In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption.

The Company does not expect the adoption of FAS 107-1 and APB 28-1 to have a material impact on its balance sheet or statement of operations.

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
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

1.	SFAS 157 – Fair Value Measurements (SFAS 157) (cont’d)

On January 1, 2009, the Company was required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this standard has had no significant impact on the Company’s balance sheet or statement of operations.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“SFAS 157-3”) which was effective immediately.  SFAS 157-3 clarifies the application of SFAS 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by SFAS 157-3 in its application of SFAS 157 during the first quarter of 2009.

2.	SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)

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

The adoption of SFAS 162 did not have a material impact on the Company’s balance sheet or statement of operations.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

3.	SFAS 141R - Business Combinations (SFAS 141R) (cont’d)

On January 1, 2009, the Company adopted SFAS 141R but it did not have a material impact on its balance sheet or statement of operations.

4.	SFAS 160 – Noncontrolling Interest in Consolidated Financial Statements (SFAS 160)

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

On January 1, 2009, the Company adopted SFAS 160 but it did not have a material impact on its balance sheet or statement of operations.

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

The Company adopted SFAS 161 on January 1, 2009 but it did not have a material impact on its balance sheet or statement of operations.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

6.	FSP FAS 142-3 – Determination of the Useful Life of Intangible Assets (FAS 142-3)

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

The Company adopted FAS 142-3 on January 1, 2009 but the adoption did not have a material impact on its balance sheet or statement of operations.

7.	FSP APB 14-1 – Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (APB 14-1)

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

On January 1, 2009, the Company adopted APB 14-1 but the adoption has not had a material effect on its balance sheet or statement of operations.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

8.	FSP EITF 99-20-1 – Amendments to the Impairment Guidance of EITF Issue No. 99-20 (EITF 99-20-1)

In January 2009, the FASB amended the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (“EITF 99-20-1”) to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.

The adoption of EITF 99-20-1 has not had a material impact on the Company’s balance sheet or statement of operations.

9.	EITF 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5)

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

In January 1, 2009, the Company adopted EITF 07-5 but it has not had a material impact on its balance sheet or statement of operations.

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
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

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

During 2006, the Company (i) raised $489,000 from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $291,000 in consideration of services; (iii) issued 175,357 shares of common stock for $877,000 upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105,000 upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $172,000 upon the exercise of “D” warrants (See Note 3G).

B.	Initial Public Offering

On December 29, 2006, the Company completed its first closing of the Initial Public Offering in which it accepted subscriptions in the amount of $3,059,000 in consideration of the planned issuance of 436,907 shares of common stock. Between January 1, 2007 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587,000, bringing the total amount raised in the Initial Public Offering through May 25, 2007 to $12,645,000.  The offering terminated on May 25, 2007 (See Note 1B).

C.	Follow on Public Offering

On February 1, 2008, the Company filed the 2008 Registration Statement with the SEC for an offering of a minimum of 325,000 Units, on a "best efforts, all or none" basis, and a maximum of 2,500,000 Units, at $10.00 per Unit for aggregate gross proceeds to the Company of $3,250,000 and $25,000,000. Each Unit offered in the Follow On Public Offering consisted of (i) one share of common stock and (ii) one warrant (the "Unit Warrant") to purchase one share of common stock at a per share exercise price equal to $7.00. The Follow On Public Offering was made through Brockington Securities, Inc. and other licensed broker/dealers. The 2008 Registration Statement was declared effective by the SEC on May 14, 2008, whereupon the Follow on Public Offering commenced and continued through the scheduled expiration date of January 9, 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 3 - Stockholders’ Equity (cont’d)

C.	Follow on Public Offering (cont’d)

Between October 24, 2008 and December 31, 2008, the Company raised gross proceeds in the Follow On Public Offering of $4,164,000, of which $120,000 was for debt conversion.  After deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $324,000 and the deduction of $491,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs), the Company received net proceeds of $3,230,000 in the Follow On Public Offering through December 31, 2008.  In January 2009, the Company raised an additional $2,499,000, of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers.  Total gross proceeds raised in the Follow On Public Offering were $6,663,000, of which $240,000 were debt conversions made by two senior officers/directors of deferred amounts due to them and approximately $6,000 were payments of fees to service providers. Commissions and expenses were paid in the amount of $190,000 and additional offering costs of $29,000 in January 2009.  The Company issued, in respect of the total amounts raised, 666,343 Units of our securities (641,768 for cash and 24,575 for debt conversions and payments of fees to service providers).

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
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

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

On January 8, 2009, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $280,000 (these options vest in four equal tranches of four vesting periods of 10,000 shares each, on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009),  which will be charged according to the vesting periods.  On February 1, 2009, a separate award agreement was entered into with a different employee for the purchase of 50,000 shares of common stock at an exercise price of $7.97 per share through December 31, 2014 (these options will vest in three tranches – 20,000 on January 31, 2010; 15,000 on January 31, 2011 and 15,000 on January 31, 2012, at a value of $222,000 that will be charged according to the vesting periods).

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 3 - Stockholders’ Equity (cont’d)

E.	Fair Value of Warrants and Options

The Company has reserved 1,035,817 shares of common stock as of March 31, 2009 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at March 31, 2009 and 2008 and the period from April 6, 2000 (inception) to March 31, 2009. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise		Number of	Expiration	Warrants or
	price		shares	Date	Options
To employees and directors
	5.00		50,000	December 31, 2009	Warrants
	5.00		50,000	December 31, 2009	Options
	5.00		66,667	December 31, 2010	Options
	5.60		35,000	December 31, 2012	Options
	7.97		50,000	December 31, 2014	Options
	0.01		123,882	December 3, 2017	Options
To investors
	7.00		645,268	January 31, 2012	Warrants
	5.82	*	1,020,817
*  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2007 to:
Employees, officers and directors	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Expired/Canceled	(641,059)	2.87
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2007	411,795	4.52

Granted to:
Investors in Follow On Public Offering	416,404	7.00
Expired/Canceled	(64,625)	5.15
Outstanding, December 31, 2008	763,574	5.81

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 3 - Stockholders’ Equity (cont’d)

E.	Fair Value of Warrants and Options (cont’d)

Granted to:
Employees, officers and directors	90,000	4.43
Investors in Follow On Public Offering	249,939	7.00
Expired/Canceled	(15,000)	5.60
Exercised	(67,696)	8.21
Outstanding, March 31, 2009	1,020,817	5.82
Exercisable, March 31, 2009	925,817	5.90

The following table summarizes information about stock warrants and options outstanding as of March 31, 2009:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	Average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	Exercise	exercise	outstanding	Life (years)	exercise
			price	price			price
US$			US$	US$			US$
0.01	30,000	8.68	0.01	0.01	93,882	8.68	0.01
-	-	-	-	5.00	100,000	0.75	5.00
-	-	-	-	5.00	66,667	1.75	5.00
5.60	15,000	3.75	5.60	5.60	20,000	3.75	5.60
7.97	50,000	5.76	7.97	7.00	645,268	2.83	7.00
0.01-7.97	95,000		5.08	0.01-7.00	925,817		5.90

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the three month periods ended March 31, 2009 and 2008, and the period from April 6, 2000 (inception) to March 31, 2009, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 3 - Stockholders’ Equity (cont’d)

E.	Fair Value of Warrants and Options (cont’d)

	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2009	2008	March 31, 2009
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	7.54	-	3.00 – 7.54
Dividend yields	-	-	-
Expected volatility	59.2%	-	28.2% - 59.2%
Risk-free interest rates	2.13%	-	2.1% - 5.15%

Expected lives	4.23	-	1.74 – 4.63 years

Weighted-average grant date fair market value	5.58	-	0.76 - 5.58

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the three month periods ended March 31, 2009 and 2008 and the period from April 6, 2000 (inception) to March 31, 2009, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2009	2008	March 31, 2009
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	-	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	-	-	32.2% - 99.8%
Risk-free interest rates	-	-	2.8% - 5.50%
Contractual lives	-	-	0.56 – 3.17 years
Weighted-average grant date fair market value	-	-	0.68 – 2.74

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2009 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (“SAB 107”), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the option granted to non-employees equals their contractual term. In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 3 - Stockholders’ Equity (cont’d)

E.	Fair Value of Warrants and Options (cont’d)

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008, the Company’s stock volatility is based on actual trading of the Company’s stock.

F.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three month periods ended March 31, 2009 and 2008 and from April 6, 2000 (inception) to March 31, 2009 amounted to $156,000, $139,000 and $1,264,000, respectively.

As of March 31, 2009, there was $401,000 of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands

April 1 - December 31, 2009	285
For the year ended December 31, 2010	82
For the year ended December 31, 2011	32
For the year ended December 31, 2012	2
401

G.	Warrant Descriptions

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
*  Subsequently extended to December 31, 2009 for some of this class of warrants

Other than price and date details, all of the warrants, except for the Unit Warrants, were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants were not exercisable before November 25, 2007, which was six months following the final closing date of the Initial Public Offering (See Note 3C).  The Unit Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant during the Company’s Follow On Public Offering (See Note 1B and 3C).  On February 9, 2009, the Unit splits into its two components.  The warrant became exercisable as of February 9, 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 3 - Stockholders’ Equity (cont’d)

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

Note 4 - Related Party Transactions

The Company had $1,606,000 of deferred officers’ compensation at March 31, 2009 which represents payables to officers and directors of the Company. Such officers have committed to defer payments of these sums until at least July 1, 2009, subject to partial earlier payment in certain circumstances.  (See Note 5E)

In connection with the Follow On Public Offering, two of the Company’s senior officers purchased Units in the Units Offering through the conversion of amounts owed to them in respect of deferred salaries and other payments in the aggregate amount of $240,000.

Under an agreement with a former executive officer of the Company whose employment with the Company expired on December 31, 2008, entered into in January 2009, the Company has been making payments against his deferred amounts under a settlement agreement related to $283,000 in total deferred compensation at December 31, 2008 (included in the amounts reflected above).  (See Note 5J)

Richard J. Rinberg

In October 2005, Mr. Rinberg was elected President of the Company and effective November 1, 2005, entered into a two year Retention and Management Agreement with the Company (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Rinberg was awarded 200,000 shares of common stock of the Company (the “Rinberg Shares”) valued at $500,000 as compensation for his services during the two-year period beginning November 1, 2005, subject to restrictions and vesting requirements.  The Company received a valuation from an independent appraisal firm supporting this valuation.  The Rinberg Shares were subject to repurchase by the Company at $0.01 per share if Mr. Rinberg had left his position with the Company prior to October 31, 2007.  In May 2006, the Company issued the referenced 200,000 shares of common stock to a trust company for the benefit of Mr. Rinberg.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 4 - Related Party Transactions

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

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At March 31, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of March 31, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect of the plan.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 5 - Commitments and Contingencies (cont’d)

D.	Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty in the Company's current Israeli oil and gas interests has been assigned to each charitable organization (6% overriding interest in the aggregate), subject to the consent of the Israel Petroleum Commissioner.  At March 31, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

E.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,427,000 on an annual basis. All of these officers and employees have agreed to defer a portion of their pay through July 1, 2009 (See Note 4).  During the three month period ended March 31, 2009, $66,000 of amounts previously deferred were paid to executives and employees and $100,000 was settled through a conversion to stock as part of the Company’s Follow On Public Offering.

F.	Underwriting Agreement

Pursuant to an underwriting agreement, the Company agreed to pay to Network 1 Financial Securities, Inc., the underwriter of the Company’s Initial Public Offering (the “Underwriter”), a financial advisory and investment banking fee for an aggregate amount of $60,000 (“the advisory fee”) pursuant to a two year investment banking/consulting agreement to be entered following and effective upon the closing of the Initial Public Offering in a minimum aggregate amount of $4,000,000 (the “effective date).  The advisory fee was due in full upon the effective date.  Following the second closing of the Initial Public Offering on January 29, 2007, this fee was paid in full.

In addition, pursuant to the Underwriting Agreement, the Underwriter was to receive warrants (“H” warrants) to purchase a number of shares of the Company’s common stock in an amount equal to 3% of the number of shares of common stock sold in the Initial Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price).  The H warrants are exercisable beginning six months after the final closing of the Initial Public Offering and expire on September 26, 2009. Pursuant to this undertaking, the Company issued 46,621 H Warrants (See Note 3G) to purchase shares at a price of $8.75 of the Company’s common stock.  These warrants were exercised during February 2009 through a cashless exercise in which 13,211 shares were issued.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 5 - Commitments and Contingencies (cont’d)

F.	Underwriting Agreement (cont’d)

Under the terms of the January 2008 Underwriting Agreement, the Company was required to, and did, remit an advance payment of $50,000 against the non-accountable expense allowance to be paid to Network 1 Financial Securities, Inc. (“Network 1”) in connection with services to be rendered in the course of the Follow On Public Offering.  In addition to a 6% underwriting commission and a 3% non-accountable expense allowance, under the January 2008 Underwriting Agreement, Network 1 was entitled to certain underwriters warrants.  During March 2008, the board decided to terminate the agreement with Network 1.  In April 2008, the January 2008 Underwriting Agreement with Network 1 was terminated in accordance with its terms.  Upon the decision to terminate the January 2008 Underwriting Agreement, the advance payment of $50,000 was recorded as an expense by the Company.  On April 2, 2008, a new underwriting agreement, as subsequently amended, (the “April 2008 Underwriting Agreement”) was entered into with Brockington Securities, Inc. (“Brockington”).  The April 2008 Underwriting Agreement did not include provisions relating to an investment banking/consultant agreement nor did it contain underwriters warrants.

Additionally, the April 2008 Underwriting Agreement provided for a 5% underwriting commission and a 3% non-accountable expense allowance.  In connection with the initial and second closings of the Follow On Public Offering that were held on October 24, and December 2, 2008, Brockington received $323,000 from the proceeds of the Follow On Public Offering, of which $202,000 was in respect of the underwriting commission and $121,000 was in respect of expense reimbursement. Subsequently, in the final closing of the Follow On Public Offering that was held on January 16, 2009, Brockington received $190,000 from the proceeds, of which $119,000 was in respect of commissions and $71,000 was in respect of expense reimbursement (See Notes 1B and 3C).

G.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011. The monthly rent was $4,000 for each of the twelve-month periods ending October 31, 2007 and 2008.

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. The Company subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six-months each.  The monthly rental cost during this extended period continues at $3,000.

The future minimum lease payments are as follows:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 5 - Commitments and Contingencies (cont’d)

G.	Lease Commitments (cont’d)

US$ Thousands

2009	89
2010	58
2011	47
194

H.	Contract with Geophysical Institute of Israel

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

I.	Drilling Contract

On September 12, 2008, the Company entered into a drilling contract with Aladdin pursuant to which Aladdin shipped into Israel its 2,000 horsepower drilling rig to be used in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009. Drilling operations on the Ma’anit-Rehoboth #2 well commenced in May 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 5 - Commitments and Contingencies (cont’d)

I.	Drilling Contract (cont’d)

The drilling contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. To date, the Company has paid Aladdin $475,000 on account of mobilization fees.   Under the terms of an amendment to the drilling contract executed in December 2008 and amended again in April 2009, the remaining $200,000 payment in respect of the mobilization fee was waived. The contract, as amended, provided for a demobilization fee of $550,000, but also provided that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that will offset future payments to Aladdin under the contract. Additionally, under the terms of the amendment entered into in December 2008, the Company purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin agreed that the amounts expended by the Company for the drill pipe will be offset against payments to be due from the Company to Aladdin, as well as by the waiver by Aladdin of the remaining $200,000 in mobilization fees payable to it.

J.	Settlement Agreement

On January 6, 2009, the Company and a former Executive Vice President, entered into a settlement agreement resolving all disputes between them relating to the payment by the Company to such person of amounts in respect of deferred compensation, as well as other related matters. Under the settlement agreement, the Company remitted to such person the sum of $43,000 on account of $283,000 in total deferred payment payable to such former executive, with the balance of $240,000 payable on a monthly basis of $10,000 per month, over a two year period through February 2011. Under certain specified conditions relating primarily to the payment of deferred amounts owing to executives of the Company beyond a specified maximum amount prior to the payment in full of the amounts owing to the former executive, the monthly payment to the former executive may be accelerated. Under the settlement agreement, the former executive received certain releases and access to his pension/life insurance fund accounts under Israeli law. The former executive’s employment, under his personal employment agreement with the Company, expired as of December 31, 2008.  During the first quarter of 2009, $63,000 was paid to the former executive under the terms of the agreement.

K.	Employment Agreement with Executive

On January 8, 2009, the Board of Directors approved a new Employment Agreement with Sandra F. Green as the Chief Financial Officer and Senior Vice President and made changes to the existing Employment Agreement of Martin M. Van Brauman as the Chief Legal Officer, with both positions and changes to the Employment Agreements being effective February 1, 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2009

Note 5 - Commitments and Contingencies (cont’d)

K.	Employment Agreement with Executive (cont’d)

In connection with her appointment as Chief Financial Officer and Senior Vice President, on January 12, 2009, the Company and Ms. Green entered into an employment agreement, which became effective as of February 1, 2009, pursuant to which Ms. Green will be paid an annual salary of $200,000, payable monthly; notwithstanding which, consistent with the current arrangement with Company senior officers where only up to 60% of their respective salaries are paid (up to $10,000 per month) with the remainder deferred until such time as the Company’s cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations.  Pursuant to the agreement Ms. Green will be paid $10,000 per month with the remaining amounts due on account of her salary to be deferred as described. Each of the senior officers has agreed to defer payment of the remainder through July 1, 2009.

Pursuant to the agreement, Ms. Green was also awarded options to purchase 50,000 shares of the Company's common stock under the Company's 2005 Stock Option plan, of which options for 20,000 shares are to vest at the end of the initial term (January 31, 2010) and options for 15,000 shares at the end of each 12 month period thereafter. The options have a per share exercise price of $7.97.

Note 6 - Subsequent Events

On January 29, 2009, the Company filed a registration statement with the SEC, which was subsequently amended on March 31, 2009, with respect to the Rights Offering to holders of the Company’s common stock of up to 4.2 million shares of the Company’s common stock. The registration statement was declared effective on April 27, 2009 and the Rights Offering commenced on May 4, 2009. Under the Rights Offering, stockholders of record on the record date of May 4, 2009 of shares of the Company’s Common Stock have received, by way of a dividend, .375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitles the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. If fully subscribed for, the Company would receive proceeds from the Rights Offering of approximately $21 million from the issuance of 4.2 million shares of its Common Stock. The Rights Offering is currently scheduled to terminate on June 10, 2009, subject to extensions by the Company in its sole judgment. The payment of the subscription price for the Company’s Common Stock is being deposited into an escrow account. The Company may access and use the funds before the rights offering is terminated. No assurance can be provided that the Company will be able to raise any significant amount of funds from the Rights Offering.

In April 2009, the Company and Aladdin agreed that the Company would make a cash advance of $300,000 (such amount to offset future payments to Aladdin under the contract) in consideration of which Aladdin waived all rights to a letter of credit in the amount of $550,000 that was to be furnished by the Company in connection with the mobilization notice that the Company provided to Aladdin in March 2009. Additionally, during April 2009, the rig arrived in Israel and was successfully erected.  The Company commenced drilling operations in May 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN DESCRIPTION OF BUSINESS SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Forward-Looking Statements

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

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

Overview

Zion Oil is an initial stage oil and gas exploration company with a history of almost nine years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company. We currently hold two exploration licenses covering approximately 162,100 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Petroleum Law.  We have also submitted an application, subsequently amended, for the grant of a preliminary permit for approximately 165,500 additional acres in the area that was within Issachar’s and Zebulun’s biblical tribal areas.  The requested permit area is to the East of our Asher-Menashe license area.  If granted, it would increase our total license area to over 325,000 acres. As of May 15, 2009, the Company's preliminary permit application had not yet been considered by the relevant Israeli governmental committee.

We anticipate that we will drill the Ma’anit-Rehoboth #2 to an initial depth of approximately 4,700 meters (15,400 feet) (targeted to a bottom-hole location in the Triassic formation approximately 2,500 feet east-northeast of the bottom-hole location of our previously drilled well) in order to appraise our findings in the previously drilled well. Toward that end, on September 12, 2008, we signed a drilling contract with Aladdin, a Delaware corporation with offices in Wichita, Kansas and in Ankara, Turkey, pursuant to which we will be utilizing Aladdin’s 2,000 horsepower rig in our drilling. Aladdin is an independent oil and gas exploration and production company. The rig arrived in Israel and cleared customs in April 2009 and upon completion of rig-up (i.e. rig erection) drilling operations on the Ma’anit-Rehoboth #2 well commenced.

Between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering gross proceeds of $4,164,000, of which $120,000 was for debt conversion.  In January 2009, we raised an additional $2,499,000, of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers.  Gross proceeds from the offering were $6,663,000, with the Company receiving net cash proceeds of $5,402,000 after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000 and the deduction of $521,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs).  We issued, in respect of the amounts raised, 666,343 Units (641,768 for cash and 24,575 for debt conversions). We are utilizing the amounts raised in the Follow On Public Offering to drill the Ma’anit Rehoboth #2 well to the targeted initial depth.

Depending on the availability of funds, we intend to deepen the Ma’anit-Rehoboth #2 well to a depth of approximately 5,500 meters (18,040 feet) to both appraise the apparent findings of the Ma’anit #1 in the Triassic at a depth of between approximately 12,000 and 15,400 feet and to test the deeper Permian horizons at a depth of between approximately 16,000 and 18,000 feet. Estimated dry hole drilling costs are between $4,500,000 and $6,000,000, with completed costs of between $5,300,000 and $8,100,000.  However, in order to deepen the Ma’anit Rehoboth #2 well and conduct these tests, we will need to raise at least $3,000,000 in additional capital. We would also need to raise an additional $2,000,000 for completion of the well and production facilities.  Accordingly, on January 29, 2009, we filed a registration statement with the SEC with respect to a rights offering to common stockholders of up to 4.2 million shares of our common stock. The registration statement was subsequently amended on March 31, 2009 and was declared effective on April 27, 2009. The rights offering commenced on May 4, 2009. Under the terms of the rights offering, stockholders of record on the record date of May 4, 2009 of shares of the Company’s common stock have received, by way of a dividend, .375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitles the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. If fully subscribed for, the Company would receive proceeds from the Rights Offering of approximately $21 million from the issuance of 4.2 million shares of its common stock. The payment of the subscription price for our common stock is being deposited into an escrow account. We may access and use the funds before the rights offering is terminated. However, no assurance can be provided that the Company will be able to raise any significant funds from the Rights Offering. If we are not able to raise the needed funds from the rights offering, or are otherwise unable to raise funds from alternate sources, then we will drill to the Triassic and evaluate our findings within that zone.

During the eight years between our formation and March 31, 2009, we have received net proceeds from the issuance of our equity securities of $30,339,000 (before the deduction of $3,504,000 in costs associated with the issuance of shares) and have invested in unproved oil and gas properties $15,474,000 in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494,000 was written off during 2007. As of March 31, 2009, our officers and key employees have deferred a substantial portion of their salaries and other compensation due through July 2009. From time to time, they have all exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation).

Going Concern Basis

Our unaudited interim financial statements for the period ended March 31, 2009 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern.  The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Immediately after the relinquishment of the Ma’anit-Joseph License, we filed an application with the Israeli Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 85,000 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled. This license was subsequently granted. As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, we recorded an impairment of $9,494,000 to its unproved oil and gas properties.

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $1,5247,000 at March 31, 2009 and $462,000 at December 31, 2008. The increase in working capital is attributable to the proceeds from the final closing of our Follow On Offering (discussed below) held in January 2009.

$2,301,000 was provided by financing activities during the three month period ended March 31, 2009, which was from the sale of equity securities, net of equity sales costs.  No cash was provided by financing activities for the three month period ended March 31, 2008. Net cash used in investing activities was $585,000 for the three months ended March 31, 2009 and $605,000 for the three month period ended March 31, 2008, which was used for exploration costs on the license and purchasing equipment to be used in our future wells.

On March 31, 2009, we had cash and cash equivalents in the amount of $2,425,000, compared to $1,726,000 at December 31, 2008.  On May 13, 2009, we had cash and cash equivalents in the amount of $649,652. The increase in cash resources at March 31, 2009 is attributable to the proceeds of the last closing of the Follow-on-Offering which was held in January 2009. As noted above, payment of the subscription price for our rights offering, which commenced on May 4, 2009 and is scheduled to terminate on June 10, 2009 (subject to extension(s), at our sole discretion) is being deposited into an escrow account. We may access and use the funds before the rights offering is terminated. No assurance can be provided that we will raise significant proceeds from the rights offering.

As noted previously, between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering $4,164,000, of which $120,000 was for debt conversion.  In January 2009, we raised an additional $2,499,000 of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers.  Gross proceeds of $6,663,000 were raised in the Follow On Public Offering, from which net cash proceeds of $5,383,000 were received by the Company after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000 and the deduction of $521,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs).

As of December 31, 2008, our officers and employees (collectively, the “deferring officers and employees”) have voluntarily committed to defer payment of approximately $1,441,000 (adjusting for payments made during the first quarter of 2009) of unpaid compensation that accrued through December 31, 2008 to July 1, 2009, subject to partial earlier payment in certain circumstances. The deferring officers and employees are continuing to defer significant portions of their compensation, generally at the rate of 40% of their base salary, though that rate can be greater or less depending on the specific officer or employee involved.  While we believe that the deferring officers and employees will continue to defer all or part of the monies due them beyond July 1, 2009, there can be no certainty of this.

We believe that net proceeds from the Follow On Public Offering (which ended on January 9, 2009) will not be sufficient to enable us to meet our needs in carrying out our plans and we will need to raise additional funds. As noted above, on May 4, 2009 we commenced our Rights Offering. If fully subscribed for, we would receive proceeds from such Rights Offering of approximately $21 million from the issuance of 4.2 million of our shares of our common stock. No assurance can be provided, however, that we will be successful in raising any funds through the rights offering. In the event we do not succeed in raising the necessary amounts from the Rights Offering, we will have to attract additional investments in our company or additional parties to join our drilling operations in order to carry out our drilling operations, and the deferring officers and employees must continue to defer the monies due them beyond July 1, 2009 and continue to accept partial payment of their currently due salaries. There can be no guarantees that we will be successful in any of these efforts.

Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Revenue.  We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses.  General and administrative expenses were $995,000 for the three month period ended March 31, 2009 compared to $1,070,000 for the three month period ended March 31, 2008.  Legal and Professional fees were $234,000 for the three month period ended March 31, 2009 compared to $323,000 for the three month period ended March 31, 2008.  This decrease is due to the Company performing more preliminary review and drafting in-house, therefore reducing the external cost.  Salary expenses were $500,000 for the three month period ended March 31, 2009 compared to $454,000 for the three month period ended March 31, 2008.  The higher salary expenses are related to executive management, most of which have been deferred by those officers and employees.  Other general and administrative expenses were $261,000 for the three month period ended March 31, 2009 compared to $293,000 for the three month period ended March 31, 2008.  The decrease of $32,000 is related to a targeted cost reduction effort by our staff.

Interest income, net.  Interest income was $3,000 for the three month period ended March 31, 2009 as compared to $31,000 for the three months ended March 31, 2008.  The decline in interest income was due to a severe decline in the interest rates being paid on cash balances by the banks.  Interest expense for these periods was negligible.

Net Loss.   Net loss was $916,000 for the three month period ended March 31, 2009 compared to $1,039,000 for the three month period ended March 31, 2008.

ITEM 4 (T).	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2009, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

During the quarter ended March 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Follow-on-Public Offering

The Follow On Public Offering commenced on May 14, 2008 and was underwritten by Brockington Securities, Inc. on a “best efforts minimum/maximum” basis. In October 2008, the minimum was achieved and an initial closing was held on October 24, 2008.  Through January 9, 2009, we completed a total of three closings, including the initial closing, in which a total of 666,343 Units were issued in consideration of $6,417,000 in cash and $246,000 in debt conversion.

From the effective date of the 2008 Registration Statement and through March 31, 2009, we incurred for our account in connection with the issuance and distribution of Units in the Follow On Public Offering, expenses as follows:

In US$ (000)
Underwriting Commissions	$321
Expenses Paid to Underwriter	193
Other expenses as follows:
Accounting Fees and Expenses	66
Legal Fees and Expenses	50
Printing Fees and Advertising	321
Listing Fees (including SEC filing fees)	63
Transfer and Escrow Agent Fees	14
Other Expenses	6
TOTAL EXPENSES	$1,034

None of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the 2008 Follow-On Public Offering through March 31, 2009, after deduction of the total expenses set forth above was $5,629,000.

Through March 31, 2009, we used the net Follow On Public Offering proceeds as follows:

		In US$
a.	Preparation for drilling of Ma'anit-Rehoboth #2 well	$1,845
b.	Exploration costs	$43
c.	Compensation to officers and directors	$687	(1)
d.	Legal, accounting and professional fees	$189
e.	Temporary investments	$1,563	(2)
f.	Other	$440	(3)

(1)	Includes $240,000 of debt conversion by two officers during the unit offering

(2)	Balance in US money market account at March 31, 2009

(3)	Includes $6,000 debt conversion by two vendors in the offering and also includes refundable VAT (value added tax)

The remaining $862,000 of the net operating proceeds were, on March 31, 2009, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

In March 2009, the Nominating and Corporate Governance by unanimous written consent approved and adopted a formal set of standards applicable to board nominations from both the Board and our stockholders.  The criteria that were adopted are as follows: “a well-assembled board should consist of a diverse collection of individuals, bringing a variety of complementary skills relevant to the Company’s business and objectives and, in selecting director nominees, the Nominating and Corporate Governance Committee should consider the candidate’s financial and business understanding, industry background, public company experience, leadership skills and reputation and, most importantly, a candidate must be committed to the Company’s published Vision Statement (“From its inception, the calling of Zion has been to assist Israel in the restoration of the Land by finding and producing oil and gas – helping to make Israel politically and economically independent. We see the State of Israel not only as a refuge for Jews, but as the fulfillment of prophecy: ‘And I will plant them upon their land, and they shall no more be pulled up out of their land which I have given them, saith the Lord thy God.’ (Amos 9:15)”).

ITEM 6.	EXHIBITS

Exhibit Index:

10.1
Employment Agreement dated February 1, 2009 between Zion Oil & Gas, Inc. and Sandra F. Green (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 5, 2009)

10.2
Settlement Agreement dated as of January 9, 2009, between Zion Oil & Gas, Inc. and Philip Mandelker (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Sandra F. Green
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Sandra F. Green, Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	May 15, 2009	Date:	May 15, 2009