Form 10-Q
period 2009-06-30
ZION OIL & GAS INC
filed 2009-08-14
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2009; or

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

As of August 10, 2009, Zion Oil & Gas, Inc. had outstanding 15,059,253 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page
Item 1 - Financial Statements – Unaudited

Balance Sheets - June 30, 2009 and December 31, 2008	1

Statements of Operations for the three months and six months ended June 30, 2009 and 2008 and the period from April 6, 2000 (inception) to June 30, 2009	2

Statements of Changes in Stockholders' Equity for the six months ended June 30, 2009 and the period from April 6, 2000 (inception) to June 30, 2009	3

Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and the period from April 6, 2000 (inception) to June 30, 2009	12

Notes to Unaudited Interim Financial Statements	14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	50

Item 4(T) - Controls and Procedures	51

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	51

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3 - Defaults upon Senior Securities	53

Item 4 – Submission of Matters to a Vote of Security Holders	53

Item 5 - Other Information	53

Item 6 – Exhibits	54

SIGNATURES	55

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of

	June 30	December 31
	2009	2008
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	18,675	1,726
Prepaid expenses and other	636	523
Prepaid offering costs	-	14
Refundable Value-Added Tax	1,008	26
Total current assets	20,319	2,289

Unproved oil and gas properties, full cost method	9,849	5,246

Property and equipment
Net of accumulated depreciation of $70,000 and $60,000	76	83

Other assets
Assets held for severance benefits	28	58
Total other assets	28	58

Total assets	30,272	7,676

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	146	117
Accrued liabilities	2,188	223
Deferred officers compensation	268	1,487
Total current liabilities	2,602	1,827

Provision for severance pay	178	174

Deferred officers’ compensation	-	120

Total liabilities	2,780	2,121

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 50,000,000 and 30,000,000 shares at 2009 and 2008, respectively; Issued and outstanding: 15,056,653 and 10,541,563 shares at 2009 and 2008 respectively	151	105
Additional paid-in capital	53,994	29,855
Deficit accumulated in development stage	(26,653)	(24,405)
Total stockholders’ equity	27,492	5,555

Total liabilities and stockholders' equity	30,272	7,676

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

					Period from
					April 6, 2000
	For the three month period		For the six month period		(inception) to
	ended June 30		ended June 30		June 30
	2009	2008	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	233	277	467	600	5,561
Salaries	900	489	1,400	943	7,108
Other	214	429	475	722	4,129
Impairment of unproved oil and gas properties	-	-	-	-	9,494
Loss from operations	(1,347)	(1,195)	(2,342)	(2,265)	(26,292)

Other expense, net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	76	-	80
Interest income, net	15	26	18	57	86

Loss before income taxes	(1,332)	(1,169)	(2,248)	(2,208)	(26,653)
Income taxes	-	-	-	-	-

Net loss	(1,332)	(1,169)	(2,248)	(2,208)	(26,653)

Net loss per share of common stock - basic and diluted (in US$) (See Note 3D)	(0.12)	(0.11)	(0.20)	(0.20)	(4.15)

Weighted-average shares outstanding – basic and diluted (in thousands) (See Note 3D)	11,224	11,022	11,199	11,022	6,424

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	237	3	2,370	-	2,373
For debt	13	*-	126	-	126

Funds received from Rights Offering	4,200	42	20,958	-	21,000

Funds received from warrant exercises	52	1	364	-	365

Underwriter warrants exercised in cashless exercise	13	-	-	-	-

Value of options granted to employees	-	-	354	-	354

Value of options granted to directors and consultants	-	-	328	-	328

Value of shares gifted to employees	-	-	4	-	4

Costs associated with the issuance of shares	-	-	(365)	-	(365)

Net loss	-	-	-	(2,248)	(2,248)

Balances June 30, 2009	15,057	151	53,994	(26,653)	27,492

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the six month		(inception) to
	period ended June 30		June 30
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(2,248)	(2,208)	(26,653)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	10	14	76
Officer, director and other fees, paid via common stock	10	-	2,275
Value of options and warrants issued to employees, directors & others	682	216	1,966
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	-	-	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(113)	(171)	(636)
(Decrease)Increase in deferred offering costs	14	(293)	-
Change in refundable value-added tax	(982)	42	(1,008)
Severance pay, net	34	25	150
Accounts payable	29	47	789
Accrued liabilities	1,965	(13)	2,189
(Decrease)Increase in deferred officers' compensation	(1,219)	412	508
Net cash used in operating activities	(1,818)	(1,929)	(10,172)

Cash flows from investing activities
Acquisition of property and equipment	(3)	(39)	(156)
Investment in unproved oil and gas properties	(4,603)	(777)	(19,493)
Net cash used in investing activities	(4,606)	(816)	(19,649)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	23,738	-	51,557
Costs associated with the issuance of shares	(365)	-	(3,650)
Net cash provided by financing activities	23,373	-	48,496

Net increase (decrease) in cash	16,949	(2,745)	18,675
Cash – beginning of period	1,726	4,590	-
Cash – end of period	18,675	1,845	18,675

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the six month		(inception) to
	period ended June 30		June 30
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	4	-	62
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	6	-	956
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	120	216	940
Shares issued for services provided by officer	-	-	500
Value of warrants and options granted to employees	354	-	1,462
Value of warrants granted to directors and consultants	328	-	405
Value of warrants granted to underwriters	-	-	99
Value of shares granted to employees	-	-	50
Value of shares gifted to directors, employees and service providers	4	-	259
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

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

The Company currently holds two petroleum exploration licenses and has recently been advised of the grant of one petroleum exclusive exploration permit granted pursuant to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”). The Issachar-Zebulun Permit extends Zion’s petroleum rights from the Mediterranean at Caesarea across the Carmel Mountains to Megiddo and through to the Jordan River immediately south of the Sea of Galilee. The Issachar-Zebulun Permit increases Zion’s total petroleum exploration rights area to approximately 327,100 acres. Below is a summary of the licenses and the newly granted permit.

Licenses

(1)  The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the revised terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by January 1, 2010.

(2)  The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 well and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit.  Under the terms of the Joseph License, the Company was required to commence the drilling of a well to a depth of at least 4,700 meters (about 15,400 feet) by July 1, 2009.  In April 2009, the Company commenced drilling operations on the Ma’anit-Rehoboth #2 well, and has satisfied its obligations under the Joseph License by drilling the Ma’anit-Rehoboth # 2 well beyond the required depth of 4,700 meters.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.        Nature of Operations (cont’d)

In the event of a discovery on either of the licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Permit

(3)  On June 18, 2009, Zion was advised by the Israeli Petroleum Commissioner that it will be awarded a preliminary exclusive petroleum exploration permit (the “Issachar-Zebulun Permit”) on approximately 165,000 acres onshore Israel.  The Issachar-Zebulun Permit is adjacent to and to the east of the Company's Asher-Menashe License and is in the area that was formerly within Issachar’s and Zebulun’s ancient biblical tribal areas.

The Issachar-Zebulun Permit has an eighteen month term that allows the Company to conduct, on an exclusive basis and preliminary investigations, to ascertain the prospects for discovering petroleum in the area covered by the permit.  Unlike on a license, no test drilling is allowed on a Permit area.

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested. Despite the encouraging, but inconclusive results, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007.  (See Note 2A)

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd., a Delaware corporation (“Aladdin”) pursuant to which Aladdin shipped into Israel its 2,000 horsepower rig to be used in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009 and is currently being used in the drilling of the Ma’anit-Rehoboth #2 well, which drilling commenced in May 2009.  As of July 31, 2009, the Company has drilled into the Triassic formations to approximately 15,850 feet and has conducted logging operations, using state of the art equipment including CIBL (circumferential borehole imaging log) and STAR (formation conductivity tools.  The logs are now being evaluated both internally and externally.   These evaluations are being undertaken in order to evaluate our findings in the Triassic, but have no bearing on our plan to continue drilling to the target depth of 18,040 feet.  After setting intermediate casing, the Company is continuing drilling to the deeper Permian formations.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.        Nature of Operations (cont’d)

The contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days.  The contract originally provided for mobilization and de-mobilization fees of $675,000 each. To date, the Company has paid Aladdin $475,000 on account of mobilization fees, which cost is included in the well cost.   Under the terms of an amendment to the drilling contract executed in December 2008 and further amended in April 2009, the remaining $200,000 payment was waived and no additional cash outlay was due upon mobilization. The contract, as amended, provided for a demobilization fee of $550,000, but also provided that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if, and to the extent, that Aladdin receives funds from such other operator. As of the filing of this report on Form 10-Q, Aladdin has not entered into a contract with another operator in Israel, so Zion is still solely responsible for the full amount of the demobilization fee.  As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that will offset future payments to Aladdin under the contract.  Additionally, under the terms of the amendment entered into in December 2008, the Company has purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin has agreed that the amounts expended by the Company for the drill pipe will be offset against payments to be due from the Company to Aladdin, as well as by the waiver by Aladdin of the remaining $200,000 in mobilization fees that were payable to it.

Operations in Israel are conducted through a branch office. The Asher-Menashe License, Joseph Licenses and Issachar-Zebulun Permit are held directly in the name of the Company. At present it is expected that, other than investment income, any and all future income will be derived from Israeli operations.

B.        Management Presentation and Liquidity

Between September 2004 and through September 2006, the Company raised capital through debt and private offerings and the exercise of outstanding warrants.  During 2006, $1,934,000 was raised in private equity financings and warrant exercises, as described below.

On January 25, 2006 the Company filed a Registration Statement (the “2006 Registration Statement”) for a public offering on a “best efforts” basis (the “Initial Public Offering”) of between 350,000 and 2,000,000 shares of common stock at $7.00 per share with a minimum offering requirement of $2,450,000 (350,000 shares) and a maximum of $14,000,000 (2,000,000 shares). The 2006 Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”) on September 26, 2006. On December 29, 2006, the Company completed the first closing of its Initial Public Offering in which it accepted subscriptions in the amount of $3,059,000 in consideration of the issuance of 436,907 shares of common stock.  Between January 1 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587,000 bringing the total amount raised in the Initial Public Offering through its termination following the May 25, 2007 closing to $12,645,000.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.        Management Presentation and Liquidity (cont’d)

On February 1, 2008, the Company filed a Form S-3 registration statement (the “2008 Registration Statement”) with the SEC in connection with a public offering (the “Follow On Public Offering”) of 2,500,000 Units consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10.  The Follow On Public Offering had a minimum closing requirement of $3,250,000 (325,000 Units).  The 2008 Registration Statement, as subsequently amended, was declared effective on May 14, 2008, whereupon the Follow On Public Offering commenced and continued through the scheduled expiration date of January 9, 2009.  On October 24, 2008, the Company held an initial closing on the Follow On Public Offering of 350,994 Units ($3,510,000).  The Company held a subsequent closing on December 2, 2008 of 65,510 units ($655,000, of which $120,000 was debt conversion).  A final closing was held on January 16, 2009 for 249,839 Units ($2,499,000, of which $120,000 was debt conversion and approximately $6,000 was in settlement of fees due to two service providers).

The total amounts raised in the Follow On Public Offering were $6,663,000, with $6,417,000 in cash and $240,000 in debt conversions and approximately $6,000 in settlement of service provider fees.  These amounts were before the deduction of $513,000 paid to the underwriters for commissions and expenses and $521,000 in deferred offering costs.

On January 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 4.2 million shares of the Company’s common stock (the “Rights Offering”). The registration statement, as subsequently amended on March 31, 2009, was declared effective on April 27, 2009 and the Company distributed to each holder of record as of close of business on May 4, 2009, at no charge, .375 of a non-transferable subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for an aggregate of 4.2 million shares. Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights.  The Rights Offering expired on June 24, 2009. The Rights Offering was fully subscribed resulting in the Company receiving gross proceeds of $21,000,000, prior to the deduction of $146,000 in offering costs, and distributing all 4.2 million shares of its common stock available under the Rights Offering. (See Note 3D)

On July 29, 2009,   the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 2 million shares of the Company’s common stock.  (See Note 6)

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.        Management Presentation and Liquidity (cont’d)

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

C.        Basis of Presentation

The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  It has limited capital resources, no revenue, and a loss from operations as it is devoting substantially all of its efforts to petroleum exploration. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern.  The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2008. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company follows the full-cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

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

The Company’s oil and gas property represents an investment in an unproved property and a major development project on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information, but has not occurred since July 2007.  The total net book value of the unproved oil and gas properties under the full cost method is $9,849,000 at June 30, 2009.  Management assessed the recoverability of this asset on a quarterly basis during 2008 and for the first and second quarters in 2009 and recorded no impairment charges on this asset during such time period.  However, it is reasonably possible that the Company’s determination that the unproved oil and gas properties are not impaired could change in the near term should oil prices resume a declining trend or should drilling costs, completion costs, facility costs or other associated overhead costs increase dramatically beyond what the Company has projected.

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

Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Commissioner for a petroleum exploration license, the Joseph License, covering approximately 83,272 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled, which License was subsequently granted on October 11, 2007.  As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded an impairment of $9,494,000 to its unproved oil and gas properties.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.        Oil and Gas Properties and Impairment (cont’d)

As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  The Ma’anit- Rehoboth # 2 well was directionally drilled from that point to the middle and the lower Triassic, which zones have been tested and are being evaluated for the presence of hydrocarbons.  After setting intermediate casing, the Company is continuing drilling down to the deeper Permian section of the upper Paleozoic formation to a targeted depth of approximately 18,040 feet.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses and on a petroleum exploration permit: (a) The Joseph License, in respect of which the drilling of a well (the Ma’anit-Rehoboth #2) is under way (See Note 1A); (b) the Asher-Menashe License, in respect of which planning and preparations are underway for a well, the Elijah #3 and (c) the Issachar- Zebulun Permit, in respect of which a work program was submitted along with the application and which work program is now underway. (See Note 5H)

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494,000 impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $9,849,000 at June 30, 2009.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30 2009	December 31 2008
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	7,761	3,641
Capitalized salary costs	806	582
Legal costs and license fees	815	684
Other costs	467	339
	$9,849	$5,246

Impairment of unproved oil and gas properties comprised as follows:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.        Oil and Gas Properties and Impairment (cont’d)

	Six Month Period ended June 30 2009	Year ended December 31 2008	Period from April 6, 2000 (inception) to June 30, 2009
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	7,959
Capitalized salary costs	-	-	683
Legal costs and license fees	-	-	509
Other costs	-	-	343
	-	-	9,494

B.       Recently Issued Accounting Pronouncements

1.	SFAS 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 166 – Accounting for Transfers of Financial Assets (“SFAS 166”).  This statement was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 was issued to address (1)  practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.

SFAS 166 is to be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  SFAS 166 must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.        Recently Issued Accounting Pronouncements (cont’d)

1.	SFAS 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166) (cont’d)

If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.

The Company does not expect the adoption of SFAS 166 to have a material impact on its balance sheet or statement of operations.

2.	SFAS 167 – Amendments to FASB Interpretation No. 46(R) (SFAS 167)

In June 2009, the FASB issued SFAS 167 - Amendments to FASB Interpretation No. 46(R) (“SFAS 167+) to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

The Company does not expect the adoption of SFAS 167 to have a material impact on its balance sheet or statement of operations.

3.	SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168)

In June 2009, the FASB issued SFAS 168 - The FASB Accounting Standards Codification (Codification) (“SFAS 168”).  SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.        Recently Issued Accounting Pronouncements (cont’d)

3.	SFAS 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168) (cont’d)

SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

The Company does not expect the adoption of SFAS 168 to have a material impact on its balance sheet or statement of operations.

C.       Recently Adopted Accounting Pronouncements

1.	SFAS 157 – Fair Value Measurements (SFAS 157)

On January 1, 2009, the Company was required to apply the provisions of SFAS 157 to fair value measurements of non-financial assets and non-financial liabilities that were recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this standard has had no significant impact on the Company’s balance sheet or statement of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”) to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  FAS 157-4 also included guidance on identifying circumstances that indicated a transaction was not orderly.  FSP 157-4 also emphasized that even if there had been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remained the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FAS 157-4 was effective for interim and annual reporting periods ending after June 15, 2009 applied prospectively.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.        Recently Adopted Accounting Pronouncements (cont’d)

1.	SFAS 157 – Fair Value Measurements (SFAS 157) (cont’d)

The adoption of FAS 157-4 did not have a material impact on the Company’s balance sheet or statement of operations.

2.	FSP FAS 115-2 and FAS 124-2 – Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2” and “FAS 124-2”)

In April 2009, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2” and “FAS 124-2”) provided that the objective of an other-than-temporary impairment analysis under existing U.S. GAAP was to determine whether the holder of an investment in a debt or equity security for which changes in fair value were not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment was impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  FAS 115-2 and FAS 124-2 also amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FAS 115-2 and FAS 124-2 did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Earlier adoption for periods ending before March 15, 2009, was not permitted.  If an entity elected to adopt early either FAS 157-4 or FAS 107-1 and APB 28-1, the entity was also required to adopt FAS 115-2 and FAS 124-2 early.  Additionally, if an entity elected to adopt FAS 115-2 and FAS 124-2 early, it was required to adopt FAS 157-4.  Disclosure for earlier periods presented for comparative purposes at initial adoption was not required.  In periods after initial adoption, comparative disclosures were required for periods ending after initial adoption.

The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s balance sheet or statement of operations.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.        Recently Adopted Accounting Pronouncements (cont’d)

3.	FSP FAS 107-1 and APB 28-1 – Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1” and “APB 28-1”) (cont’d)

Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

FAS 107-1 and APB 28-1 were effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity could early adopt only if it also elected to early adopt FAS 157-4 and FAS 115-2 and FAS 124-2.  Disclosure for earlier periods presented for comparative purposes at initial adoption was not required.  In periods after initial adoption, comparative disclosures are required only for periods ending after initial adoption.

The adoption of FAS 107-1 and APB 28-1 did not have a material impact on the Company..

4.	SFAS 162 – The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)

In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identified the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  It became effective on November 15, 2008, which was 60 days following the approval by the SEC of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

The adoption of SFAS 162 did not have a material impact on the Company’s balance sheet or statement of operations.

5.	SFAS 141R - Business Combinations (SFAS 141R)

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.        Recently Adopted Accounting Pronouncements (cont’d)

5.	SFAS 141R - Business Combinations (SFAS 141R) (cont’d)

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

On January 1, 2009, the Company adopted SFAS 141R and FAS 142-3 but it did not have a material impact on its balance sheet or statement of operations.

6.	SFAS 160 – Non-controlling Interest in Consolidated Financial Statements (SFAS 160)

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (“SFAS 160”).  SFAS 160 required non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changed the accounting for transactions with non-controlling interest holders.  SFAS 160 was effective for periods beginning on or after December 15, 2008, and earlier adoption was prohibited.  SFAS 160 was applied prospectively to all non-controlling interests, including any that arose before the effective date.

On January 1, 2009, the Company adopted SFAS 160 but it did not have a material impact on its balance sheet or statement of operations.

7.	SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities (SFAS 161)

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”).  SFAS 161 was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows.  It was effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008, with early adoption encouraged.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.        Recently Adopted Accounting Pronouncements (cont’d)

7.	SFAS 161 – Disclosures about Derivative Instruments and Hedging Activities (SFAS 161) (cont’d)

The Company adopted SFAS 161 on January 1, 2009 but it did not have a material impact on the Company.

8.	SFAS 165 – Subsequent Events (SFAS 165)

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth (1)  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2)  the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3)  the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

The Company adopted SFAS 165 in the quarter ended June 30, 2009 but it did not have a material impact on its balance sheet or statement of operations.

9.	FSP APB 14-1 – Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (APB 14-1)

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.        Recently Adopted Accounting Pronouncements (cont’d)

10.	EITF 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5)

In June 2008, the FASB issued EITF Issue 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-5”). This Issue was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application was not permitted. Paragraph 11(a) of SFAS 133 “Accounting for Derivatives and Hedging Activities” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

A.        Private Placement Offerings (cont’d)

During 2006, the Company (i) raised $489,000 from the sale of 89,000 shares of common stock and 7,125 G warrants; (ii) issued 62,493 shares of common stock for $291,000 in consideration of services; (iii) issued 175,357 shares of common stock for $877,000 upon the exercise of E warrants; (iv) issued 35,000 shares of common stock for $105,000 upon the exercise of $3.00 warrants; and (v) issued 42,957 shares of common stock for $172,000 upon the exercise of “D” warrants. (See Note 3G)

B.        Initial Public Offering

On December 29, 2006, the Company completed its first closing of the Initial Public Offering in which it accepted subscriptions in the amount of $3,059,000 in consideration of the issuance of 436,907 shares of common stock. Between January 1, 2007 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587,000, bringing the total amount raised in the Initial Public Offering through May 25, 2007 to $12,645,000.  The offering terminated on May 25, 2007.  (See Note 1B)

C.        Follow on Public Offering

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

D.        Rights Offering

On January 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 4.2 million shares of the Company’s common stock. The registration statement, as subsequently amended on March 31, 2009, was declared effective on April 27, 2009, and the Company distributed to each holder of record as of close of business on May 4, 2009, at no charge, .375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for up to an aggregate of 4.2 million shares. Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The rights offering, originally scheduled to expire on June 10, was extended to June 24, 2009.

The rights offering was fully subscribed resulting in the Company distributing all 4.2 million shares of its common stock available.  Net proceeds of $20,854,000 from the Rights Offering, after deducting $146,000 in offering costs from the gross proceeds of $21,000,000, are being applied to the Company’s drilling program and other operations.

Due to the new common stock shares that were issued in connection with the Rights Offering, the weighted average shares outstanding was adjusted by a factor of 1.089 which in turn adjusted the earnings per share calculations for the bonus element associated with the Rights Offering, as prescribed by FASB SFAS No. 128, “Earnings per Share”.

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

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
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

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

On January 8, 2009, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $280,000 (these options vest in four equal tranches of four vesting periods of 10,000 shares each, on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009),  which will be charged according to the vesting periods.  On February 1, 2009, a separate award agreement was entered into with a different employee for the purchase of 50,000 shares of common stock at an exercise price of $7.97 per share through December 31, 2014 (these options will vest in three tranches – 20,000 on January 31, 2010; 15,000 on January 31, 2011 and 15,000 on January 31, 2012, at a value of $243,000 that will be charged according to the vesting periods).

On June 17, 2009, Zion's Board of Directors agreed to and approved the following fully vested option awards under the 2005 Stock Option Plan:  (a) to one director for the purchase of 25,000 shares of common stock at an exercise price of $8.25 per share through June 16, 2012; (b) to Zion staff for the purchase (in aggregate) of 28,000 shares of common stock at an exercise price of $8.25 per share through June 16, 2012; (c) to consultants and service providers of Zion for the purchase (in aggregate) of 59,000 shares of common stock at an exercise price of $8.25 per share through June 16, 2012.  The aforementioned June 2009 option grants resulted in the Company recognizing expenses in the amounts of (a) $97,000, (b) $79,000 and (c) $231,000 during June 2009.

F.	Fair Value of Warrants and Options

The Company has reserved 1,101,753 shares of common stock as of June 30, 2009 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at June 30, 2009 and 2008 and the period from April 6, 2000 (inception) to June 30, 2009. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise	Number of	Expiration	Warrants or
	price	shares	Date	Options

To non-employees
	8.25	59,000	June 16, 2012	Options
To employees and directors
	5.00	50,000	December 31, 2009	Warrants
	5.00	50,000	December 31, 2009	Options
	5.00	66,667	December 31, 2010	Options
	8.25	53,000	June 16, 2012	Options
(table continued on next page)

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

F.	Fair Value of Warrants and Options (cont’d)

	5.60		35,000	December 31, 2012	Options
	7.97		50,000	December 31, 2014	Options
	0.01		123,882	December 3, 2017	Options
To investors
	7.00		614,204	January 31, 2012	Warrants
	6.04	*	1,101,753
*  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$
Granted from April 6, 2000 (inception) to December 31, 2007 to:
Employees, officers and directors	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Expired/Canceled	(641,059)	2.87
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2007	411,795	4.52

Granted to:
Investors in Follow On Public Offering	416,404	7.00
Expired/Canceled	(64,625)	5.15
Outstanding, December 31, 2008	763,574	5.81
Granted to:
Employees, officers, directors and consultants	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Canceled	(15,000)	5.60
Exercised	(98,760)	7.83
Outstanding, June 30, 2009	1,101,753	6.04
Exercisable, June 30, 2009	1,031,753	6.06

The following table summarizes information about stock warrants and options outstanding as of June 30, 2009:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

F.	Fair Value of Warrants and Options (cont’d)

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	Average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	Exercise	exercise	Outstanding	Life (years)	exercise
			price	price			price
US$			US$	US$			US$
0.01	20,000	8.43	0.01	0.01	103,882	8.43	0.01
-	-	-	-	5.00	100,000	0.50	5.00
-	-	-	-	5.00	66,667	1.50	5.00
-	-	-	-	5.60	35,000	3.50	5.60
				7.00	614,204	2.58	7.00
7.97	50,000	5.51	7.97	8.25	112,000	2.96	8.25
0.01-7.97	70,000		5.70	0.01-8.25	1,031,753		6.06

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the six month periods ended June 30, 2009 and 2008, and the period from April 6, 2000 (inception) to June 30, 2009, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month period		Period from April 6,
	ended June 30,		2000 (inception) to
	2009	2008	June 30, 2009
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	7.71	-	3.00 – 8.23
Dividend yields	-	-	-
Expected volatility	59.0 - 71.0%	-	28.2% - 71.0%
Risk-free interest rates	1.79 – 2.47%	-	1.79% - 5.15%

Expected lives	1.5 – 4.81	-	1.5 – 5.31 years

Weighted-average grant date fair market value	4.93	-	0.76 - 6.43

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six month periods ended June 30, 2009 and 2008 and the period from April 6, 2000 (inception) to June 30, 2009, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

F.	Fair Value of Warrants and Options (cont’d)

	For the six month period		Period from April 6,
	ended June 30,		2000 (inception) to
	2009	2008	June 30, 2009
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	8.23	-	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	71%	-	32.2% - 99.8%
Risk-free interest rates	1.79%	-	1.79% - 5.50%
Contractual lives	3.00	-	0.56 – 3.17 years
Weighted-average grant date fair market value	3.91	-	0.68 – 3.91

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2009 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term. In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through June 30, 2009, the Company’s stock volatility is based on actual trading of the Company’s stock.

G.	Compensation Cost for Warrant and Option Issuances to Employees

The compensation cost of warrant and option issuances recognized for the three and six month periods ended June 30, 2009 and 2008 and from April 6, 2000 (inception) to June 30, 2009 amounted to $198,000, $77,000, $354,000, $216,000 and $1,462,000, respectively.

As of June 30, 2009, there was $239,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

G.	Compensation Cost for Warrant and Option Issuances to Employees (cont’d)

US$ thousands
July 1 - December 31, 2009	140
For the year ended December 31, 2010	69
For the year ended December 31, 2011	28
For the year ended December 31, 2012	2
239

H.	Warrant Descriptions

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

*  Subsequently extended to December 31, 2009 for some of this class of warrants

Other than price and date details, all of the warrants, except for the Unit Warrants, were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants were not exercisable before November 25, 2007, which was six months following the final closing date of the Initial Public Offering. (See Note 3C)  The Unit Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant during the Company’s Follow On Public Offering. (See Note 1B and 3C)  On February 9, 2009, the Unit split into its two components.  The warrant became exercisable as of February 9, 2009.

I.	Gift Shares

During the third quarter of 2007, three employees received 1,042 registered shares from one of the executive officers.  The related value of $7,000 was charged to the statement of operations and credited as additional paid in capital.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

I.	Gift Shares (cont’d)

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

During the second quarter of 2009, two persons who are employees of the company received a total of 400 shares from one of the executive officers.  The related value of $4,000 was charged to the statement of operations and credited as additional paid in capital.

Note 4 - Related Party Transactions

During June 2009, management and the Board of Directors reviewed the activity related to deferred officers’ compensation as it stood at May 31, 2009.  During the first five months of 2009, the Company made payments against previously deferred balances due to officers in the amount of $121,000, which resulted in a remaining balance of $1,587,000 of deferred officers’ compensation at May 31, 2009, which represented payables to officers of the Company of (i) $1,290,000 which was accrued through December 31, 2008 and (ii) $297,000 which was accrued for January through May 2009. Such officers had committed to defer payments of these sums until July 1, 2009. In June 2009, after their review of the amounts, the Board of Directors authorized payment of all amounts previously deferred through May 31, 2009, using proceeds from the Rights Offering and from warrant exercises.

Subsequently, an amount of $1,482,000 of deferred officers’ compensation was settled during June 2009.  An additional amount of $105,000 was settled during July 2009 with the balance of $130,000 being deferred until January 2010, at the request of the deferring person.  (See Note 6)  The deferred officers’ compensation at June 30, 2009, after adjusting for the July 2009 payments and the January 2010 deferral, was $33,000, which represented amounts deferred for June 2009.

The officers with deferred amounts from June 2009 have agreed to defer these amounts until December 31, 2009.

In connection with the Follow On Public Offering, two of the Company’s senior officers purchased Units in the Units Offering through the conversion of amounts owed to them in respect of deferred salaries and other payments in the aggregate amount of $240,000.

Under an agreement with a former executive officer of the Company whose employment with the Company expired on December 31, 2008, entered into in January 2009, the Company has been making payments against his deferred amounts under a settlement agreement related to $283,000 in total deferred compensation at December 31, 2008 (included in the amounts reflected above).  The balance remaining at June 30, 2009 was $190,000, of which $60,000 was subsequently paid during July 2009 with the remaining $130,000 scheduled to be paid in January 2010, at the former officer’s request.  (See Note 5J and Note 6)

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 4 - Related Party Transactions (cont’d)

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

In March 2007, upon the resignation of the previous Chief Executive Officer (“CEO”) of the Company, Mr. Rinberg was appointed to the position of CEO under his existing Retention Agreement.  Effective November 1, 2007, the Company entered into an employment agreement (the “Rinberg Employment Agreement”) with Mr. Rinberg, effective through December 31, 2008 with automatic extensions.  The Rinberg Employment Agreement automatically extended for a two year term, per the terms of the agreement, through December 2010.  In connection with the Rinberg Employment Agreement, Mr. Rinberg was granted options to purchase 40,000 shares of the Company’s common stock.  An additional 40,000 options were granted in January 2009 upon the extension of the Rinberg Employment Agreement, per the terms of the agreement.  (See Note 3D)

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

B.	Royalty Commitments (cont’d)

related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At June 30, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of June 30, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect of the plan.

D.             Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty in the Company's current Israeli oil and gas interests has been assigned to each charitable organization (6% overriding interest in the aggregate), and on June 18, 2009 the Commissioner formally approved the assignment of the overriding royalty interests.  At June 30, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

E.              Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,322,000 on an annual basis. A portion of these officers and employees have agreed to defer a portion of their pay through December 31, 2009.  During the six month period ended June 30, 2009, $1,603,000 of amounts previously deferred were paid to executives and employees and an amount of $105,000 previously deferred being paid during July 2009.  The remaining balance of $130,000 has been deferred until January 2010 at the request of a former executive, to which it is due. (See Note 4 and Note 6)

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

F.	Underwriting Agreement (cont’d)

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

Additionally, the April 2008 Underwriting Agreement provided for a 5% underwriting commission and a 3% non-accountable expense allowance.  In connection with the initial and second closings of the Follow On Public Offering that were held on October 24, and December 2, 2008, Brockington received $323,000 from the proceeds of the Follow On Public Offering, of which $202,000 was in respect of the underwriting commission and $121,000 was in respect of expense reimbursement. Subsequently, in the final closing of the Follow On Public Offering that was held on January 16, 2009, Brockington received $190,000 from the proceeds, of which $119,000 was in respect of commissions and $71,000 was in respect of expense reimbursement. (See Notes 1B and 3C)

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

G.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011.  The monthly rent was $4,000 for the twelve-month periods ended October 31, 2008 and is $4,500 for the twelve-month period ending October 31, 2009.

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

The future minimum lease payments are as follows:
US$ thousands
2009 (July – December)	45
2010	58
2011	47
150

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

I.	Drilling Contract

On September 12, 2008, the Company entered into a drilling contract with Aladdin pursuant to which Aladdin shipped into Israel its 2,000 horsepower drilling rig to be used in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009 and drilling operations on the Ma’anit-Rehoboth #2 are currently underway.  As of August 2009, the Company has drilled into the Triassic formations to approximately 15,850 feet and has conducted logging operations, which are now being evaluated both internally and externally.  These evaluations are being undertaken in order to evaluate our findings in the Triassic, but have no bearing on our plan to continue drilling ot the target depth of 18,040 feet.  After setting intermediate casing, the Company has continued drilling to the deeper Permian formations.

The drilling contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. To date, the Company has paid Aladdin $475,000 on account of mobilization fees, which are included in the well cost.   Under the terms of an amendment to the drilling contract executed in December 2008 and further amended in April 2009, the remaining $200,000 payment in respect of the mobilization fee was waived. The contract, as amended, provided for a demobilization fee of $550,000, but also provided that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that will offset future payments to Aladdin under the contract. Additionally, under the terms of the amendment entered into in December 2008, the Company purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin agreed that the amounts expended by the Company for the drill pipe will be offset against payments to be due from the Company to Aladdin, as well as by the waiver by Aladdin of the remaining $200,000 in mobilization fees payable to it. Drilling activities on the Company’s Ma’anit-Rehoboth #2 well commenced in April 2009. During the quarter ended June 30, 2009, the Company made payments of $781,000 to Aladdin after the deduction of $23,000 for reimbursement of expenses paid by the Company on Aladdin’s behalf.

J.	Settlement Agreement

On January 6, 2009, the Company and a former Executive Vice President, entered into a settlement agreement (the “Settlement Agreement”) resolving all disputes between them relating to the payment by the Company to such person of amounts in respect of deferred compensation, as well as other related matters. Under the Settlement Agreement, the Company remitted to such person the sum of $43,000 on account of $283,000 in total deferred payment payable to such former executive, with the balance of $240,000 payable on

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

J.	Settlement Agreement (cont’d)

a monthly basis of $10,000 per month, over a two year period through February 2011. During the six months ended June 30, 2009, excluding the initial payment, the Company had paid $50,000 against the outstanding balance.  Under certain specified conditions relating primarily to the payment of deferred amounts owing to executives of the Company beyond a specified maximum amount prior to the payment in full of the amounts owing to the former executive, the monthly payment to the former executive may be accelerated. Under the Settlement Agreement, the former executive received certain releases and access to his pension/life insurance fund accounts under Israeli law. The former executive’s employment, under his personal employment agreement with the Company, expired as of December 31, 2008.  At June 30, 2009, a balance of $190,000 remained with $60,000 being paid to the former executive during July 2009 and the balance of $130,000 being deferred until January 2010 at the former executive’s request.  (See Note 6)

K.	Employment Agreement with Executive

On January 8, 2009, the Board of Directors approved a new Employment Agreement with Sandra F. Green as the Chief Financial Officer and Senior Vice President, with both position and changes to the Employment Agreements being effective February 1, 2009.

In connection with her appointment as Chief Financial Officer and Senior Vice President, on January 12, 2009, the Company and Ms. Green entered into an employment agreement, which became effective as of February 1, 2009, pursuant to which Ms. Green is being paid an annual salary of $200,000, payable monthly; notwithstanding which, consistent with the  existing arrangement with Company senior officers where 80% of their respective salaries are paid (up to a limit of $15,500 per month) with the remainder deferred until such time as the Company’s cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations.

Pursuant to the agreement, Ms. Green was also awarded options to purchase 50,000 shares of the Company's common stock under the Company's 2005 Stock Option plan, of which options for 20,000 shares are to vest at the end of the initial term (January 31, 2010) and options for 15,000 shares at the end of each 12 month period thereafter. The options have a per share exercise price of $7.97.

Note 6 - Subsequent Events

During July 2009, a payment of $60,000 was made to a former executive, with a balance of $130,000 being deferred until January 2010 at the former executive’s request. Previously deferred amounts that were due to the former executive had been being paid to him pursuant to a Settlement Agreement.  (See Note 5J)  Also during July 2009, an amount of $45,000 of previously deferred compensation was paid to a current officer.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2009

Note 6 - Subsequent Events (cont’d)

On July 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed second rights offering to holders of the Company’s common stock of up to 2 million shares of the Company’s common stock. Under the proposed offering, stockholders will receive 0.13 of a subscription right for each share of common stock owned on the record date (thirteen subscription rights for each one hundred shares), subject to adjustment as contemplated by the terms of the proposed rights offering. Each whole subscription right entitles the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. Should the offering be fully subscribed, the Company would receive gross proceeds of approximately $10 million, however, there is no assurance that all, or any of the subscription rights will be exercised. The proceeds from the proposed rights offering will be used to further the Company’s drilling plans.  The record date, commencement date and initial expiration date for the offering will be determined at the time that the registration statement relating to the proposed rights offering becomes effective.  As of the filing of this quarterly report on Form 10-Q, the registration statement has not been declared effective and there is no assurance that the registration statement will be declared effective.

The subsequent events have been evaluated through August 10, 2009, which date the financial statements were available for issue.

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

Overview

Zion Oil is an initial stage oil and gas exploration company with a history of almost nine years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company. We currently hold two exploration licenses covering approximately 162,100 acres onshore in the State of Israel between Netanya in the south and Haifa in the north and one exploration permit covering approximately 165,000 acres adjacent to and to the east of Zion’s Asher-Menashe license area and in the area that was formerly within Issachar’s and Zebulun’s ancient biblical tribal areas. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Petroleum Law. The Issachar-Zebulun Permit increases our total petroleum exploration rights area to approximately 327,100 acres.

During June 2009, we drilled the Ma’anit-Rehoboth #2 to a depth of approximately 4,700 meters (15,500 feet) and continued to 15,850 feet in early July 2009. The well is ultimately targeted to a bottom-hole location in the Permian formation approximately 2,500 feet east-northeast of the bottom-hole location of our previously drilled well. Utilizing a 2,000 horsepower rig and rig crews imported from Turkey, directional drilling equipment and crew from Baker Hughes INTEQ, Italy and logging equipment from Baker Hughes-Baker Atlas, we drilled the intermediate hole to a depth of 15,850 feet and completed logging. The logging results are being evaluated internally, and will additionally be evaluated by independent consultants in Houston, Texas to determine whether recoverable hydrocarbons may be present in commercial quantities. The evaluation of these results has no bearing on our plan to continue drilling to the target depth of 18,040 feet. After setting intermediate casing, we have continued drilling down to the Permian formation.

Between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering gross proceeds of $4,164,000, of which $120,000 was for debt conversion. In January 2009, we raised an additional $2,499,000, of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers. Gross proceeds from the offering were $6,663,000, with the Company receiving net cash proceeds of $5,402,000 after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000 and the deduction of $521,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs). We issued, in respect of the amounts raised, 666,343 Units (641,768 for cash and 24,575 for debt conversions). We utilized the amounts raised in the Follow On Public Offering to drill the Ma’anit-Rehoboth #2 well.

On June 24, 2009 our rights offering (the “Rights Offering”) expired. Under the Rights Offering, we distributed to each holder of record as of close of business on May 4, 2009, at no charge, .375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for up to an aggregate of 4.2 million shares. Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Rights Offering, originally scheduled to expire on June 10, was extended to June 24, 2009. The Rights Offering was fully subscribed for $21,000,000 gross proceeds before deducting $146,000 of offering expenses, and resulted in the Company distributing all 4.2 million shares of its common stock available under the offering.

Our current work program calls for the drilling of an additional well to a minimum depth of approximately 4,500 meters (14,800 feet) on the Asher-Menashe License (the Elijah #3) by January 2010. We intend to commence drilling operations on the Elijah #3 well as soon as we complete the appraisal and drilling of the Ma’anit-Rehoboth #2 well, which we estimate will be in September 2009.

However, in order to drill additional wells, we anticipate needing to raise additional funds. Accordingly, on July 29, 2009, we filed a registration statement with the SEC with respect to a proposed rights offering to common stockholders of up to 2 million shares of our common stock. Each whole subscription right will entitle the holder to purchase one share of our common stock for $5.00. Under the proposed offering, stockholders will receive 0.13 of a subscription right for each share held as of such date (thirteen subscription rights for each one hundred shares), subject to adjustment as contemplated by the terms of the proposed rights offering. Should the offering be fully subscribed, the Company would receive gross proceeds of approximately $10 million, before deducting approximately $165,000 in offering expenses. Proceeds from this offering, if any, would be used to further our drilling plans. No assurance can be provided that we will be able to raise any funds from the proposed rights offering, or that the terms of the proposed rights offering won’t change before being declared effective. As of the date of the filing of this quarterly report on Form 10-Q, the registration statement has not been declared effective, nor can any assurance be given that it will be declared effective.

During the nine years between our formation and June 30, 2009, we have received net proceeds from the issuance of our equity securities of $51,557,000 (before the deduction of $3,650,000 in costs associated with the issuance of shares) and have invested in unproved oil and gas properties $19,493,000 in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494,000 was written off during 2007. Through May 31, 2009, our officers and key employees had deferred a substantial portion of their salaries and other compensation due through that time. During the six months ended June 30, 2009, $1,603,000 was paid in cash with an additional $105,000 being paid in July 2009 and $130,000 being deferred until January 2010. From time to time, most of them have exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation).

Going Concern Basis

Our unaudited interim financial statements for the period ended June 30, 2009 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In June 2007, following the analysis of the results of the testing of our Ma’anit #1 well workover, evaluation of the mechanical condition of the well and the desire to optimize drilling operations on our planned Ma’anit-Rehoboth #2 well, we decided to cease operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquish the Ma‘anit-Joseph License. As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well. The Ma’anit-Rehoboth # 2 well was directionally drilled from that point to the middle and the lower Triassic, which zones have been tested and are being evaluated for the presence of hydrocarbons. The Company is currently continuing drilling down to the Permian section of the upper Paleozoic formation.

Immediately after the relinquishment of the Ma’anit-Joseph License, we filed an application with Israel's Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 85,000 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled. This license was subsequently granted. As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, we recorded an impairment of $9,494,000 to its unproved oil and gas properties.

Although our properties are in Israel and our principal operations are also there, we report all our transactions in United States dollars. Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies, including the New Israeli Shekel ("NIS"), and may not be exchangeable for dollars.

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $17,717,000 at June 30, 2009 and $462,000 at December 31, 2008. The increase in working capital is attributable to the proceeds from the final closing of our Follow On Offering (discussed below) held in January 2009 and the closing of our Rights Offering (also discussed below) held in June 2009.

$23,373,000 was provided by financing activities during the six month period ended June 30, 2009, which was from the sale of equity securities in connection with our Rights Offering and our Follow On Public Offering, net of equity sales costs. No cash was provided by financing activities for the six month period ended June 30, 2008. Net cash used in investing activities was $4,606,000 for the six months ended June 30, 2009 and $816,000 for the six month period ended June 30, 2008, which was used for drilling and exploration costs on the licenses and permits and purchasing equipment for our wells.

On June 30, 2009, we had cash and cash equivalents in the amount of $18,675,000, compared to $1,726,000 at December 31, 2008. On August 10, 2009, we had cash and cash equivalents in the amount of $14,920,000. The increase in cash resources at June 30, 2009 is attributable to the proceeds of the closing of the Rights Offering which was held in June 2009 and the Follow On Public Offering which was closed in January 2009.

As previously mentioned, between May 4, 2009 and June 24, 2009, we raised $21 million from a Rights Offering, issuing 4,200,000 shares of common stock. Net proceeds, after the deduction of $146,000 in offering expenses, were 20,854,000.

Also noted previously, between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering $4,164,000, of which $120,000 was for debt conversion. In January 2009, we raised an additional $2,499,000 of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers. Gross proceeds of $6,663,000 were raised in the Follow On Public Offering, from which net cash proceeds of $5,383,000 were received by the Company after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $513,000 and the deduction of $521,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs).

As of May 31, 2009, our officers and employees (collectively, the “deferring officers and employees”) had voluntarily committed to defer payment of approximately $1,587,000 (adjusting for payments made during the first and second quarters of 2009) of unpaid compensation to July 1, 2009, subject to partial earlier payment in certain circumstances. The deferring officers and employees were paid these balances in June 2009, with the exception of $105,000 which was paid in July 2009, with the remaining balance of $130,000 deferred until January 2010 at the deferring person’s request. Some of these deferring officers and employees are continuing to defer a portion of their compensation, generally at the recently reduced rate of 20% of their base salary, though that rate can be greater or less depending on the specific officer or employee involved.

We believe that our currently available cash resources will enable us to meet our operating requirements and drilling plans through September 2010. To continue our drilling plans beyond that date, we will need to raise additional funds, either from the Second Rights Offering or from other sources. No assurance can be provided, however, that we will be successful in raising any funds through the Second Rights Offering. In the event we do not succeed in raising the necessary amounts from the Second Rights Offering, we will have to attract additional investments in our company or additional parties to join our drilling operations in order to carry out our drilling operations. There can be no guarantees that we will be successful in any of these efforts.

Results of Operations

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

Revenue. We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses. General and administrative expenses were $1,347,000 and 2,342,000 for the three and six month periods ended June 30, 2009 compared to $1,195,000 and 2,265,000 for the three and six month periods ended June 30, 2008. Legal and Professional fees were $233,000 and $467,000 for the three and six month periods ended June 30, 2009 compared to $277,000 and 600,000 for the three and six month periods ended June 30, 2008. This decrease is due to the Company performing more preliminary review and drafting in-house, therefore reducing the external cost. Salary expenses were $900,000 and 1,400,000 for the three and six month periods ended June 30, 2009 compared to $489,000 and $943,000 for the three and six month periods ended June 30, 2008. The higher salary expenses are related to the addition of personnel during the second quarter of 2009 and expense recognition for option grants. Other general and administrative expenses were $214,000 and $475,000 for the three and six month periods ended June 30, 2009 compared to $429,000 and $722,000 for the three and six month periods ended June 30, 2008. The decrease is related to a targeted cost reduction effort by our staff.

Interest income, net. Interest income was $15,000 and $18,000 for the three and six month periods ended June 30, 2009 as compared to $26,000 and 57,000 for the three and six months ended June 30, 2008. The decline in interest income was due to a severe decline in the interest rates being paid on cash balances by the banks. Interest expense for these periods was negligible.

Net Loss. Net loss was $1,332,000 and $2,248,000 for the three and six month periods ended June 30, 2009 compared to $1,169,000 and $2,208,000 for the three and six month periods ended June 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 (T).	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2009, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

During the quarter ended June 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None

ITEM 2.                 UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Follow-on-Public Offering

The Follow On Public Offering commenced on May 14, 2008 and was underwritten by Brockington Securities, Inc. on a “best efforts minimum/maximum” basis. In October 2008, the minimum was achieved and an initial closing was held on October 24, 2008. Through January 9, 2009, we completed a total of three closings, including the initial closing, in which a total of 666,343 Units were issued in consideration of $6,417,000 in cash and $246,000 in debt conversion.From the effective date of the 2008 Registration Statement and through June 30, 2009, we incurred for our account in connection with the issuance and distribution of Units in the Follow On Public Offering, expenses as follows:

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

The net offering proceeds to Zion from the 2008 Follow On Public Offering through June 30, 2009, after deduction of the total expenses set forth above was $5,629,000.

Through June 30, 2009, we used the net Follow On Public Offering proceeds as follows:

		In US$ (000)
a.	Preparation for and drilling of Ma'anit-Rehoboth #2 well	$3,624
b.	Exploration costs	$78
c.	Deferred compensation to officers and directors	$361	(1)
d.	Regular compensation to officers	$635
e.	Legal, accounting and professional fees	$391
f.	Other	$440	(2)

(1)	Includes $240,000 of debt conversion by two officers during the unit offering
(2)	Includes $6,000 debt conversion by two vendors in the offering and also includes refundable VAT (value added tax)

As of June 30, 2009, all proceeds from the Follow On Public Offering had been used.

Rights Offering

The Rights Offering commenced on May 4, 2009 and terminated on June 24, 2009 (after an extension from the initial termination date of June 10, 2009). We issued a total of 4,200,000 shares in consideration for $21,000,000 in cash.We incurred for our account in connection with the issuance and distribution of shares in the Rights Offering, expenses as follows:

In US$ (000)
Accounting Fees and Expenses	41
Legal Fees and Expenses	10
Printing Fees and Advertising	49
Listing Fees (including SEC filing fees)	46
TOTAL EXPENSES	$146

None of the above payments was made to any officer or director of Zion or to any person owning 10% or more of any class of Zion's securities.

The net offering proceeds to Zion from the Rights Offering through June 30, 2009, after deduction of the total expenses set forth above was $20,854,000.

Through June 30, 2009, we used the net Follow On Public Offering proceeds as follows:
		In US$ (000)
a.	Drilling of Ma'anit-Rehoboth #2 well	$742
b.	Exploration costs	$-
c.	Deferred compensation to officers	$1,436
d.	Temporary investments	$17,029	(1)
f.	Other	$-

(1)	Balance in US money market accounts at June 30, 2009

The remaining $1,646,000 of the net proceeds were, on June 30, 2009, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 16, 2009. The following matters were approved by the stockholders: (1) election of Class I directors and (2) amendment of Certificate of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 50,000,000. The vote tally was as follows:

(1) Proposal to Elect Class I Directors to Serve until the 2012 Annual Meeting of Stockholders.

	FOR	WITHHELD

John M. Brown	7,681,858 (96.28%)	297,156
Forrest A. Garb	7,942,044 (99.54%)	36,970
Julian Taylor	7,701,824 (96.53%)	277,190

(2) Proposal to amend the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from time to time from 30 million to 50 million.

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
7,500,151 (94%)	396,531	82,332

ITEM 5.               OTHER INFORMATION

None

ITEM 6.                EXHIBITS

Exhibit Index:

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. dated June 30, 2008

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. dated June 24, 2009

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Sandra F. Green
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Sandra F. Green, Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 14, 2009	Date:	August 14, 2009