Form 10-Q
period 2009-09-30
ZION OIL & GAS INC
filed 2009-11-13
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2009; or

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

As of November 9, 2009, Zion Oil & Gas, Inc. had outstanding 15,106,171 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Page
Item 1 - Financial Statements – Unaudited

Balance Sheets - September 30, 2009 and December 31, 2008	1

Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 and the period from April 6, 2000 (inception) to September 30, 2009	2

Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2009 and the period from April 6, 2000 (inception) to September 30, 2009	3

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and the period from April 6, 2000 (inception) to September 30, 2009	12

Notes to Unaudited Interim Financial Statements	14

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	52

Item 4(T) - Controls and Procedures	53

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	53

Item 1.A. – Risk Factors	53

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3 - Defaults upon Senior Securities	55

Item 4 – Submission of Matters to a Vote of Security Holders	55

Item 5 - Other Information	55

Item 6 – Exhibits	55

SIGNATURES	56

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of

	September 30	December 31
	2009	2008
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	11,022	1,726
Prepaid expenses and other	457	523
Prepaid offering costs	36	14
Refundable Value-Added Tax	646	26
Total current assets	12,161	2,289

Unproved oil and gas properties, full cost method	16,161	5,246

Property and equipment
Net of accumulated depreciation of $72,000 and $60,000	75	83

Other assets
Assets held for severance benefits	38	58
Total other assets	38	58

Total assets	28,435	7,676

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	51	117
Accrued liabilities	1,143	223
Deferred officers compensation	256	1,487
Total current liabilities	1,450	1,827

Provision for severance pay	182	174

Deferred officers’ compensation	-	120

Total liabilities	1,632	2,121

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 50,000,000 and 30,000,000 shares at 2009 and 2008, respectively; Issued and outstanding: 15,101,151 and 10,541,563 shares at 2009 and 2008 respectively	151	105
Additional paid-in capital	54,122	29,855
Deficit accumulated in development stage	(27,470)	(24,405)
Total stockholders’ equity	26,803	5,555

Total liabilities and stockholders' equity	28,435	7,676

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

					Period from
					April 6, 2000
	For the three month period		For the nine month period		(inception) to
	ended September 30		ended September 30		September 30
	2009	2008	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	156	179	623	779	5,717
Salaries	368	312	1,768	1,255	7,476
Other	341	374	816	1,096	4,470
Impairment of unproved oil and gas properties	-	-	-	-	9,494
Loss from operations	(865)	(865)	(3,207)	(3,130)	(27,157)

Other expense, net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	76	-	80
Interest income, net	48	12	66	69	134

Loss before income taxes	(817)	(853)	(3,065)	(3,061)	(27,470)
Income taxes	-	-	-	-	-

Net loss	(817)	(853)	(3,065)	(3,061)	(27,470)

Net loss per share of common stock - basic and diluted (in US$) (See Note 3D)	(0.05)	(0.08)	(0.24)	(0.28)	(3.75)

Weighted-average shares outstanding – basic and diluted (in thousands) (See Note 3D)	15,079	11,029	12,902	11,026	7,334

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	237	3	2,370	-	2,373
For debt	13	*-	126	-	126

Funds received from Rights Offering	4,200	42	20,958	-	21,000

Funds received from warrant exercises	59	1	410	-	411

Underwriter warrants exercised in cashless exercise	13	-	-	-	-

Director warrants and options exercised in cashless exercises	37	-	-	-	-

Value of options granted to employees	-	-	436	-	436

Value of options granted to directors and consultants	-	-	328	-	328

Value of shares gifted to employees	-	-	4	-	4

Costs associated with the issuance of shares	-	-	(365)	-	(365)

Net loss	-	-	-	(3,065)	(3,065)

Balances September 30, 2009	15,101	151	54,122	(27,470)	26,803

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(3,065)	(3,061)	(27,470)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	12	24	78
Officer, director and other fees, paid via common stock	4	25	2,269
Value of options and warrants issued to employees, directors & others	764	252	2,048
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	-	-	9,494
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	66	(439)	(457)
(Increase) in prepaid offering costs	(22)	(417)	(36)
Change in refundable value-added tax	(620)	41	(646)
Severance pay, net	28	3	144
Accounts payable	(60)	(86)	700
Accrued liabilities	920	(41)	1,144
(Decrease)Increase in deferred officers' compensation	(1,231)	574	496
Net cash used in operating activities	(3,204)	(3,125)	(11,558)

Cash flows from investing activities
Acquisition of property and equipment	(4)	(39)	(157)
Investment in unproved oil and gas properties	(10,915)	(975)	(25,805)
Net cash used in investing activities	(10,919)	(1,014)	(25,962)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	23,784	-	51,603
Costs associated with the issuance of shares	(365)	-	(3,650)
Net cash provided by financing activities	23,419	-	48,542

Net increase (decrease) in cash	9,296	(4,139)	11,022
Cash – beginning of period	1,726	4,590	-
Cash – end of period	11,022	451	11,022

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	4	-	62
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of accounts payable through issuance of preferred and common stock	6	-	956
Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	120	252	940
Shares issued for services provided by officer	-	-	500
Value of warrants and options granted to employees	436	-	1,544
Value of warrants granted to directors and consultants	328	-	405
Value of warrants granted to underwriters	-	-	99
Value of shares granted to employees	-	25	50
Value of shares gifted to directors, employees and service providers	4	-	259
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

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

The Company currently holds two petroleum exploration licenses and one preliminary exclusive petroleum exploration permit with priority rights granted pursuant to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”). The Issachar-Zebulun Permit extends Zion’s petroleum rights from the Mediterranean at Caesarea across the Carmel Mountains to Megiddo and through to the Jordan River immediately south of the Sea of Galilee. The Issachar-Zebulun Permit increases Zion’s total petroleum exploration rights area to approximately 327,100 acres. Below is a summary of the licenses and the newly granted permit.

Licenses

(1)  The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the revised terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by January 1, 2010.  During October 2009, the Company commenced the drilling of the Elijah #3 well.

(2)  The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 well and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit.  Under the terms of the Joseph License, the Company was required to commence the drilling of a well to a depth of at least 4,700 meters (about 15,400 feet) by July 1, 2009.  In April 2009, the rig arrived and the Company commenced rigging up  operations on the Ma’anit-Rehoboth #2, with drilling starting in May 2009,, and has now satisfied its drilling obligations under the Joseph License by drilling the Ma’anit-Rehoboth # 2 well beyond the required depth of 4,700 meters. The Company is currently evaluating logs and preparing to test the MR-2 well.  Subsequent to September 30, 2009, the rig was moved and drilling commenced on the Elijah #3 location

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

In the event of a discovery on either of the licenses held, Zion will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Permit

(3)  In August 2009, Zion was awarded a preliminary exclusive petroleum exploration permit (the “Issachar-Zebulun Permit”) on approximately 165,000 acres onshore Israel.  The Issachar-Zebulun Permit is adjacent to and to the east of the Company's Asher-Menashe License and is in the area that was formerly within Issachar’s and Zebulun’s ancient biblical tribal areas.

The Issachar-Zebulun Permit allows the Company to conduct, on an exclusive basis through February 23, 2011, preliminary investigations to ascertain the prospects for discovering petroleum in the area covered by the permit.  Unlike a license area, where test drilling may take place, no test drilling is allowed on a permit area.

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested. Despite the encouraging, but inconclusive results, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007.  (See Note 2A)

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd., a Delaware corporation (“Aladdin”) pursuant to which Aladdin shipped into Israel its 2,000 horsepower rig to be used in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009 and was used to drill the Ma’anit-Rehoboth #2 (MR-2) well, which drilling commenced in May 2009.  As of September 30th, 2009, the Company had drilled to the total depth of 17,913 feet and had conducted logging operations.  The logs are now being evaluated both internally and externally.   These evaluations are being undertaken in order to evaluate the Company’s findings in the Triassic geological layer  Subsequent to September 30, 2009, the drilling rig was released from this location and moved to the Elijah #3 location on the Asher-Menashe license area.  The rig is currently being used for drilling the Elijah #3 well.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

Later in 2009, further operations are planned on the Ma’anit-Rehoboth #2 well in order to test up to seven prospective zones that have been identified as bearing hydrocarbons.

The contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. To date, the Company has paid Aladdin $475,000 on account of mobilization fees, which cost is included in the well cost.   Under the terms of an amendment to the drilling contract executed in December 2008 and further amended in April 2009, the remaining $200,000 payment was waived and no additional cash outlay was due upon mobilization. The contract, as amended, provided for a demobilization fee of $550,000, but also provided that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if, and to the extent, that Aladdin receives funds from such other operator. As of the filing of this report on Form 10-Q, Aladdin has not entered into a contract with another operator in Israel, so Zion is still solely responsible for the full amount of the demobilization fee.  As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that will offset future payments to Aladdin under the contract.  Additionally, under the terms of the amendment entered into in December 2008, the Company purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin offset the amounts expended by the Company for the drill pipe against payments that were due from the Company to Aladdin, as well as a waiver by Aladdin of the remaining $200,000 in mobilization fees that were payable to it. As of September 30, 2009, the full cost of the drill pipe purchase has been recovered by the Company, by way of a credit taken against payments due to Aladdin under the drilling contract.

Subsequent to September 30, 2009, notice was given by the Company to Aladdin that it wished to extend the contract to include the drilling of the Elijah #3 well.  The contract was then extended by mutual consent under the same terms as the original agreement.

During the month of September 2009, the Elijah #3 well location permitting process was completed and the location built to Aladdin specifications. The Asher-Menashe License work program (as amended) requires a commencement of operations no later than January 2010. The Company commenced drilling operations on the Elijah #3 well on the Asher-Menashe License is occurred during October 2009, thus fulfilling some of the requirements of the License.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

Operations in Israel are conducted through a branch office. The Asher-Menashe License, the Joseph License and the Issachar-Zebulun Permit are held directly in the name of the Company.

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

The total amounts raised in the Follow On Public Offering were $6,663,000, with $6,417,000 in cash and $240,000 in debt conversions and approximately $6,000 in settlement of service provider fees.  These amounts were before the deduction of $514,000 paid to the underwriters for commissions and expenses and $520,000 in deferred offering costs.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.	Management Presentation and Liquidity (cont’d)

On January 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 4.2 million shares of the Company’s common stock (the “Rights Offering”). The registration statement,  as subsequently amended on March 31, 2009, was declared effective on April 27, 2009 and the Company distributed to each holder of record as of close of business on May 4, 2009, at no charge, .375 of a non-transferable subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for an aggregate of 4.2 million shares. Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights.  The Rights Offering expired on June 24, 2009. The Rights Offering was fully subscribed resulting in the Company receiving gross proceeds of $21,000,000, prior to the deduction of $146,000 in offering costs, and distributing all 4.2 million shares of its common stock available under the Rights Offering. (See Note 3D)

On July 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 2.0 million shares of the Company’s common stock (the “Second Rights Offering”).  On September 15, 2009, the Company filed an amendment to its registration statement to increase the number of shares of common stock that can be purchased in the Second Rights Offering from 2.0 million shares to 3.6 million shares.  The Second Rights Offering was declared effective on October 9, 2009.  (See Note 6)

In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included.  See Note 2A for a discussion of the Company recording an impairment of unproved oil and gas properties following the cessation of operations on the Ma’anit #1 well and the formal relinquishment of the Ma’anit-Joseph License in June 2007.

C.	Basis of Presentation

The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company is a development stage company as defined by FASB ASC 915-10-05-1 – Development Stage Entities.  It has limited capital resources, no revenue, and a loss from operations as it is devoting substantially all of its efforts to petroleum exploration. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern.  The unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

C.	Basis of Presentation (cont’d)

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2008. The results of operations for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

During the third quarter of 2009, the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB) became effective.  The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The ASC does not change Generally Accepted Accounting Principles in the U.S. (U.S. GAAP); and, therefore, does not have any impact on the Company’s consolidated financial statements.  Beginning with this quarterly report, all references to GAAP in the notes to the consolidated financial statements use the new Codification numbering system.

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

The Company’s oil and gas property represents an investment in an unproved property and a major development project on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information, but has not occurred since July 2007.  The total net book value of the unproved oil and gas properties under the full cost method is $16,161,000 at September 30, 2009.  Management assessed the recoverability of this asset on a quarterly basis during 2008 and for the first, second and third quarters in 2009 and found no reason to record an impairment charge on this asset during such time period.  However, it is reasonably possible that the Company’s determination that the unproved oil and gas properties are not impaired could change in the near term should oil prices resume a declining trend or should drilling costs, completion costs, facility costs or other associated overhead costs increase dramatically beyond what the Company has projected or if negative results arise from the testing.

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

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  Considering the desire to optimize drilling operations on the Company’s then planned Ma’anit-Rehoboth #2, the Company decided to cease operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquish the Ma’anit-Joseph License.

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

As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,000 meters, as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  The Ma’anit-Rehoboth # 2 well was directionally drilled from that point to the middle and the lower Triassic, which zones have been logged and are being evaluated for the presence of recoverable hydrocarbons.  After setting intermediate casing, the Company continued drilling down to a total depth of 17,913 feet.  The Company currently plans to resume operations on the Ma’anit-Rehoboth #2 well late in 2009 in order to test up to seven prospective zones.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses and one petroleum exploration permit: (a) The Joseph License, in respect of which the drilling and completion of a well (the Ma’anit-Rehoboth #2) is under way (See Note 1A); (b) the Asher-Menashe License, in respect of which drilling has begun on a well (the Elijah #3); and (c) the Issachar-Zebulun Permit, in respect of which a work program was submitted along with the application and which work program is now underway. (See Note 5H)

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494,000 impairment recorded after the formal surrender of the Ma’anit- Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $16,161,000 at September 30, 2009.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30 2009	December 31 2008
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	13,542	3,641
Capitalized salary costs	927	582
Legal costs and license fees	909	684
Other costs	783	339
	$16,161	$5,246

Impairment of unproved oil and gas properties comprised as follows:

	Nine Month Period ended September 30 2009	Year ended December 31 2008	Period from April 6, 2000 (inception) to September 30, 2009
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	7,959
Capitalized salary costs	-	-	683
Legal costs and license fees	-	-	509
Other costs	-	-	343
	-	-	9,494

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements

1.	SFAS 166 – Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 166 – Accounting for Transfers of Financial Assets (“SFAS 166”) (which has been incorporated into ASC 860).  This statement was issued to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.

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

In June 2009, the FASB issued SFAS 167 - Amendments to FASB Interpretation No. 46(R) (“SFAS 167“) to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements (cont’d)

2.	SFAS 167 – Amendments to FASB Interpretation No. 46(R) (SFAS 167) (cont’d)

SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

The Company does not expect the adoption of SFAS 167 to have a material impact on its balance sheet or statement of operations.

3.	ASU 2009-12 - Fair Value Measurements and Disclosures (820)- Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

ASU 2009-12 allows investors to use net asset value (NAV) as a practical expedient to estimate fair value of investments in investment companies that do not have readily determinable fair values, including investees that have attributes of investment companies, report net asset value or its equivalent (e.g., partners’ capital) to their investors, and calculate net asset value or its equivalent consistent with the measurement principles of the AICPA Investment Companies Guide (i.e., their assets generally are measured at fair value). The practical expedient cannot be used for investments that have a readily determinable fair value. The ASU sets forth disclosure requirements for investments within its scope.

The amendments in ASU 2009-12 are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted.  If an entity elects to early adopt the measurement amendments, the ASU specifies that an entity is permitted to defer the adoption of its disclosure provisions until periods ending after December 15, 2009. However, entities should also consider whether certain of those disclosures are required under other applicable U.S. GAAP, including ASC Topic 275, Risks and Uncertainties. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate.

The Company does not expect the adoption of ASU 2009-12 to have a material impact on its balance sheet or statement of operations.

4.	ASU 2009-13 - Multiple-Deliverable Revenue Arrangements

ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements, sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement  when other items have not yet been delivered.  One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE).

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements (cont’d)

4.	ASU 2009-13 - Multiple-Deliverable Revenue Arrangements (cont’d)

ASU 2009-13 amends ASC Subtopic 650-25 to eliminate the requirement that all undelivered elements have VSOE or TPE before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered.  In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price.  Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13.  Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements.

The Consensus is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  Retrospective application to prior years is an option, but is not required.  In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes.

The Company does not expect the adoption of ASU 2009-13 to have a material impact on its balance sheet or statement of operations.

5.	ASU 2009-14 - Certain Revenue Arrangements that Include Software Elements

ASC Subtopic 985-605, Software-Revenue Recognition, addresses the accounting for revenue transactions involving software.  Currently, that guidance applies to revenue arrangements for products or services that include software that is “more-than-incidental” to the products or services as a whole.

ASU 2009-14 amends ASC Subtopic 985-605 to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.	Recently Issued Accounting Pronouncements (cont’d)

5.	ASU 2009-14 - Certain Revenue Arrangements that Include Software Elements (cont’d)

The Consensus will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  Retrospective application to prior years is an option, but is not required.  In the initial year of application, companies are required to make qualitative and quantitative disclosures about the impact of the changes.

The Company does not expect the adoption of ASU 2009-14 to have a material impact on its balance sheet or statement of operations.

6.	Modernization of Oil and Gas Reporting

In December 2008, the SEC published authoritative guidance as the Final Rule “Modernization of Oil and Gas Reporting.”  The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require companies to, among other things:  (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices.  The use of the new proved reserve definitions and average prices in developing the Company’s reserve estimates will affect future impairment and depletion calculations.

The new discloser requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  The Company has not yet determined the impact of this Final Rule on its disclosures, financial position or results of operations; the effect of the changes will vary depending on changes in commodity prices.

C.	Recently Adopted Accounting Pronouncements

1.	ASC 105-10-65-1 – Transition to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10-65-1)

ASC 105-10-65-1 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

2.	ASC 820 -10-65-4 – Fair Value Measurements and Disclosures

ASC 820-10-65-4, Fair Value Measurements and Disclosures, required the Company to apply its provisions to fair value measurements of non-financial assets and non-financial liabilities that were recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

It also provided guidance for estimating fair value in accordance with the guidelines of Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  It also included guidance on identifying circumstances that indicated a transaction was not orderly.  It also emphasized that even if there had been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remained the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.

The Company adopted ASC 820-10-65-4 during the quarter ended June 30, 2009 but it did not have a material impact on its balance sheet or statement of operations.

3.	ASC 320-10-65-1 Recognition and Presentation of Other-Than-Temporary Impairments

ASC 320-10-65-1, Recognition and Presentation of Other-Than-Temporary Impairments, provided that the objective of an other-than-temporary impairment analysis under existing U.S. GAAP was to determine whether the holder of an investment in a debt or equity security for which changes in fair value were not regularly recognized in earnings (such as securities classified as held-to-maturity or  available-for-sale) should recognize a loss in earnings when the investment was impaired.  An investment is impaired if the fair value of the investment is less than its amortized cost basis.  It also amended the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

3.	ASC 320-10-65-1 Recognition and Presentation of Other-Than-Temporary Impairments (cont’d)

This guidance was effective for interim and annual reporting periods ending after June 15, 2009.

The Company adopted ASC 320-10-65-1 during the quarter ended June 30, 2009 but it did not have a material impact on its balance sheet or statement of operations.

4.	ASC 825-10-65-1 – Interim Disclosures about Fair Value of Financial Instruments

ASC 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, including requiring those disclosures in summarized financial information at interim reporting periods.

This guidance was effective for interim reporting periods ending after June 15, 2009.

The Company adopted ASC 825-10-65-1 during the quarter ended June 30, 2009 but it did not have a material impact on its balance sheet or statement of operations.

5.	ASC 805- Business Combinations and ASC 350 – Intangibles – Goodwill and Other

ASC 805 requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value”.  This guidance was effective for periods beginning on or after December 15, 2008.

ASC 350 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset such as Goodwill and Other Intangible Assets.  ASC 350’s intent is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under the Business Combination guidance.  It was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

5.	ASC 805- Business Combinations and ASC 350 – Intangibles – Goodwill and Other (cont’d)

The Company adopted ASC 805 and ASC 350 during January 2009 but it did not have a material impact on its balance sheet or statement of operations.

6.	ASC 810-10-65-1 – Non-controlling Interests in Consolidated Financial Statements

ASC 810-10-65-1, Non-controlling Interests in Consolidated Financial Statements, required non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changed the accounting for transactions with non-controlling interest holders.  It was effective for periods beginning on or after December 15, 2008.  ASC 810-10-65-1 was applied prospectively to all non-controlling interests, including any that arose before the effective date.

The Company adopted ASC 810-10-65-1 during January 2009 but it did not have a material impact on its balance sheet or statement of operations.

7.	ASC 815-10-65-1 – Disclosures about Derivative Instruments and Hedging Activities

ASC 815-10-65-1, Disclosures about Derivative Instruments and Hedging Activities, was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of the derivative instruments on an entity’s financial position, financial performance, and cash flows.  It was effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008.

The Company adopted ASC 815-10-65-1 during January 2009 but it did not have a material impact on the Company.

8.	ASC 855-10 – Subsequent Events

ASC 855-10, Subsequent Events, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It sets forth (1)  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2)  the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3)  the disclosure that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

8.	ASC 855-10 – Subsequent Events (cont’d)

The Company adopted ASC 855-10 in the quarter ended June 30, 2009 but it did not have a material impact on its balance sheet or statement of operations.

9.	ASC 470-20 – Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)

ASC 470-20, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement), was issued clarifying that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should be separately accounted for with regards to the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The Company adopted ASC 470-20 during January 2009 but it did not have a material effect on its balance sheet or statement of operations.

10.	ASC 815-40-15 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

ASC 815-40-15, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus be able to qualify for the scope exception provided for in ASC 815-10-15 when determining if it would be considered a derivative financial instrument.  ASC 815-40-15 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

The Company adopted ASC 815-40-15 during January 2009 but it did not have a material impact on its balance sheet or statement of operations.

11.	ASU 2009-05, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value

ASU 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value, allows companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset, according to ASU 2009-05 that amends ASC Topic 820, Fair Value Measurements.  The update addresses practice difficulties caused by the tension between fair-value measurements based on the price that would be paid to transfer a liability to a new obligor and contractual or legal requirements that prevent such transfers from taking place.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

11.	ASU 2009-05, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value (cont’d)

The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP.  No new fair-value measurements are required by the standard.

The Company adopted ASU 2009-05 during the quarter ended September 30, 2009 but it did not have a material impact on its balance sheet or statement of operations.

12.	Retrospective Accounting Changes in Financial Statements That Are Amended to Correct an Error

At the June 23, 2009 meeting of the CAQ SEC Regulations Committee, the SEC staff indicated that once a registrant files interim financial statements that reflect a retrospective accounting adjustment (e.g., to reflect a discontinued operation, a change in segments, or the retrospective application of a new accounting principle), any subsequent amendment to previously issued financial statements to correct an error should also reflect that retrospective accounting change. This guidance represents a change in the SEC staff’s previous view.

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

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

Due to the new common stock shares that were issued in connection with the Rights Offering during June 2009, the weighted average shares outstanding was adjusted by a factor of 1.089 which in turn adjusted the earnings per share calculations for the bonus element associated with the Rights Offering, as prescribed by ASC 260-10, “Earnings per Share”.

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

E.	2005 Stock Option Plan (cont’d)

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows:  (a) with two directors each for the purchase of 25,000 shares of common stock at an exercise price of $5.00 per share (50,000 shares in the aggregate) through December 31, 2008 at a value of $59,000 in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options became exercisable commencing on July 1, 2007), and were exercised during the quarter ended September 30, 2009 via cashless exercise; (b) with one employee (who resigned effective June 1, 2007) for the purchase of 80,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (of these, options to purchase 26,667 shares of common stock vested on January 1, 2007 at a value of $65,000 charged to the Company according to the vesting period, with an adjustment recorded at the termination date of June 1, 2007;  the remaining non-vested options to purchase 53,333 shares of common stock were cancelled upon the resignation of the officer in accordance with the terms of the award agreement; the vested options were not able to be exercised prior to July 1, 2007); and (c) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the date the award agreement was signed, and on October 1, 2006, on October 1, 2007 and October 1, 2008 at a value of $97,000 that will be charged according to the vesting periods, and the options exercisable commencing July 1, 2007). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the grant date and (c) the value of the options were initially accounted for during December 2005. Compensation expense was recorded commencing December 2005 based on the fair value of the options at that time.

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

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

The Company has reserved 1,020,153 shares of common stock as of September 30, 2009 for the exercise of warrants and options to employees and non-employees. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at September 30, 2009 and 2008 and the period from April 6, 2000 (inception) to September 30, 2009. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

E.	2005 Stock Option Plan (cont’d)

Exercise		Number of	Expiration	Warrants or
price		shares	Date	Options

To non-employees
8.25		59,000	June 16, 2012	Options
To employees and directors
5.00		25,000	December 31, 2009	Warrants
5.00		66,667	December 31, 2010	Options
8.25		53,000	June 16, 2012	Options
5.60		35,000	December 31, 2012	Options
7.97		50,000	December 31, 2014	Options
0.01		123,882	December 3, 2017	Options

To investors
7.00		607,604	January 31, 2012	Warrants
6.11	*	1,020,153
    *  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2007 to:
Employees, officers and directors	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Expired/Canceled	(641,059)	2.87
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2007	411,795	4.52

Granted to:
Investors in Follow On Public Offering	416,404	7.00
Expired/Canceled	(64,625)	5.15
Outstanding, December 31, 2008	763,574	5.81

Granted to:
Employees, officers, directors and consultants	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Canceled	(15,000)	5.60
Exercised	(180,360)	6.62
Outstanding, September 30, 2009	1,020,153	6.11

Exercisable, September 30, 2009	960,153	6.07

The aggregate intrinsic value of options exercised during the three quarters ended 2009 was approximately $557,000 and for the years ended 2008 and 2007 was approximately $313,000 and $0, respectively.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

F.	Fair Value of Warrants and Options (cont’d)

The following table summarizes information about stock warrants and options outstanding as of September 30, 2009:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$
0.01	10,000	8.18	0.01	0.01	113,882	8.18	0.01
-	-	-	-	5.00	25,000	0.25	5.00
-	-	-	-	5.00	66,667	1.25	5.00
-	-	-	-	5.60	35,000	3.25	5.60
				7.00	607,604	2.33	7.00
7.97	50,000	5.25	7.97	8.25	112,000	2.70	8.25
0.01-7.97	60,000		6.64	0.01-8.25	960,153		6.07

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the nine month period ended September 30, 2009 and 2008, and the period from April 6, 2000 (inception) to September 30, 2009, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2009	2008	September 30, 2009
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	7.71	-	3.00 – 8.23
Dividend yields	-	-	-
Expected volatility	59.0 – 71.0%	-	28.2% - 71.0%
Risk-free interest rates	1.79 – 2.47%	-	1.79% - 5.15%

Expected lives	1.5 – 4.81	-	1.5 – 5.31 years

Weighted-average grant date fair market value	4.93	-	0.76 - 6.43

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the nine month period ended September 30, 2009 and 2008 and the period from April 6, 2000 (inception) to September 30, 2009, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

F.	Fair Value of Warrants and Options (cont’d)

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2009	2008	September 30, 2009
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	8.23	-	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	71%	-	32.2% - 99.8%
Risk-free interest rates	1.79%	-	1.79% - 5.50%
Contractual lives	3.00	-	0.56 – 3.17 years
Weighted-average grant date fair market value	3.91	-	0.68 – 3.91

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

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through September 30, 2009, the Company’s stock volatility is based on actual trading of the Company’s stock.

G.  Compensation Cost for Warrant and Option Issuances to Employees

The following table sets forth information about the compensation cost of warrant and option issuances recognized:

For the three month period		For the nine month period		Period from April 6, 2000 (inception) to
ended September 30		ended September 30		September 30
2009	2008	2009	2008	2009
US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
$82,000	$36,000	$436,000	$(22,000)	$1,544,000

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 3 - Stockholders’ Equity (cont’d)

G.	Compensation Cost for Warrant and Option Issuances to Employees (cont’d)

As of September 30, 2009, there was $157,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands

October 1 - December 31, 2009	58
For the year ended December 31, 2010	69
For the year ended December 31, 2011	28
For the year ended December 31, 2012	2
157

H.	Warrant Descriptions

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

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

Subsequently, an amount of $1,482,000 of deferred officers’ compensation was settled during June 2009.  An additional amount of $109,000 was settled during July 2009 with the balance of $130,000 being deferred until January 2010, at the request of the deferring person.
(See Note 6)  The deferred officers’ compensation at September 30, 2009 was $256,000, which includes the $130,000 that is deferred until January 2010.  Of this amount, $15,000 was subsequently paid in October 2009 upon the departure of one of the deferring officers.  (See Note 6)

The officers with deferred amounts other than the $130,000 that is deferred until January 2010 have agreed to defer their amounts until December 31, 2009.

In connection with the Follow On Public Offering, two of the Company’s senior officers purchased Units in the Units Offering through the conversion of amounts owed to them in respect of deferred salaries and other payments in the aggregate amount of $240,000.

Under an agreement with a former executive officer of the Company whose employment with the Company expired on December 31, 2008, entered into in January 2009, the Company has been making payments against his deferred amounts under a settlement agreement related to $283,000 in total deferred compensation at December 31, 2008 (included in the amounts reflected above).  The balance remaining at September 30, 2009 was $130,000 and is scheduled to be paid in January 2010, at the former officer’s request.  (See Note 5J)

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 4 - Related Party Transactions (cont’d)

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

B.	Royalty Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At September 30, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of September 30, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect of the plan.

D.	Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty in the Company's current Israeli oil and gas interests has been assigned to each charitable organization (6% overriding interest in the aggregate), and on June 18, 2009 the Commissioner formally approved the assignment of the overriding royalty interests.  At September 30, 2009 or December 31, 2008, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

E.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,182,000 on an annual basis. A portion of these officers and employees have agreed to defer a portion of their pay through December 31, 2009.  (See Note 4)  During the nine month period ended September 30, 2009, $1,712,000 of amounts previously deferred were paid to executives and employees and an amount of $15,000 previously deferred being paid during October 2009.

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

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
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

G.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011.  The monthly rent was $4,000 for the twelve-month periods ended October 31, 2008 and is $4,500 for the twelve-month period ending October 31, 2009 and $4,700 for the twelve-month period ending October 31, 2011.

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. The Company subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six-months each (through January 2010).  The monthly rental cost during this extended period continues at $3,000.

The future minimum lease payments are as follows:

US$ thousands

2009 (October – December)	23
2010	58
2011 (partial amounts due to renewal periods)	47
128

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

In addition, the agreement provided for an NIS 80,000 (approximately $22,000) mobilization and demobilization fee and for the Company to reimburse GII certain payments made to third parties, including permitting fees and damages other than those caused by fault of GII. Under the agreement, the Company paid NIS 160,000 (approximately $44,000) on signing and made an additional payment of NIS 690,000 (approximately $190,000) prior to the commencement of field acquisition work on December 24, 2007. The remaining amount of NIS 1,431,000 (approximately $397,000 at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) was paid on February 5, 2008 following the completion of the survey on January 23, 2008.  In the survey a total of 52.5 kilometers of new seismic data were acquired, related to the Asher-Menashe license area.  This data has been instrumental in determining the location of the Company’s planned Elijah #3 well and in evaluating the Ma’anit structure on which the Ma’anit-Rehoboth #2 well has been drilled.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

I.	Drilling Contract

On September 12, 2008, the Company entered into a drilling contract with Aladdin pursuant to which Aladdin shipped into Israel its 2,000 horsepower drilling rig to be used in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009 and drilling operations on the Ma’anit-Rehoboth #2 were carried out. As of September 2009, the Company had drilled to approximately 17,913 feet and had conducted logging operations, which are now being evaluated both internally and externally. The drilling contract, which is based in large part on the International Association of Drilling Contractors Form Daywork Drilling Contract, provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. The Company paid Aladdin $475,000 on account of mobilization fees, which are included in the well cost.   Under the terms of an amendment to the drilling contract executed in December 2008 and further amended in April 2009, the remaining $200,000 payment in respect of the mobilization fee was waived. The contract, as amended, provided for a demobilization fee of $550,000, but also provided that in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that will offset future payments to Aladdin under the contract. Additionally, under the terms of the amendment entered into in December 2008, the Company purchased drill pipe needed for the drilling plans at a total cost of approximately $1,100,000.  Aladdin offset amounts due from the Company to Aladdin by the amounts expended by the Company for the drill pipe, and also waived the remaining $200,000 in mobilization fees payable to it. Drilling activities on the Company’s Ma’anit-Rehoboth #2 well commenced in April 2009. During the nine months ended September 30, 2009, the Company made payments of $2,497,000 to Aladdin after the deduction of $935,000 for reimbursement of the drill pipe expenditures and $49,000 for reimbursement of expenses paid by the Company on Aladdin’s behalf.  In October 2009, the contract was extended by mutual consent under the existing terms.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 5 - Commitments and Contingencies (cont’d)

J.	Settlement Agreement

On January 6, 2009, the Company and a former Executive Vice President, entered into a settlement agreement (the “Settlement Agreement”) resolving all disputes between them relating to the payment by the Company to such person of amounts in respect of deferred compensation, as well as other related matters. Under the Settlement Agreement, the Company remitted to such person the sum of $43,000 on account of $283,000 in total deferred payment payable to such former executive, with the balance of $240,000 payable on a monthly basis of $10,000 per month, over a two year period through February 2011. During the nine months ended September 30, 2009, excluding the initial payment, the Company had paid $110,000 against the outstanding balance.  Under the Settlement Agreement, the former executive received certain releases and access to his pension/life insurance fund accounts under Israeli law. The former executive’s employment, under his personal employment agreement with the Company, expired as of December 31, 2008.  At September 30, 2009, a balance of $130,000 remained which is being deferred until January 2010 at the former executive’s request.

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

Note 6 - Subsequent Events

On July 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed second rights offering to holders of the Company’s common stock of up to 2 million shares of the Company’s common stock. On September 15, 2009, the Company filed an amendment to its registration statement to increase the number of shares of common stock that can be purchased in the Second Rights Offering from 2 million shares to 3.6 million shares.  Under the proposed offering, as amended, stockholders will receive 0.23 of a subscription right for each share of common stock owned on the record date (twenty-three subscription rights for each one hundred shares), subject to adjustment as contemplated by the terms of the proposed rights offering. Each whole subscription right entitles the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. Should the offering be fully subscribed, the Company would receive gross proceeds of approximately $18 million, however, there is no assurance that all, or any of the subscription rights will be exercised. The proceeds from the proposed rights offering will be used to further the Company’s drilling plans.  The offering was declared effective on October 9, 2009.  The record date is October 19, 2009 and the expiration date for the offering is November 30, 2009, subject to the Company’s right to terminate the offering earlier upon the giving of two business days’ notice or, alternatively, to extend the termination date.  No assurance can be provided that the Company will be able to raise any significant amount of funds from the rights offering.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2009

Note 6 - Subsequent Events (cont’d)

During October 2009, an amount of $80,000 was paid to a departing officer, which included $15,000 of previously deferred amounts.  The balance of the amount related to payment of amounts payable through the scheduled expiration of his employment agreement, which was to expire on December 31, 2009, including accrued but unused vacation days.

The subsequent events have been evaluated through November 11, 2009, which date the financial statements were available for issue.

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

As of September 2009, utilizing a 2,000 horsepower rig and rig crews imported from Turkey, directional drilling equipment and crew from Baker Hughes INTEQ, Italy, the Company had drilled the Ma’anit-Rehoboth #2 well to approximately 17,913 feet and had conducted logging operations, using logging equipment from Baker Hughes-Baker Atlas, which logs are now being evaluated both internally and externally for recoverable hydrocarbons.   The Company plans to resume operations on the Ma’anit-Rehoboth #2 well during late 2009 in order to test up to seven potentially productive zones.

Between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering gross proceeds of $4,164,000, of which $120,000 was for debt conversion.  In January 2009, we raised an additional $2,499,000, of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers.  Gross proceeds from the offering were $6,663,000, with the Company receiving net cash proceeds of $5,402,000 after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $514,000 and the deduction of $520,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs).  We issued, in respect of the amounts raised, 666,343 Units (641,768 for cash and 24,575 for debt conversions). We utilized the amounts raised in the Follow On Public Offering to drill the Ma’anit-Rehoboth #2 well.

Under a rights offering to shareholders which expired on June 24, 2009, we distributed to each holder of record as of close of business on May 4, 2009, at no charge, ..375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for up to an aggregate of 4.2 million shares. Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Rights Offering, originally scheduled to expire on June 10, was extended to June 24, 2009. The Rights Offering was fully subscribed for $21,000,000 gross proceeds before deducting $146,000 of offering expenses, and resulted in the Company distributing all 4.2 million shares of its common stock available under the offering.

Our current work program calls for the drilling of an additional well to a minimum depth of approximately 4,500 meters (14,800 feet) on the Asher-Menashe License (the Elijah #3) by January 2010.  We commenced drilling operations on the Elijah #3 well in October 2009.

However, in order to drill additional wells, we anticipate needing to raise additional funds. Accordingly, on July 29, 2009, we filed a registration statement with the SEC with respect to a second proposed rights offering to common stockholders of up to 2 million shares of our common stock. On September 15, 2009, we amended the registration statement to increase the number of shares of common stock that can be purchased in this second rights offering from 2.0 million shares to 3.6 million shares.  The registration statement was declared effective on October 9, 2009.  Under the terms of the rights offering, stockholders of record on the record date of October 19, 2009 of shares of our common stock have received, by way of a dividend, .23 of a subscription right for each share held as of such date (twenty-three subscription rights for each one hundred shares).  Each whole subscription right entitles the holder to purchase one share of our common stock for $5.00.  If fully subscribed, the Company would receive gross proceeds of approximately $18 million, before deducting approximately $165,000 in offering expenses. Proceeds from this offering, if any, would be used to further our drilling plans.  No assurance can be provided that we will be able to raise any funds from this rights offering.

During the nine years between our formation and September 30, 2009, we have received net proceeds from the issuance of our equity securities of $51,603,000 (before the deduction of $3,650,000 in costs associated with the issuance of shares) and have invested in unproved oil and gas properties $25,777,000 in order to satisfy our work commitments under the terms of our permits and licenses received from the State of Israel, of which $9,494,000 was written off during 2007. Through May 31, 2009, our officers and key employees had deferred a substantial portion of their salaries and other compensation due through that time.  During the nine months ended September 30, 2009, $1,712,000 was paid in cash with $130,000 being deferred until January 2010 and an additional $15,000 of previously deferred salary being paid in October 2009 upon the departure of one of the deferring officers.  From time to time, most of them have exchanged portions of the deferred compensation for our equity securities, which (with four exceptions relating to employee stock options) were priced at the same price as concurrent sales of our equity securities. (Deferred compensation has been paid to our officers upon their retirement or resignation).

Going Concern Basis

Our unaudited interim financial statements for the period ended September 30, 2009 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieving profitable operations. The uncertainty of these conditions raises substantial doubt about our ability to continue as a going concern.  The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s oil and gas operations represent an investment in an unproved property that include the drilling to a different bottom-hole location on the same property on which the Ma’anit #1 well was drilled. These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense as a reserve base has not yet been established. An impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments or poor or inconclusive evaluation and/or testing results could result in losses or an inability to recover the carrying value of the investment that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

In June 2007, following the analysis of the results of the testing of our Ma’anit #1 well workover, evaluation of the mechanical condition of the well and the desire to optimize drilling operations on our planned Ma’anit-Rehoboth #2 well, we decided to cease operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquish the Ma‘anit-Joseph License.  As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,200 meters, as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  The Ma’anit-Rehoboth # 2 well was directionally drilled from that point to the middle and the lower Triassic, which zones have been tested and are being evaluated for the presence of recoverable hydrocarbons.  The Company is currently continuing drilling down to the Permian section of the upper Paleozoic formation.

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

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $10,711,000 at September 30, 2009 and $462,000 at December 31, 2008. The increase in working capital is attributable to the proceeds from the Rights Offering (discussed below) held in June 2009.

$23,419,000 was provided by financing activities during the nine month period ended September 30, 2009, which was from the sale of equity securities in connection with our Rights Offering and our Follow On Public Offering, net of equity sales costs.  No cash was provided by financing activities for the nine month period ended September 30, 2008. Net cash used in investing activities was $10,919,000 for the nine months ended September 30, 2009 and $1,014,000 for the nine month period ended September 30, 2008, which was used for drilling and exploration costs on the licenses and permits and purchasing equipment for our wells.

On September 30, 2009, we had cash and cash equivalents in the amount of $11,022,000, compared to $1,726,000 at December 31, 2008.  On November 12, 2009, we had cash and cash equivalents in the amount of $8,644,000. The increase in cash resources at September 30, 2009 is attributable to the proceeds of the closing of the rights offering which expired in June 2009.

As previously mentioned, between May 4, 2009 and June 24, 2009, we raised $21 million from a rights offering, issuing 4,200,000 shares of common stock.  Net proceeds, after the deduction of $146,000 in offering expenses, were $20,854,000.

Also noted previously, between October 24, 2008 and December 31, 2008, we raised from the Follow On Public Offering $4,164,000, of which $120,000 was for debt conversion.  In January 2009, we raised an additional $2,499,000 of which $120,000 was for debt conversion and approximately $6,000 was in settlement of fees due to two service providers.  Gross proceeds of $6,663,000 were raised in the Follow On Public Offering, from which net cash proceeds of $5,383,000 were received by the Company after deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $514,000 and the deduction of $520,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs).

As of May 31, 2009, our officers and employees (collectively, the “deferring officers and employees”) had voluntarily committed to defer payment of approximately $1,587,000 (adjusting for payments made during the first and second quarters of 2009) of unpaid compensation to July 1, 2009, subject to partial earlier payment in certain circumstances.  The deferring officers and employees were paid these balances in June and July 2009, with the exception of $130,000 which is being deferred until January 2010 at the deferring person’s request.  Some of these deferring officers and employees are continuing to defer a portion of their compensation, generally at the recently reduced rate of 20% of their base salary, though that rate can be greater or less depending on the specific officer or employee involved.

We believe that our currently available cash resources will enable us to meet our operating requirements and drilling plans through July 2010. To continue our drilling plans beyond that date, we will need to raise additional funds, either from the current (second) rights offering or from other sources. No assurance can be provided, however, that we will be successful in raising any funds through the current rights offering. In the event we do not succeed in raising the necessary amounts from the rights offering, we will have to attract additional investments in our company or additional parties to join our drilling operations in order to carry out our drilling operations. There can be no guarantees that we will be successful in any of these efforts.

Results of Operations

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenue.  We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses.  General and administrative expenses were $865,000 and $3,207,000 for the three and nine month periods ended September 30, 2009 compared to $865,000 and $3,130,000 for the three and nine month periods ended September 30, 2008.  Legal and Professional fees were $156,000 and $623,000 for the three and nine month periods ended September 30, 2009 compared to $179,000 and $779,000 for the three and nine month periods ended September 30, 2008.  The costs have been decreasing due to the Company performing more preliminary review and drafting in-house, therefore containing the external cost.  Salary expenses were $368,000 and $1,768,000 for the three and nine month periods ended September 30, 2009 compared to $312,000 and $1,255,000 for the three and nine month periods ended September 30, 2008.  The higher salary expenses are related to the addition of personnel during 2009 and expense recognition for option grants.  Other general and administrative expenses were $341,000 and $816,000 for the three and nine month periods ended September 30, 2009 compared to $374,000 and $1,096,000 for the three and nine month periods ended September 30, 2008.  The decrease is related to a targeted cost reduction effort by our staff.

Interest income, net.  Interest income was $48,000 and $66,000 for the three and nine month periods ended September 30, 2009 as compared to $12,000 and $69,000 for the three and nine months ended September 30, 2008.  The increase in interest income was due to higher cash balances.  Interest expense for these periods was negligible.

Net Loss.   Net loss was $817,000 and $3,065,000 for the three and nine month periods ended September 30, 2009 compared to $853,000 and $3,061,000 for the three and nine month periods ended September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 (T).	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2009, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

During the quarter ended September 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1.A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

From the effective date of the 2008 Registration Statement and through September 30, 2009, we incurred for our account in connection with the issuance and distribution of Units in the Follow On Public Offering, expenses as follows:

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

The net offering proceeds to Zion from the 2008 Follow On Public Offering through September 30, 2009, after deduction of the total expenses set forth above was $5,629,000.

Through September 30, 2009, we used the net Follow On Public Offering proceeds as follows:

		In US$ (000)
a.	Preparation for and drilling of Ma'anit-Rehoboth #2 well	$3,624
b.	Exploration costs	$178
c.	Deferred compensation to officers and directors	$361	(1)
d.	Regular compensation to officers	$635
e.	Legal, accounting and professional fees	$391
f.	Other	$440	(2)

(1)	Includes $240,000 of debt conversion by two officers during the unit offering
(2)	Includes $6,000 debt conversion by two vendors in the offering and also includes refundable VAT (value added tax)

As of September 30, 2009, all proceeds from the Follow On Public Offering had been used.

Rights Offering

The Rights Offering commenced on May 4, 2009 and terminated on June 24, 2009 (after an extension from the initial termination date of June 10, 2009).  We issued a total of 4,200,000 shares in consideration for $21,000,000 in cash.

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

The net offering proceeds to Zion from the Rights Offering through September 30, 2009, after deduction of the total expenses set forth above was $20,854,000.

Through September 30, 2009, we used the net Rights Offering proceeds as follows:

		In US$ (000)
a.	Drilling of Ma'anit-Rehoboth #2 well	$6,587
b.	Preparation for and drilling of Elijah #3 well	$250
b.	Exploration costs	$113
c.	Deferred compensation to officers	$1,436
d.	Temporary investments	$10,254	(1)
f.	Working capital	$1,446

(1)	Balance in US money market accounts at September 30, 2009

The remaining $768,000 of the net proceeds were, on September 30, 2009, on deposit in our operating bank accounts in the U.S. and Israel.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Index:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Sandra F. Green
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Sandra F. Green, Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 13, 2009	Date:	November 13, 2009