Form 10-Q/A
period 2009-09-30
ZION OIL & GAS INC
filed 2009-11-17
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q of Zion Oil & Gas, Inc. for the quarter ended September 30, 2009 is being filed because the certifications of our principal executive officer and principal financial and accounting officer were inadvertently deleted from the original filing.  The certifications are filed as exhibits to this Amendment.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Sandra F. Green
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Sandra F. Green, Senior Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 17, 2009	Date:	November 17, 2009