Form 10-K
period 2009-12-31
ZION OIL & GAS INC
filed 2010-03-16
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6510 Abrams Rd., Suite 300	75231
Dallas, TX	(Zip Code)
(Address of Principal Executive Offices)
(214) 221-4610
(Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Common Stock, par value $0.01 per share	NASDAQ Global Market
Common Stock Purchase Warrants	NASDAQ Global Market
(Title of Class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The registrant had 18,748,923 shares of common stock, par value $0.01, outstanding as of March 15, 2010. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on June 30, 2009, was approximately $141 million.

2009 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

•	our growth strategies;

•	our ability to explore for and develop natural gas and oil resources successfully and economically;

•	global demand for oil and natural gas;

•	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures;

•	Changes in our drilling plans and related budgets;

•	anticipated trends in our business;

•	our future results of operations;

•	our liquidity and our ability to raise capital to finance our exploration and development activities;

•	our capital expenditure program;

•	future market conditions in the oil and gas industry; and

•	the impact of governmental regulation.

•	other factors discussed under “Risk Factors” in Item 1A of this report

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

PART I

ITEM 1.    BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation (referred to herein as “we”, “our”, “us”, “Zion Oil”, or the “Company”) is an initial stage oil and gas exploration company with a history of almost ten years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company. Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231, and our telephone number is (214) 221-4610. Our office in Israel is located at 15 Bareket Street, North Industrial Park Caesarea, 38900, Israel, and the telephone number is +972-4-623-1425. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003.

We currently hold two exploration licenses covering approximately 162,100 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by us pursuant to the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”).  In August 2009, we were awarded a preliminary exploration permit with priority rights on an additional approximately 165,000 acres onshore in the State of Israel. The permit allows us to conduct, on an exclusive basis through February 23, 2011, preliminary investigations, except for test drilling, to ascertain the prospects for discovering petroleum in the area covered by the permit.  The permit area is adjacent to and to the east of our current license areas.

Our exploration license areas consist of the “Asher-Menashe License”, covering an area of 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north, and the “Joseph License,” covering an area of 83,272 acres located on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. Our exploration permit, which we have named the “Issachar-Zebulun” Permit, covers approximately 165,000 acres adjacent to and east of the Asher Menashe License area. In total, Zion’s petroleum rights in the State of Israel extend from the Mediterranean at Caesarea across the Carmel Mountains to Megiddo and through to the Jordan River immediately south of the Sea of Galilee, covering a approximately 327,100 acres. The map on page 5 reflects Zion’s license areas as well as the permit area.

Since April 2000, we have been conducting data accumulation, research and analysis related to onshore oil and gas potential in the northern portion of Israel's central coastal plain and the adjacent foothills region and Mt. Carmel range. In January 2008, we completed the acquisition of approximately 52.5 kilometers in the Asher-Menashe License area.  We recently entered into an agreement with the Geophysical Institute of Israel to acquire approximately an additional 30 kilometers of filed seismic in the Issachar-Zebulun Permit area. Work on the new seismic lines is expected to begin in April 2010. Utilizing these seismic lines, along with other lines already existing in an Israeli country-wide seismic database, allowed us to better understand and interpret the geology of our license and permit areas and select prospective drill sites within the licenses. The database consists of 219 seismic sections totaling 3,100 kilometers of coverage and also includes the stratigraphic sections from all the wells drilled in Israel.

To date, we have completed drilling two exploratory wells in the Joseph License area. The first exploratory well, which was named the Ma’anit #1 well, was drilled to a depth of 15,842 feet (4,829 meters) to the Triassic formation with encouraging but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007 we abandoned the well. In 2009, utilizing a 2,000 horsepower drilling rig which was refurbished to meet our needs and brought into Israel, we drilled an additional well (the Ma’anit-Rehoboth #2 well), ‘directionally’ from the Ma’anit #1 well, to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was to appraise the apparent findings of the Ma’anit #1 well in the Triassic (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian horizons (at a depth of between approximately 16,000 and 18,000 feet). The well penetrated a number of geologic formations that have been preliminarily deemed to have hydrocarbon potential and we retrieved a small quantity of crude oil. At this stage, we are unsure as to whether we have made a discovery of any hydrocarbon reservoir or, if such a reservoir exists, whether it would be commercially viable.  In February 2010, we began completion/testing of the Ma’anit-Rehoboth #2 well.

In October 2009, utilizing the 2,000 horsepower drilling rig used to drill Zion’s Ma’anit-Rehoboth #2 well, we commenced drilling an additional well (the Elijah #3 well), within the Asher-Menashe License area, toward the Triassic geological formation, which is expected below approximately 10,000 feet (3,048 meters). As of February 2, 2010, we drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe. Following the decision to temporarily suspend drilling operations at the Elijah #3 well, we transferred the rig to the Ma’anit-Rehoboth #2 well to conduct planned testing procedures. We intend to resume drilling activity in the Elijah #3 well at the earliest appropriate time once we determine the desired course of action for this well.

We are currently in the process of finalizing the location of our next drilling location and plan to drill the Ma'anit-Joseph #3 well within the vicinity of Ma’anit-Rehoboth #2 well to test the Permian geological formation.  We have started the permitting process and are in discussions with the owner of our current drilling rig to continue using this rig for the planned future drilling.

We hold 100% of the working interest in our licenses and our permit, which means we are responsible for 100% of the costs of exploration and, if established, production. Our net revenue interest is 81.5%, which means we would receive 81.5% of the gross proceeds from the sale of oil and gas from license areas upon their conversion to production leases, if there is any commercial production. The 18.5% to which we are not entitled comprises (i) a 12.5% royalty reserved by the State of Israel and (ii) a overriding royalty interest (or equivalent net operating profits interest) of 6% of gross revenue from production given over to two charitable foundations. No royalty would be payable to any landowner with respect to production from our license areas as the State of Israel owns all the mineral rights. In addition, we may establish a key employee incentive plan that may receive an overriding royalty interest (or equivalent net operating profits interest) of up to 1.5%.   In that event, our effective net revenue interest would be 80%.

Our ability to generate future revenues and operating cash flow will depend on the successful exploration and exploitation of our current and any future petroleum rights or the acquisition of oil and/or gas producing properties, the volume and timing of our production, as well as commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings.

Background of the Licenses and Permit

In 1983, during a visit to Israel, John M. Brown (our Founder and Chairman) became inspired and dedicated to finding oil and gas in Israel. During the next seventeen years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000, in order to receive the award of a small onshore petroleum license from the Israeli government.

Zion’s vision, as exemplified by its Founder and Chairman, John Brown, of finding oil and/or natural gas in Israel, is biblically inspired. The vision is based, in part, on biblical references alluding to the presence of oil and/or natural gas in territories within the State of Israel that were formerly within certain ancient biblical tribal areas. While John Brown provides the broad vision and goals for our company, the actions taken by the Zion management as it actively explores for oil and gas in Israel, are based on modern science and good business practice. Zion’s oil and gas exploration activities are supported by appropriate geological and other science based studies and surveys typically carried out by companies engaged in oil and gas exploration activities.

Upon the award of our first petroleum right (License No. 298/“Ma'anit” or the "Ma'anit License") in May 2000, the Israeli government gave us access to most of its data with respect to previous exploration in the area, including geologic reports, seismic records and profiles, drilling reports, well files, gravity surveys, geochemical surveys and regional maps. We also gathered information concerning prior and ongoing geological, geophysical and drilling activity relevant to our planned activities from a variety of publicly accessible sources. The map below shows the outline of our current Joseph and Asher-Menashe License areas as well as our Issachar-Zebulun Permit and the prospect and leads we have developed in the areas. The Israeli government itself conducted most of the seismic surveys during the 1970's and 1980's in order to provide data to encourage oil companies to invest in exploratory drilling. Private and public Israeli, American and international companies conducted additional seismic surveys and drilled most of the wells in the period since 1980.

As reflected on the Map, the Joseph License and Asher-Menashe License areas and the Issachar-Zebulun Permit are contiguous in a similar geologic environment. They are located on a continuous regional high associated with the basement to a Paleozoic Age structure (approximately 280 million years old) that runs parallel to the current coast of Israel primarily onshore from just off of Haifa to south of Tel Aviv. The regional high is evidenced by gravimetric anomalies in both license areas. This structure and other geologic elements common to both areas, including particularly the Triassic Age (approximately 205-245 million years ago) Ma'anit structure that extends from the Joseph License area into the Asher-Menashe License area, lend themselves to an integrated exploratory program (and, if successful, may lend themselves to an integrated development program).

In the event of a discovery, we will be entitled to convert the relevant portions of our licenses to 30-year production leases, extendable to 50 years, subject to compliance with a field development work program and production.

a. The Joseph License

The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.

In 2005, in accordance with terms of the Ma’anit-Joseph License, the predecessor of our Joseph License, we drilled the Ma’anit #1 well on the Ma’anit prospect.  Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented us from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested and the well was abandoned in June 2007, following unsuccessful remedial workover operations conducted between April and June 2007. Immediately following the relinquishment of the Ma'anit-Joseph License, we applied for a new license covering approximately 83,000 acres of the original Ma'anit-Joseph License, including the Ma'anit structure on which our Ma'anit # 1 well was drilled and on which we ultimately drilled the Ma'anit-Rehoboth # 2 well.

On October 11, 2007, we were awarded the Joseph License. The Joseph License has an initial term of three years, which may be extended for an additional four years as provided by the Petroleum Law. We have filed an application to obtain an extension to this license.

On October 29, 2007, we filed with the Israeli Petroleum Commissioner (sometimes referred to herein as the “Petroleum Commissioner” or the “Commissioner”) a presentation of the Permian prospect on the Ma’anit structure on the Joseph License. The presentation provided a detailed geological and economic justification of drilling a test well to the Permian horizons on the Ma’anit structure, in addition to the appraisal well to the Triassic depth that we are committed to drill under the terms of the license. In this presentation, which was based on a year-long study of the deep Permian horizons on our Joseph and Asher-Menashe licenses, we noted and analyzed the implications of the striking similarity between the late Permian Arqov Formation found in Israel and the late Permian Khuff Formation in the Persian Gulf region. The Khuff Formation is the main reservoir for the off-shore gas bearing North Field in Qatar and the contiguous South Pars field in Iran. It should be emphasized that, notwithstanding the similarities between the Permian Arqov Formation in Israel and the Permian Khuff Formation in the Persian Gulf region, the gas reservoirs found in the Khuff fields of the Persian Gulf should not be assumed to be present in the Arqov Formation that appears to underlie Zion’s Joseph License. The comparisons presented in our Permian prospect report were presented to the Israeli Petroleum Commissioner solely as part of our overall geological and economic analysis justifying the drilling of a “wild-cat” test well on the Ma’anit structure.

b. The Asher-Menashe License

The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north.

In May 2005, we applied for a preliminary permit with priority rights to conduct exploration activities on areas covering approximately 124,000 acres abutting the former Ma'anit-Joseph License and lying to its north and west in order to continue our exploration of the exploratory trend we developed under the Ma'anit License and Joseph Permit areas. In applying for the permit, we proposed a two-staged program of geological and geophysical work extending over an 18-month period aimed at developing a drillable prospect in the permit area.

On August 1, 2005, we were granted Preliminary Permit No. 186/“Asher” or the “Asher Permit” with priority rights for an area covering approximately 121,100 acres. The permit, covering lands on the Israeli coastal plain and the Mt. Carmel range stretching north to the outskirts of Haifa, was for a period of 18 months terminating on January 31, 2007.

In connection with the work program requirements for the Asher Permit and continuing exploration of the Ma’anit-Joseph License area, we reprocessed approximately 200 kilometers of seismic lines and used the data to begin detailed mapping of a number of prospect leads.

On January 31, 2007, in accordance with the terms of the Asher Permit, we submitted a Final Report and Prospect Identification. In conjunction with the report and in exercise of our priority rights under the permit, we filed an application with the Petroleum Commissioner for a petroleum exploration license on approximately 81,000 acres north of the Ma'anit-Joseph License, of which approximately 78,000 acres were subject of the Asher Permit and some approximately 3,000 acres abutted the Permit acreage to the north. In the application, we proposed to include the acquisition of 20 kilometers of new seismic data in the Ramot Menashe region and the drilling of a test well in that region to the Triassic formation.

On June 10, 2007 the Asher-Menashe License was granted. The Asher-Menashe License has an initial three-year term, which term may be extended for an additional four years as provided by the Petroleum Law. We have filed an application to obtain an extension to this license.

c. The Issachar-Zebulun Permit

In August 2009, we were awarded a preliminary exclusive petroleum exploration permit on approximately 165,000 acres onshore Israel.  The Issachar-Zebulun Permit extends our petroleum rights from the Mediterranean at Caesarea across the Carmel Mountains to Megiddo and through to the Jordan River immediately south of the Sea of Galilee.

The Issachar-Zebulun Permit allows us to conduct, on an exclusive basis through February 23, 2011, preliminary investigations to ascertain the prospects for discovering petroleum in the area covered by the permit.  Unlike a license area, where test drilling may take place, no test drilling is allowed on a permit area.

The Issachar-Zebulun Permit extends Zion’s petroleum rights from the Mediterranean at Caesarea across the Carmel Mountains to Megiddo and through to the Jordan River immediately south of the Sea of Galilee. During their analysis of northern Israel, our geologists have noted the possibility of hydrocarbon bearing structures within this permit area. We intend to carry out investigations so as to be able to identify one or more drilling prospects. Toward that end, we plan to begin, in April 2010, work on acquiring approximately 30 kilometers of seismic lines to identify potential drilling prospects.

Summary of Current and Planned Exploratory Activities

In order to understand and interpret the geology of our license areas, our staff of geologists is using an Israeli country wide seismic database residing in our Kingdom seismic interpretation and geologic mapping software from Seismic Micro Technology.  Our geo-scientists are utilizing two workstations containing the software, one situated in the U.S.A. and one situated in Israel. The database consists of 250 seismic sections totaling approximately 3,300 kilometers of coverage and also includes the stratigraphic sections from all the wells drilled in Israel.

From studies conducted by us to date, we have multiple areas under investigation, each as shown on the map appearing at page 5.

The prospective geological reservoirs in Zion’s areas of interest are in the middle to lower Triassic section of the Mesozoic age and Permian section of the Paleozoic age.  Oil source rocks range in age from the late cretaceous to upper Paleozoic age.  The reservoirs are believed to have been deposited in a high energy environment. That means the environment in which the carbonates were deposited is shallow water close to the shoreline with high-energy characteristics such as wave action, strong tidal currents, etc.  As discussed above, in the presentation of the Permian prospect submitted to the Petroleum Commissioner on October 29, 2007, the Upper Permian Arqov formation, which appears to underlie both Zion’s Joseph and Asher-Menashe Licenses, bears a striking similarity to the Upper Permian Khuff formation in the Persian Gulf region. As discussed, the Khuff formation is the main reservoir for the prolific offshore gas bearing North Field in Qatar and South Pars Field in Iran.

Based on its analysis, Zion believes that there are prospective hydrocarbon bearing intervals at depths between 12,500 feet and 18,000 feet on both its Joseph and Asher-Menashe Licenses and that, if successful, the primary hydrocarbons will be natural gas and condensate, with the possibility of some oil.

Drilling Operations and Plans

As planned, in May 2009 we commenced drilling the Ma’anit-Rehoboth #2 well on our Joseph License.  As of September 2009, the Company had drilled to a total depth of 17,913 feet (5,460 meters) and had conducted logging operations.  The well penetrated a number of geologic formations that have been preliminarily deemed to have hydrocarbon potential and we retrieved a small quantity of crude oil. Preliminary analysis disclosed that the chemical composition of the oil indicated that it was not, as we expected, from the Triassic geological period, but from the Cretaceous geological period and similar in nature to that recovered by others in the Dead Sea area.  While the full implication of this assessment is still uncertain, Israel has a very large extent of late Cretaceous source rock suggesting a possible correlation to the potential quantities of oil that may lie underneath Israel's continental shelf. At this stage, we are unsure as to whether we have made a discovery of any hydrocarbon reservoir or, if such a reservoir exists, whether it would be commercially viable.  In February 2010, we began completion/testing of the Ma’anit-Rehoboth #2 well.

On October 20, 2009, utilizing the 2,000 horsepower drilling rig used to drill our Ma’anit-Rehoboth #2 well, we commenced drilling the Elijah #3 well, on the Asher-Menashe License toward the Triassic geological formation, which is expected below approximately 10,000 feet (3,048 meters). As of February 2, 2010, we drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe. Following the decision to temporarily suspend drilling operations at the Elijah #3 well, we transferred the rig to the Ma’anit-Rehoboth #2 well to conduct testing procedures. We intend to resume drilling activity in the Elijah 3 well once we determine the desired course of action for this well.

As the Ma'anit-Rehoboth #2 well did not reach the Permian geological formation beneath the Joseph license area, we are currently planning to drill a subsequent well, to be named the "Ma'anit-Joseph #3 well".  The Ma’anit-Joseph #3 well is currently anticipated to be drilled in the vicinity of the Ma'anit-Rehoboth #2 well in order to try and reach the Permian target.

The drilling rig and crew which we utilized in the Ma’anit-Rehoboth #2 well as well as Elijah #3 were obtained from Aladdin Middle East Ltd. (“Aladdin”), a Turkish based drilling rig operator. The drilling contract that we entered into with Aladdin in September 2008 provides for drilling on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. Under modified terms, we paid Aladdin $475,000 on account of mobilization fees, which is included in the cost of the well. Subsequent amendments provided that the remaining $200,000 payment was to be offset against the amount paid by us for the drilling and no additional cash outlay was due upon mobilization.  The contract, as amended, provided for a demobilization fee of $550,000, provided further that, in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee would be reduced if and to the extent that Aladdin receives funds from such other operator. The contract was further amended pursuant to which we provided to Aladdin, at its request, advances in an amount equal to $550,000 as pre-payment for services under the contract, thereby releasing us from any further payment in respect of demobilization fees. Aladdin continues to be bound to reimburse us with respect to any demobilization fee it may receive from another operator. The drilling contract was extended by mutual consent of the Company and Aladdin to encompass drilling at the Elijah #3 well and the planned Ma’anit Joseph #3 well.

We believe that our currently available cash resources will be sufficient to finance our plan of operations, as described, through the end of 2010, including the drilling of the planned Ma’anit-Joseph #3 well.  To carry out further drilling and maintain operations as presently conducted, we will need to raise additional funds.

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

We estimate that, in order to be commercially productive, any of the wells we intend to drill to the approximate depth of 14,764 feet (4,500 meters) or deeper, based on industry standards, would need to be capable of producing at least 150 barrels of oil per day or 600 thousand cubic feet of gas per day. Such production levels will not pay out the cost of drilling the well, but only the costs of operating the well on a current basis. In order to justify the costs of drilling of additional wells, there would need to be the expectation that each additional well would have initial production rates in excess of 500 barrels of oil per day or five million cubic feet of gas per day, or some combination of the two, based upon minimum oil prices of $40.00 per barrel and a minimum gas price of $4.00 per thousand cubic feet.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of approximately 17 exploration companies or consortia. These are primarily relatively small local or foreign companies with limited financial resources, except for two consortia consisting of local Israeli and foreign participants which have substantial financial resources. Of the 17 groups, six are engaged primarily in off-shore activities, which is not an area in which we are currently active or interested. Five groups are exploring for oil shale projects which is not an interest of ours.  Of the participants in on-shore activities, only one company other than Zion is active in the northern half of Israel in which our activities are concentrated. We are aware of no oil and gas exploration companies which are at present actively considering potential activities in the areas subject of our Joseph and Asher-Menashe Licenses or our Issachar-Zebulun Permit. Primarily for geopolitical reasons, Israel (particularly on-shore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. However, given the limited availability in Israel of oil field service companies, equipment and personnel, including our drilling contractor, in periods of increased exploration interest and activity as at present, there is considerable competition for available equipment and services. In this market Zion has no particular advantage and, when competing for rig availability, is limited by the availability of necessary funding. We attempt to enhance our position in this market by developing and maintaining good professional relations with oil field service providers and a high level of credibility in making and meeting commercial commitments.

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

At the present time, Israel can absorb virtually any discovery of oil, condensate or gas liquids. Israel's total energy and petrochemicals consumption of liquid hydrocarbons in 2006 was estimated by Israeli government sources to have been the equivalent of 73.6 million barrels of oil, approximately 14% of which is for electric power generation. This leaves approximately 63 million barrels per year of demand for liquid hydrocarbons if all the electric power generation needs are met by coal and gas. Even a giant oil field discovery (of which there can be no assurance) with a project life of almost 50 years, would not result in maximum production in any single year in excess of 63 million barrels. At this time there is no competition for locally produced oil.

Because Israel imports all of its crude oil needs and the market for crude oil in Israel is limited to two local oil refineries, the closest located in Haifa approximately 25 miles from the site of the Ma’anit-Rehoboth #2 well, no special marketing strategy need be adopted with regard to any oil that Zion may discover. Zion believes that it will have a ready local market for its oil at market prices and will have the option of exporting to the international market. An oil transfer pipeline between the Haifa and the Ashdod refineries lies less than 4 miles from the site of the Ma’anit-Rehoboth #2 well.

The natural gas market began its development in Israel following the offshore discovery of the Mari-B field in 2000.  Since that date, the national electric company has six natural gas-fired generating stations either producing electricity or under construction.  Additionally, there is the planned construction of several gas-fired independent power producers (IPPs) and inside-the-fence plants by a number of large industrial users, the first of which was inaugurated at the end of August 2007. Since inception, the Mari-B field has averaged producing 250,000 mcf per day.  That volume is being augmented by approximately 100,000 mcf per day from Egypt.  A recent find in deep water offshore Israel was announced by a consortium headed by Noble Energy.  The report mentions approximately 3 trillion cubic feet of gas and an expected date of production in 2013.  This very significant find reinforced the Israeli government’s encouragement to the power and industrial sectors to convert to natural gas.  To date, most of the offshore underwater natural gas pipeline infrastructure intended to connect the offshore gas fields to the markets in Israel has been completed. It is believed that the electrical generating sector, together with the industrial, commercial, and future residential sectors when developed, should be able to absorb any gas discovery within a reasonable period. As the system is being developed we are seeing the gas price in the range of $3,500 to $4,500 per billion BTU.  Tenders are currently being issued by the Israeli government for the establishment of local distribution companies in several regions of the country and the Israeli government has announced its strategic need to find additional suppliers of natural gas for the anticipated significant expansion of the market.

In the Ma’anit area, a market for approximately 2,500 mcfpd currently exists within 1,000 feet of the Ma’anit-Rehoboth #2 well. It is also believed, based on conversations with representatives of the Israel Natural Gas Authority, that a high-pressure transportation line from offshore line’s existing landfall at Hadera to Ma’anit is expected to be completed during 2010, although no assurance can be given that this will be the case. The cross-country, high-pressure gas transportation currently in construction is expected to pass within 3,000 feet of the well sometime between 2011 and 2013. Entry into either of those pipelines would open the entire country to gas marketing from Zion’s license areas.

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

Petroleum rights fees. The holders of preliminary permits, licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (on-shore or off-shore) of the right, acreage subject of the right and, in the case of a license, the period during which the license has been maintained. The fees range from New Israeli Shekels (NIS) 61.56 (approx. US$16.61 at the Bank of Israel representative rate published on February 2, 2010) per 1,000 dunam (approx. 247.11 acres) per year for a permit to NIS 933 (approx. US$251.69) per 1,000 dunam per year for a lease (except for 50,000 dunam around each producing well for which no fee is due).

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

Exploration and development expenses. Under current US and Israeli tax laws, exploration and development expenses incurred by a holder of a petroleum right can, at the option of such holder, either be expensed in the year incurred or capitalized and expensed (or amortized) over a period of years. Most of our expenses to date have been expensed for both US and Israeli income tax purposes.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 26% in 2009 and 2010, the tax rate will be 25% then continuing to decrease by 1% each year until 2015.  From 2016 onward, the tax rate will be 18%.  Furthermore, as from 2010, capital gains will be subject to a tax of 20 - 25%.

Import duties. Insofar as similar items are not available in Israel, the Petroleum Law provides that the owner of a petroleum right may import into Israel, free of most customs, purchase taxes and other import duties, all machinery, equipment, installations, fuel, structures, transport facilities, etc. (apart from consumer goods and private cars and similar vehicles) that are required for the petroleum exploration and production purposes.

Exploration Expenditures

In the course of 2009 and 2008, we expended the following approximate amounts on exploration:

	2009	2008
	US $(000)	US $(000)
Ma'anit-Joseph and Joseph Licenses
Geological & Geophysical Operations	271	85
Exploratory Drilling Operations	12,215	1,811

Asher Permit and Asher-Menashe License
Geological & Geophysical Operations	123	720
Exploratory Drilling Operations	5,838	-
Issachar-Zebulun Permit Area
Geological & Geophysical Operations	66	-
Hula Valley
Geological & Geophysical Operations	-	40

Total	18,513	2,656

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

In December 2008, a government ministry, the Ministry of Environmental Protection, distributed for comment a proposal for enactment of new legislation under the proposed name "Prevention of Polluted Land and Treatment of Polluted Lands, 5769-2008". An identical bill was re-introduced in the Knesset on June 8, 2009 by the Ministry. If adopted, the Government sponsored proposed law will provide for a regulatory regime that will require persons engaged in activities involving “polluted materials” (which are defined to include also petroleum crude oil or any other materials defined as such by the commissioner) including their production, treatment, handling, storage and transportation, that may affect land or water resources to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health. Under the proposal, persons responsible, directly or indirectly, will be liable for the clean-up costs; violations of the law may result in criminal sanction. We do not know and cannot predict whether any legislation in this area will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect our activities, how and to what extent nor what impact, if any, it might have on our financial statements.There are no known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any environmental laws. We are not aware of any events of noncompliance in our operations in connection with any environmental laws or regulations and we are not aware of any potentially material contingencies related to environmental issues. However, we cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on our future business.

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

Political Climate

Between October 2000 and the summer of 2004, there was a significant increase in violence primarily in the West Bank and the Gaza Strip, and negotiations between Israel and Palestinian representatives ceased for a period of over thirty months. Negotiations recommenced in June 2003 with the internationally sponsored "Road Map" plan, to which there is significant opposition from extremists on both sides. With the death of the former chairman of the Palestinian Authority in November 2004, violence subsided and Israel effectively completed a disengagement process in the Gaza Strip and northern Samaria. Violence further diminished with the building by Israel of the security fence between centers of Israeli and Palestinian populations. The chances for this renewed peace process cannot be predicted. This uncertainty was heightened with the election in early 2006 of a majority of Hamas Party candidates to the Palestinian Authority parliament and the establishment of a Hamas-led government in the Palestinian Authority. In late June 2006, following a terrorist attack from Gaza on an Israeli army outpost in Israel and the kidnapping of an Israeli soldier, Israel commenced military action in Gaza. In July 2006, following the launching of rocket attacks on Israeli border villages and the killing and kidnapping of several Israeli soldiers on patrol in Israel by the Lebanese-based Hezbollah terrorist organization, Israel commenced military action aimed at returning the kidnapped soldiers and removing the Hezbollah threat from Israel's northern border. Following international diplomatic efforts and a United Nations Security Council resolution, a cease-fire was implemented in Lebanon in August 2006. In February 2007, pursuant to an arrangement sponsored by Saudi Arabia, the rival Palestinian Hamas and Fatah parties agreed to a plan (the "Mecca Accords") pursuant to which the Hamas government agreed to resign and be replaced by a multi-party coalition government.

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

Employees

We currently employ eighteen employees, three of whom are on a part-time basis. During the coming twelve months, we may hire more full-time employees. We also expect to hire several consultants for specific short-term services. None of our current employees are subject to any collective bargaining agreements and there have been no strikes.

Recent Financing Activities

Since October 2008, we raised gross proceeds of approximately $45,000,000 from public offering of our securities for use in our operations, including drilling plans. Below is a brief summary of these offerings.

Between October 24, 2008 and January 9, 2009, we raised from a follow-on public offering gross proceeds of $6,663,000 from the sale of units of our securities, of which $246,000 was for debt conversion. Each unit offered in the follow-on offering consisted of (i) one share of common stock, par value $.01 per share and (ii) one warrant (the "Unit Warrant") to purchase one share of common stock at a per share exercise price equal to $7.00.

In June 2009, we raised gross proceeds of $21 million from a rights offering to common stockholders of up to 4.2 million shares of our common stock. The rights offering commenced on May 4, 2009, following the declaration of the effectiveness of the registration statement filed with the SEC in respect of such offering. Under the rights offering, stockholders of record of shares of the Company’s common stock on the record date of May 4, 2009  received, by way of a dividend, .375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. The rights offering was fully subscribed, resulting in our distribution of all of the 4.2 million shares available, including 2,126,737 shares under the basic subscription privilege and 2,073,263 under the over-subscription privilege, representing a 51% basic subscription participation rate.

In November 2009, we raised an additional $18 million from a follow-on rights offering to common stockholders of up to 3.6 million shares of our common stock. The rights offering commenced on October 19, 2009, following the declaration of the effectiveness of the registration statement filed with the SEC in respect of the offering. Under the rights offering, stockholders of record on the record date of October 19, 2009 of shares of the Company’s common stock received, by way of a dividend, .23 of a subscription right for each share held as of such date (twenty three subscription rights for each one hundred shares). Each whole subscription right entitled the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. The rights offering was fully subscribed, resulting in our distribution of all of the 3.6 million shares available, including 1,671,523 shares under the basic subscription privilege and 1,928,477 under the over-subscription privilege, representing a 46% basic subscription participation rate.

In order to support our operations and drilling program beyond fiscal year 2010, on January 28, 2010, we filed with the SEC a registration statement on Form S-3 for a shelf offering. As of the filing of this annual report on Form 10-K, the registration statement has not been declared effective. When declared effective by the SEC, Zion will have the option to offer and sell, from time to time in one or more offerings, up to $50 million of common stock, debt securities, warrants to purchase any of these securities, or any combination of such securities. The securities may be offered in one or more offerings, and at prices subject to prevailing market conditions to be set forth in a supplemental prospectus filing with the SEC at the time of such offering, should such an offering occur. We do not currently have any commitments to sell securities.

Foundations

If we are successful in finding commercial quantities of hydrocarbons in Israel, 6.0% of our gross revenues from production will go to fund two charitable foundations that we established with the purpose of donating to charities in Israel, the United States and elsewhere in the world.

For Israel, we established the Bnei Joseph Foundation (R.A.).  On November 11, 2008, both the Articles of Association and Incorporation Certificate were certified by the Registrar of Amutot in Israel.

For the United States and worldwide charitable activities, we established the Abraham Foundation - in Geneva, Switzerland.  On June 20, 2008, the articles of incorporation were executed and filed by the Swiss Notary in the Commercial Registrar in Geneva. On June 23, 2008, the initial organizational meeting of the founding members was convened in Israel.  Regulations for the Organization of the Abraham Foundation, signed by the founding members, were then filed with the Registrar.  On November 19, 2008, the Swiss Confederation approved the Foundation as an international foundation under the supervision of the federal government.  On December 8, 2008, the Republic of Geneva and the Federal government of Switzerland issued a tax ruling providing complete tax exemption for the Foundation.

Our shareholders, in a resolution passed at the 2002 Annual Meeting, gave authority to the board to transfer a 3% overriding royalty interest to each of two foundations.  In accordance with that resolution, we took steps to legally donate a 3% overriding royalty interest to the Bnei Joseph Foundation (in Israel) and a 3% overriding royalty interest to the Abraham Foundation (in Switzerland).

On June 22, 2009, we received an official letter from the Commissioner informing us that the 3% overriding royalty interest to each of the Bnei Joseph Foundation and the Abraham Foundation had been registered in the Israeli Oil Register.

Available Information

 Our internet website address is “www.zionoil.com.” We make available, free of charge, on our website, under “SEC Reports”, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC.

 Our Corporate Governance Policy, the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Code of Ethics for directors, officers, employees and financial officers are also available on our website under “Corporate Governance” and in print to any stockholder who provides a written request to the Corporate Secretary at Zion Oil & Gas, Inc., 6510 Abrams Rd., Suite 300, Dallas, TX 75231, Attn:  Corporate Secretary.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Rex Energy Corporation, that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 1A. RISK FACTORS

 In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

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

We may require additional funds to drill additional wells and we currently have no financing commitments.

 Our planned work program is expensive. Following the receipt of gross proceeds of $21 million from the rights offering that we completed in June 2009 and the additional $18 million from the second rights offering we completed in November 2009, we believe that our cash reserves are sufficient to enable us to complete the well we are currently drilling (the Elijah #3), as well as our planned subsequent well, the Ma'anit-Joseph #3 well.

 We are in the process of finalizing the location of our next drilling location and plan to drill the Ma'anit-Joseph #3 well in the vicinity of the Ma'anit-Rehoboth #2 well. We believe that our available cash resources will be sufficient to support our plan of operations through the end of 2010, including drilling the planned Ma’anit-Joseph #3 well. To continue our drilling beyond that point, we will need to raise additional capital. We may also need to raise additional capital in order to take advantage of business opportunities that become available to us. We have no commitments for any financing. No assurance can be provided that we will be able to raise funds when needed.

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

Subject to the completion of our testing procedures, we may incur substantial impairment write-down with respect to Ma’anit-Rehoboth #2 well and/or the Elijah #3 well.

We account for our oil and gas property costs using the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.

We drilled the Ma’anit-Rehoboth #2 well to a depth of 17,913 feet (5,460 meters).  We are currently in the process of testing the identified ‘zones of interest’ individually for recoverable hydrocarbons.  In the event that following these testing procedures we conclusively determine that the well is incapable of producing oil and/or gas in commercial quantities, then we will need to abandon the well. Following the completion of drilling and log analysis, based on the results of our findings we may also determine to abandon the Elijah #3 well.

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

 We review our unproved oil and gas properties periodically to determine whether they have been impaired. An impairment allowance is provided on an unproved property when we determine that the property will not be developed. Any impairment charge incurred is recorded in accumulated depletion, impairment and amortization to reduce our recorded basis in the asset.

A failure to obtain extensions of our exploration licenses would have a material adverse effect on our business and prospects.

 The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, which may be extended for up to an additional four years as provided by the Petroleum Law. The Joseph License has a three-year term, which commenced on October 11, 2007 and runs through October 10, 2010, which may be extended for an additional four years as provided by the Petroleum Law. We are currently in the process of filing applications for the purpose of obtaining an extension to each of these licenses from the Israel Petroleum Commissioner. While we anticipate that the extension will be granted, no assurance can be given that such extension will be forthcoming. The Israel Petroleum Commissioner’s refusal to extend the license, or even a delay in the receipt of the extensions, can have a material adverse effect on our business and prospects.

We have no proved reserves or current production and we may never have any.

We do not have any proved reserves or current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

We have a history of losses and we cannot assure you that we will ever be profitable.

We incurred net losses of $4,424,000 for the year ended December 31, 2009, $4,018,000 for the year ended December 31, 2008, and $28,829,000 for period from April 6, 2000 (inception) to December 31, 2009. We cannot provide any assurance that we will ever be profitable.

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

Political risks may adversely affect our operations and/or inhibit our ability to raise capital.

Our operations are concentrated in Israel and could be directly affected by political, economic and military conditions in Israel. Efforts to secure a lasting peace between Israel and its Arab neighbors and Palestinian residents have been underway since Israel became a country in 1948 and the future of these peace efforts is still uncertain.

Kibbutz Ma'anit (where we drilled our first and second wells) is in an area adjacent to Israeli Arab towns where anti-Israeli rioting broke out in late 2000. On December 27, 2008, Israel began a military offensive against the Hamas terrorist organization based in Gaza. (Gaza is in the South and our license areas are in the North of Israel.)  Currently, a cease-fire is in effect.  Any future armed conflict, political instability or continued violence in the region could have a negative effect on our operations and business conditions in Israel, as well as our ability to raise additional capital necessary for completion of our exploration program.

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

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

The Israeli Ministry of National Infrastructures is considering proposed legislation relating to licensing requirements for entities engaged in the fuel sector that, if adopted as currently proposed, may result in our having to obtain additional licenses to market and sell hydrocarbons that may be discovered by us. We have been advised by the Ministry that they do not intend to deprive a holder of petroleum rights under the Petroleum Law of its right under that law to sell hydrocarbons discovered and produced under its petroleum rights. See “BUSINESS—Proposed Legislation” at page 13. We cannot now predict whether or in what form the proposed legislation may be adopted or, if adopted, its possible impact on our operations.

Further, in the event of a legal dispute in Israel, we may be subject to the exclusive jurisdiction of Israeli courts or we may not be successful in subjecting persons who are not United States residents to the jurisdiction of courts in the United States, either of which could adversely affect the outcome of a dispute.

The Ministry of Environmental Protection is considering proposed legislation relating to polluted materials, including their production, treatment, handling, storage and transportation, that may affect land or water resources.  Persons engaged in activities involving these types of materials will be required to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health.  See “BUSINESS—Environmental Matters” at page 12.  We do now know and cannot predict whether any legislation in this area will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect our activities, how and to what extent.

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

Our dependence on the limited contractors, equipment and professional services available in Israel may result in increased costs and possibly material delays in our work schedule.

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

In connection with drilling operations, we are subject to a number of Israeli local licenses and permits. Some of these are issued by the Israeli security forces, the Civil Aviation Authority, the Israeli Water Commission, the Israel Lands Authority, the holders of the surface rights in the lands on which we intend to conduct drilling operations, including Kibbutz Ma'anit, Kibbutz Ein Carmel local and regional planning commissions, and environmental authorities.

The surface rights to the drill site on which we drilled the Ma’anit-Rehoboth #2 well are held under a long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to re-enter and use the drill site to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Israel Lands Authority is required to grant under the Petroleum Law. On August 14, 2008, the Authority granted the required permission for a two-year period (which period may be extended), subject to our paying a one time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $12,500). The use fee has been paid, the agreement signed and the bank guarantee provided.

The surface rights to the drill site on which we are drilling the Elijah #3 well are held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to re-enter and use the drill site to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a one-time fee of approximately $124,000. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Israel Lands Authority is required to grant under the Petroleum Law. We are currently in negotiations with the Authority for such approval.

In the event of a commercial discovery and depending on the nature of the discovery and the production and related distribution equipment necessary to produce and sell the discovered hydrocarbons, we will be subject to additional licenses and permits, including from various departments in the Ministry of National Infrastructures, regional and local planning commissions, the environmental authorities and the Israel Lands Authority. If we are unable to obtain some or all of these permits or the time required to obtain them is longer than anticipated, we may have to alter or delay our planned work schedule, which would increase our costs.

If we are successful in finding commercial quantities of oil and/or gas, our operations will be subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment, which can adversely affect the cost, manner or feasibility of our doing business. Many Israeli laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both.

If compliance with environmental regulations is more expensive than anticipated, it could adversely impact the profitability of our business.

Risks of substantial costs and liabilities related to environmental compliance issues are inherent in oil and gas operations. It is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or persons resulting from oil and gas exploration and production, would result in substantial costs and liabilities. This could also cause our insurance premiums to be significantly greater than anticipated. See “BUSINESS – Environmental Matters” at page 12.

Earnings will be diluted due to charitable contributions and key employee incentive plan.

We are legally bound to fund in the form of a royalty interest or equivalent net operating profits interest, 6% of our gross sales revenues, if any, to two charitable foundations. In addition, we may allocate 1.5% royalty interest or equivalent net operating profits interest to a key employee incentive plan designed as bonus compensation over and above our executive compensation payments. This means that the total royalty burden on our property (including the government royalty of 12.5%) may be up to 20% of gross revenue. As our expenses increase with respect to the amount of sales, these donations and allocation could significantly dilute future earnings and, thus, depress the price of the common stock.

The exercise of currently outstanding warrants and options or an offering under our shelf registration statement may adversely affect the market price of our common stock.

In connection with our Follow On Public Offering which we completed in January 2009, we  issued warrants to purchase up to 666,343 shares of our common stock at a per share exercise price of $7.00, exercisable between February 9, 2009 and January 31, 2012.  The shares underlying these warrants have been registered and, accordingly, any shares issued upon the exercise of these warrants will be immediately resalable on the open market. As of March 15, 2010, warrants for 607,154 shares of our common stock are currently outstanding. Additionally, we currently have employee stock options outstanding to purchase 484,549 shares of common stock at prices ranging between $0.01 and $8.25 per share, which amount includes 97,000 options granted in January 2009.

On January 28, 2010 we filed a registration statement with the SEC on Form S-3 for a shelf offering.  As of the date of the filing of this annual report on Form 10-K, the registration statement has not been declared effective.  When declared effective by the SEC, Zion will have the option to offer and sell, from time to time in one or more offerings, up to $50 million of common stock, debt securities, warrants to purchase any of these securities, or any combination of such securities.  The securities may be offered in one or more offerings, and at prices subject to prevailing market conditions to be set forth in a supplemental prospectus filing with the SEC at the time of such offering, should such an offering occur.

The exercise or possibility of exercise of outstanding warrants and employee stock options, or any offering under the S-3 shelf registration statement that we may complete could have an adverse effect on the market price for our common stock, and you may experience dilution to your holdings.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our share price may suffer.

Section 404 of the Sarbanes-Oxley Act requires certain companies subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, we are required to document and test our internal controls over financial reporting, and our auditors are required to issue a report concerning the effectiveness of our internal controls over financial reporting in the annual report on Form 10-K for the year ended December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data.  We have invested and will continue to invest significant resources in this process.  We are uncertain as to what impact a conclusion that material weaknesses exist in our internal controls over financial reporting would have on the trading price of our common stock.

Cash dividends will not be paid to shareholders for the foreseeable future.

You may receive little or no cash or stock dividends on your shares of common stock. The board of directors has not directed the payment of any dividend, does not anticipate paying dividends on the shares for the foreseeable future and intends to retain any future earnings to the extent necessary to develop and expand our business. Payment of cash dividends, if any, will depend, among other factors, on our earnings, capital requirements, and the general operating and financial condition, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

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

Many of these factors are beyond our control, and we cannot predict their potential effects on the price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

No assurance can be provided that you will be able to resell your shares of common stock at or above the price you acquired those shares in this offering.  We cannot assure you that the market price of our common stock will increase to the per share price at which the Unit was offered or that the market price of common stock will not fluctuate or decline significantly.

Future sales of our common stock may adversely affect the prevailing market price for our common stock.

We are authorized to issue up to 50,000,000 shares of common stock, of which there were 18,748,923 shares of our common stock outstanding as of March 15, 2010. An additional 1,557,154 shares of common stock have been reserved for issuance upon the exercise of outstanding warrants and options previously issued, including the warrants issued in connection with our follow-on public offering which terminated on January 9, 2009 and 562,451 unissued options under the ESOP.  The exercise of these warrants and/or the issuance of additional shares of our common stock in connection with the above would dilute the interest in our company represented by each share of common stock and may adversely affect the prevailing market price of our common.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Oil and Gas Interests

 The table below summarizes certain data for our license areas for the year ended December 31, 2009:

Type of Right	Name	Area (Acres)	Working Interest	Expiration Date
License	Asher-Menashe	78,824	100% (1)	June 9, 2010(2) (3)
License	Joseph	83,272	100% (1)	October 10, 2010(2) (3)
Permit	Issachar-Zebulun	165,000	100% (1)	February 23, 2011

(1) All of the rights are subject to a 12.5% royalty interest due to the government of Israel under the Petroleum Law. Zion has also donated the equivalent of a 6% royalty interest (or equivalent net operating profits interest) to two foundations.  In addition, Zion may allocate a 1.5% royalty interest (or equivalent net operating profits interest) to a key employee incentive plan that may be established.

(2) Extendable for periods of up to a total of seven years in all, subject to compliance with the terms of the license as may be amended. We are currently in the process of applying for an extension to the license area.

(3) Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, will entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years - 50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to the drill site from which we drilled the Ma'anit #1 and the Ma’anit Rehoboth #2 well are held under long-term lease by Kibbutz Ma'anit.  The rights are owned by the State of Israel and administered by the ILA. Permission necessary to reenter and use the drill site to conduct petroleum operations has been granted to Zion by the Kibbutz in consideration for a monthly fee of $350. Permission of the ILA for the use of the surface rights is also required, which permission the ILA is required to grant under the Petroleum Law. On August 14, 2008, the Authority granted the required permission for a two-year period (which period may be extended), subject to our paying a one-time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $14,200). The use fee has been paid, the agreement finalized and the bank guarantee provided.

The surface rights to the drill site from which the Company drilled the Elijah #3 are held under long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations has been granted to the Company by the Kibbutz in consideration for a one-time fee of approximately $124,000. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law. We are currently in negotiations with the Authority for such approval.

Office Properties

We lease approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011. The monthly rent was $4,000 for each of the twelve-month periods ending October 31, 2008, $4,500 for the twelve-month period ending October 31, 2009 and will be $4,600 for the twelve-month period ending October 31, 2010 and $4,700 for the twelve-month period ending October 31, 2011.

During July 2005, we entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. We subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six months each (through January 31, 2010).  We have subsequently entered into an additional six month rental period, with two additional six-month option periods available.  The monthly rental cost during this extended period continues at $3,000.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any lawsuit or proceeding, the results of which, in the opinion of management, is likely to have a material adverse effect on us or our financial condition.

ITEM 4.  RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock and common stock purchase warrants have, since September 2, 2009, been trading on the NASDAQ Global Market under the symbols “ZN” and “ZNWAW”, respectively. From January 3, 2007 and through September 1, 2009, shares of our common stock were   traded on the NYSE Amex, also under the symbol “ZN” and from February 3, 2008 to September 1, 2009 shares of our common stock purchase warrants traded under the symbol “ZN.WS”.  The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by the NYSE Amex and the NASDAQ Global Market.

Fiscal Year	High	Low

2009:
First Quarter	$17.03	$6.50
Second Quarter	11.74	7.00
Third Quarter	13.30	7.08
Fourth Quarter	10.71	6.12

Fiscal Year	High	Low

2008:
First Quarter	$6.70	$5.90
Second Quarter	6.65	6.00
Third Quarter	6.59	5.17
Fourth Quarter	6.50	5.60

The closing per share sales price of our Common Stock and warrants on March 15, 2010 was, respectively, $6.04 per share and $3.55.

Holders

As of March 15, 2010 there were approximately 4,340 shareholders of record of our common stock.  A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Issuer Purchases of Equity Securities

 We do not have a stock repurchase program for our common stock.

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

Overview

Zion Oil is an initial stage oil and gas exploration company with a history of almost ten years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company.  The Company currently holds two petroleum exploration licenses, named the “Joseph License” and the “Asher-Menashe License”, and one preliminary exclusive petroleum exploration permit named the Issachar-Zebulun” permit. In total, Zion’s total petroleum exploration areas is approximately 327,100 acres.

The Joseph License and Asher-Menashe License areas, as well as the Issachar-Zebulun permit area, are contiguous in a similar geologic environment. They are located on a continuous regional high associated with the basement to a Paleozoic Age structure (approximately 280 million years old) that runs parallel to the current coast of Israel primarily onshore from just off of Haifa to south of Tel Aviv. The regional high is evidenced by gravimetric anomalies in both license areas. This structure and other geologic elements common to both areas, including particularly the Triassic Age (approximately 205-245 million years ago) Ma'anit structure that extends from the Joseph License area into the Asher-Menashe License area, lend themselves to an integrated exploratory program (and, if successful, may lend themselves to an integrated development program).

To date, we have completed drilling two exploratory wells in the Joseph License area and are in the process of drilling one exploratory well in the Asher Menashe License Area. The first exploratory well, named the Ma’anit #1 well, was drilled to a depth of 15,842 feet (4,829 meters) to the Triassic formation with encouraging but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007 we abandoned the well. In 2009, we drilled an additional well (the Ma’anit-Rehoboth #2 well), ‘directionally’ to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was both to appraise the apparent findings of the Ma’anit #1 in the Triassic (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian horizons at a depth of between approximately (16,000 and 18,000 feet). The well penetrated a number of geologic formations that have been preliminarily deemed to have hydrocarbon potential and we retrieved a small quantity of crude oil. At this stage, we are unsure as to whether we have made a discovery of any hydrocarbon reservoir or, if such a reservoir exists, whether it would be commercially viable.  In February 2010, we began completions/testing of the Ma’anit-Rehoboth #2 well.

In October 2009, utilizing the 2,000 horsepower drilling rig used to drill Zion’s Ma’anit-Rehoboth #2 well, we commenced drilling an additional well (the Elijah #3 well), within the Asher-Menashe License area, toward the Triassic geological formation, which is expected below approximately 10,000 feet (3,048 meters). As of February 2, 2010, we drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe. Following the decision to temporarily suspend drilling operations at the Elijah #3 well, we transferred the rig to the Ma’anit-Rehoboth #2 well to conduct testing procedures. We intend to resume drilling activity in the Elijah #3 well at the earliest appropriate time following our determination of the desired course of action relating to this well.

As the Ma'anit-Rehoboth #2 well did not reach the Permian geological formation beneath the Joseph license area, we are currently planning to drill a subsequent well, named by us the "Ma'anit-Joseph #3 well" at a final location likely near the Ma'anit-Rehoboth #2 well.  The drilling of the Ma'anit #3 well is planned to test the Permian geological formation. We have started the permitting process and are in discussions with the owners of our current drilling rig to drill this future well.

Principal Components of our Cost Structure

 Our operating and other expenses primarily consist of the following:

•
Unsuccessful exploratory wells or dry holes:  Impairment expense is recognized if a determination is made that a well will not be able to be commercially productive.  The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

•
General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance are included in general and administrative expense. General and administrative expense also includes non-cash stock-based compensation expense.

•
Depreciation, Depletion, Amortization and Accretion. The systematic expensing of the capital costs incurred to explore for natural gas and oil. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

Recent Financing Activities

 In order to support our drilling operations, we have completed several public financings since October 2008, all of which are discussed below. We believe that are our currently available funds are sufficient to support the drilling of the Ma’anit Joseph # 3 well. To carry out further planned operations in 2011 and beyond, we will need to raise additional funds through either additional equity raises or private financing.

Between October 24, 2008 and January 9, 2009, we raised from a follow-on public offering gross proceeds of $6,663,000 from the sale of units of our securities, of which $246,000 was for debt conversion.

Thereafter, in June 2009, we raised gross proceeds of $21 million from a rights offering to common stockholders of up to 4.2 million shares of our common stock. The rights offering commenced on May 4, 2009, following the declaration of the effectiveness of the registration statement filed with the SEC in respect of such offering. Under the rights offering, stockholders of record on the record date of May 4, 2009 of shares of the our common stock received, by way of a dividend, .375 of a subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. The rights offering was fully subscribed, resulting in our distribution of all of the 4.2 million shares that were offered.

 In November 2009, we raised an additional $18 million from a follow-on rights offering to common stockholders of up to 3.6 million shares of our common stock. The rights offering commenced on October 19, 2009, following the declaration of the effectiveness of the registration statement filed with the SEC in respect of the offering. Under the rights offering, stockholders of record on the record date of October 19, 2009 of shares of our common stock received, by way of a dividend, .23 of a subscription right for each share held as of such date (twenty three subscription rights for each one hundred shares). Each whole subscription right entitled the shareholder to purchase one share of common stock at the purchase price of $5.00 per share. The rights offering was fully subscribed, resulting in our distribution of all of the 3.6 million shares that were offered.

In order to support our operations and drilling program beyond fiscal year 2010, on January 28, 2010, we filed with the SEC a registration statement on Form S-3 for a shelf offering. As of the filing of this annual report on Form 10-K, the registration statement has not been declared effective. When declared effective by the SEC, Zion will have the option to offer and sell, from time to time in one or more offerings, up to $50 million of common stock, debt securities, warrants to purchase any of these securities, or any combination of such securities. The securities may be offered in one or more offerings, and at prices subject to prevailing market conditions to be set forth in a supplemental prospectus filing with the SEC at the time of such offering, should such an offering occur.  We do not currently have any commitments to sell securities.

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

The Company’s oil and gas property represents an investment in unproved properties and two major development projects on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  A further impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information, but has not occurred since July 2007.

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

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  In order to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2 well, the Company ceased operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquished the Ma’anit-Joseph License.  As planned, the Company used the Ma’anit #1 wellbore, down to approximately 9,842 feet (3,000 meters), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well was directionally drilled from that point to penetrate the middle and the lower Triassic.  The Company drilled this well to a depth of 17,913 feet (5,460 meters) and, after initial testing of the lower open hole section of the well using a workover rig, in December 2009, is preparing for further testing of the well in 2010.

Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 83,272 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled, which license was subsequently granted on October 11, 2007.  As a result of the abandonment of the Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded in June 2007 an impairment of $9,494,000 to its unproved oil and gas properties.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 TO THE YEAR ENDED DECEMBER 31, 2008

Revenue. We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2009 were $4,565,000, compared to $4,075,000 for the year ended December 31, 2008, representing an increase of 23%. The increase in general and administrative expenses in 2009 compared to 2008 is primarily attributable to higher non-cash salary expenses for recognition of compensation expense related to option grants and stock awards.  Salary expenses for the year ended December 31, 2009 were $2,360,000 compared to $1,663,000 for the year ended December 31, 2008. The $697,000 increase in salary expenses during 2009 is attributable to $608,000 in non-cash expenses related to $558,000 additional compensation expense this year over last year related to stock option grants and $50,000 related to stock grants and gifts. The rest of the increase is due to the expansion of staff to support operations.  Legal and professional fees for 2009 were $861,000 as compared to $1,015,000 for 2008, representing a decrease of approximately 15%.  The decrease in legal and professional fees is primarily attributable to the increased utilization of in-house legal staff. Other general and administrative expenses for the year ended December 31, 2009 was $1,344,000 compared to $1,397,000 for 2008. The decrease in other general and administrative expenses during 2009 is primarily attributable to our continued efforts to control support costs.

Interest income, net. Interest income for the year ended December 31, 2009 was $65,000 compared to $77,000 for the year ended December 31, 2008. The decrease in interest income, net is attributable to extremely lower rates being paid by the banks despite the higher average cash balances during 2009.

Net Loss. Net loss for the year ended December 31, 2009 was $4,424,000 compared to $4,018,000 for the year ended December 31, 2008.

Liquidity and Capital Resources

Our working capital (current assets minus current liabilities) was $19,741,000 at December 31, 2009 and $462,000 at December 31, 2008. The increase in working capital is attributable to the two rights offerings completed in 2009.

Net cash provided by financing activities was $41,310,000 and $3,229,000 for the years ended December 31, 2009 and 2008, respectively, of which the increase was from the two rights offerings held during 2009.  Net cash used in investing activities was $18,528,000 and $2,695,000 for the years ended December 31, 2009 and 2008, respectively, substantially all of which was used for exploratory drilling operations.  Net cash used in operations was $3,774,000 for the year ended December 31, 2009, and $3,398,000 for the year ended December 31, 2008, including payments of deferred officer’s salaries.

On March 15, 2010, we had cash and cash equivalents in the amount of $14,521,000.

Until we begin generating substantial revenues, our ability to fund our drilling programs and operations is dependent on our ability to raise funds through public or private placement of our securities or attracting other parties to join our drilling efforts.

As noted previously, between October 24, 2008 and December 31, 2008, the Company raised gross proceeds in the Follow On Public Offering of $4,165,000, including $120,000 debt conversion.  After deducting for commissions (5%) and expenses (3%) to the underwriter in the amount of $324,000 and the deduction of $491,000 in deferred offering costs (related to legal, accounting, transfer agent and escrow fees and printing and marketing costs), the Company received net proceeds of $3,230,000 in the Follow On Public Offering through December 31, 2008.  In January 2009, the Company raised an additional $2,498,000, including $120,000 debt conversion and approximately $6,000 in settlement of fees due to two service providers.  Total gross proceeds raised in the Follow On Public Offering were $6,663,000, including $240,000 of debt conversions made by two senior officers/directors of deferred amounts due to them and approximately $6,000 payments of fees to service providers. The Company issued, in respect of the total amounts raised, 666,343 units of our securities (641,768 for cash and 24,575 for debt conversions and payments of fees to service providers).

In June 2009, we raised gross proceeds of $21 million from a rights offering to common stockholders of up to 4.2 million shares of our common stock. The rights offering was fully subscribed, resulting in our distribution of all of the 4.2 million shares that were offered.  Thereafter, in November 2009, we raised an additional $18 million from a follow-on rights offering to common stockholders of up to 3.6 million shares of our common stock. The rights offering was fully subscribed, resulting in our distribution of all of the 3.6 million shares that were offered.

We believe that our currently available cash resources will be sufficient to enable us to meet our needs in carrying out our plans through the end of fiscal 2010, including drilling the planned Ma’anit Joseph #3 well. We will need to raise additional funds to maintain operations beyond such point by attracting additional investments in our company or additional parties to join our drilling operations. We have no commitments for any such financing or participation and no assurance can be provided that we will be successful in attracting any such investment. In order to afford ourselves financing flexibility, in January 2010, we filed with the SEC a universal shelf registration statement. As of the date of the filing of this report on Form 10-K, the registration statement has not been declared effective. Following effectiveness of the registration statement, we have the option to offer and sell, from time to time in one or more offerings, up to $50 million of common stock, debt securities, warrants to purchase any of these securities, or any combination of such securities. The securities may be offered in one or more offerings, and at prices subject to prevailing market conditions to be set forth in a supplemental prospectus filing with the SEC at the time of such offering, should such an offering occur. At present, however, we do not have any commitments to sell securities. Proceeds from any such offering, if any, will be used for our operations, including our multi-well drilling program.

Recently Issued Accounting Pronouncements

In December 2008, the SEC published authoritative guidance as the Final Rule “Modernization of Oil and Gas Reporting” and in January 2010, the FASB issued a pronouncement in order to align the oil and gas reserve estimation and disclosure requirements of Extractive Activities – Oil and Gas (Topic 932) with the requirements in the SEC’s final rule.  The new guidance permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require companies to, among other things:  (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices.  The use of the new proved reserve definitions and average prices in developing the Company’s reserve estimates will affect future impairment and depletion calculations.

The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  As we do not yet have proved reserves, the adoption of this Final Rule has had no material effect on our disclosures, financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required by this item are included beginning at page F-1 below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2009.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the year ended December 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been independently assessed by Somekh Chaikin, a member of KPMG international, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT
Our directors, executive officers and key employees, their present positions and their ages follow:

Name	Age	Position

John M. Brown	70	Founder, Chairman of the Board
Richard J. Rinberg	57	Director, Chief Executive Officer
William L. Ottaviani	49	Chief Operating Officer and President
Sandra Green	46	Chief Financial Officer and Senior Vice President
Paul Oroian	60	Director
Kent S. Siegel	54	Director
Yehezkel Druckman	71	Director
Forrest A. Garb	80	Director
Julian Taylor	56	Director
Drew Louis	29	Secretary, Treasurer and Vice President - Administration
Eliezer L. Kashai	86	Vice President – Israeli Exploration
Ilan A. Sheena	51	Vice President – Finance – Israel Branch
Stephen E. Pierce	66	Exploration Manager

None of our officers or directors has been the subject of any court or regulatory proceeding relating to violation or possible violation of federal or state securities or commodities law.

The following biographies describe the business experience of our directors, officers and key employees.

Officers and Directors

John M. Brown is the founder of Zion and has been a director and Chairman of the Board of Directors of Zion since its organization in April 2000. He also served as our Chief Executive Officer until September 2004 and as President until October 2001. Mr. Brown has extensive management, marketing and sales experience, having held senior management positions in two Fortune 100 companies - GTE Valenite, a subsidiary of GTE Corporation and a manufacturer of cutting tools, where he was employed from 1966-86 and served as the corporate director of purchasing, and Magnetek, Inc., a manufacturer of digital power supplies, systems and controls, where he was corporate director of procurement during 1988-89. Mr. Brown was a director and principal stockholder in M&B Concrete Construction, Inc. from 1996 to 2003 and is an officer and director of M&B Holding Inc. (a Nevada corporation) based in Dallas, Texas, the sole shareholder of M&B General Contracting Inc. (a Delaware corporation). These companies primarily provide cement walls and floors for industrial buildings, office buildings and home developers. Prior to founding the Company, Mr. Brown had been actively pursuing a license for oil and gas exploration in Israel for many years. His efforts led to our obtaining, in May 2000, the Ma'anit License in the Joseph Project, the precursor to the Joseph License. Mr. Brown holds a BBA degree from Fullerton College. Mr. Brown’s senior management experience in two fortune 500 companies as well as his extensive experience in the oil and gas sector in the State of Israel provides with him with the insight and vision needed to serve as chairman of our Board of Directors.

Richard J. Rinberg was appointed a director in November 2004 and appointed Chief Executive Officer of the Company in March 2007. He served as President of the Company from October 2005 to March 2007. Since 1996, Mr. Rinberg has been a private investor and manager of his own and his family funds. From 1979 through 1996, he served as Managing Director of the Rinberg Group, a corporate group based in England active in the precious metals and jewelry industry, property development and securities trading. In the early 1980s Mr. Rinberg was elected a Member of the London Diamond Bourse and in 1987 he was elected an Underwriting Member at Lloyd's of London Insurance Market. Between 1975 and 1978, Mr. Rinberg was on the staff of Spicer & Pegler (Chartered Accountants) and, in 1978, was admitted as a Member of The Institute of Chartered Accountants in England and Wales. Mr. Rinberg holds a Bachelor of Science Honors Degree in Mathematics from University College, the University of London. Mr. Rinberg’s experience in managing and overseeing a diversified business practice, as well as his accounting background, equip him with the skill set needed to meet the challenges that we expect to face.

William L. Ottaviani was appointed President and Chief Operating Officer on January 31, 2010. Mr. Ottaviani, a petroleum engineer by training, served as Chief Operating Officer at Rex Energy Corporation from November 2007 to September 2009. From September 2009 to the present, he has been working as an independent consultant. From 1982 until 2007, Mr. Ottaviani served in various management, engineering, operational and staff assignments for Chevron and its affiliated companies, with assignments in California, Louisiana, Indonesia and Angola.  During his Angola assignment from 2002 until 2007, Mr. Ottaviani served as both a Senior Petroleum Engineering Advisor and Asset Development Manager.  He received his Bachelor of Science degree in Petroleum and Natural Gas Engineering from Pennsylvania State University and his M.B.A. from California State University, Bakersfield.

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

Paul Oroian was appointed a director in November 2003.  Since its founding in 1983, he has served as president and managing partner of Oroian, Guest and Little, P.C., a certified public accounting and consulting firm based in San Antonio, Texas.  From 1980-1983, Mr. Oroian was a tax senior in the San Antonio offices of Arthur Young and Company. Mr. Oroian holds a Bachelors of Science – Business Administration from Bryant College.  He has served as a board member of Technology Oversight Committee and the IRS Regional Liaison Committee of the Texas Society of Certified Public Accountants and was vice president and a director of the San Antonio CPA Society between 1992-1998.   Mr. Oroian’s extensive experience as a  certified public accountant was instrumental in his appointment to the audit committee of our Board of Directors and provides our board with a critical accounting perspective.

Kent S. Siegel was appointed a director in November 2003.  Mr. Siegel has served as president and chief operating officer of Kent S. Siegel, P.C. since 1984.  Kent S. Siegel, P.C. is a firm of certified public accountants and attorneys at law based in West Bloomfield, Michigan, at which Mr. Siegel practices as a tax and bankruptcy attorney and CPA.  Mr. Siegel holds a Bachelor of Business Administration from Michigan State University School of Business, a Juris Doctor   from Wayne State University School of Law and a Bachelor of Science in Electrical Engineering from Lawrence Technological University School of Engineering. Mr. Siegel’s academic degrees, combined with his extensive professional experience in corporate law and tax accounting provides our board with valuable resources in its work to ensure that we comply with rules and regulations applicable to a publicly listed company.

       Dr. Yehezkel (Charlie) Druckman was appointed a director of Zion Oil in November 2005.  Dr. Druckman was Petroleum Commissioner for the State of Israel from 1995 until his retirement in 2004, where he supervised the licensing of petroleum rights both onshore and offshore Israel. These efforts led to the discovery of 1.5 trillion cubic feet of gas in the Israeli offshore Mari B and other smaller fields during 1999-2000.  Since 1965, he has been a member of the professional staff of the Geological Survey of Israel, where he headed the Mapping, Stratigraphy and Oil Division during 1982-1985 and 1991-1994. He was also affiliated with the Louisiana State University at Baton Rouge as Research Associate in Geology during 1978-1980 and 1989-1990.  He was awarded in 1974 the Israel Geological Society’s Perez Grader award.  He is an active member of the American Association of Petroleum Geologists and the Geological Society of Israel (where he served as president in 1982, and for a number of years on the Society's editorial board).  He also served as member of the Israeli National Petroleum Commission and Board of Directors of Oil Exploration (Investments) Ltd., an Israeli government company.  Dr. Druckman graduated from the Hebrew University in Jerusalem where he was awarded BSc, MSc and PhD degrees in geology. Dr. Druckman’s academic credentials as a geologist, his experience as the Petroleum Commissioner for the State of Israel for nearly a decade and his vast knowledge and expertise in the geological mapping of the State of Israel for petroleum exploration purposes provide us with a critical resource in our ongoing oil and gas exploration efforts in Israel as well as a liaison to the Israeli regulatory authorities with whom we are in ongoing contact with respect to the maintenance of our license and other oil and gas exploration rights.

Forrest A. Garb was appointed a director of Zion Oil in November 2005.  Mr. Garb is apetroleum engineer who has provided independent consulting services for more than 45 years.  His consulting career began with H.J. Gruy and Associates, Inc. and its successors, where he served as a vice president for four years, executive vice-president for ten years, and president for fifteen years, until leaving in 1986, following Gruy's merger into a public company.  In his capacity as president, Mr. Garb contracted, performed and supervised over 12,500 projects ranging from simple evaluations to sophisticated reservoir simulations.   In 1988, Mr. Garb founded Forrest A. Garb & Associates, Inc., a privately-owned petroleum consulting firm, where he served as chairman and chief executive officer until his retirement in 2003 and sale of his interests in the company to its key employees.  Prior to entering into consulting, Mr. Garb was educated in petroleum engineering at Texas A&M University (BSc and Professional MSc) and received his early training at Socony Mobil Oil Company in Kansas, Texas, Louisiana and Venezuela.  Mr. Garb is a member of the Society of Petroleum Engineers and is a past President of the Society of Petroleum Evaluation Engineers.  He is a member of the Association of Computing Machinery, the American Arbitration Association, the Petroleum Engineers Club of Dallas, the Dallas Geological Society, and is a member of the American Association of Petroleum Geologists.  He is a charter member of The American Institute of Minerals Appraisers.  He is a registered professional engineer in the state of Texas. Mr. Garb’s petroleum engineering background and vast experience in the petroleum industry spanning over 45 years provides our board with a valuable resource in assessing oil and gas prospects.

Julian Taylor was appointed a director of Zion Oil on June 16, 2009. Mr. Taylor is the founder of Tangent Trading Ltd, an international non-ferrous scrap metal trading company formed in 1985 with offices in London, U.K. and Los Angeles, U.S.A.  In 2006, Tangent Trading Ltd was elected to the membership of the London Metal Exchange and in 2008 Tangent Trading Ltd was included by The Sunday Times newspaper (in the U.K.) in its 'Profit Track 100' list of Britain's fastest growing private companies.  Mr. Taylor has led Tangent Trading from inception in 1985. Mr. Taylor has over 37 years experience in trading metals internationally. Prior to forming Tangent in 1985, he was affiliated with Amalgamated Metal Corporation plc (an international holding company with origins in metal merchanting), as a trader since 1978. Prior to such time, from 1972 to 1978, he was a trader at S&W Berisford plc (a U.K. listed merchanting and commodity trading conglomerate). Mr. Taylor’s background and business experience furnishes to our board access to a greater understanding of financial and investor relations issues.

The Employment Agreement between us and Mr. William Ottaviani, our President and Chief Operating Officer, which was entered into on January 31, 2010, provides that upon the approval of our Board of Directors upon the review and recommendation of the relevant committee of the Board of Directors, Mr. Ottaviani shall be elected to our Board of Directors, subject to the requirement that he stand for re-election at our annual meeting of shareholders held after his appointment to the Board.

Key Employees

Drew Louis is our Secretary, Treasurer and Vice President of Administration. Prior to joining Zion in May 2009, Mr. Louis practiced law as an associate at Vinson & Elkins LLP in the firm’s corporate transactions department (from September 2006 to May 2009) where he represented several international oil and gas companies, private equity and public company clients in a variety of corporate transactional matters. Mr. Louis holds a Bachelor of Business Administration degree in Accounting from Baylor University, Waco, Texas and a Doctor of Jurisprudence degree from the College of William and Mary Marshall-Wythe School of Law, Williamsburg, Virginia.

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

Ilan A. Sheena has been Vice President – Finance, Israel Branch since November 2009.  Mr. Sheena is an accounting professional with broad local and international experience. He has a degree in Accounting and Economics from Tel Aviv University. After qualifying as a Certified  Public Accountant and working for three years with Somekh Chaikin in Israel, he spent four years at Alcatel in Sydney, Australia. Returning to Israel in 1993, he joined a high-tech start-up that subsequently held an initial public offering and became a Nasdaq listed company. Between 1996 and 1998, he was at Bezeq International, the Israeli phone company, as the Financial Controller and Finance Manager. Between 1998 and 2000, he was at Verint Systems, a subsidiary of the Comverse group. Between 2000 and 2008 he was CFO for a venture capital fund (with investors such as JP Morgan, Siemens, EDF, AXA, Schlumberger) and dealt with over eighteen start-up companies.

Stephen E. Pierce was retained as our consulting geologist for the drilling of the Ma’anit #1 and subsequent exploration and development in February 2005. He joined Zion on a full time basis in October 2005 and, since June 2006, he has served as our Exploration Manager. From 1995-2005, Mr. Pierce served as project geologist for Murfin Dilling Co. in the Caribbean, primarily in the Dominican Republic. For the period of 1992-1995, Mr. Pierce was consulting geologist for several small independent companies, including Petrolera Once of Dominican Republic, Century Guyana, Ltd. of Guyana, and Hydrocarbons International of Colombia. He also worked as consulting geologist for Dames and Moore in Texas, Wyoming, Costa Rica and Mexico during this time, as well as doing independent consulting work in Panola and Shelby Counties in East Texas. From 1985-1992, he acted as senior geological advisor for Mobil Oil Corporation, and from 1980-1985, he worked as senior geologist for Superior Oil Co. He served as senior geologist in Pakistan for UNOCAL from 1974-1979. Mr. Pierce received his M.S. in geology from San Diego State University in 1974 and his B.S. in geology from California State University in 1971. Mr. Pierce holds the title of Professional Geologist with the State of Wyoming and holds memberships with the American Association of Petroleum Geologists and the American Institute of Professional Geologists.

Resignations and Departures

Mr. Elisha Roih, Vice President – Administration of Israeli Operations since April 2000, resigned from his position with our company on February 28, 2009.

Dr. Barron resigned from our Board of Directors on May 5, 2009. Dr. Barron, who had been a director since April 2005, was not standing for re-election at our 2009 annual meeting of stockholders which was held on June 16, 2009.

Mr. Render, who had been a director since September 2004, did not stand for re-election at our 2009 annual meeting of stockholders which was held on June 16, 2009.

In connection with the natural expiration of his employment agreement with us pursuant to which he served as our Chief Financial Officer, and later, Chief Legal Officer, on  June 30, 2009, Mr. Martin Van Brauman  resigned from his position as a director of the Company.

In connection with the scheduled expiration of his employment agreement with us on December 31, 2009 pursuant to which he served as our Executive Vice President, on October 13, 2009, Mr. William Avery resigned from all positions held with the Company, including his directorship.

On December 7, 2009, Mr. Glen Perry resigned as our President and Chief Operating Officer as well as a director.

Information Regarding the Board of Directors and Committees

Our board of directors is divided into three classes of directors, with each class elected to a three-year term every third year and holding office until their successors are elected and qualified.  The class whose term of office will expire at our 2010 Annual Meeting of Shareholders consists of Richard Rinberg and Kent S. Siegel.

Of the seven current members of our board of directors, five (Messrs. Oroian, Siegel, Druckman, Garb and Taylor) meet the criteria of independence set by the NASDAQ corporate governance standards for membership on the board.

Board Committees

Our Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee, each of which is described below. Each committee operates under a written charter adopted by the Board. All of the charters are publicly available on our website at www.zionoil.com under the Corporate Governance link under the Corporate Center tab. You may also obtain a copy of our charters upon written request to our investor relations department at our principal executive offices.

Audit Committee.   Our audit committee is currently comprised of Messrs. Oroian, Siegel and Garb.   The principal function of the Audit Committee is to assist the Board in monitoring: (1) the integrity of the financial statements of the Company; (2) compliance by the Company with legal and regulatory requirements; (3) the independent auditor's qualifications and independence; (4) performance of the Company's independent and, upon establishment of such function, internal auditors; (5) the business practices and ethical standards of the Company; and (6) related party transactions. The Audit Committee is also directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors.

The Audit Committee has adopted a formal written audit committee charter that complies with the requirements of the Exchange Act, SEC rules and the regulations and requirements of Nasdaq.

The Board has determined that all members of the Audit Committee meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, the Board has determined that Mr. Oroian qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”).

Compensation Committee.  Our compensation committee is comprised of Messrs Oroian, Siegel and Taylor The Board has charged the Compensation Committee with the following responsibilities: (i) the review and recommendation to the Board of the terms of compensation, including incentive compensation and employee benefits of the directors and senior officers of the Company; and (ii) the determination of the terms of employee benefit plans (including stock incentive and stock option plans), the granting of awards under the plans and the supervision of plan administrators.

We have adopted a formal, written compensation committee charter that complies with the requirements of the Exchange Act, SEC rules and regulations and the listing and corporate governance requirements of Nasdaq.

Nominating and Corporate Governance Committee.   The Nominating and Corporate governance Committee is comprised of Messrs. Siegel, Oroian and Taylor.

We have adopted a formal, written compensation committee charter that complies with the requirements of the Exchange Act, SEC rules and regulations and the listing and corporate governance requirements of Nasdaq.

Code of Conduct and Ethics . We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and all employees. The code has been posted on our web site at http://www.zionoil.com/investor-center/corporate-governance.html, and may also be obtained free of charge by writing to Ethics Code, c/o Zion Oil & Gas, Inc., 6510 Abrams Rd., Suite 300, Dallas, Texas 75231. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of the filings furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Exchange Act, and on representations from its executive officers and directors and persons who beneficially own more than 10% of the Common Stock, all filing requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with in a timely manner during the fiscal year ended December 31, 2009, except the following:

Reporting Person	Form Type	Transaction	Form Due Date	Form Filed Date

John Brown	4	Gifting of 5,600 shares	April 8, 2009	June 2, 2009
	4	Gifting of 400 shares	April 8, 2009	June 2, 2009

Paul Oroian	4	Purchase of 12,113 shares (1)	August 6, 2009	August 12, 2009
	4	Purchase of 2,802 shares (2)	June 24, 2009	September 29, 2009

Yehezkel Druckman	4	Purchase of 12,575 shares (3)	August 25, 2009	September 11, 2009
Julian Taylor	4	Award of options to purchase 25,000 shares (4)	June 18, 2009	January 25, 2010

(1)  Exercise of Series F Warrants
(2)  The shares were purchased directly from the company upon exercise of non-transferable subscription rights issued by us to all stockholders as of record on May 4, 2009
(3)  Exercise of Stock Options
(4)  These options were awared to Mr. Taylor on June 16, 2009 in connection with his appointment to our Board of Directors and were inadvertently not included in a Form 4 filing.  The holdings were reported in a Form 5 filing made on January 25, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal years ended December 31, 2009 and 2008 concerning compensation of (i) our principal executive officer and principal financial and accounting officer during the fiscal year ended December 31, 2009 and (ii) the two other most highly compensated former employees who served as executive officers during part of the year ended December 31, 2009 and whose total compensation exceed $100,000 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($ Thousands)		Option Awards (1) ($ Thousands)	All Other Compensation ($ Thousands)		Total ($ Thousands)
Richard J. Rinberg, Chief	2009	275	(2)	280	—		555
Executive Officer	2008	275	(3)	202	—		477
Sandra F. Green, Chief	2009	192		144	—		336
Financial Officer (4)	2008	—		—	—		—
Glen H. Perry, Former President	2009	234	(6)	—	153	(7)	387
and Chief Operating Officer (5)	2008	250	(8)	—	144	(9)	394
William H. Avery, Former	2009	225	(11)	—	9	(12)	225
Executive Vice President (10)	2008	225	(13)	—	—		225

(1) Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended December 31, 2009 and December 31, 2008, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

(2) Of this amount, $223,000 was paid in 2009 and $52,000, deferred by agreement, was paid in January 2010. See “Richard J. Rinberg” at page 39 below.

(3) Of this amount, $120,000 was paid in 2008 and $155,000, deferred by agreement, was paid in June 2009. See “Richard J. Rinberg” at page 39 below.

(4) Ms. Green was appointed Chief Financial officer on January 8, 2009 and the appointment became effective on February 1, 2009. Ms. Green has been continuously employed by Zion since March 2005 in the capacity of  Director of Planning (through June 2007) and thereafter as Chief Accounting Officer (through January 2009).

(5) Mr. Perry resigned from all positions held with our company on December 7, 2009. See “Glen H. Perry” at page 40 below.

(6) Of this amount, $207,000 was paid in 2009 and $27,000, which was previously deferred, was paid in January 2010. See “Glen H. Perry” at page 40 below

(7)  This amount was paid in two installments in 2010  pursuant to an agreement entered into by us and Mr. Perry on December 7, 2009 in connection with his resignation from our company.

(8) Of this amount, $120,000 was paid during 2008 with the remaining $130,000 paid in June 2009.  See “Glen H. Perry” at page 40 below

(9)  Includes $120,000 related to previously deferred amounts that was converted into Units pursuant to subscriptions in our Follow On Public Offering and $24,000 in lieu of benefits under terms of employment agreement, which was deferred by agreement and subsequently paid in June 2009.

(10)  On October 13, 2009, Mr. Avery resigned from all positions held with us.

(11)  Of this amount, $199,000 was paid in 2009 and $36,000, which was previously deferred, was paid in January 2010.  See “William H. Avery” at page 40 below

(12)  Represents amount paid for accrued but unused vacation pay.  This was paid in January 2010.

(13)  Of this amount, $120,000 was paid in 2008 and $105,000, which was previously deferred by agreement, was paid in June 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2009

The following table sets forth information as of December 31, 2009 concerning exercisable and unexercised options for the purchase of common stock held by the named executive officers.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Richard J. Rinberg	80,000	-	-	$0.01	10/31/17

Sandra Green	3,882	-	-	$0.01	10/31/17
		50,000	-	$7.97	12/31/14
William H. Avery	40,000	-	-	$0.01	10/31/17

EMPLOYMENT AGREEMENTS

Richard. J. Rinberg.  Mr. Rinberg was appointed as Chief Executive Officer in March 2007. On December 4, 2007, we and Mr. Rinberg entered into an employment agreement (the “Rinberg Agreement”) pursuant to which Mr. Rinberg continues to serves as our Chief Executive Officer. The employment agreement replaces the prior Retention and Management Services Agreement between Zion and Mr. Rinberg that was originally entered into as of November 1, 2005 and which expired on October 31, 2007. The term of employment under the employment agreement, which commenced as of November 1, 2007, continues through December 31, 2010; thereafter, the agreement is renewed automatically for successive two year terms unless either party shall advise the other 90 days before expiration of the term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Rinberg is currently paid an annual salary of $275,000, payable monthly, notwithstanding which, consistent with the current arrangement with our senior officers where only up to 80% of their respective salaries are paid (up to $15,500 per month) with the remainder deferred until such time as our cash position permits payment of salary in full without interfering with Zion's ability to pursue its plan of operations. Mr. Rinberg is currently paid $15,500 per month with the remaining amounts due on account of his salary to be deferred as described. Through May 31, 2009, Mr. Rinberg was paid $10,000 per month and the amounts deferred to such date in the amount of $65,000 were paid in June 2009. From the effective date of the employment agreement, we have maintained (i) Manager’s Insurance under Israeli law for the benefit of Mr. Rinberg pursuant to which we contribute amounts equal to (a) 13-1/3 percent (and Mr. Rinberg contributes an additional 5%) of each monthly salary payment, and (b) contribute an amount equal to 7.5 % of Mr. Rinberg’s salary (with Mr. Rinberg contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Mr. Rinberg can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. If during the term we were to terminate the agreement or if we were to elect to not renew the agreement at the end of a term, in either case for any reason other than "Just Cause" (as defined the Rinberg Agreement), then we are to pay to Mr. Rinberg the salary then payable under the agreement through the longer of (i) the scheduled expiration of the term as if the agreement had not been so terminated or not renewed or (ii) six months, as well as all bonuses and benefits earned and accrued through such date. Mr. Rinberg may also terminate the agreement for "Good Reason" (as defined in the Rinberg Agreement), whereupon he will be entitled to the same benefits as if we had terminated the agreement for any reason other than Just Cause. The Rinberg Agreement also provides that Mr. Rinberg be awarded options at a per share exercise price of $0.01 to purchase 40,000 shares of the Company's common stock under the Plan, with 10,000 options vesting each 90 days, starting on January 29, 2008. On December 4, 2007, Mr. Rinberg was granted these options under the Plan on the terms set forth above. Thereafter, in each of January 2009 and January 2010, Mr. Rinberg was granted options to purchase 40,000 shares. In each case, the options vest at the rate of 10,000 shares at the termination of each calendar 90 day period, beginning March 31, 2009 and March 31, 2010, respectively, until such options are vested in full.  The Rinberg Agreement provides for customary protections of Zion's confidential information and intellectual property.

Sandra Green. Sandra Green assumed the office of Chief Financial Officer and Senior Vice President as of February 1, 2009. In connection with her appointment as Chief Financial Officer and Senior Vice President, on January 12, 2009, we and Ms. Green entered into an employment agreement, which became effective as of February 1, 2009. The employment agreement had an initial term of one year; thereafter, the employment agreement provides that it is to be renewed automatically for additional one year periods unless either party shall advise the other 60 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the employment agreement, Ms. Green is currently paid an annual salary of $200,000, payable monthly; notwithstanding which, consistent with the current arrangement with senior officers where only up to 80% of their respective salaries are paid (up to $15,500 per month) with the remainder deferred until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations.  Through May 31, 2009, Ms. Green was paid $10,000 per month, with the exception of January when she was paid $7,000, and the amounts deferred through May 2009 in the amount of $28,000 were paid in June 2009. Salary payable thereafter continues to be deferred as provided above and an amount of $23,000 was paid in December 2009. Ms. Green can terminate the employment agreement and the relationship thereunder at any time upon 60 days' notice. If at any time after August 1, 2009, the Company were to terminate the agreement or if the Company were to elect to not renew the agreement at the end of the term, in either case for any reason other than "Just Cause" (as defined the employment agreement), then the Company is to pay to Ms. Green the salary then payable under the agreement through the scheduled expiration of the initial or a renewal term as if the agreement had not been so terminated or not renewed as well as all bonuses and benefits earned and accrued through such date. Ms. Green may also terminate the employment agreement for "Good Reason" (as defined in the employment agreement), whereupon she will be entitled to the same benefits as if the Company had terminated the agreement for any reason other than Just Cause. Pursuant to the agreement, Ms. Green was awarded in February 2009 options to purchase 50,000 shares of our common stock under the  2005 Stock Option plan, of which options for 20,000 shares are to vested as of January 31, 2010 and options for 15,000 shares at the end of each 12 month period thereafter. The options have a per share exercise price of $7.97. The employment agreement also includes certain customary confidentiality and non-solicit provisions that prohibit the executive from soliciting our employees for two years following the termination of her employment.

Glen H. Perry. Mr. Perry was employed pursuant to a five-year personal employment agreement effective January 1, 2004 with an initial term which terminated on December 31, 2008, subject to automatic renewal unless notice of non-renewal is given per the terms of the agreement, which notice was not given. Under the terms of the agreement, Mr. Perry’s salary was $250,000 per annum. In addition, the agreement provided that Mr. Perry was to receive benefits in the form of reimbursement of insurance premiums of up to $2,000 per month, certain membership dues and certain expenses incurred in connection with the performance of his duties. The agreement also provided as follows: (i) term renewable annually following initial term to the age of 70, terminable on death, severe disability or for willful misconduct as determined by final judicial decision; (ii) upon a termination without cause, Mr. Perry will receive an amount equal to his annual salary for the remainder of the term plus six months; if such termination follows a change of control, Mr. Perry will receive an amount equal to annual salary for the remainder of the term plus 42 months; (iii) upon resignation by Mr. Perry on 90 days notice waivable by us, we are redeeming such period by payment of an amount equal to salary and benefits otherwise due during waived period; and (iv) grant of a 10% interest in the key employee long term incentive plan we intend to establish whereby a 1.5% overriding royalty or equivalent interest from future production licenses and leases shall be assigned to a separate inventive fund for key employees. Consistent with the current arrangement with the Company's senior officers where only up to 80% of their respective salaries are paid (up to $15,500 per month) with the remainder deferred until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations. Through May 31, 2009, Mr. Perry was paid $10,000 per month  and the amounts deferred through such date in the amount of $44,000 were paid in June 2009 Thereafter, Mr. Perry was paid $15,500 per month with the remaining amounts due on account of his salary to be deferred as described.

By mutual agreement, effective December 7, 2009, Mr. Perry resigned from all positions held with us.  In connection with his resignation, on December 7, 2009, we and Mr. Perry entered into an agreement terminating Mr. Perry’s employment agreement pursuant to which we remitted to Mr. Perry amounts payable to him in respect of deferred compensation, as well as other related matters, in the amount of $180,000, net of deductions and withholdings under applicable law customarily made by us, which amount we paid between January 1, 2010 and March 1, 2010.

William H. Avery On December 4, 2007, we entered into an Employment Agreement with William H. Avery, Zion’s Corporate Executive Vice President (the "Avery Agreement"), effective as of December 1, 2007. The Avery Agreement replaced the prior retention and compensation arrangements between Zion and Mr. Avery.

The Avery Agreement was in effect through December 31, 2009. Under the agreement, Mr. Avery was paid an annual salary of $225,000, payable monthly, notwithstanding which, consistent with the current arrangement with our senior officers where only up to 80% of their respective salaries are paid (up to $15,500 per month) with the remainder deferred until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations. Through May 31, 2009 Mr. Avery was paid $10,000 per month, and the amounts deferred through then in the amount of $33,000were paid in full in June, 2009. Thereafter, Mr. Avery was paid $15,000 per month with the remaining amounts due on account of his salary deferred as described above. The Avery Agreement also provided that he be awarded fully vested options at a per share exercise price of $0.01 to purchase 40,000 shares of the Company's common stock under the Plan. On December 4, 2007, Mr. Avery was granted options to purchase 40,000 shares under the Plan on the terms set forth above.  Mr. Avery exercised his option during January 2010.

In connection with the scheduled expiration on December 31, 2009 of his employment agreement, Mr. Avery resigned, on October 13, 2009, from all positions held with us, including his directorship, in order to develop various personal businesses and the practice of law. In connection with his resignation, we paid out the amounts to which Mr. Avery was entitled under his employment agreement through December 31, 2009 and as stated above, Mr. Avery exercised his options to purchase up to 40,000 shares of common stock during January 2010.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to our non-management directors during the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards(1)		All Other Compensation	Total
	US$ (thousands)
John M. Brown	146	(2)	—	—		—	146
James A. Barron (3)	6		—	—		—	6
Yehezkel Druckman	21	(4)	—	—		—	21
Forrest A. Garb	18	(5)	—	—		—	18
Paul Oroian	24	(6)	—	—		—	24
Robert Render (7)	8		—	—		—	8
Kent S. Siegel	24	(8)	—	—		—	24
Julian Taylor (9)	11		—	98	((10)	—	11

(1)
Amounts shown do not reflect compensation actually received by the individual. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended December 31, 2009, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

(2)	Of this amount, $90,000 was paid in 2009, $10,000 was paid in January 2010 and $46,000 was deferred through December 31, 2010 (See discussion below).

(3)	Dr. Barron resigned from the Board of Directors on May 5, 2009.

(4)
Mr. Druckman held a director’s stock option under our 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $5.00 per share, which options were originally scheduled to expire on December 31, 2008. The expiration date was extended to December 31, 2009. These options were authorized and their terms, including exercise price, fixed on October 27, 2005 in connection with services commencing November 2005 and, accordingly, the options were valued in December 2005, notwithstanding that the award agreement was signed only in July 2006. An additional expense of $3,000 was recognized at the time of the extension grant.  The options became exercisable on July 1, 2007. The rights underlying the options vested on November 1, 2005.  Dr. Druckman exercised the options in a cashless exercise during September 2009 and was issued 12,425 shares of common stock.

(5)
Mr. Garb held a director’s stock option under our 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $5.00, which options were originally scheduled to expire on December 31, 2008. The expiration date was extended to December 31, 2009. These options were authorized and their terms, including exercise price, fixed on October 27, 2005 in connection with services commencing November 2005 and, accordingly, the options were valued in December 2005, notwithstanding that the award agreement was signed only in July 2006. An additional expense of $3,000 was recognized at the time of the extension grant.  The options became exercisable on July 1, 2007. The rights underlying the options vested on November 1, 2005.  Mr. Garb exercised the options in a cashless exercise during August 2009 and was issued 12,586 shares of common stock.

(6)
Mr. Oroian held a warrant, granted on October 27, 2005, exercisable commencing July 1, 2007 to purchase 25,000 shares of Common Stock, which warrant was originally exercisable through December 31, 2008. The expiration date was, extended to December 31, 2009, at $5.00 per share. The warrant vested on the grant date.  The warrants were valued at the time of issuance and an additional expense of $3,000 was recognized at the time of the termination extension.  Mr. Oroian exercised the warrant in a cashless exercise during August 2009 and was issued 12,887 shares of common stock.

(7)	Mr. Render did not stand for re-election at the 2009 annual meeting of stockholders.

(8)
Mr. Siegel held a warrant, granted on October 27, 2005, exercisable commencing July 1, 2007 to purchase 25,000 shares of Common Stock through December 31, 2008, subsequently extended to December 31, 2009, at $5.00 per share.  The warrant vested on the grant date.  The warrants were valued at the time of issuance and an additional expense of $3,000 was recognized at the time of the termination extension.  The warrant expired without being exercised.

(9)	Julian Taylor was elected to the Board of Directors on June 16, 2009.

(10)
Upon his election to the board, Mr. Taylor was awarded an option under our 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $8.25, which option is scheduled to expire on June 16, 2012.

Except for Mr. Brown, each director who is not a member of management received a monthly fee of  $1,500  In addition, each committee chairman who is not a member of management, as well as the Lead Director, receives an additional $500 per month. To date additional compensation in the form of warrants or options to purchase shares of Common Stock have been awarded to non-management directors upon their appointment to the Board and at other appropriate times. Except as noted in the footnotes immediately above, all warrants and options granted to directors have been exercised or expired prior to January 1, 2007.

On January 18, 2008, we and John Brown, the Chairman of the Company's Board of Directors, entered into a Chairman of the Board Appointment Agreement (the "Chairman Appointment Agreement") pursuant to which Mr. Brown served as the Chairman of the Board of Directors. The Chairman Appointment Agreement had an initial term that terminated on December 31, 2009. Under the agreement, Mr. Brown was paid an annual fee of $144,000, payable monthly, provided that, he was paid $2,000 per month through December, 2009 with the remaining amount of each month's balance deferred until such time as our cash position permitted payment of salary in full without interfering with our ability to pursue our plan of operations. The amounts deferred through May, 2009 in the aggregate amount of $49,000 were paid in June 2009. Thereafter, Mr. Brown continued to be paid $2,000 per month with the remainder being deferred as described above. In addition, Mr. Brown received $1,000 per month for rental expenses relating to an office he maintains and $1,000 per month for chairing two committees.

On January 21, 2010, we and John Brown entered into an Employment Agreement (the “Employment Agreement”) pursuant to which Mr. Brown serves as the Executive Chairman of our Board of Directors. The Employment Agreement was entered into following the scheduled termination on December 31, 2009 of the Chairman Appointment Agreement under which Mr. Brown served as Chairman of the Board since January 1, 2008. The Employment Agreement has an initial term that extends through December 31, 2012; thereafter, the agreement provides that it is to be renewed automatically for successive two year terms unless either party shall advise the other 90 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Brown is being paid an annual salary of $165,000, payable monthly (notwithstanding which, consistent with the current arrangement with our senior officers where only up to 80% of their respective salaries are paid (up to a maximum of $15,500 per month) with the remainder deferred until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations. Accordingly, Mr. Brown has agreed to be paid up to $11,000 per month with the remaining amounts due on account of his salary to be deferred as described. Mr. Brown was also paid a sign up bonus in the amount of $25,000. Mr. Brown can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. If during the initial term we were to terminate the agreement, for any reason other than "Just Cause" (as defined the Agreement), then we are to pay to Mr. Brown the salary then payable under the agreement through the longer of (i) the scheduled expiration of the initial term as if the agreement had not been so terminated or not renewed or (ii) twelve months, as well as all bonuses and benefits earned and accrued through such date. If we were not to renew the term of the agreement after the Initial term or were to terminate the agreement during any renewal term, for any reason other than "Just Cause" (as defined the Agreement), then we are to pay to Mr. Brown an amount equal to the base salary, if any, then payable to him for a period of twelve months as if the Agreement had not been so terminated or had been renewed. Mr. Brown may also terminate the agreement for "Good Reason" (as defined in the Agreement), whereupon he will be entitled to the same benefits as if the Company had terminated the agreement for any reason other than Just Cause. The Agreement provides for customary protections of our confidential information and intellectual property. The Agreement also provides that in connection with his services during the initial term of the Agreement and subject to the entry into an Option Award Agreement under our 2005 Stock Option Plan, Mr. Brown be awarded options at a per share exercise price of $0.01 to purchase 20,000 shares of the Company's common stock under the Plan, which options would vest at the rate of 5,000 shares at the termination of each calendar 90 day period, beginning March 31, 2010 until such options are vested in full. In the event of an extension of the term of the Agreement, the agreement provides that Mr. Brown be granted additional options to purchase our common stock in amounts of not less than 20,000 shares per term on such terms to be agreed by the parties. On January 21, 2010, Mr. Brown was granted options to purchase 20,000 shares under the Plan on the terms set forth above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Certain Shareholders, Directors and Executive Officers

The following table sets forth information as of the close of business on March 15, 2010, concerning shares of our common stock beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) each person known by us to own beneficially more than 5% of the outstanding shares of common stock.

 In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 15, 2010. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 18,748,923 shares of common stock outstanding at March 15, 2010.

The address of John M. Brown, Paul Oroian, Kent S. Siegel, Forrest A. Garb, and Sandra Green is 6510 Abrams Rd., Suite 300, Dallas, TX 75214. The address of Richard J. Rinberg, and Yehezkel Druckman is 15 Bareket St., Caesarea Industrial Park, 38900 Israel. The address of Julian Taylor is 1 Dollis Mews, London, N31HH, UK

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

John M. Brown	720,000	(1)	3.8%
Richard J. Rinberg	431,833	(2)	2.2%
Glen H. Perry (3)	491,000	(4)	4.5%
William Avery(5)	281,334	(6)	2.6%
Sandra F. Green	28,326	(7)	*
Julian Taylor	199,834	(8)	1.1%
Kent S. Siegel	16,225	(9)	*
Paul Oroian	23,160		*
Yehezkel Druckman	12,425		*
Forrest A. Garb	12,586		*

All directors and executive officers as a group (10 members) (10)	2,016,723		10.8%
* Less than 1%.

(1)	Includes 100,000 shares owned by Mr. Brown’s wife and 200,000 shares issued to a trust company for the benefit of Mr. Rinberg, as to which Mr. Brown disclaims beneficial ownership

(2)
Includes (a) 10,000 shares owned by Mr. Rinberg's wife; (b) 200,000 shares issued to a trust company for the benefit of Mr. Rinberg, subject to a voting proxy in favor of Mr. Brown; and (c) employee stock options awarded under the Zion 2005 Stock Option Plan to purchase 80,000 shares of common stock at $0.01 par share through December 3, 2017.  Also includes 10,000 shares vesting on March 31, 2010 but does not include options for an additional 30,000 shares of common stock at $0.01 per share exercisable through December 3, 2017 which are scheduled to vest during 2010.

(3)	Mr. Perry resigned from all position held with our company on December 7, 2009.

(4)
Includes (a) 30,000 shares and (b) warrants to purchase 30,000 shares at $7 per share through January 31, 2012, owned by a person with whom Mr. Perry shares a residence, of which Mr. Perry disclaims beneficial ownership.

(5)	Mr. Avery resigned from all position held with our company on October 13, 2009.

(6)
Includes (a) 12,000 shares owned by Mr. Avery's mother over which Mr. Avery holds a power of attorney and of which Mr. Avery disclaims beneficial ownership and (b) employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 40,000 shares of common stock at $0.01 per share through December 3, 2017.

(7)
Includes employee stock options awarded under Zion’s 2005 Stock Option Plan to purchase 3,882 shares of common stock at $0.01 per share through December 3, 2017 and 50,000 shares at $7.97 through December 31, 2014.

(8)
Includes (a) 20,000 shares owned by Mr. Taylor’s wife, (b) director stock options awarded under Zion’s 2005 Stock Option Plan to purchase 25,000 shares of Common Stock at $8.25 per share through June 16, 2012, and (c) 5,000 warrants to purchase common stock at$7.00 per share through January 31, 2012.

(9)	Includes 16,225 shares held by Mr. Siegel's wife, of which Mr. Siegel disclaims ownership.

(10)	Includes all shares noted in notes 1-9 above;

       As of March 15, 2010, our founder and Chairman John M. Brown holds proxies to vote 200,000 shares of common stock held by a trust company for the benefit of Mr. Rinberg. The proxy remains in effect through October 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

       The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
- Stock Options	387,549	$4.78	562,451

Equity compensation plans not approved by security holders:
-	-	$-	-
TOTAL	387,549	$4.78	562,451

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

There have been no material transactions between us and any of our directors, officers, including nominees for director, except as described in the following paragraphs. Where noted, the transactions below were on terms at least as favorable as could be obtained through arm's length negotiations with third parties. Our Audit Committee Charter provides that our Audit Committee shall review for potential conflict of interest situations on an ongoing basis, shall approve all "related party transactions" required to be disclosed under SEC regulations or otherwise subject to approval by an independent body of our Board under the requirements of the NASDAQ.

 In connection with our Follow On Public Offering which ended on January 9, 2009, our former President and Chief Operating Officer, Glen Perry, as of December 31, 2009, had subscribed for 12,000 Units.  In connection with the final closing held in January 2009, Mr. Perry and our former Chief Legal Officer and Senior Vice President, Martin Van Brauman, subscribed for, respectively, 10,000 and 2,000 Units.  All such subscriptions were paid for through the conversion of amounts owed to them in respect of deferred salaries and other payment in the amounts of, respectively, $220,000 and $20,000.

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

Principal Accountant Fees and Services

Audit Fees.   The aggregate fees billed or to be billed by Somekh Chaikin for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q or 10-K, as the case may be, and services that were provided in connection with statutory and regulatory filings or engagements were $114,000 for the fiscal year ended December 31, 2009 and $76,000 for the fiscal year ended December 31, 2008.

Audit-Related Fees. The aggregate fees billed by Somekh Chaikin for each of the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements were $78,000 for the fiscal year ended December 31, 2009 and $73,000 for the fiscal year ended December 31, 2008.  These fees were related to the review of S-3 filings.

Tax Fees.    The aggregate fees billed by Somekh Chaikin in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $4,000 for the fiscal year ended December 31, 2009 and $24,000 for the fiscal year ended December 31, 2008. The nature of the services performed for these fees was filing of tax returns for our Israeli branch, obtaining certain tax rulings and tax planning related to the foundations to be established.

All Other Fees.   The aggregate fees billed by Somekh Chaikin in each of the last two fiscal years for products and services other than those reported in the three prior categories were $0 for the fiscal year ended December 31, 2009 and $8,000 for the fiscal year ended December 31, 2008. The nature of the services performed for these fees was advisory services related to our SOX 404 documentation.

Policy on Pre-Approval of Services Provided by Somekh Chaikin

Our Audit Committee considers and pre-approves any audit and non-audit engagement or relationship between Zion and any independent accountant. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve all audit or non-audit services to be provided by an independent accountant if presented to the full Audit Committee at its next meeting. In accordance with these procedures, the engagement of Somekh Chaikin to conduct the audit of our  financial statements for the year ended December 31, 2009, was pre-approved by the Chairman of our Audit Committee and approved by the Audit Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

EXHIBIT INDEX
Exhibit Number	Description
3.1
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2009, filed with the SEC on August 14, 2009, Exhibits 3.1 and 3.1.2)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC on March 28, 2008)
9.1	Rinberg-Brown Voting Agreement (incorporated by reference to Exhibit 9.4 to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)
10.1	Joseph License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 16, 2007)
10.2	Asher –Menashe License (incorporated by reference to Exhibit 10-2 to the Company’s Form 10-QSB for the quarter ended June 30, 2007 as filed with the SEC on August 20, 2007)
10.3*	Issachar Zebulun Permit
10.4	Executive Employment and Retention Agreements (Management Agreements)

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

(viii) Employment Agreement dated as of January 1, 2010 between Zion Oil & Gas, Inc. and John Brown (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 27, 2010)

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

10.7	Settlement Agreement dated as of January 9, 2009, between Zion Oil & Gas, Inc. and Philip Mandelker

10.8	Settlement Agreement dated as of December 7, 2009, between Zion Oil & Gas, Inc. and Glen H. Perry
10.9	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)
23.2*	Consent of Lane Gorman Trubitt, LLP
23.3*	Consent of Somekh Chaikin, a member of KPMG International
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)
32.2*	Certification of Chief Financial Officer and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Sandra F. Green
	Richard J. Rinberg		Sandra F. Green,
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer and Senior Vice-President (Principal Financial and Accounting Officer)
Date:	March 16, 2010	Date:	March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

John M. Brown	Chairman of the Board	March 16, 2010

Richard J. Rinberg	Chief Executive Officer and Director	March 16, 2010

Paul Oroian	Director	March 16, 2010

Kent S. Siegel	Director	March 16, 2010

Yehezkel Druckman	Director	March 16, 2010

Forrest A. Garb	Director	March 16, 2010

Julian Taylor	Director	March 16, 2010

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - Somekh Chaikin	F-2

Report of Independent Registered Public Accounting Firm - Lane Gorman Trubitt, L.L.P.	F-4

Balance Sheets	F-5

Statements of Operations	F-6

Statements of Changes in Stockholders' Equity	F-7

Statements of Cash Flows	F-16

Notes to Financial Statements	F-18 to F-48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zion Oil & Gas, Inc.

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 and for the period from April 6, 2000 (inception) to December 31, 2009. We have also audited Zion Oil & Gas Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Zion Oil & Gas, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 15 of Part III of this Form 10-K.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The cumulative statements of operations, stockholders’ equity, and cash flows for the period from April 6, 2000 (inception) to December 31, 2009 include amounts for the period from April 6, 2000 (inception) to December 31, 2009 and for each of the years in the four-year period ending December 31, 2004 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period from April 6, 2000 (inception) through December 31, 2004 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and for the period April 6, 2000 (inception) to December 31, 2009, in conformity with U.S generally accepted accounting principles.  Also in our opinion, Zion Oil & Gas Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/
Somekh Chaikin
Certified Public Accountants (Isr.),
A Member of KPMG International
Tel Aviv, Israel
March 16, 2010

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

As described in the first paragraph in Note 1C to the 2009 financial statements, the financial statements for all periods from April 6, 2000 (inception) until December 31, 2004 were previously restated.

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

/s/

Lane Gorman Trubitt, L.L.P.
Dallas, Texas
April 15, 2005, except for the first
paragraph in Note 1C as to
which the date is July 26, 2006

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	December 31	December 31
	2009	2008
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	20,734	1,726
Prepaid expenses and other	647	523
Deferred offering costs	-	14
Refundable value-added tax	961	26
Total current assets	22,342	2,289

Unproved oil and gas properties, full cost method (See Note 4)	23,759	5,246

Property and equipment
Net of accumulated depreciation of $82,000 and $60,000	78	83

Other assets
Assets held for severance benefits	46	58

Total assets	46,225	7,676

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	159	117
Asset retirement obligation	50	-
Accrued liabilities	1,915	223
Deferred officers’ compensation – short-term	477	1,487
Total current liabilities	2,601	1,827

Provision for severance	185	174

Deferred officers' compensation – long-term	-	120

Total liabilities	2,786	2,121

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 50,000,000 and 30,000,000 shares at December 31, 2009 and 2008 respectively: Issued and outstanding: 18,706,601 and 10,541,563 shares at December 31, 2009 and 2008 respectively	187	105
Additional paid-in capital	72,081	29,855
Deficit accumulated in development stage	(28,829)	(24,405)
Total stockholders’ equity	43,439	5,555

Total liabilities and stockholders' equity	46,225	7,676

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	861	1,015	5,955
Salaries	2,360	1,663	8,068
Other	1,344	1,397	4,998
Impairment of unproved oil and gas properties	-	-	9,494
Loss from operations	(4,565)	(4,075)	(28,515)

Other expense, net
Termination expenses of offerings	-	(20)	(527)
Other income, net	76	-	80
Interest income, net	65	77	133

Loss before income taxes	(4,424)	(4,018)	(28,829)
Income taxes	-	-	-

Net loss	(4,424)	(4,018)	(28,829)

Net loss per share of common stock - basic and diluted (in US$)	(0.40)	(0.39)	(4.41)

Weighted-average shares outstanding – basic and diluted (in thousands)	11,046	10,326	6,536

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

							Deficit
						Additional	Accumulated
	Preferred Stock		Common Stock			Paid-in	in development
	Shares	Amount	Shares	Amount		capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Balances April 6, 2000	-	-	-	-		-	-	-

Issued for cash ($0.001 per share)	-	-	2,400	-	*	2	-	2

Issuance of shares and warrants in a private offering ($1 per share)	-	-	100	-	*	100	-	100

Costs associated with the issuance of shares	-	-	-	-		(24)	-	(24)

Waived interest on conversion of debt	-	-	-	-		- *	-	- *

Value of warrants granted to employees	-	-	-	-		2	-	2
Net loss	-	-	-	-		-	(5)	(5)
Balances as of December 31, 2000	-	-	2,500	-	*	80	(5)	75

Issuance of shares and warrants in a private offering in January 2001 ($1 per share)	-	-	135	-	*	135	-	135

Issuance of shares and warrants in a private offering which closed in September 2001 ($1 per share)	-	-	125	-	*	125	-	125

Payment of accounts payable through issuance of shares and warrants	-	-	40	-	*	40	-	40

Payment of note payable through issuance of shares and warrants	-	-	25	-	*	25	-	25

Issuance of shares and warrants in a private offering which closed in November 2001 ($1 per share)	-	-	175	-	*	175	-	175

Costs associated with the issuance of shares	-	-	-	-		(85)	-	(85)
Waived interest on conversion of debt	-	-	-	-		1	-	1
Value of warrants granted to employees	-	-	-	-		37	-	37
Value of warrants granted to directors and consultants	-	-	-	-		3	-	3
Net loss	-	-	-	-		-	(207)	(207)
Balances as of December 31, 2001	-	-	3,000	-	*	536	(212)	324

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)

								Deficit
							Additional	Accumulated
	Preferred Stock			Common Stock			Paid-in	in development
	Shares	Amount		Shares	Amount		capital	stage	Total
	Thousands	US$ thousands		Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Change in par value of common shares from $ 0.0001 per share to $0.01 per share	-	-		-	30		(30)	-	-

Issuance of shares and warrants in a private offering which closed in January 2002 ($1 per share)	-	-		20	-	*	20	-	20

Issuance of shares and warrants in a private offering which closed in November 2002 ($10 per share)	25	-	*	22	-	*	254	-	254

Payment of accounts payable through issuance of preferred shares and warrants	13	-	*	-	-		127	-	127

Payment of accounts payable through issuance of common shares and warrants	-	-		111	1		131	-	132

Payment of note payable through issuance of shares and warrants	5	-	*	-	-		50	-	50

Payment of accounts payable to employee through issuance of shares upon exercise of warrants	-	-		400	4		76	-	80

Costs associated with the issuance of shares	-	-		-	-		(160)	-	(160)

Waived interest on conversion of debt	-	-		-	-		3	-	3

Deferred financing costs on debt conversions / modifications	-	-		-	-		21	-	21

Value of warrants granted to employees	-	-		-	-		1	-	1

Value of warrants granted to directors and consultants	-	-		-	-		13	-	13

Net loss	-	-		-	-		-	(403)	(403)

Balances as of December 31, 2002	43	-	*	3,553	35		1,042	(615)	462

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)
							Deficit
						Additional	Accumulated
	Preferred Stock			Common Stock		Paid-in	in development
	Shares	Amount		Shares	Amount	capital	stage	Total
	Thousands	US$ thousands		Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares in connection with executive employment	-	-		50	1	49	-	50

Issuance of share on warrants exercise	-	-		165	2	31	-	33

Issuance of dividend shares to record holders as of December 31, 2002	4	* -		-	-	* -	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -		-	-	105	-	105
for reduction of accounts payable	5	* -		-	-	45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -		-	-	10	-	10

Payment of account payable through issuance of shares and warrants	* -	* -		-	-	1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)	*	(-)	763	7	(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-	-		33	* -	99	-	99
for reduction of accounts payable	-	-		3	* -	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-	-		25	* -	25	-	25
for reduction of accounts payable	-	-		124	1	142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-	-		63	1	82	-	83

Payment of account payable through issuance of shares	-	-		80	1	139	-	140

Costs associated with the issuance of shares	-	-		-	-	(58)	-	(58)

Value of warrants granted to employees	-	-		-	-	47	-	47

Deferred financing costs on debt conversions / modifications	-	-		-	-	(10)	-	(10)

Net loss	-	-		-	-	-	(873)	(873)

Balances as of December 31, 2003	-	-		4,859	48	1,751	(1,488)	311
*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercise	123	1	183	-	184

Issuance of shares and warrants in a private offering	251	3	1,002	-	1,005

Payment of officer salaries through issuance of shares and warrants	46	1	184	-	185

Payment of accounts payable to officers and consultants upon exercise of warrants	80	1	99	-	100

Payment of director honorariums through issuance of shares and warrants	11	* -	45	-	45

Payment of account payable through issuance of shares and warrants	13	* -	50	-	50

Payment of bridge loan through issuance of shares and warrants	125	1	499	-	500

Payment of bridge loan interest and commitment fee through issuance of shares and warrants	8	* -	30	-	30

Payment of bridge loan finders fee through issuance of shares and warrants	2	* -	7	-	7

Payment of service bonus through issuance of shares and warrants	20	* -	20	-	20

Costs associated with the issuance of shares	-	-	(59)	-	(59)

Value of warrants granted to employees	-	-	41	-	41

Deferred financing costs on debt conversions / modifications	-	-	30	-	30

Net loss	-	-	-	(1,737)	(1,737)

Balances as of December 31, 2004	5,538	55	3,882	(3,225)	712

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercised:
For cash	493	5	872	-	877
For payment of deferred officer salaries	17	* -	21	-	21
For exchange of shares of common stock	120	1	(1)	-	-

Issuance of shares and warrants in a private offering that closed in March 2005:
For cash	519	5	2,070	-	2,075
For payment of deferred officer salaries	10	* -	40	-	40
For payment of accounts payable	6	* -	25	-	25

Issuance of shares and warrants in a private offering that closed in June 2005:
For cash	259	3	1,292	-	1,295
For payment of directors honoraria	14	* -	70	-	70
For payment of accounts payable	3	* -	15	-	15

Issuance of shares in a private offering that closed in October 2005:
For cash	584	6	2,914	-	2,920
For payment of deferred officer salaries	40	* -	200	-	200
For payment of accounts payable	22	* -	110	-	110

Issuance of shares in a private offering that closed in December 2005	80	1	439	-	440

Shares to be issued for services provided by director	-	-	42	-	42

Value of warrants and options granted to employees	-	-	216	-	216

Value of warrants granted to directors and consultants	-	-	16	-	16

Deferred financing costs on debt conversions /modifications	-	-	44	-	44

Costs associated with the issuance of shares	-	-	(275)	-	(275)

Net loss	-	-	-	(1,605)	(1,605)

Balances as of December 31, 2005	7,705	76	11,992	(4,830)	7,238

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		Paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercised:
For cash	253	3	1,151	-	1,154
For debt	60	1	276	-	277

Issuance of shares and warrants in private offering closings in first quarter 2006:
For cash	66	1	362	-	363
For payment of accounts payable	3	* -	14	-	14

Shares issued for services provided by officer	200	2	248	-	250

Issuance of shares and warrants in a private offering that closed in September 2006 for cash	23	* -	126	-	126

Value of options granted to employees	-	-	162	-	162

Value of warrants granted to underwriter	-	-	20	-	20

Value of shares gifted to directors, employees and service providers	-	-	147	-	147

Costs associated with the issuance of shares	-	-	(681)	-	(681)

Funds received from public offering for subscription shares:
For cash	410	4	2,867	-	2,871
For debt	27	* -	188	-	188

Net loss	-	-	-	(2,510)	(2,510)

Balances as of December 31, 2006	8,747	87	16,872	(7,340)	9,619

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from public offering for subscription shares:
For cash	1,336	14	9,338	-	9,352
For debt	33	* -	235	-	235

Compensation in respect of shares previously issued for services provided by officer	-	-	208	-	208

Value of options granted to employees	-	-	337	-	337

Value of warrants granted to underwriter	-	-	79	-	79

Value of shares granted to employees	5	*-	25	-	25

Value of shares gifted to employees	-	-	7	-	7

Costs associated with the issuance of shares	-	-	(1,027)	-	(1,027)

Net loss	-	-	-	(13,047)	(13,047)

Balances as of December 31, 2007	10,121	101	26,074	(20,387)	5,788

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	405	4	4,040		4,044
For debt	12	*-	120		120

Value of warrants and options granted to employees	-	-	266	-	266

Value of options granted to directors and consultants	-	-	44	-	44

Value of shares granted to employees	4	*-	25	-	25

Value of shares gifted to employees	-	-	101	-	101

Costs associated with the issuance of shares	-	-	(815)		(815)

Net loss	-	-	-	(4,018)	(4,018)

Balances as of December 31, 2008	10,542	105	29,855	(24,405)	5,555

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	237	3	2,370	-	2,373
For debt	13	*-	126	-	126

Funds received from Rights Offering	4,200	42	20,958	-	21,000

Funds received from Second Rights Offering	3,600	36	17,964	-	18,000

Funds received from warrant exercises	59	1	414	-	415

Underwriter warrants exercised in cashless exercise	13	-	-	-	-

Director warrants and options exercised in cashless exercises	37	-	-	-	-

Value of options granted to employees	-	-	494	-	494

Value of options granted to directors and consultants	-	-	328	-	328

Value of shares granted to consultants for services	5	*-	46	-	46

Value of shares gifted to employees	-	-	4	-	4

Costs associated with the issuance of shares	-	-	(478)	-	(478)

Net loss	-	-	-	(4,424)	(4,424)

Balances as of December 31, 2009	18,706	187	72,081	(28,829)	43,439

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(4,424)	(4,018)	(28,829)
Adjustments required to reconcile net loss to net cash used in operating activities:

Depreciation	22	29	88
Officer, director and other fees, paid via common stock	50	126	2,315
Cost of warrants issued to employees, directors & others	822	310	2,106
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	50	-	50
Impairment of unproved oil and gas properties	-	-	9,494

Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(124)	(462)	(647)
Decrease (Increase) in deferred offering costs	14	(14)	-
Change in refundable value-added tax	(935)	39	(961)
Severance pay, net	23	(158)	139
Accounts payable	47	(11)	807
Accrued liabilities	1,691	51	1,915
Increase (decrease) in deferred officers' compensation (net)	(1,010)	710	717
Net cash used in operating activities	(3,774)	(3,398)	(12,178)

Cash flows from investing activities
Acquisition of property and equipment	(15)	(39)	(168)
Investment in oil and gas properties	(18,513)	(2,656)	(33,353)
Net cash used in investing activities	(18,528)	(2,695)	(33,521)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	41,788	4,044	69,607
Costs associated with the issuance of shares	(478)	(815)	(3,763)
Net cash provided by financing activities	41,310	3,229	66,433

Net increase (decrease) in cash	19,008	(2,864)	20,734
Cash – beginning of period	1,726	4,590	-
Cash – end of period	20,734	1,726	20,734

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31
	2009	2008	2009
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	6	1	64
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	120	120	940
Value of warrants granted to underwriters	-	-	99
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

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

The Company currently holds two petroleum exploration licenses and one preliminary exclusive petroleum exploration permit with priority rights under the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”).  The Issachar-Zebulun Permit extends Zion’s petroleum rights from the Mediterranean at Caesarea across the Carmel Mountains to Megiddo and through to the Jordan River immediately south of the Sea of Galilee.  The Issachar-Zebulun Permit increases Zion’s total petroleum exploration rights area to approximately 327,100 acres.  Below is a summary of the licenses and the newly granted permit.

Licenses

(1)  The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the revised terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by January 1, 2010.  During October 2009, the Company commenced the drilling of the Elijah #3 well within the Asher-Menashe License.  During early February 2010, drilling on this well was temporarily suspended and the rig moved back to the Ma’anit-Rehoboth #2 well for completion/testing operations.

(2)  The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License has a three-year term which commenced on October 11, 2007 and runs through October 10, 2010 and may be extended for additional periods up to a maximum of seven years as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well, drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit.  Under the terms of the Joseph License, the Company was required to commence the drilling of a well to a depth of at least 4,500 meters (14,764 feet) by July 1, 2009. Between May 2009 and October 2009, the Company drilled the Ma’anit-Rehoboth #2 well to a depth of approximately 5,460 meters (17,913 feet), thereby satisfying the drilling obligation.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

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

Drilling Activities

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested.  Despite the encouraging, but inconclusive results, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007. (See Note 2C).

In May 2009, the Company commenced drilling the Ma’anit-Rehoboth #2 well  to a depth of approximately 5,460 meters (17,913 feet), utilizing a 2,000 horsepower drilling rig and rig crews. The Company completed drilling and logging the well in September 2009. During the drilling of this well, the Company reported that it had positive indications that the well contained hydrocarbon bearing zones and identified several such ‘zones of interest'.   In December 2009, using a workover rig, swabbing and preliminary completion testing took place. During the preliminary completion testing, small quantities of crude oil were produced, but further testing procedures are required to determine whether the Company made a discovery of a hydrocarbon reservoir and, if so, whether it is commercially viable.

On October 20, 2009, utilizing the 2,000 horsepower drilling rig used to drill Zion’s Ma’anit-Rehoboth #2 well, the Company commenced drilling the Elijah #3 well, on the Asher-Menashe License. Under the terms of the Asher-Menashe license, the well must be drilled to a minimum depth of approximately 4,000 meters (13,200 feet). The Elijah #3 well is being drilled toward the Triassic geological formation, which is expected below approximately 3,048 meters (10,000 feet). Zion then plans to continue drilling to the Permian geological formation, down to a total depth below 5,182 meters (17,000 feet).  As of February 2, 2010, the well had been drilled to a depth of 10,938 feet (3,334 meters).  In early February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe.  Following the decision to temporarily suspend drilling operations at the Elijah #3 well, we transferred the rig to the Ma’anit-Rehoboth #2 well to conduct testing procedures.  We intend to resume drilling activity in the Elijah #3 well at the earliest appropriate time.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

The drilling rig and crew, utilized in the Ma’anit-Rehoboth #2 well and the Elijah #3 well, were obtained from Aladdin Middle East Ltd. (“Aladdin”), a Turkish based drilling rig operator. The drilling contract, entered into by the Company and Aladdin in September 2008 provides for drilling on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. Under modified terms, the Company paid Aladdin $475,000 on account of mobilization fees, which is included in the cost of the well. Subsequent amendments provided that the remaining $200,000 payment was to be offset against the amount paid by the Company for the drilling and no additional cash outlay was due upon mobilization.  The contract, as amended, provided for a demobilization fee of $550,000, provided that, in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee would be reduced if and to the extent that Aladdin receives funds from such other operator. However, the contract was further amended pursuant to which the Company provided to Aladdin, at its request, advances in an amount equal $550,000 as pre-payment for services under the contract, thereby releasing the Company from any further payment in respect of demobilization fees. Aladdin continues to be bound to reimburse the Company with respect to any demobilization fee it may receive from another operator.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.           Management Presentation and Liquidity (cont’d)

On February 1, 2008, the Company filed the 2008 Registration Statement with the SEC in connection with a public offering (the “Follow On Public Offering”) of 2,500,000 Units consisting of one share of the Company’s common stock and one common share purchase warrant (exercisable at $7 per share), with each Unit priced at $10.  The Follow On Public Offering had a minimum closing requirement of $3,250,000 (325,000 Units).  The 2008 Registration Statement, as subsequently amended, was declared effective on May 14, 2008, whereupon the Follow On Public Offering commenced and continued through the scheduled expiration date of January 9, 2009.  On October 24, 2008, the Company held an initial closing on the Follow On Public Offering of 350,994 Units ($3,510,000).  The Company held a subsequent closing on December 2, 2008 of 65,510 units ($654,000, of which $120,000 was debt conversion).  A final closing was held on January 16, 2009 for 249,839 Units ($2,499,000, of which $120,000 was debt conversion and approximately $6,000 was in settlement of fees due to two service providers).  The total amounts raised in the Follow On Public Offering were $6,663,000, with $6,417,000 in cash and $240,000 in debt conversions and approximately $6,000 in settlement of service provider fees.  These amounts were before the deduction of $514,000 paid to the underwriters for commissions and expenses and $520,000 in deferred offering costs.

On January 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 4.2 million shares of the Company’s common stock (the “Rights Offering”). The registration statement, as subsequently amended on March 31, 2009, was declared effective on April 27, 2009 and the Company distributed to each holder of record as of close of business on May 4, 2009, at no charge, .375 of a non-transferable subscription right for each share held as of such date (three subscription rights for each eight shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for an aggregate of 4.2 million shares. Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights.  The Rights Offering expired on June 24, 2009. The Rights Offering was fully subscribed resulting in the Company receiving gross proceeds of $21,000,000, prior to the deduction of $146,000 in offering costs, and distributing all 4.2 million shares of its common stock available under the Rights Offering. (See Note 5E).

On July 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed rights offering to holders of the Company’s common stock of up to 2.0 million shares of the Company’s common stock (the “Second Rights Offering”).  On September 15, 2009, the Company filed an amendment to its registration statement to increase the number of shares of common stock offered in the Second Rights Offering to 3.6 million.  The registration statement relating to the Second Rights Offering, as subsequently amended on October 1, 2009, was declared effective on October 9, 2009 and the Company distributed to each holder of record as of close of business on October 19, 2009, at no charge, .23 of a non-transferable subscription right for each share held as of such date (23 subscription rights for every 100 shares).  Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for an aggregate of 3.6 million shares.  Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights.  The Rights Offering expired on November 30, 2009.  The Rights Offering was fully subscribed resulting in the Company receiving gross proceeds of $18,000,000, prior to the deduction of $113,000 in offering costs, and distributing all 3.6 million shares of its common stock available under the Second Rights Offering.  (See Note 5F).

On January 28, 2010, the Company filed a registration statement on Form S-3 with the SEC with respect to a shelf offering. (See Note 10).

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

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

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations.  The appropriateness of using the going concern basis is dependent upon the Company’s ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to achieve profitable operations. Management is of the opinion that the equity funds raised by the Company in its Follow On Public Offering, Rights Offering and Second Rights Offering (see Note 1B and Notes 5D, 5E and 5F) will be sufficient to finance its plan of operations, as described, beyond the end of 2010, including the drilling of the Ma’anit #3 well.  To carry out further planned operations in 2011 and beyond, the Company must raise additional funds through either additional equity raises or private financing.

Note 2 - Summary of Significant Accounting Policies

A.           Financial Statements in United States Dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar (“dollar”).  Therefore, the dollar has been determined to be the Company’s functional currency. Non-dollar transactions and balances have been translated into dollars in accordance with the principles set forth in Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters” (ASC No. 830).

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

B.           Cash and Cash Equivalents

The Company maintains cash balances at two banks with one bank (FDIC insured) located in the United States and one bank located in Israel. Additional amounts of the Company’s cash are maintained in a money market mutual fund.  The fund’s portfolio maturity does not exceed 90 days.  For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

The Company’s oil and gas property represents an investment in unproved properties and two major development projects on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  A further impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information, but has not occurred since July 2007.  The total net book value of the unproved oil and gas properties under the full cost method is $23,759,000 at December 31, 2009.  Management assessed the recoverability of this asset on a quarterly basis during 2008 and 2009 and recorded no impairment charges on this asset in either year.  However, it is possible that the Company’s determination that the unproved oil and gas properties are not impaired could change in the near term, should either oil prices decrease, drilling costs, completion costs, facility costs or other associated overhead costs increase significantly, or negative testing results related to the commercial viability of the wells.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.           Oil and Gas Properties and Impairment (cont’d)

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  In order to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2 well, the Company ceased operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquished the Ma’anit-Joseph License.  As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,000 meters (9,842 feet), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well was directionally drilled from that point to penetrate the middle and the lower Triassic.  The Company drilled this well to a depth of 5,460 meters (17,913 feet) and, after initial testing of the lower open hole section of the well using a workover rig, in December 2009, is preparing for further testing of the well in 2010.

Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 83,272 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled, which license was subsequently granted on October 11, 2007.  As a result of the abandonment of the Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded in June 2007 an impairment of $9,494,000 to its unproved oil and gas properties.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses and one petroleum exploration permit: (a) The Joseph License, in respect of which a well has been drilled and testing is under way (See Note 1A); (b) the Asher-Menashe License, in respect of which drilling is underway on the Elijah #3 well; and (c) the Issachar-Zebulun Permit, in respect of which a work program was submitted along with the application and said work program is underway.

The Company has no economically recoverable reserves and no amortization base. Excluding the $9,494,000 impairment recorded after the formal surrender of the Ma’anit-Joseph License, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $18,463,000, $2,656,000, and $23,709,000 for the years ended December 31, 2009, 2008 and from inception (April 6, 2000) to December 31, 2009, respectively. (See Note 4).

D.           Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over its estimated useful lives of three to fourteen years.  Depreciation charged to expense amounted to $22,000, $29,000, and $88,000 for the years ended December 31, 2009, 2008 and for the period from April 6, 2000 (inception) to December 31, 2009, respectively.

E.            Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and cash surrender value of life insurance policies that are recorded at their current redemption value.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

F.            Costs Associated with Public and Private Equity Offerings

Costs associated with each specific private or public equity offering are accumulated until either the closing of the offering or its abandonment.  If the offering is abandoned, the costs are expensed in the period the offering is abandoned.  If the offering is completed and funds are raised, the accumulated costs are recorded as a reduction to the paid-in capital attributable to the equity offering. Financing costs not attributable to any specific offering are charged to expense as incurred. Costs associated with public and private equity offerings charged to additional paid in capital amounted to $478,000, $815,000, and $3,763,000 for the years ended December 31, 2009, 2008 and for the period April 6, 2000 (inception) to December 31, 2009, respectively.

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

H.           Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   Based on ASC 740-10-25-6, “Income Taxes”, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of ASC 740-10-25-6 (and previously FIN 48), the Company recognized the effect of income tax positions only if such positions were probable of being sustained.  The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statement of operations.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

I.            Environmental Costs and Loss Contingencies

Liabilities for loss contingencies,including environmental remediation costs not within the scope of FASB ASC Subtopic 410-20, Asset Retirement Obligations and Environmental Obligations – Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Legal costs incurred in connection with loss contingencies are expensed as incurred.  Recoveries of environmental remediation costs from third parties that are probable of realization are separately recorded as assets, and are not offset against the related environmental liability.

Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Such accruals are adjusted as further information develops or circumstances change.  Costs of expected future expenditures for environmental remediation obligations are not discounted to their present value.

J.           Asset Retirement Obligation

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of an oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred.  This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital.  The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties, although it does take into acount estimated residual salvage values.  The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value.  Company management believes that the costs to remediate the drill sites are approximately $50,000.

K.           Net Loss per Share Data

Basic and diluted net loss per common share is presented in conformity with ASC 260-10 “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of 994,703 and 763,574, common stock equivalents in 2009 and 2008, respectively, would be anti-dilutive.

Due to the new common stock shares that were issued in connection with the Rights Offering during June 2009, the weighted average shares outstanding was adjusted again by a factor of 1.089 which, in turn, adjusted the earnings per share calculations for the bonus element associated with the Rights Offering shares, as prescribed by ASC 260-10, “Earnings Per Share”.

Due to the new common stock shares that were issued in connection with the Second Rights Offering during December 2009, the weighted average shares outstanding was adjusted again by a factor of 1.037 which, in turn, adjusted the earnings per share calculations for the bonus element associated with the Second Rights Offering shares, as prescribed by ASC 260-10, “Earnings Per Share”.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

L.           Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-20-55, “Compensation – Stock Compensation” (“ASC 718-20-55”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Under this method, the Company has recognized compensation cost for awards granted beginning January 1, 2006, based on the Black-Scholes option-pricing method.

The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures.

M.	Recently Adopted Accounting Pronouncements

1.	ASC 105-10-65-1 – Transition to the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10-65-1)

ASC 105-10-65-1 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The Company adopted ASC 105-10-65-1 during September 2009 but it did not have a material impact on its balance sheet or statement of operations.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

M.	Recently Adopted Accounting Pronouncements (cont’d)

3.	ASC 855-10 – Subsequent Events

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

5.	SEC Final Rule - Modernization of Oil and Gas Reporting / Accounting Standards Update (ASU) 2010-03 – Oil and Gas Reserve Estimation and Disclosures

In December 2008, the SEC published authoritative guidance as the Final Rule “Modernization of Oil and Gas Reporting” and in January 2010, ASU 2010-03 was issued in order to align the oil and gas reserve estimation and disclosure requirements of Extractive Activities – Oil and Gas (Topic 932) with the requirements in the SEC’s final rule.  The new guidance permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes.  The new requirements also will allow companies to disclose their probable and possible reserves to investors.  In addition, the new disclosure requirements require companies to, among other things:  (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than period-end prices.  The use of the new proved reserve definitions and average prices in developing the Company’s reserve estimates will affect future impairment and depletion calculations.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 2 - Summary of Significant Accounting Policies (cont’d)

M.	Recently Adopted Accounting Pronouncements (cont’d)

5.	SEC Final Rule - Modernization of Oil and Gas Reporting / Accounting Standards Update (ASU) 2010-03 – Oil and Gas Reserve Estimation and Disclosures

The new disclosure requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  Since the Company does not yet have any proved reserves, the adoption of this Final Rule has had no material effect on the Company’s disclosures, financial position or results of operations.

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

B.
The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date.  Employees are entitled to one month’s salary for each year of employment, or a portion thereof.  Certain senior executives are entitled to receive additional severance pay.  The Company’s liability for all of its Israeli employees is partly provided by monthly deposits for insurance policies and by an accrual in the financial statements.  The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits/loss accumulated up to the balance sheet date.  The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli Severance Pay Law or labor agreements.  The value of the deposited funds is based on the cash surrender value of these policies.

C.	Withdrawals from the funds may be made only upon termination of employment.

D.
As of December 31, 2009, the Company has a provision for severance pay of $185,000.  The balance at December 31, 2008 was $174,000, of which all was long-term. As of December 31, 2009 and 2008, the Company has $46,000 and $58,000 respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2009	December 31, 2008
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs (1)	20,823	3,641
Capitalized salary costs	1,003	582
Legal costs and license fees	922	684
Other costs	1,011	339
	23,759	5,246

(1)  includes asset retirement costs of $50,000, 0 and $50,000 for the years ended December 31, 2009, 2008 and from April 6, 2000 through December 31, 2009, respectively.

Impairment of unproved oil and gas properties comprised as follows:

	Year ended December 31 2009	Year ended December 31 2008	Period from April 6, 2000 (inception) to December 31, 2009
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	7,959
Capitalized salary costs	-	-	683
Legal costs and license fees	-	-	509
Other costs	-	-	343
	-	-	9,494

Note 5 - Stockholders’ Equity

A.           Authorized Common Shares

In June 2009, the shareholders of the Company voted to increase the authorized common shares from 30 million to 50 million.  In June 2008, the shareholders of the Company had voted to increase the authorized common shares from 20 million to 30 million.

B.           Private Placement Offerings

During 2000, John Brown purchased 2,400,000 shares at the then current par value ($0.001 per share) on his behalf and on behalf of 25 other founding shareholders. Between January 1, 2001 and December 31, 2004, the Company raised $3,125,000 in private placements from the sale (adjusted for the reincorporation merger on July 9, 2003) of 1,830,298 shares of common stock and:  (i) warrants with an original expiration date of December 31, 2004 to purchase 275,833 shares of common stock at $1.00 per share; (ii) warrants with an original expiration date of December 31, 2004 to purchase 411,770 shares of common stock at $1.50 per share; and (iii) warrants with an original expiration date of December 31, 2006 to purchase 181,500 shares of common stock at $5.00 per share. The December 31, 2004 warrant expiration date was extended to January 31, 2005 by which date the warrants were exercised.  Between January 1, 2005 and

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

B.           Private Placement Offerings (cont’d)

March 31, 2005, the Company raised $2,140,000 through the sale of 535,000 shares of common stock and warrants to purchase 214,000 shares of the Company’s common stock in a private placement offering. Thewarrants designated as “E warrants” were exercisable at $5.00 per share through December 31, 2006. Between April 22 and June 10, 2005, the Company raised $1,380,000 through the sale of 276,000 shares of common stock and 55,200 E Warrants. Between June 20, 2005 and October 24, 2005, the Company raised $3,230,000 through the sale of 646,000 shares of common stock.

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

C.           Initial Public Offering

On December 29, 2006, the Company completed its first closing of the 2006 Public Offering in which it accepted subscriptions in the amount of $3,059,000 in consideration of the planned issuance of 436,907 shares of common stock. Between January 1, 2007 and May 25, 2007, the Company completed additional closings in which it accepted additional subscriptions for 1,369,428 shares of its common stock in the amount of $9,587,000, bringing the total amount raised in the 2006 Public Offering through May 25, 2007 to $12,645,000.  The offering terminated on May 25, 2007.  (See Note 8G).

D.           Follow On Public Offering

On February 1, 2008, the Company filed the 2008 Registration Statement with the SEC for an offering of a minimum of 325,000 Units, on a "best efforts, all or none" basis, and a maximum of 2,500,000 Units, at $10.00 per Unit for aggregate gross proceeds to the Company of $3,250,000 and $25,000,000. Each Unit offered in the Follow On Public Offering consisted of (i) one share of common stock and (ii) one warrant (the "Unit Warrant") to purchase one share of common stock at a per share exercise price equal to $7.00.  (See Note 5G).  The Follow On Public Offering was made through Brockington Securities, Inc. and other licensed broker/dealers. The 2008 Registration Statement was declared effective by the SEC on May 14, 2008, whereupon our offering commenced and continued through the scheduled expiration date of January 9, 2009.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

D.           Follow On Public Offering (cont’d)

In January 2009, the Company raised an additional $2,498,000, including $120,000 debt conversion and approximately $6,000 in settlement of fees due to two service providers.  Total gross proceeds raised in the Follow On Public Offering were $6,663,000, including $240,000 of debt conversions made by two senior officers/directors of deferred amounts due to them and approximately $6,000 payments in respect of the total amounts raised, 666,343 units of our securities (641,768 for cash and 24,575 for debt conversions and payments of fees to service providers).

E.	Rights Offering

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

Due to the new common stock shares that were issued in connection with the Rights Offering during June 2009, the weighted average shares outstanding in future periods will be adjusted by a factor of 1.089 which in turn will adjust the earnings per share calculations for the bonus element associated with the Rights Offering, as prescribed by ASC 260-10, “Earnings per Share”.

F.	Second Rights Offering

On July 29, 2009, the Company filed a registration statement with the SEC with respect to a proposed Second Rights Offering to holders of the Company’s common stock of up to 2 million shares of the Company’s common stock. On September 15, 2009, the Company amended the registration statement to increase the number of shares of common stock that can be purchased in the Second Rights Offering from 2 million shares to 3.6 million shares.  The registration statement, as subsequently amended on October 1, 2009, was declared effective on October 9, 2009, and the Company distributed to each holder of record as of close of business on October 19, 2009, at no charge, .23 of a subscription right for each share held as of such date (twenty-three subscription rights for each one hundred shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share, for up to an aggregate of 3.6 million shares. Shareholders who exercised their rights in full were also entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Second Rights Offering terminated on November 30, 2009.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

F.            Second Rights Offering (cont’d)

The Second Rights Offering was fully subscribed resulting in the Company distributing all 3.6 million shares of its common stock available.  Net proceeds of $17,887,000 from the Second Rights Offering, after deducting $113,000 in offering costs from the gross proceeds of $18,000,000, are being applied to the Company’s drilling program and other operations.

Due to the new common stock shares that were issued in connection with the Second Rights Offering during December 2009, the weighted average shares outstanding in future periods will be adjusted by a factor of 1.037 which in turn will adjust the earnings per share calculations for the bonus element associated with the Second Rights Offering, as prescribed by ASC 260-10, “Earnings per Share”.

G.           2005 Stock Option Plan

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

On July 5, 2006, award agreements under the 2005 Stock Option Plan were entered into as follows:  (a) with two directors each for the purchase of 25,000 shares of common stock at an exercise price of $5.00 per share (50,000 shares in the aggregate) through December 31, 2008, subsequently extended to December 31, 2009, at a value of $59,000 in the aggregate (the rights to these options vested on the date the award agreement was signed, and the options became exercisable commencing on July 1, 2007), and were exercised during the quarter ended September 30, 2009 via cashless exercise; (b) with one employee (who resigned effective June 1, 2007) for the purchase of 80,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (of these, options to purchase 26,667 shares of common stock vested on January 1, 2007 at a value of $65,000 charged to the Company according to the vesting period, with an adjustment recorded at the termination date of June 1, 2007;  the remaining non-vested options to purchase 53,333 shares of common stock were cancelled upon the resignation of the officer in accordance with the terms of the award agreement; the vested options were not able to be exercised prior to July 1, 2007); and (c) with one employee for the purchase of 40,000 shares of common stock at an exercise price of $5.00 per share through December 31, 2010 (these options will vest in four equal tranches of four vesting periods of 10,000 shares each, on the date the award agreement was signed, and on October 1, 2006, on October 1, 2007 and October 1, 2008 at a value of $97,000 that will be charged according to the vesting periods, and the options exercisable commencing July 1, 2007). Although award agreements with respect to these options were signed in July 2006: (a) their issuance was authorized and their terms, including their exercise price, were fixed by resolution of the board of directors taken on October 27, 2005; (b) the commencement of the service period for the options preceded the grant date and (c) the value of the options were initially accounted for during December 2005. Compensation expense was recorded commencing December 2005 based on the fair value of the options at that time.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

G.           2005 Stock Option Plan (cont’d)

During November 2008, the expiration date for the awards detailed in (a) above, that were to have expired on December 31, 2008, were extended to December 31, 2009.  All other terms of the award were unchanged.  An additional expense of approximately $22,000 was recorded as an adjustment to the original expense recognized.

On July 1, 2007, an award agreement under the 2005 Stock Option Plan was entered into with one employee (who resigned effective June 30, 2009) for the purchase of 50,000 shares of common stock at an exercise price of $5.60 per share through December 31, 2012 (these options will vest in three tranches – 20,000 on June 30, 2008; 15,000 on June 30, 2009 and 15,000 on June 30, 2010, at a value of $126,000 that will be charged according to the vesting periods).  Due to the employee’s resignation, an amount of $24,000 was never recognized as a result of the non-vesting of the options.  A decrease of $14,000 was recorded as an adjustment during the quarter ended March 31, 2009 as a result of the change in the expense to be recognized.

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

On January 8, 2009, an award agreement under the 2005 Stock Option Plan was entered into with one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 at a value of $280,000 (these options vested in four equal tranches of four vesting periods of 10,000 shares each, on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009), which were charged according to the vesting periods.  On February 1, 2009, a separate award agreement was entered into with a different employee for the purchase of 50,000 shares of common stock at an exercise price of $7.97 per share through December 31, 2014 (these options will vest in three tranches – 20,000 on January 31, 2010; 15,000 on January 31, 2011 and 15,000 on January 31, 2012, at a value of $243,000 that will be charged according to the vesting periods).

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

H.           Fair Value of Warrants and Options

The Company has reserved 1,557,154 shares of common stock as of December 31, 2009 for the exercise of warrants and options to employees and non-employees, of which 994,703 are outstanding. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at December 31, 2009 and 2008. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise		Number of	Expiration	Warrants or
	price		shares	Date	Options

	US$
To non-employees
	8.25		59,000	June 16, 2012	Options
To employees and directors
	5.00		66,667	December 31, 2010	Options
	8.25		53,000	June 16, 2012	Options
	5.60		35,000	December 31, 2012	Options
	7.97		50,000	December 31, 2014	Options
	0.01		123,882	December 3, 2017	Options
To investors
	7.00		607,154	January 31, 2012	Warrants
	6.14	*	994,703
*  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$
Granted from April 6, 2000 (inception) to December 31, 2007 to:

Employees, officers and directors as part compensation	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Expired/canceled	(641,059)	2.87
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2007	411,795	4.52
Granted during 2008 to:
Employees, officers and directors as part compensation	416,404	7.00
Expired/Canceled	(64,625)	5.15
Outstanding, December 31, 2008	763,574	5.81
Granted during 2009 to:
Employees, officers, directors and consultants	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Cancelled	(40,000)	5.23
Exercised	(180,810)	6.62
Outstanding, December 31, 2009	994,703	6.14

Exercisable, December 31, 2009	944,703	6.04

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

H.                Fair Value of Warrants and Options (cont’d)

The aggregate intrinsic value of options exercised during 2009, 2008 and 2007 was approximately $557,000, $313,000 and $0, respectively.

The following table summarizes information about stock warrants and options outstanding as of December 31, 2009:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	exercise price	exercise price	Outstanding	life (years)	exercise price
US$			US$	US$			US$
-	-	-	-	0.01	123,882	7.93	0.01
-	-	-	-	5.00	66,667	1.00	5.00
-	-	-	-	5.60	35,000	2.99	5.60
-	-	-	-	7.00	607,154	2.08	7.00
7.97	50,000	5.00	7.97	8.25	112,000	2.45	8.25
7.97	50,000		7.97	0.01-8.25	944,703		6.04

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
	For the Year ended December 31,		2000 (inception) to
	2009	2008	December 31, 2009
Weighted-average fair value of underlying stock at grant date	$7.71	-	$3.00 – $8.23
Dividend yields	-	-	-
Expected volatility	59.0 – 71.0%	-	28.2% - 71.0%
Risk-free interest rates	1.79 – 2.47%	-	1.79% - 5.15%

Expected lives	1.5 – 4.81	-	1.5 – 5.31 years

Weighted-average grant date fair market value	$4.93	-	$0.76 - $6.43

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

H.                Fair Value of Warrants and Options (cont’d)

			Period from April 6,
	For the Year ended December 31,		2000 (inception) to
	2009	2008	December 31, 2009

Weighted-average fair value of underlying stock at grant date	$8.23	$5.00	$1.00 – $8.75
Dividend yields	-	-	-
Expected volatility	71%	49.63%	32.2% - 99.8%
Risk-free interest rates	1.79%	0.53%	1.79% - 5.50%

Contractual lives	3.00 years	1.12 years	0.56 – 3.17 years

Average grant date fair market value	$3.91	$0.44	$0.68 – $3.91

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

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through December 31, 2009, the Company’s stock volatility is based on actual trading of the Company’s stock.

I.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

		Period from
		April 6, 2000
For the Year		(inception) to
ended December 31		December 31
2009	2008	2009
US$	US$	US$
591,000	310,000	1,875,000

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

I.	Compensation Cost for Warrant and Option Issuances (cont’d)

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

		Period from
		April 6, 2000
For the Year		(inception) to
ended December 31		December 31
2009	2008	2009
US$	US$	US$
231,000	-	231,000

As of December 31, 2009, there was $99,000 of unrecognized compensation cost to employees, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
For the year ended December 31, 2010	69
For the year ended December 31, 2011	28
For the year ended December 31, 2012	2
99

J.            Warrant Descriptions

Through December 31, 2009, the Company issued nine different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

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
*  Subsequently extended to December 31, 2009 for some of this class of warrants

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 5 - Stockholders’ Equity (cont’d)

J.             Warrant Descriptions (cont’d)

Other than price and date details, all of the warrants, except for the Unit Warrants, were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants were not exercisable before November 25, 2007, which was six months following the final closing date of the 2006 Public Offering (See Note 5C).  The Unit Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant in the Company’s Follow On Public Offering (See Note 1B and Note 5D).  On February 9, 2009, the Unit split into its two separate components and the warrant became exercisable as of such date.

K.            Gift Shares

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

Note 6 - Related Party Transactions

At December 31, 2008, deferred officer compensation was $1,487,000.  In June 2009, the Board of Directors authorized payment of all amounts previously deferred through May 31, 2009 using proceeds from the Rights Offering and from warrant exercises.  (See also Note 8K).

At December 2009, deferred officers’ compensation was $477,000, of which $310,000 was paid during January 2010 to two former executive officers   (See Note 8K)Most of the officers that have previously deferred payments have agreed to continue to defer a portion of their salaries during 2010.

In December 2008 and January 2009 two of the Company’s then senior officers purchased Units in the Follow On Public Offering through the conversion of amounts then owed to them in respect of deferred salaries and other payments in the aggregate amount of $140,000.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 6 - Related Party Transactions (cont’d)

Richard J. Rinberg (cont’d)

In March 2007, upon the resignation of the previous Chief Executive Officer (“CEO”) of the Company, Mr. Rinberg was appointed to the position of CEO under his existing Retention Agreement.  Effective November 1, 2007, the Company entered into an employment agreement with Mr. Rinberg with an initial expiration term through December 31, 2008, which term is automatically renewed for additional two year terms unless either the Company or Mr Rinberg gives notice to the other at least 90 days prior to the end of a scheduled term of its election to not renew the agreement.  The Rinberg Employment Agreement automatically extended for a two year term, per the terms of the agreement, through December 2010.  In connection with the Rinberg Employment Agreement, Mr. Rinberg was granted options to purchase 40,000 shares of the Company’s common stock.  An additional 40,000 options were granted in January 2009 upon the extension of the Rinberg Employment Agreement, per the terms of the agreement.  (See Note 5G).  In January 2010, another 40,000 options were granted per the terms of the Rinberg Employment Agreement.  (See Note 10).

Note 7 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	As of December 31,
	2009	2008
	US$ thousands
Deferred tax assets:
Net operating loss carryforwards	15,205	7,218
Other	63	643
Total gross deferred tax assets	15,268	7,861
Less valuation allowance	(8,972)	(7,846)
Net deferred tax assets	6,296	15

Deferred tax liabilities:
Property and equipment	(3)	-
Unproved oil and gas properties	(6,293)	(15)
Total gross deferred tax liabilities	(6,296)	(15)

Net deferred tax asset	-	-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $44,720,000 prior to the expiration of some of the net operating loss carryforwards between 2022 and 2029. Based upon the level of historical taxable losses since the Company’s inception, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carryforwards and thus, full valuation allowances have been recorded at December 31, 2009 and 2008.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 7 – Income Taxes (cont’d)

At December 31, 2009, the Company has available federal net operating loss carryforwards of approximately $44,720,000 to reduce future U.S. taxable income. These amounts expire from 2022 to 2029. The Company’s ability to utilize the net operating loss carryforwards prior to 2007 are limited pursuant to the Internal Revenue Code §382 as a result of a prior ownership change. An ownership change occurs when the ownership percentage of 5% or greater stockholders changes by more than 50% over a three-year period. The Company determined that there was an ownership change as of December 31, 2006.  The utilization of tax loss carryforwards in the amount of $5,339,000, generated prior to the date of the ownership change, are limited to an amount of $2,584,000 per year, with the remaining $15,889,000 of tax loss carryforwards not being limited.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed.  Tax losses can be carried forward indefinitely.  At December 31, 2009, the Company has available net operating loss carryforwards of approximately $30,411,000 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax expense on pre-tax reported income (loss) and the actual income tax expense:

	For the year ended December 31,
	2009	2008
	US$ (thousands)

Pre-tax loss as reported	(4,424)	(4,018)

U.S. statutory tax rate	34%	34%
Theoretical tax expense	(1,504)	(1,366)
Increase (decrease) in income tax expense resulting from:
Permanent differences	378	9
Change in valuation allowance	1,126	1,357
Income tax expense	-	-

Effective January 1, 2007, the Company adopted the provisions of FIN 48 (now ASC 740).  As of January 1, 2007 and  for subsequent years,  the Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and do not believe there will be any significant increases or decreases within the next twelve months.  No interest or penalties have been accrued at January 1, 2007 and for subsequent years.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2006.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2005 tax year can be regarded as final.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 8 - Commitments and Contingencies

A.           Environmental Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells or the operation thereof.

The Company currently estimates that environmental clean up/restoration of the well sites will be approximately $50,000.  Although the timing of such payment is uncertain a provision has been made and is included in the oil and gas properties.  No other environmental claims have been made, nor is the Company aware of any contingent demands relating thereto. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

B.           Royalty Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At December 31, 2009 or 2008, the Company did not have any outstanding obligation in respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.           Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of December 31, 2009, the Company did not have any outstanding obligation in respect of the plan.

D.           Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally.  A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).  At December 31, 2009 or 2008, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

E.           Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 are held under long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations has been granted to the Company by the Kibbutz in consideration for a monthly fee of $350. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law. On August 14, 2008, the Authority granted the required permission for a two year period (which period may be extended), subject to our paying a one-time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $14,200).  The use fee has been paid, the agreement executed and the bank guarantee provided.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 8 - Commitments and Contingencies (cont’d)

E.           Surface Rights of Drilling Operations (cont’d)

The surface rights to the drill site from which the Company drilled the Elijah #3 are held under long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site to conduct petroleum operations has been granted to the Company by the Kibbutz in consideration for a one-time fee of approximately $124,000. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law. We are currently in negotiations with the Authority regarding their approval.

F.           Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,277,000 on an annual basis. Most of these officers and employees have agreed to continue to defer a portion of their pay during 2010. (See Note 6).   During the year ended December 31, 2009, amounts totaling $1,745,000 of previously deferred compensation were paid to executives and employees.  During the year ended December 31, 2008, no amounts of previously deferred compensation were paid but $140,000 was settled through a payment in stock as part of the Company’s Follow On Public Offering.

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

In addition, pursuant to the Underwriting Agreement, the Underwriter was to receive warrants (“H” warrants) to purchase a number of shares of the Company’s common stock in an amount equal to 3% of the number of shares of common stock sold in the 2006 Public Offering by it and other placement agents appointed by it pursuant to the Underwriting Agreement at a price of $8.75 per share (or 125% of the offering price).  The H warrants became exercisable on November 25, 2007 and expired on September 26, 2009. Pursuant to this undertaking, the Company issued 46,621 H Warrants (See Note 5G) to purchase shares at a price of $8.75 of the Company’s common stock.  These warrants were exercised during February 2009 through a cashless exercise in which 13,211 shares were issued.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 8 - Commitments and Contingencies (cont’d)

G.           Underwriting Agreement (cont’d)

Under the terms of the January 2008 Underwriting Agreement, the Company was required to, and did, remit an advance payment of $50,000 against the non-accountable expense allowance to be paid to Network 1 Financial Securities, Inc. (“Network 1”) in connection with services to be rendered in the course of the Follow On Public Offering.  In addition to a 6% underwriting commission and a 3% non-accountable expense allowance, under the January 2008 Underwriting Agreement, Network 1 was entitled to certain underwriters warrants.  During March 2008, the board decided to terminate the agreement with Network 1.  In April 2008, the January 2008 Underwriting Agreement with Network 1 was terminated in accordance with its terms.  Upon the decision to terminate the January 2008 Underwriting Agreement, the advance payment of $50,000 was recorded as an expense by the Company.  On April 2, 2008, a new underwriting agreement, as subsequently amended, (the “April 2008 Underwriting Agreement”) was entered into with Brockington Securities, Inc. (“Brockington”).  The April 2008 Underwriting Agreement did not include provisions relating to an investment banking/consultant agreement nor did it contain underwriter’s warrants.

Additionally, the April 2008 Underwriting Agreement provided for a 5% underwriting commission and a 3% non-accountable expense allowance.  In connection with the initial and second closings of the Follow On Public Offering that were held on October 24, and December 2, 2008, Brockington received $323,000 from the proceeds of the Follow On Public Offering, of which $202,000 was in respect of the underwriting commission and $121,000 was in respect of expense reimbursement. (See Note 5D).  Subsequently, in the final closing of the Follow On Public Offering that was held on January 16, 2009, Brockington received $190,000 from the proceeds, of which $119,000 was in respect of commissions and $71,000 was in respect of expense reimbursement. (See Note 5D).

H.           Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011. The monthly rent was $4,000 during the twelve-month period ending October 31, 2008 and is $4,500 during the twelve-month period ending October 31, 2009 and will be $4,600 for the twelve-month period ending October 31, 2010 and $4,700 during the twelve-month period ending October 31, 2011.

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. The Company subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six months each (through January 31, 2010).  The Company has subsequently entered into an additional six-month extension, followed by two additional six-month option periods.  The monthly rental cost during this extended period continues at $3,000.

The future minimum lease payments as of December 31, 2009 are as follows:

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 8 - Commitments and Contingencies (cont’d)

H.           Lease Commitments (cont’d)

US$ thousands

2010	91
2011	68
159

I.            Contract with Geophysical Institute of Israel

In connection with planned seismic, magnetic and gravimetric surveys, on September 17, 2007, the Company entered into an agreement with the Geophysical Institute of Israel (“GII”) that provided for the Company to acquire necessary data from GII. The agreement provided for a 40-kilometer program subject to increase or decrease (but not to be less than 20 kilometers) by the Company. Under the agreement, the Company submitted a program designed for the acquisition of about 60 kilometers of data, later reduced to approximately 52 kilometers. The agreement provided for the survey to be performed by GII on a per kilometer basis at a rate of NIS 40,000 (approximately $11,000 at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) per kilometer.

In addition, the agreement provided for an NIS 80,000 (approximately $22,000) mobilization and demobilization fee and for the Company to reimburse GII certain payments made to third parties, including permitting fees and damages other than those caused by fault of GII. Under the agreement, the Company paid NIS 2,281,000 (approximately $631,000at the representative rate of NIS 3.607 per US dollar published on February 5, 2008).  In the survey a total of 52.5 kilometers of new seismic data were acquired, related to the Asher-Menashe license area.  This data has been instrumental in determining the location of the Company’s planned Elijah #3 well and in evaluating the Ma’anit structure on which the Ma’anit-Rehoboth #2 well has been drilled.

J.           Drilling Contract

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd. pursuant to which Aladdin shipped into Israel its 2,000 horsepower rig for use in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009 and was used to drill the Ma’anit-Rehoboth #2 well and then the Elijah #3 well. The contract provides for the well to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. The Company paid Aladdin $475,000 on account of mobilization fees, which are included in the well cost. Subsequent amendments provided that the remaining $200,000 payment was to be offset against the amount paid by the Company for the drilling and no additional cash outlay was due upon mobilization. The contract, as further amended, provided for a demobilization fee of $550,000, but also provided that, in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that was to be offset against future payments to Aladdin under the contract.  The contract was again amended in December 2009 when the Company agreed to the $300,000 April 2009 payment to be applied against demobilization fees and agreed to a further pre-payment for services under the contract advance of $250,000 which the parties agreed would be applied against the remaining $250,000 due against demobilization. Aladdin continues to be bound to reimburse the Company with respect to any demobilization fee it may receive from another operator.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 8 - Commitments and Contingencies (cont’d)

J.           Drilling Contract (cont’d)

Drilling activities on the Company’s Ma’anit-Rehoboth #2 well commenced in April 2009 and were completed in September 2009.  At that time, the rig was released from the Ma’anit-Rehoboth #2 well site and moved to the Elijah #3 well site pursuant to the parties’ agreement to extend the contract, under the existing terms, to Elijah #3 well.  During the year ended December 31, 2009, the Company made payments of $3,983,000 to Aladdin after the deduction of $935,000 for reimbursement of the drill pipe expenditures and $78,000 for reimbursement of expenses paid by the Company on Aladdin’s behalf. The Company has also paid $164,000 to Aladdin for corporate taxes due by Aladdin and paid $550,000 for advance payment of the demobilization fee.

K.           Settlement Agreements

On January 6, 2009, the Company and a former Executive Vice President, entered into a settlement agreement (the “Settlement Agreement”) resolving all disputes between them relating to the payment by the Company to such person of amounts in respect of deferred compensation, as well as other related matters. Under the Settlement Agreement, the Company remitted to such person the sum of $43,000 on account of $283,000 in total deferred payment payable to such former executive, with the balance of $240,000 payable on a monthly basis of $10,000 per month, over a two year period through February 2011. During the year ended December 31, 2009, excluding the initial payment, the Company had paid $110,000 against the outstanding balance.  Under the Settlement Agreement, the former executive received certain releases and access to his pension/life insurance fund accounts under Israeli law. The former executive’s employment, under his personal employment agreement with the Company, expired as of December 31, 2008.  At December 31, 2009, a balance of $130,000 remained which was being deferred until January 2010 at the former executive’s request.  The amount was subsequently paid in January 2010.

On December 7, 2009, the Company and the former President and Chief Operating Officer entered into an agreement which terminated the Officer’s employment agreement with the Company (“Resignation Agreement”).  Under the Resignation Agreement, the Company agreed to remit to the executive amounts payable to him in respect of deferred compensation, as well as other related matters, in the amount of $180,000, net of deductions and withholdings under applicable law customarily made by the Company, payable between January 1, 2010 and March 1, 2010.  Under the agreement, each of the parties furnished to the other general releases.

L.	Employment Agreement with Executive

On January 8, 2009, the Board of Directors approved a new Employment Agreement with Sandra F. Green as the Chief Financial Officer and Senior Vice President, with both position and changes to the Employment Agreements being effective February 1, 2009.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 8 - Commitments and Contingencies (cont’d)

L.           Employment Agreement with Executive (cont’d)

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

Note 9 – Risks and Uncertainties

The Company is dependent on Aladdin Middle East to do its drilling.  If for some reason Aladdin decides to no longer do business in Israel, there is no guarantee that the Company will be able to replace them and resume its drilling program.

Note 10 - Subsequent Events

A.	Agreement with Chairman of Board of Directors

On January 21, 2010, the Company and Mr. John Brown, the Chairman of the Company, entered into an Employment Agreement (the “Chairman Agreement”) pursuant to which Mr. Brown will serve as the Executive Chairman of the Company’s Board of Directors. The Chairman Agreement was entered into following the scheduled termination on December 31, 2009 of the Chairman of the Board Retention Agreement under which Mr. Brown served as Chairman of the Board since January 1, 2008. Since the Company’s establishment in April of 2000, Mr. Brown has continuously served as Chairman of the Board.

The Chairman Agreement has an initial term that extends through December 31, 2012; thereafter, the agreement provides that it is to be renewed automatically for successive two year terms unless either party shall advise the other 90 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Brown will be paid an annual salary of $165,000, payable monthly (notwithstanding which, consistent with the current arrangement with the Company's senior officers where only up to 80% of their respective salaries are paid (up to a maximum of $15,500 per month) with the remainder deferred until such time as the Company's cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations. Mr. Brown was paid a sign up bonus in the amount of $25,000. Mr. Brown can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. If during the initial term the Company were to terminate the agreement, for any reason other than "Just Cause" (as defined the Chairman Agreement), then the Company is to pay to Mr. Brown the salary then payable under the agreement through the longer of (i) the scheduled expiration of the initial term as if the agreement had not been so terminated or not renewed or (ii) twelve months, as well as all bonuses and benefits earned and accrued through such date. If the Company were not to renew the term of the agreement after the Initial term or were to terminate the agreement during any renewal term, for any reason other than "Just Cause" (as defined the Agreement), then the Company is to pay to Mr. Brown an amount equal to the base salary, if any, then payable to him for a period of twelve months as if the Chairman Agreement had not been so terminated or had been renewed. Mr. Brown may also terminate the agreement for "Good Reason" (as defined in the Agreement), whereupon he will be entitled to the same benefits as if the Company had terminated the agreement for any reason other than Just Cause. The Chairman Agreement provides for customary protections of the Company's confidential information and intellectual property. The Agreement also provides that in connection with his services during the initial term of the Agreement and subject to the entry into an Option Award Agreement under the Company's 2005 Stock Option Plan, Mr. Brown be awarded options at a per share exercise price of $0.01 to purchase 20,000 shares of the Company's common stock under the Plan, which options would vest at the rate of 5,000 shares at the termination of each calendar 90 day period, beginning March 31, 2010 until such options are vested in full. In the event of an extension of the term of the Agreement, the agreement provides that Mr. Brown be granted additional options to purchase common stock in the Company in amounts of not less than 20,000 shares per term on such terms to be agreed by the parties. On January 21, 2010, the Board authorized the entry by the Company into an Option Award Agreement pursuant to which Mr. Brown was granted options to purchase 20,000 shares under the Plan on the terms set forth above.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements as of December 31, 2009

Note 10 - Subsequent Events (cont’d)

B.           Rinberg Option Award

Pursuant to the terms of the employment agreement entered into by the Company and Richard Rinberg as of December 4, 2007, the Company’s Chief Executive Officer and a director, on January 21, 2010, the Board authorized the entry by the Company into an Option Award Agreement pursuant to which Mr. Rinberg was granted options to purchase 40,000 shares under the Plan at a per share exercise price of $0.01. The options vest at the rate of 10,000 shares at the termination of each calendar 90 day period, beginning March 31, 2010 until such options are vested in full.  Under the employment agreement with Mr. Rinberg, with respect to each year of employment under the agreement, Mr. Rinberg is entitled to be granted options under the Plan for 40,000 shares of Common Stock.

C.           Contract with GII

On January 31, 2010, in connection with planned seismic, magnetic and gravimetric surveys on the Issachar-Zebulun permit area, the Company entered into another agreement with GII to acquire necessary data.  The agreement provides for a 30-kilometer program, subject to increase or decrease by the Company.  The agreement provides for the survey to be performed by GII on a per kilometer basis at a rate of NIS 48,000 (approximately $12,950 at the representative rate of NIS 3.707 per US dollar published on February 2, 2010) per kilometer.   An initial amount of NIS 150,000 (approximately US $40,000) was paid upon signing of the agreement.

D.           Pennsylvania Office Lease

In March 2010, the Company leased approximately 500 square feet of office space in State College, Pennsylvania for its President and Chief Operating Officer.  The initial lease is for 12 months, expiring at the end of February 2011.  The monthly rental amount is $525.