Form 10-Q
period 2010-03-31
ZION OIL & GAS INC
filed 2010-05-14
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2010; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
________ to ________

COMMISSION FILE NUMBER: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6510 Abrams Rd., Suite 300 Dallas, Texas	75231
(Address of principal executive offices)	Zip Code

(214) 221-4610
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2010, Zion Oil & Gas, Inc. had outstanding 18,749,398 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page
Item 1 - Financial Statements – Unaudited

Balance Sheets - March 31, 2010 and December 31, 2009	1

Statements of Operations for the three months ended March 31, 2010 and 2009 and the period from April 6, 2000 (inception) to March 31, 2010	2

Statements of Changes in Stockholders' Equity for the three months ended March 31, 2010 and the period from April 6, 2000 (inception) to March 31, 2010	3

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and the period from April 6, 2000 (inception) to March 31, 2010	13

Notes to Unaudited Interim Financial Statements	15

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	40

Item 4 - Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	41

Item A – Risk Factors	41

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 - Defaults upon Senior Securities	41

Item 4 – (Removed and Reserved)	41

Item 5 - Other Information	41

Item 6 – Exhibits	41

SIGNATURES	42

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of

	March 31	December 31
	2010	2009
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	12,349	20,734
Prepaid expenses and other	659	647
Deferred offering costs	50	-
Tax refunds receivable	1,352	961
Total current assets	14,410	22,342

Unproved oil and gas properties, full cost method (see Note 2A and Note 6)	30,353	23,759

Property and equipment
Net of accumulated depreciation of $88,000 and $82,000, at March 31, 2010 and December 31, 2009 respectively	167	78

Other assets
Assets held for severance benefits	54	46
Total other assets	54	46

Total assets	44,984	46,225

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	487	159
Asset retirement obligation	50	50
Accrued liabilities	1,759	1,915
Deferred officers compensation	145	477
Total current liabilities	2,441	2,601

Provision for severance pay	191	185

Total liabilities	2,632	2,786

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; 50,000,000 shares authorized:
2010 – 18,748,923 shares and 2009 – 18,706,601 shares
issued and outstanding	187	187
Additional paid-in capital	72,354	72,081
Deficit accumulated in development stage	(30,189)	(28,829)
Total stockholders’ equity	42,352	43,439

Total liabilities and stockholders' equity	44,984	46,225

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

			Period from
			April 6, 2000
	For the three month period		(inception) to
	ended March 31		March 31
	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	352	234	6,307
Salaries	686	500	8,754
Other	319	261	5,317
Impairment of unproved oil and gas properties	-	-	9,494
Loss from operations	(1,357)	(995)	(29,872)

Other expense, net
Termination of initial public offering	-	-	(527)
Other income, net	-	76	80
Interest (expense) income, net	(3)	3	130

Loss before income taxes	(1,360)	(916)	(30,189)
Income taxes	-	-	-

Net loss	(1,360)	(916)	(30,189)

Net loss per share of common stock - basic and diluted (in US$)
	(0.07)	(0.08)	(4.18)

Weighted-average shares outstanding – basic and diluted (in thousands)
	18,731	11,307	7,214

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

						Deficit
					Additional	accumulated
	Preferred Stock		Common Stock		paid-in	in development
	Shares	Amount	Shares	Amount	capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Issuance of shares in connection with executive employment	-	-	50	1	49	-	50

Issuance of share on warrants exercise	-	-	165	2	31	-	33

Issuance of dividend shares to record holders as of December 31, 2002	4	* -	-	-	* -	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -	-	-	105	-	105
for reduction of accounts payable	5	* -	-	-	45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -	-	-	10	-	10

Payment of account payable through issuance of shares and warrants	* -	* -	-	-	1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)	*-	763	7	(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-	-	33	* -	99	-	99
for reduction of accounts payable	-	-	3	* -	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-	-	25	* -	25	-	25
for reduction of accounts payable	-	-	124	1	142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-	-	63	1	82	-	83

Payment of account payable through issuance of shares	-	-	80	1	139	-	140

Costs associated with the issuance of shares	-	-	-	-	(58)	-	(58)

Value of warrants granted to employees	-	-	-	-	47	-	47

Deferred financing costs on debt conversions / modifications	-	-	-	-	(10)	-	(10)

Net loss	-	-	-	-	-	(873)	(873)

Balances as at December 31, 2003	-	-	4,859	48	1,751	(1,488)	311

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from option exercises	40	*-	*-	-	*-

Value of shares granted to consultants for services	2	*-	15	-	15

Value of options or warrants granted to employees	-	-	271	-	271

Costs associated with the issuance of shares	-	-	(13)	-	(13)

Net loss	-	-	-	(1,360)	(1,360)

Balances March 31, 2010	18,748	187	72,354	(30,189)	42,352

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the three month		(inception) to
	period ended March 31		March 31
	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(1,360)	(916)	(30,189)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	6	5	94
Officer, director and other fees, paid via common stock	15	6	2,330
Cost of options or warrants issued to employees, directors & others	271	156	2,377
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	-	-	9,494
Asset retirement obligation	-	-	50
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(12)	(116)	(659)
Increase in deferred offering costs	(50)	(15)	(50)
Tax refunds receivable	(391)	(236)	(1,352)
Provision for severance pay, net	(2)	(2)	137
Accounts payable	328	8	1,135
Accrued liabilities	(156)	(26)	1,759
Increase(decrease) in deferred officers' compensation	(332)	119	385
Net cash used in operating activities	(1,683)	(1,017)	(13,811)

Cash flows from investing activities
Acquisition of property and equipment	(95)	(1)	(263)
Investment in unproved oil and gas properties	(6,594)	(584)	(39,997)
Net cash used in investing activities	(6,689)	(585)	(40,260)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	-	2,520	69,607
Costs associated with the issuance of shares	(13)	(219)	(3,776)
Net cash provided by financing activities	(13)	-	66,420

Net increase (decrease) in cash and cash equivalents	(8,385)	699	12,349
Cash and cash equivalents – beginning of period	20,734	1,726	-
Cash and cash equivalents– end of period	12,349	2,425	12,349

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the three month		(inception) to
	period ended March 31		March 31
	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	14	1	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	120	940
Value of warrants granted to underwriters	-	-	99
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation (“Zion Florida”) was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (sometimes referred to herein as “we,” “our,” “us,” “Zion,” or the “Company,”), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering.  Upon the reincorporation, all the outstanding shares of common stock in Zion Florida were converted into common stock, par value $0.01 (the “Common Stock”), of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into Common Stock of the Company at the ratio of twelve shares of common stock for each share of preferred stock.  All of the outstanding warrants and options of Zion Florida were converted into equivalent warrants and options of the Company.

The Company currently holds two petroleum exploration licenses and one preliminary exclusive petroleum exploration permit with priority rights under the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”). Zion’s petroleum rights extend from the Mediterranean at Caesarea across the Carmel Mountains to Megiddo and through to the Jordan River immediately south of the Sea of Galilee.  Zion’s total petroleum exploration rights area is approximately 327,100 acres.  Below is a summary of the licenses and the permit.

Licenses

(1) The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License has a three-year term, which commenced on June 10, 2007 and runs through June 9, 2010, and may be extended for four additional, years as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the revised terms of the Asher-Menashe License, the Company must commence the drilling of a well to a depth of at least 4,000 meters (about 13,200 feet) by January 1, 2010.  During October 2009, the Company commenced the drilling of the Elijah #3 well within the Asher-Menashe License thereby satisfying this condition.  During early February 2010, the drilling on this well was temporarily suspended pending the acquisition of additional seismic data.

(2) The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License had a three-year term which commenced on October 11, 2007 and ran through October 10, 2010 and was recently extended by one year to October 10, 2011. The license may be extended for up to an additional three years through 2014, as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well, drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells and the Joseph lead developed by the Company under the Ma’anit-Joseph License and its previously held Joseph Permit.  Under the terms of the Joseph License, the Company was required to commence the drilling of a well to a depth of at least 4,500 meters (14,764 feet) by July 1, 2009. Between May 2009 and October 2009, the Company drilled the Ma’anit-Rehoboth #2 well to a depth of approximately 5,460 meters (17,913 feet), thereby satisfying the drilling obligation.  Work on this well was subsequently suspended and an impairment charge will be recognized for the quarter ended June 30, 2010.  (See Note 6).  Under the terms of the recently granted extension, we must start the drilling of a well to the Permian geologic formation by no later than January 1, 2011.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

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

Drilling Activities

In 2005, in accordance with terms of the Ma’anit-Joseph License, the Company drilled the Ma’anit #1 well on the Ma’anit prospect. Drilling breaks and shows of hydrocarbons were recorded from approximately 12,000 feet to the total depth of approximately 15,500 feet. Due to mechanical problems that prevented the Company from isolating highly conductive water bearing zones from the tighter hydrocarbon bearing formations, the shows were never successfully tested.  Despite the encouraging, but inconclusive results, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  As a result, the well was abandoned in June 2007, following analysis of the results of the remedial workover operations conducted between April and June 2007. (See Note 2A).

In May 2009, the Company commenced drilling the Ma’anit-Rehoboth #2 well to a depth of approximately 5,460 meters (17,913 feet), utilizing a 2,000 horsepower drilling rig (the “AME Rig”) and rig crews. The Company completed drilling and logging the well in September 2009. During the drilling of this well, the Company reported that it had positive indications that the well contained hydrocarbon bearing zones and identified several such ‘zones of interest'.   In December 2009, using a workover rig, swabbing and preliminary completion testing took place. During the preliminary completion testing, small quantities of crude oil were produced, but further testing procedures were required to determine whether the Company made a discovery of a hydrocarbon reservoir and, if so, whether it is commercially viable.  Production testing of the Ma’anit-Rehoboth #2 well commenced in February 2010. In April 2010, following the completion of  the production testing procedures, the Company determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and has accordingly suspended drilling operations in that well and will take an impairment charge during the quarter ended June 30, 2010. (See Note 2A and Note 6).

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

On October 20, 2009, the Company commenced drilling the Elijah #3 well on the Asher-Menashe License. The Company targeted the Elijah #3 well to be drilled toward the Triassic geological formation.  The Company also planned to continue drilling to the Permian geological formation, down to a total depth below 5,182 meters (17,000 feet).  As of January 15, 2010, the Company drilled the Elijah #3 well to a depth of 10,938 feet (3,334 meters).  In early February 2010, the Company temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe.  Following the decision to temporarily suspend drilling operations at the Elijah #3 well, the Company transferred the Rig to the Ma’anit-Rehoboth #2 well to conduct testing procedures.   .

The drilling rig and crew, utilized in the Ma’anit-Rehoboth #2 well and the Elijah #3 well, were obtained from Aladdin Middle East Ltd. (“Aladdin”), a Turkish based drilling rig operator. (See Note 5J).

Operations in Israel are conducted through a branch office. The Asher-Menashe License, the Joseph License and the Issachar-Zebulun Permit are held directly in the name of the Company.

At present it is expected that, other than investment income, any and all future income will be derived from Israeli based operations.

B.	Basis of Presentation

The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to realize profitable operations.

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2009. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 2 - Summary of Significant Accounting Policies

A.	Oil and Gas Properties and Impairment

The Company follows the full-cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized by the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in income from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized by the unit-of-production method.

The Company’s oil and gas property represents our investment in our unproved properties.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  A further impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

An abandonment of properties is accounted for as an adjustment to capitalized costs. The net capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities.  In order to optimize drilling operations on the Company’s then planned Ma’anit-Rehoboth #2 well, the Company ceased operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquished the Ma’anit-Joseph License. Immediately after the relinquishment of the Ma’anit-Joseph License, the Company filed an application with the Israeli Petroleum Commissioner for a petroleum exploration license, the Joseph License, covering approximately 83,272 acres of the original Ma’anit-Joseph License including the Ma’anit structure on which the Ma’anit #1 well was drilled, which License was subsequently granted on October 11, 2007.  As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded in June 2007 an impairment of $9,494,000 to its unproved oil and gas properties.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,000 meters (9,842 feet), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well was directionally drilled from that point to penetrate the middle and the lower Triassic.  The Company drilled this well to a depth of 5,460 meters (17,913 feet). In April 2010, following production and other testing, management concluded that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth # 2 well. Accordingly, the Company will record a non-cash impairment charge in the quarter ended June 30, 2010 to its unproved oil and gas properties.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses and one petroleum exploration permit: (a) The Joseph License, in respect of which two wells have been drilled and planning is under way for a third well, the Ma’anit-Joseph #3 well; (b) the Asher-Menashe License, in respect of which drilling operations have been temporarily suspended on the Elijah #3 well pending the acquisition of additional seismici data; and (c) the Issachar-Zebulun Permit, in respect of which a work program to obtain seismic data is underway.

The Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $29,095,000, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $30,353,000 at March 31, 2010.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31 2010	December 31 2009
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	26,728	20,823
Capitalized salary costs	1,015	1,003
Legal costs and license fees	944	922
Other costs	1,666	1,011
	$30,353	$23,759

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Oil and Gas Properties and Impairment (cont’d)

Impairment of unproved oil and gas properties comprised as follows:

	Period ended March 31 2010	Year ended December 31 2009	Period from April 6, 2000 (inception) to March 31, 2010
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	7,959
Capitalized salary costs	-	-	683
Legal costs and license fees	-	-	509
Other costs	-	-	343
	-	-	9,494

B.	Net Loss per Share Data

Diluted net loss per share is the same as basic net loss per share as the inclusion of 1,053,723 and 1,020,817, common stock equivalents in the first quarter of 2010 and 2009, respectively, would be anti-dilutive.

C.	Recently Adopted Accounting Pronouncements

1.	SEC Final Rule - Modernization of Oil and Gas Reporting / Accounting Standards Update (ASU) 2010-03 – Oil and Gas Reserve Estimation and Disclosures

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 2 - Summary of Significant Accounting Policies (cont’d)

C.	Recently Adopted Accounting Pronouncements (cont’d)

1.	SEC Final Rule - Modernization of Oil and Gas Reporting / Accounting Standards Update (ASU) 2010-03 – Oil and Gas Reserve Estimation and Disclosures (cont’d)

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

Note 3 - Stockholders’ Equity

A.	Third Rights Offering

On January 28, 2010, the Company filed a registration statement on Form S-3 with the SEC with respect to a shelf offering, which registration statement was amended on March 26, 2010. The shelf registration statement was declared effective on April 16, 2010.

In May 2010, the Company launched a rights offering to raise up to $50 million.  The pending rights offering is being conducted, as referenced above, utilizing the effective shelf registration statement on Form S-3. The rights offering is scheduled to terminate on June 30, 2010, subject to the Company’s right to extend the offering.  No assurance can be provided that the Company will be able to raise significant funds from the rights offering. (See Note 6).

B.	2005 Stock Option Plan

In January 2010, the Company’s Board agreed to and approved the following option award grants under the 2005 Stock Option Plan: (a) to one employee for the purchase of 20,000 shares of common stock at an exercise price of $0.01 per share through January 31, 2020 (these options vest in four equal tranches of four vesting periods of 5,000 options each, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods (b) to one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 (these options vest in four equal tranches of four vesting periods of 10,000 options each, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods (c) to one employee for the purchase of 2,022 shares of common stock at an exercise price of $0.01 per share through January 31, 2020 (these options were fully vested upon grant) (d) to one employee for the purchase of 25,000 shares of common stock at an exercise price of $7.15 per share through December 31, 2014 (these options vest in four equal tranches of four vesting periods of 6,250 options each, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods (e) to one employee for the purchase of 12,000 shares of common stock at an exercise price of $7.15 per share through December 31, 2014 (these options vest in four equal tranches of four vesting periods of 3,000 options each, on  March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods.  The expenses are amortized based on the vesting periods, posting appropriate amounts each quarter.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 3 - Stockholders’ Equity (cont’d)

C.	Fair Value of Warrants and Options

The Company has reserved 1,557,154 shares of common stock as of March 31, 2010 for the exercise of warrants and options to employees and non-employees, of which 1,053,723 are outstanding. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at March 31, 2010 and 2009 and the period from April 6, 2000 (inception) to March 31, 2010. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise	Number of	Expiration	Warrants or
	price	shares	Date	Options
	US$
To non-employees
	8.25	59,000	June 16, 2012	Options
To employees and directors
	5.00	66,667	December 31, 2010	Options
	8.25	53,000	June 16, 2012	Options
	5.60	35,000	December 31, 2012	Options
	7.97	50,000	December 31, 2014	Options
	7.15	37,000	December 31, 2014	Options
	0.01	123,882	December 3, 2017	Options
	0.01	22,020	January 31, 2020	Options
To investors
	7.00	607,154	January 31, 2012	Warrants
	6.04*	1,053,723

*  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2008 to:
Employees, officers and directors	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Investors in Follow On Public Offering	416,404	7.00
Expired/Canceled	(705,684)	2.61
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2008	763,574	4.52

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 3 - Stockholders’ Equity (cont’d)

C.	Fair Value of Warrants and Options (cont’d)

Granted to:
Employees, officers and directors	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Canceled	(40,000)	5.22
Exercised	(180,810)	6.62
Outstanding, December 31, 2009	994,703	6.14

Granted to:
Employees, officers and directors	99,020	2.68
Exercised	(40,000)	0.01
Outstanding, March 31, 2010	1,053,723	6.04
Exercisable, March 31, 2010	950,973	6.24

The following table summarizes information about stock warrants and options outstanding as of March 31, 2010:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	Average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	Exercise price	exercise price	Outstanding	Life (years)	exercise price
US$			US$	US$			US$
0.01	30,000	7.68	0.01	0.01	93,882	7.68	0.01
0.01	15,000	9.84	0.01	0.01	7,020	9.84	0.01
-	-	-	-	5.00	66,667	0.75	5.00
-	-	-	-	5.60	35,000	2.76	5.60
				7.00	607,154	1.84	7.00
7.15	27,750	4.76	7.15	7.15	9,250	4.76	7.15
7.97	30,000	4.76	7.97	7.97	20,000	4.76	7.97
-	-	-	-	8.25	112,000	2.21	8.25
0.01-7.97	102,750		4.26	0.01-8.25	950,973		6.24

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the three month periods ended March 31, 2010 and 2009, and the period from April 6, 2000 (inception) to March 31, 2010, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 3 - Stockholders’ Equity (cont’d)

C.	Fair Value of Warrants and Options (cont’d)

	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2010	2009	March 31, 2010
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	6.52	7.54	3.00 – 7.54
Dividend yields	-	-	-
Expected volatility	71-79%	59.2%	28.2% - 79%
Risk-free interest rates	2.38-3.84%	2.13%	2.1% - 5.15%

Expected lives	2.19-4.88	4.23	1.74 – 4.88 years

Weighted-average grant date fair value	2.80-6.51	5.58	0.76 - 6.51

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the three month periods ended March 31, 2010 and 2009 and the period from April 6, 2000 (inception) to March 31, 2010, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2010	2009	March 31, 2010
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	-	-	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	-	-	32.2% - 99.8%
Risk-free interest rates	-	-	2.8% - 5.50%
Contractual lives	-	-	0.56 – 3.17 years
Weighted-average grant date fair value	-	-	0.68 – 2.74

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 3 - Stockholders’ Equity (cont’d)

C.	Fair Value of Warrants and Options (cont’d)

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through March 31, 2010, the Company’s stock volatility is based on actual trading of the Company’s stock.

D.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three month periods ended March 31, 2010 and 2009 and from April 6, 2000 (inception) to March 31, 2010 amounted to $271,000, $156,000 and $1,873,000, respectively.

As of March 31, 2010, there was $252,000 of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
April 1 - December 31, 2010	223
For the year ended December 31, 2011	27
For the year ended December 31, 2012	2
252

E.	Warrant Descriptions

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
*  Subsequently extended to December 31, 2009 for some of this class of warrants

Other than price and date details, all of the warrants, except for the Unit Warrants, were issued on the same conditions, except that the F, FF and G Warrants were not exercisable before July 1, 2007, on which date the Company had the right to extend for up to six months (which right was not exercised by the Company), and H warrants were not exercisable before November 25, 2007, which was six months following the final closing date of the Initial Public Offering (See Note 3C).  The Unit Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant during the Company’s Follow On Public Offering (See Note 3D).  On February 9, 2009, the Unit split into its two components.  The warrant became exercisable as of February 9, 2009.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 3 - Stockholders’ Equity (cont’d)

F.	Gift Shares

During the third quarter of 2007, three employees received 1,042 registered shares from one of the executive officers.  The related cost of $7,000 was charged to the statement of operations and credited as additional paid in capital.

During the fourth quarter of 2008, sixteen persons who were either employees, vendors or other affiliates of the company received a total of 15,600 shares.  Since the gift was being issued from shares that were subject to 144 restrictions, held by one of the executive officers, the shares were transferred with the restrictive legend affixed.  Recipients could seek the removal of this restriction on an individual basis as the donor had held the shares in excess of the required time period under Rule 144.  The related cost of $101,000 was charged to the statement of operations and credited as additional paid in capital.

During the second quarter of 2009, two persons who are employees of the Company received a total of 400 shares from one of the executive officers.  The related value of $4,000 was charged to the statement of operations and credited as additional paid in capital.

Note 4 - Related Party Transactions

The Company had $145,000 of deferred officers’ compensation at March 31, 2010 which represents payables to officers and directors of the Company. Such officers have committed to defer payments of these sums through 2010.  (See Note 5F).

At December 31, 2008, deferred officer compensation was $1,487,000.  During 2009, this balance was cleared.  At December 2009, deferred officers’ compensation was $477,000, which was paid during the first quarter of 2010.

In December 2008 and January 2009 two of the Company’s then senior officers purchased Units in the Follow On Public Offering through the non-cash conversion of amounts then owed to them in respect of deferred salaries and other payments in the aggregate amount of $140,000.  (See Note 3D).

Richard J. Rinberg

In October 2005 Mr. Rinberg was elected President of the Company and effective November 1, 2005, entered into a two year Retention and Management Agreement with the Company (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Rinberg was awarded 200,000 shares of common stock of the Company valued at $500,000 as compensation for his services during the two-year period beginning November 1, 2005, subject to restrictions and vesting requirements.  The Rinberg Shares were subject to repurchase by the Company at $0.01 per share if Mr. Rinberg had left his position with the Company prior to October 31, 2007.  In May 2006, the Company issued the referenced 200,000 shares of common stock to a trust company for the benefit of Mr. Rinberg.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 4 - Related Party Transactions (cont’d)

Richard J. Rinberg (cont’d)

In March 2007, upon the resignation of the previous Chief Executive Officer (“CEO”) of the Company, Mr. Rinberg was appointed to the position of CEO under his existing Retention Agreement.  Effective November 1, 2007, the Company entered into an employment agreement with Mr. Rinberg with an initial expiration term through December 31, 2008, which term is automatically renewed for additional two year terms unless either the Company or Mr. Rinberg gives notice to the other at least 90 days prior to the end of a scheduled term of its election to not renew the agreement.  The Rinberg Employment Agreement automatically extended for a two-year term, per the terms of the agreement, through December 2010.  In connection with the Rinberg Employment Agreement, Mr. Rinberg was granted options to purchase 40,000 shares of the Company’s common stock.  An additional 40,000 options were granted in January 2009 upon the extension of the Rinberg Employment Agreement, per the terms of the agreement.  (See Note 3H).  In January 2010, another 40,000 options were granted per the terms of the Rinberg Employment Agreement.  (See Note 3B).

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

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At March 31, 2010 or December 31, 2009, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 5 - Commitments and Contingencies (cont’d)

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of March 31, 2010 or December 31, 2009, the Company did not have any outstanding obligation in respect of the plan.

D.	Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty in the Company's current Israeli oil and gas interests has been assigned to each charitable organization (6% overriding interest in the aggregate).  At March 31, 2010 or December 31, 2009, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

E.	Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 and plan to drill the Ma’anit-Joseph #3 well, are held under long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to reenter and use the drill site for the Ma’anit #1 and Ma’anit-Rehoboth #2 wells to conduct petroleum operations has previously been granted to the Company by the Kibbutz in consideration for a monthly fee of $350. Negotiations are currently underway for access to the site for the Ma’anit-Joseph #3 well.  Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law. On August 14, 2008, the Authority granted the required permission for a two-year period (which period may be extended), subject to our paying a one-time surface use fee of approximately $455, signing a land use agreement and providing a bank guarantee in the amount of NIS 50,000 (approximately $14,200).  The use fee has been paid, the agreement executed and the bank guarantee provided.

The surface rights to the drill site from which the Company drilled the Elijah #3 are held under long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission necessary to enter and use the drill site to conduct petroleum operations has been granted to the Company by the Kibbutz in consideration for a one-time fee of approximately $124,000. Permission of the Israel Lands Authority for the use of the surface rights is also required, which permission the Authority must grant under the Petroleum Law.  We are currently working with the Authority to finalize their approval.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 5 - Commitments and Contingencies (cont’d)

F.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,277,000 on an annual basis.  Most of these officers and employees have agreed to continue to defer a portion of their pay during 2010 (See Note 4).  During the three month period ended March 31, 2010, $433,000 of amounts previously deferred were paid to executives and employees.

H.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas, Texas under a lease which expires on October 31, 2011. The monthly rent was $4,000 during the twelve-month period ending October 31, 2008 and is $4,500 during the twelve-month period ending October 31, 2009 and will be $4,600 for the twelve-month period ending October 31, 2010 and $4,700 during the twelve-month period ending October 31, 2011.

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

The future minimum lease payments as of March 31, 2010 are as follows:

US$ thousands
2010	91
2011	68
159

I.	Contract with Geophysical Institute of Israel

In September  2007, the Company entered into an agreement with the Geophysical Institute of Israel (“GII”) that provided for the Company to acquire necessary data from GII. The agreement provided for the survey to be performed by GII on a per kilometer basis at a rate of NIS 40,000 (approximately $11,000 at the representative rate of NIS 3.607 per US dollar published on February 5, 2008) per kilometer.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 5 - Commitments and Contingencies (cont’d)

I.	Contract with Geophysical Institute of Israel (cont’d)

In addition, the agreement provided for an NIS 80,000 (approximately $22,000) mobilization and demobilization fee and for the Company to reimburse GII certain payments made to third parties, including permitting fees and damages other than those caused by fault of GII. Under the agreement, the Company paid NIS 2,281,000 (approximately $631,000 at the representative rate of NIS 3.607 per US dollar published on February 5, 2008).  In the survey a total of 52.5 kilometers of new seismic data were acquired, related to the Asher-Menashe license area.  This data has been instrumental in determining the location of the Company’s planned Elijah #3 well and in evaluating the Ma’anit structure on which the Ma’anit-Rehoboth #2 well has been drilled and the Ma’anit-Joseph #3 well is planned.

On January 31, 2010, in connection with planned seismic, magnetic and gravimetric surveys on the Issachar-Zebulun permit area, the Company entered into another agreement with GII to acquire necessary data.  The agreement provides for a 30-kilometer program, subject to increase or decrease by the Company.  The agreement provides for the survey to be performed by GII on a per kilometer basis at a rate of NIS 48,000 (approximately $12,950 at the representative rate of NIS 3.707 per US dollar published on February 2, 2010) per kilometer.   An initial amount of NIS 150,000 (approximately US $40,000) was paid upon signing of the agreement.  The Company is in the process of amending the agreement in order to also obtain additional seismic data from the area of the Elijah #3 well.

J.	Drilling Contract

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd. pursuant to which Aladdin shipped into Israel its 2,000 horsepower rig for use in the drilling contemplated by the Company’s business plan. The rig arrived in Israel, cleared customs in April 2009 and was used to drill the Ma’anit-Rehoboth #2 well and subsequently the Elijah #3 well. The contract provided for the wells to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. The contract originally provided for mobilization and de-mobilization fees of $675,000 each. The Company paid Aladdin $475,000 on account of mobilization fees, which are included in the well cost. Subsequent amendments provided that the remaining $200,000 payment was to be offset against the amount paid by the Company for the drilling and no additional cash outlay was due upon mobilization. The contract, as further amended, provided for a demobilization fee of $550,000, but also provided that, in the event that Aladdin enters into a drilling contract with another operator in Israel, then the demobilization fee will be reduced if and to the extent that Aladdin receives funds from such other operator. As security for these and related fees, the contract, as amended, called for the Company to provide a letter of credit to Aladdin in the amount of $550,000. However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that was to be offset against future payments to Aladdin under the contract.  The contract was again amended in December 2009 when the Company agreed to the $300,000 April 2009 payment to be applied against demobilization fees and agreed to a further pre-payment for services under the contract advance of $250,000 which the parties agreed would be applied against the remaining $250,000 due against demobilization. Aladdin continues to be bound to reimburse the Company with respect to any demobilization fee it may receive from another operator.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 5 - Commitments and Contingencies (cont’d)

J.	Drilling Contract (cont’d)

Drilling activities on the Company’s Ma’anit-Rehoboth #2 well commenced in April 2009 and were completed in September 2009.  At that time, the rig was released from the Ma’anit-Rehoboth #2 well site and moved to the Elijah #3 well site pursuant to the parties’ agreement to extend the contract, under the existing terms, to Elijah #3 well.  During the year ended December 31, 2009 and through March 31, 2010, the Company made payments of $6,330,000 to Aladdin after the deduction of $935,000 for reimbursement of the drill pipe expenditures and $151,000 for reimbursement of expenses paid by the Company on Aladdin’s behalf.  The Company has also paid $260,000 to Aladdin for corporate taxes due by Aladdin and paid $550,000 for advance payment of the demobilization fee.

K.	Employment Agreement with Chairman of the Board and Other Executives

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

The Chairman Agreement has an initial term that extends through December 31, 2012; thereafter, the agreement provides that it is to be renewed automatically for successive two- year terms unless either party shall advise the other 90 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Brown will be paid an annual salary of $165,000, payable monthly, notwithstanding which, consistent with the current arrangement with the Company's senior officers where only up to 80% of their respective salaries are paid (up to a maximum of $15,500 per month) with the remainder deferred until such time as the Company's cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations. Mr. Brown was paid a sign up bonus in the amount of $25,000. Mr. Brown can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. If during the initial term the Company were to terminate the agreement, for any reason other than "Just Cause" (as defined in the Chairman Agreement), then the Company is to pay to Mr. Brown the salary then payable under the agreement through the longer of (i) the scheduled expiration of the initial term as if the agreement had not been so terminated or not renewed or (ii) twelve months, as well as all bonuses and benefits earned and accrued through such date. If the Company were not to renew the term of the agreement after the Initial term or were to terminate the agreement during any renewal term, for any reason other than "Just Cause" (as defined the Agreement), then the Company is to pay to Mr. Brown an amount equal to the base salary, if any, then payable to him for a period of twelve months as if the Chairman Agreement had not been so terminated or had been renewed. Mr. Brown may also terminate the agreement for "Good Reason" (as defined in the Agreement), whereupon he will be entitled to the same benefits as if the Company had terminated the agreement for any reason other than Just Cause. The Chairman Agreement provides for customary protections of the Company's confidential information and intellectual property. The Agreement also provides that in connection with his services during the initial term of the Agreement and subject to the entry into an Option Award Agreement under the Company's 2005 Stock Option Plan, Mr. Brown be awarded options at a per share exercise price of $0.01 to purchase 20,000 shares of the Company's common stock under the Plan, which options would vest at the rate of 5,000 shares at the termination of each calendar 90 day period, beginning March 31, 2010 until such options are vested in full. In the event of an extension of the term of the Agreement, the agreement provides that Mr. Brown be granted additional options to purchase common stock in the Company in amounts of not less than 20,000 shares per term on such terms to be agreed by the parties. On January 21, 2010, the Board authorized the entry by the Company into an Option Award Agreement pursuant to which Mr. Brown was granted options to purchase 20,000 shares under the Plan on the terms set forth above.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 5 - Commitments and Contingencies (cont’d)

K.	Employment Agreement with Chairman of the Board and Other Executives (cont’d)

On January 31, 2010, the Board of Directors approved an Employment Agreement with William L. Ottaviani as the Company’s President and Chief Operating Officer, effective as of January 1, 2010, pursuant to which Mr. Ottaviani is being paid an annual salary of $250,000, payable monthly; notwithstanding which, consistent with the existing arrangement with Company senior officers where 80% of their respective salaries are paid (up to a limit of $15,500 per month) with the remainder deferred until such time as the Company’s cash position permits payment of salary in full without interfering with the Company's ability to pursue its plan of operations.

Pursuant to the agreement, Mr. Ottaviani also is to be awarded at the end of each calendar quarter stock options, from the Company’s 2005 Stock Option Plan, to purchase such number of shares of the Company Common Stock as shall equal $12,500 divided by the closing price on the last trading day of the calendar quarter of the Company’s publicly traded share of Common Stock, but in no event at a per share price of less than $5.00. The options are exercisable at a per share exercise price of $0.01.

Note 6 - Subsequent Events

On May 6, 2010 the Company launched a rights offering for up to $50 million (the “Third Rights Offering”). The pending rights offering is being conducted utilizing the effective shelf registration statement on Form S-3 of the Company that was declared effective on April 16, 2010. Under the pending rights offering, the Company distributed (or is in the process of distributing) to each holder of record as of close of business on May 6, 2010, at no charge, .5 of a subscription right for each share held as of such date (i.e., one subscription right for each two shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share. The rights offering is scheduled to terminate on June 30, 2010, subject to the Company’s right to extend the offering.  The rights are non-transferable. No assurance can be provided that the Company will be able to raise significant funds from the Third Rights Offering.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2010

Note 6 - Subsequent Events (cont’d)

On April 9, 2010, the Company and Aladdin, the drilling rig operator who oversaw the drilling of the Ma’anit-Rehoboth #2 well and the Elijah #3 well, signed a Memorandum of Understanding which outlines plans to establish a subsidiary, tentatively named Zion Drilling, Inc., for the purpose of purchasing and operating Aladdin’s 2,000 horsepower drilling rig (currently located at Zion's Ma'anit-Rehoboth #2 wellsite, in Israel).  The planned subsidiary, which would be 51% owned by the Company and 49% by Aladdin, is to purchase Aladdin’s drilling rig for an initial payment of $7 million and a series of $1 million additional payments that are anticipated to coincide with our planned drilling of seven additional wells in Israel during the next few years. The funds for the purchase of the rig are to be provided by the Company. The Company plans with Aladdin are subject to a number of events, including satisfactory completion of due diligence, the raising of additional capital and the negotiation and execution of definitive agreements relating to the establishment of Zion Drilling, Inc.

In April 2010, following production and other testing, management concluded that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth # 2 well and, accordingly, it temporarily suspended operations on the Ma’anit-Rehoboth #2 well. As a result, the Company has determined that it will be recording a non-cash impairment charge of approximately $19,500,000 to its unproved oil and gas properties for the quarter ended June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN DESCRIPTION OF BUSINESS SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	exploration, development, and drilling plans;
•	future general and administrative expenses;
•	future exploration;
•	future geophysical and geological data;
•	growth strategies;
•	new prospects and drilling locations;
•	future capital expenditures;
•	sufficiency of working capital;
•	plans regarding and ability to raise additional capital;
•	drilling plans;
•	availability and costs of drilling rigs;
•	timing or results of any wells;
•	interpretation and results of seismic surveys or seismic data;
•	permit, license and lease rights;
•	participation of operating partners;
•	legislative and regulatory initiatives, their potential results and effects; and
•	any other statements regarding future operations, financial results, opportunities, growth, business plans, and strategies.

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

Overview

Zion Oil is an initial stage oil and gas exploration company with a history of over ten years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company.  The Company currently holds two petroleum exploration licenses, named the “Joseph License” and the “Asher-Menashe License” and one preliminary exclusive petroleum exploration permit named the Issachar-Zebulun” permit. In total, Zion’s total petroleum exploration areas is approximately 327,100 acres.

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

To date, we have completed drilling two exploratory wells in the Joseph License area and are in the process of drilling one exploratory well in the Asher Menashe License Area. The first exploratory well, named the Ma’anit #1 well, was drilled to a depth of 15,842 feet (4,829 meters) to the Triassic formation with encouraging but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007 we abandoned the well. In 2009, we drilled an additional well (the Ma’anit-Rehoboth #2 well), ‘directionally’ to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was both to appraise the apparent findings of the Ma’anit #1 in the Triassic (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian horizons at a depth of between approximately (16,000 and 18,000 feet). The well penetrated a number of geologic formations that have been preliminarily deemed to have hydrocarbon potential and, during the drilling, we retrieved a small quantity of crude oil.  In February 2010, we began completions/testing of the Ma’anit-Rehoboth #2 well. In April 2010, following the completion of  testing procedures, we determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, we suspended drilling operations in that well.  In connection with this decision, we will recognize a non-cash impairment charge to our unproved oil and gas properties for the quarter ended June 30, 2010.

In October 2009, utilizing the 2,000 horsepower drilling rig used to drill Zion’s Ma’anit-Rehoboth #2 well, we commenced drilling an additional well (the Elijah #3 well), within the Asher-Menashe License area, toward the Triassic geological formation, which is expected below approximately 10,000 feet (3,048 meters). As of February 2, 2010, we drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe. Following the decision to temporarily suspend drilling operations at the Elijah #3 well, we transferred the rig to the Ma’anit-Rehoboth #2 well to conduct testing procedures. During 2010, we plan to acquire field seismic in the vicinity of the Elijah #3 well and intend to resume drilling activity in the Elijah #3 well at the earliest appropriate time.

As the Ma'anit-Rehoboth #2 well did not reach the Permian geological formation beneath the Joseph license area, we are currently planning to drill a subsequent well, named by us the "Ma'anit-Joseph #3 well" at a final location likely near the Ma'anit-Rehoboth #2 well.  The drilling of the Ma'anit-Joseph #3 well is planned to test the Permian geological formation. We have started the permitting process and are in discussions with the owners of our current drilling rig to drill this future well.

Recent Development

On April 9, 2010, we and Aladdin Middle East Ltd (AME), the drilling rig operator who oversaw the drilling of the Ma’anit-Rehoboth #2 well and the Elijah #3 well, signed a Memorandum of Understanding which outlines plans to establish a subsidiary, tentatively named Zion Drilling, Inc., for the purpose of purchasing and operating Aladdin’s 2,000 horsepower drilling rig (currently located at Zion's Ma'anit-Rehoboth #2 wellsite, in Israel).  The planned subsidiary, which would be 51% owned by us and 49% by Aladdin, is to purchase Aladdin’s drilling rig for an initial payment of $7 million and a series of $1 million additional payments that are anticipated to coincide with our planned drilling of seven additional wells in Israel during the next few years. As the funds for the purchase of the rig are to be provided by us, we need to raise sufficient funds to effect these plans. Our plans with Aladdin are subject to a number of events, including satisfactory completion of due diligence, the raising of additional capital and the negotiation and execution of definitive agreements relating to the establishment of Zion Drilling, Inc.

Going Concern Basis

Our unaudited interim financial statements for the period ended March 31, 2010 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations.  The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations.  The uncertainty of these conditions in the past has raised substantial doubt about our ability to continue as a going concern.  The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Oil and Gas Properties

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

 As planned, the Company used the Ma’anit #1 wellbore, down to approximately 9,842 feet (3,000 meters), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well was directionally drilled from that point to penetrate the middle and the lower Triassic.  The Company drilled this well to a depth of 17,913 feet (5,460 meters) and, after initial testing of the lower open hole section of the well using a workover rig, in December 2009, conducted further testing of the well in 2010.  Subsequent to drilling the Ma’anit-Rehoboth #2 well and after analysis of all the data collected, we identified several ‘zones of interest' warranting further investigation. In February 2010, we began completion and production testing of the Ma’anit-Rehoboth #2 well. In April 2010, following the completion of our testing procedures, we determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and have accordingly suspended drilling operations in that well. As a result, we will be recording a non-cash impairment charge of approximately $19,500,000 to our unproved oil and gas properties for the quarter ending June 30, 2010.

Financial Statements in United States Dollars

Although both our properties and our principal operations are in Israel, we report all our transactions in United States dollars. Certain of the dollar amounts in the financial statements may represent the dollar equivalent of other currencies.

Accounting for Income Taxes

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

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

Liquidity and Capital Resources

We believe that our currently available cash resources will be sufficient to enable us to meet our needs in carrying out our plans through September 2010. We will need to raise additional funds to maintain operations beyond that date in order to realize our business plan, including establishing Zion Drilling, Inc. We will need to raise funds by attracting additional investment in our company or additional parties to join our drilling operations. We have no commitments for any such financing or participation and no assurance can be provided that we will be successful in attracting any such investment.

In May 2010, we launched a rights offering to raise up to $50 million. Under the pending rights offering, we distributed to each holder of record as of close of business on May 6, 2010, at no charge, .5 of a subscription right for each share held as of such date (i.e., one subscription right for each two shares of common stock). Each whole subscription right entitles the stockholder to purchase one share of common stock at the purchase price of $5.00 per share. The rights offering   is scheduled to terminate on June 30, 2010, subject to our right to extend the offering.  No assurance can be provided that we will be able to raise any significant funds from the rights offering. The pending rights offering is being conducted via an existing effective shelf registration statement on Form S-3 that was declared effective on April 16, 2010.

Our working capital (current assets minus current liabilities) was $11,969,000 at March 31, 2010 and $19,741,000 at December 31, 2009. The decrease in working capital is primarily attributable to drilling-related expenditures.

We recorded during the three months ended March 31, 2010 expenses that we paid in the amount of $13,000 related to the rights offering from 2009.  No cash was provided by financing activities during the three month period ended March 31, 2009.  Net cash used investing activities was $6,689,000 for the three months ended March 31, 2010 and $585,000 for the three month period ended March 31, 2009, which was used primarily for drilling related expenditures.

On March 31, 2010, we had cash and cash equivalents in the amount of $12,349,000, compared to $20,734,000 at December 31, 2009.  On May 13, 2010, we had cash and cash equivalents in the amount of $5,159,000. The decrease in cash resources at March 31, 2010 is primarily attributable to drilling related expenditures.

To date, we have funded our operations primarily through the issuance of our securities. Our recent financings are discussed below.

Between October 24, 2008 and January 9, 2009, we raised from a follow-on public offering gross proceeds of $6,663,000 from the sale of units of our securities, of which $240,000 was for debt conversion. Each unit offered in the follow-on offering consisted of (i) one share of common stock, par value $.01 per share and (ii) one warrant to purchase one share of common stock at a per share exercise price equal to $7.00. We utilized the amounts raised in the follow on public offering to commence drilling the above referenced Ma’anit Rehoboth #2 well.

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

Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Revenue.  We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses.  General and administrative expenses were $1,357,000 for the three month period ended March 31, 2010 compared to $995,000 for the three month period ended March 31, 2009.  The increase is attributable to higher salary expenses and legal and professional fees.  Legal and professional fees were $352,000 for the three month period ended March 31, 2010 compared to $234,000 for the three month period ended March 31, 2009.  This increase is due to legal fees incurred in connection with contract negotiations and review for drilling related service providers, as well as for the Memorandum of Understanding related to Zion Drilling, Inc.  Salary expenses were $686,000 for the three month period ended March 31, 2010 compared to $500,000 for the three month period ended March 31, 2009.  The higher salary expenses are related to additional staff and management being added.  Other general and administrative expenses were $319,000 for the three month period ended March 31, 2010 compared to $261,000 for the three month period ended March 31, 2009.  The increase is related to increased marketing efforts and travel costs.

Interest income, net.  Interest income, net was ($3,000) for the three-month period ended March 31, 2010 as compared to $3,000 for the three months ended March 31, 2009.  The decline in interest income was due to a severe decline in the interest rates being paid on cash balances by the banks.  Interest expense for these periods was negligible.

Net Loss.   Net loss was $1,360,000 for the three-month period ended March 31, 2010 compared to $916,000 for the three month period ended March 31, 2009. The increase in net loss during the three months ended March 31, 2010 compared to the corresponding period in 2009 is attributable to expanded staff and higher legal and professional fees.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent weakness of the US Dollar in the international markets has been equally reflected against NIS and this may continue in the future. Since December 31, 2008, 2007 and 2006, to the current date, the US Dollar has devalued by approximately 1%, 2% and 11% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. We do not currently hedge against currency exchange rate risks.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2010, we had cash, cash equivalents and marketable securities of approximately $ 12.3 million. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2010 was approximately 1%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2010, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

During the quarter ended March 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2010, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Sandra F. Green
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Sandra F. Green, Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	May 14, 2010	Date:	May 14, 2010