Form 10-Q
period 2010-06-30
ZION OIL & GAS INC
filed 2010-08-09
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2010; or

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

As of August 9, 2010, Zion Oil & Gas, Inc. had outstanding 21,220,515 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of

	June 30	December 31
	2010	2009
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	9,579	20,734
Prepaid expenses and other	645	647
Deferred offering costs	123	-
Tax refunds receivable	614	961
Total current assets	10,961	22,342

Unproved oil and gas properties, full cost method (see Note 2A)	14,420	23,759

Property and equipment at cost
Net of accumulated depreciation of $97,200 and $82,000, at June 30, 2010 and December 31, 2009 respectively	164	78

Other assets
Assets held for severance benefits	62	46
Total other assets	62	46

Total assets	25,607	46,225

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	769	159
Asset retirement obligation	50	50
Accrued liabilities	201	1,915
Deferred officers compensation	246	477
Total current liabilities	1,266	2,601

Provision for severance pay	294	185

Total liabilities	1,560	2,786

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; 50,000,000 shares authorized:
2010 – 18,749,398 shares and 2009 – 18,706,601 shares
issued and outstanding	187	187
Additional paid-in capital	77,575	72,081
Deficit accumulated in development stage	(53,715)	(28,829)
Total stockholders’ equity	24,047	43,439

Total liabilities and stockholders' equity	25,607	46,225

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

					Period from
					April 6, 2000
	For the three month period		For the six month period		(inception) to
	ended June 30		ended June 30		June 30
	2010	2009	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	143	233	495	467	6,450
Salaries	753	900	1,439	1,400	9,507
Other	526	214	845	475	5,843
Impairment of unproved oil and gas properties	22,022	-	22,022	-	31,516
Loss from operations	(23,444)	(1,347)	(24,801)	(2,342)	(53,316)

Other expense, net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	76	80
Interest (expense) income, net	(82)	15	(85)	18	48

Loss before income taxes	(23,526)	(1,332)	(24,886)	(2,248)	(53,715)
Income taxes	-	-	-	-	-

Net loss	(23,526)	(1,332)	(24,886)	(2,248)	(53,715)

Net loss per share of common stock - basic and diluted (in US$)	(1.25)	(0.11)	(1.33)	(0.18)	(6.39)

Weighted-average shares outstanding – basic and diluted (in thousands)	18,749	12,251	18,740	12,222	8,400

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited)

						Deficit
					Additional	accumulated
	Preferred Stock		Common Stock		paid-in	in development
	Shares	Amount	Shares	Amount	capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances April 6, 2000	-	-	-	-	-	-	-

Issued for cash ($0.001 per share)	-	-	2,400	* -	2	-	2

Issuance of shares and warrants in a private offering ($1 per share)	-	-	100	* -	100	-	100

Costs associated with the issuance of shares	-	-	-	-	(24)	-	(24)

Waived interest on conversion of debt	-	-	-	-	* -	-	* -

Value of warrants granted to employees	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(5)	(5)
Balances as of December 31, 2000	-	-	2,500	* -	80	(5)	75

Issuance of shares and warrants in a private offering in January 2001 ($1 per share)	-	-	135	* -	135	-	135

Issuance of shares and warrants in a private offering which closed in September 2001 ($1 per share)	-	-	125	* -	125	-	125

Payment of accounts payable through issuance of shares and warrants	-	-	40	* -	40	-	40

Payment of note payable through issuance of shares and warrants	-	-	25	* -	25	-	25

Issuance of shares and warrants in a private offering which closed in November 2001 ($1 per share)	-	-	175	* -	175	-	175

Costs associated with the issuance of shares	-	-	-	-	(85)	-	(85)
Waived interest on conversion of debt	-	-	-	-	1	-	1
Value of warrants granted to employees	-	-	-	-	37	-	37
Value of warrants granted to directors and consultants	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(207)	(207)
Balances as of December 31, 2001	-	-	3,000	* -	536	(212)	324

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited)(cont’d)

						Deficit
					Additional	accumulated
	Preferred Stock		Common Stock		paid-in	in development
	Shares	Amount	Shares	Amount	capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Change in par value of common shares from $ 0.0001 per share to $0.01 per share	-	-	-	30	(30)	-	-

Issuance of shares and warrants in a private offering which closed in January 2002 ($1 per share)	-	-	20	* -	20	-	20

Issuance of shares and warrants in a private offering which closed in November 2002 ($10 per share)	25	* -	22	* -	254	-	254

Payment of accounts payable through issuance of preferred shares and warrants	13	* -	-	-	127	-	127

Payment of accounts payable through issuance of common shares and warrants	-	-	111	1	131	-	132

Payment of note payable through issuance of shares and warrants	5	* -	-	-	50	-	50

Payment of accounts payable to employee through issuance of shares upon exercise of warrants	-	-	400	4	76	-	80

Costs associated with the issuance of shares	-	-	-	-	(160)	-	(160)

Waived interest on conversion of debt	-	-	-	-	3	-	3

Deferred financing costs on debt conversions / modifications	-	-	-	-	21	-	21

Value of warrants granted to employees	-	-	-	-	1	-	1

Value of warrants granted to directors and consultants	-	-	-	-	13	-	13

Net loss	-	-	-	-	-	(403)	(403)

Balances as of December 31, 2002	43	* -	3,553	35	1,042	(615)	462

*  Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

						Deficit
					Additional	accumulated
	Preferred Stock		Common Stock		paid-in	in development
	Shares	Amount	Shares	Amount	capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares in connection with executive employment	-	-	50	1	49	-	50

Issuance of share on warrants exercise	-	-	165	2	31	-	33

Issuance of dividend shares to record holders as of December 31, 2002	4	* -	-	-	* -	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -	-	-	105	-	105
for reduction of accounts payable	5	* -	-	-	45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -	-	-	10	-	10

Payment of account payable through issuance of shares and warrants	* -	* -	-	-	1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)	* -	763	7	(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-	-	33	* -	99	-	99
for reduction of accounts payable	-	-	3	* -	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-	-	25	* -	25	-	25
for reduction of accounts payable	-	-	124	1	142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-	-	63	1	82	-	83

Payment of account payable through issuance of shares	-	-	80	1	139	-	140

Costs associated with the issuance of shares	-	-	-	-	(58)	-	(58)

Value of warrants granted to employees	-	-	-	-	47	-	47

Deferred financing costs on debt conversions / modifications	-	-	-	-	(10)	-	(10)

Net loss	-	-	-	-	-	(873)	(873)

Balances as of December 31, 2003	-	-	4,859	48	1,751	(1,488)	311
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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	*-	*-	3	-	3

Funds received from option exercises	40	*-	*-	-	*-
Funds received from Rights Offering	-	-	5,042	-	5,042

Value of shares granted to consultants for services	2	*-	15	-	15

Value of options or warrants granted to employees	-	-	447	-	447

Costs associated with the issuance of shares	-	-	(13)	-	(13)

Net loss	-	-	-	(24,886)	(24,886)

Balances as of June 30, 2010	18,748	187	77,575	(53,715)	24,047

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the six month		(inception) to
	period ended June 30		June 30
	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(24,886)	(2,248)	(53,715)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	15	10	103
Officer, director and other fees, paid via common stock	15	10	2,330
Cost of options or warrants issued to employees, directors & others	447	682	2,553
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	22,022	-	31,516
Asset retirement obligation	-	-	50
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	2	(113)	(645)
Increase in deferred offering costs	(123)	14	(123)
Tax refunds receivable	347	(982)	(614)
Provision for severance pay, net	93	34	232
Accounts payable	610	29	1,417
Accrued liabilities	(1,714)	1,965	201
Increase (decrease) in deferred officers' compensation	(231)	(1,219)	486
Net cash used in operating activities	(3,403)	(1,818)	(15,531)

Cash flows from investing activities
Acquisition of property and equipment	(101)	(3)	(269)
Investment in unproved oil and gas properties	(12,683)	(4,603)	(46,086)
Net cash used in investing activities	(12,784)	(4,606)	(46,355)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	5,045	23,738	74,652
Costs associated with the issuance of shares	(13)	(365)	(3,776)
Net cash provided by financing activities	5,032	23,373	71,465

Net increase (decrease) in cash and cash equivalents	(11,155)	16,949	9,579
Cash and cash equivalents – beginning of period	20,734	1,726	-
Cash and cash equivalents– end of period	9,579	18,675	9,579

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the six month		(inception) to
	period ended June 30		June 30
	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	14	4	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of accounts payable through issuance of common stock	-	6	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	120	940
Value of warrants and options granted to directors and consultants		328
Value of warrants and options granted to employees		354
Value of warrants granted to underwriters	-	-	99
Value of shares gifted to directors, employees and service providers	-	4
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

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

Licenses

(1) The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License had an initial three-year term that ran from June 10, 2007 through June 9, 2010, and as of May 17, 2010, has been extended for an additional one-year period ending June 9, 2011.  At the option of the Israeli Petroleum Commissioner, the Asher-Menashe License may be extended for additional one-year periods up to 2014, as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the terms of the Asher-Menashe License, as extended, the Company is required (i) to sign an agreement with an appropriate geological services provider to acquire at least 30 kilometers of 2D seismic by August 1, 2010, (ii) to commence the seismic survey by October 1, 2010, (iii) to process and integrate the results of the new seismic survey with existing seismic lines and file a report with the Israeli Petroleum Commissioner by February 1, 2011, (iv) to identify a new drilling prospect in the Asher-Menashe License area by April 1, 2011 and (v) to sign a drilling contract to drill to the Permian geological layer by May 1, 2011 and to complete such drilling during 2011. The areas covered by the Asher-Menashe License include the Elihah-3 well.

On May 20, 2010, the Company entered into an agreement with the Geophysical Institute of Israel (“GII”) to acquire approximately 32 kilometers of field seismic in the Asher-Menashe License area, thereby satisfying the first condition under the Company’s Asher-Menashe License.  On June 20, 2010, GII commenced field acquisition of seismic data in the Company’s Asher-Menashe License area, thereby satisfying the second condition under the Company’s Asher-Menashe License.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

(2) The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License had an initial three-year term that ran from October 11, 2007 through October 10, 2010 and, as of April 22, 2010, has been extended for an additional one-year period ending October 10, 2011.  The Joseph License may be extended for additional one-year periods up to 2014, as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well, drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells, as well as the planned Ma'anit Joseph #3 well.  Under the terms of the Joseph License, as extended, the Company is required (i) to submit to the Israeli Petroleum Commissioner a report as to the production testing of Zion’s Ma’anit-Rehoboth #2 well by October 1, 2010 and (ii) to start drilling, by January 1, 2011, a well to the Permian geological layer.  Between May 2009 and October 2009, the Company drilled the Ma’anit-Rehoboth #2 well to a depth of approximately 5,460 meters (17,913 feet).  In April 2010, the Company conducted production tests on several zones of interest identified during the drilling of the Ma’anit-Rehoboth #2 well.  The productions tests indicated that commercial quantities of hydrocarbons were not present in the Ma’anit Rehoboth #2 well.  Work on this well was subsequently suspended and an impairment charge was recognized during the quarter ended June 30, 2010.  (See Note 2A).

Additionally, in April 2010, the Company commenced preparations to drill a new well, the Ma’anit-Joseph #3 well, on the Company’s Joseph License.  The Company plans to commence drilling the Ma’anit-Joseph #3 well in August or September 2010 to assess the hydrocarbon potential of the Permian geological layer.

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
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

The Company contracted with GII on May 20, 2010 to acquire 32 kilometers of field seismic on its Issachar-Zebulun Permit.  In June 2010, field acquisition of seismic was successfully completed and it is anticipated that, by October 2010, the collected data will be processed and interpreted for use in the Company's geologic model of the area.

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

In May 2009, the Company commenced drilling the Ma’anit-Rehoboth #2 well to a depth of approximately 5,460 meters (17,913 feet), utilizing a 2,000 horsepower drilling rig and rig crews. The Company completed drilling and logging the well in September 2009. During the drilling of this well, the Company reported that it had positive indications that the well contained hydrocarbon bearing zones and identified several such ‘zones of interest'.  In December 2009, using a workover rig, swabbing and preliminary completion testing took place. During the preliminary completion testing, small quantities of crude oil were produced, but further testing procedures were required to determine whether the Company made a discovery of a hydrocarbon reservoir and, if so, whether it is commercially viable.  Production testing of the Ma’anit-Rehoboth #2 well commenced in February 2010.  In April 2010, following the completion of the production testing procedures, the Company determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well.  The Company accordingly suspended drilling operations on the Ma’anit-Rehoboth #2 well and took an impairment charge during the quarter ended June 30, 2010. (See Note 2A).

On October 20, 2009, the Company commenced drilling the Elijah #3 well on the Asher-Menashe License. The Company targeted the Elijah #3 well to be drilled toward the Triassic geological formation.  The Company also planned to continue drilling to the Permian geological formation, down to a total depth below 5,182 meters (17,000 feet).  As of January 15, 2010, the Company drilled the Elijah #3 well to a depth of 10,938 feet (3,334 meters).  In early February 2010, the Company temporarily suspended drilling operations in the well following unsuccessful efforts to retrieve a stuck pipe.  The Company decided to acquire approximately 32 kilometers of additional field seismic data (in Zion’s Asher-Menashe License area) to help resolve certain questions regarding the geology of the area surrounding the Elijah #3 well.  The acquisition of seismic and subsequent processing is anticipated to be completed by the end of 2010.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

A.	Nature of Operations (cont’d)

The drilling rig and crew, utilized in the Ma’anit-Rehoboth #2 well and the Elijah #3 well, are owned and operated by Aladdin Middle East Ltd. (“Aladdin”), a Turkish based drilling rig operator. (See Note 6J).

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

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2009.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

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

In June 2007, following the analysis of the results of the testing of the Company’s Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities. As a result of the unsuccessful Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, the Company recorded in June 2007 an impairment charge of $9,494,000 to its unproved oil and gas properties.

As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,000 meters (9,842 feet), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well was directionally drilled from that point to penetrate the middle and the lower Triassic.  The Company drilled this well to a depth of 5,460 meters (17,913 feet). In April 2010, following production and other testing, management concluded that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth # 2 well. Accordingly, the Company recorded a non-cash impairment charge of $22,022,000 in the quarter ended June 30, 2010 to its unproved oil and gas properties.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses and one petroleum exploration permit: (a) The Joseph License, in respect of which two wells have been drilled and planning is under way for a third well, the Ma’anit-Joseph #3 well; (b) the Asher-Menashe License, in respect of which drilling operations have been temporarily suspended on the Elijah #3 well pending the acquisition, processing and interpretation of additional seismic data; and (c) the Issachar-Zebulun Permit, in respect of which a work program to interpret and process seismic data (which was obtained in June 2010) is currently underway.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 2 - Summary of Significant Accounting Policies (cont’d)

A.	Nature of Operations (cont’d)

The Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $22,022,000 the Company’s unproved oil and gas properties consist of capitalized exploration costs of $14,420,000 at June 30, 2010.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30 2010	December 31 2009
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	11,936	20,823
Capitalized salary costs	561	1,003
Legal costs and license fees	1,385	922
Other costs	538	1,011

	$14,420	$23,759

Impairment of unproved oil and gas properties comprised as follows:

	For the six month period ended
	June 30 2010	June 30 2009	Period from April 6, 2000 (inception) to June 30, 2010
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	20,419	-	28,378
Capitalized salary costs	620	-	1,303
Legal costs and license fees	-	-	509
Other costs	983	-	1,326
	22,022	-	31,516

B.   Net Loss per Share Data

Diluted net loss per share is the same as basic net loss per share as the inclusion of 1,016,729 and 1,101,753, common stock equivalents in the second quarter of 2010 and 2009, respectively, would be anti-dilutive.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

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

Note 3 – Fair Value of Financial Instruments

The Company’s financial assets and liabilities consist of cash and cash equivalents and trade payables.  The carrying amount of these financial instruments approximate fair value.  Assets held for severance benefits are recorded at their current cash redemption value.

Note 4 - Stockholders’ Equity

A.	Third Rights Offering

On January 28, 2010, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to a shelf offering. The registration statement, as subsequently amended on March 26, 2010, was declared effective on April 16, 2010.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 4 - Stockholders’ Equity (cont’d)

A.	Third Rights Offering (cont’d)

Utilizing the effective registration statement, in May 2010, the Company launched a rights offering to raise up to $50 million (the “Third Rights Offering”).   Under the Third Rights Offering, the Company distributed to each holder of record as of the close of business on May 6, 2010, at no charge, .5 of a subscription right for each share held as of such date (i.e., one subscription right for each two shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share. Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Third Rights offering, originally scheduled to terminate on June 30, 2010, was extended to July 15, 2010, whereupon it terminated.  As of June 30, 2010, the Company had received subscriptions for 1,008,400 shares of common stock, resulting in proceeds of $5,042,000 at quarter end.  Between July 1, 2010 and July 15, 2010, the Company received additional subscriptions of 1,462,717 shares of common stock, resulting in additional proceeds of $7,313,585.  In total, the Company received subscriptions for a total of 2,471,117 shares, resulting in gross proceeds of $12,355,585.  After deducting $123,000 in offering costs, the Company received net proceeds of $12,232,585. (See Note 7).

B.	2005 Stock Option Plan

In January 2010, the Company’s Board agreed to and approved the following option award grants under the 2005 Stock Option Plan: (a) to one employee for the purchase of 20,000 shares of common stock at an exercise price of $0.01 per share through January 31, 2020 (these options vest in four equal tranches of four vesting periods of 5,000 options each, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods (b) to one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 (these options vest in four equal tranches of four vesting periods of 10,000 options each, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods (c) to one employee for the purchase of 25,000 shares of common stock at an exercise price of $7.15 per share through December 31, 2014 (these options vest in four equal tranches of four vesting periods of 6,250 options each, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods (e) to one employee for the purchase of 12,000 shares of common stock at an exercise price of $7.15 per share through December 31, 2014 (these options vest in four equal tranches of four vesting periods of 3,000 options each, on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010), which will be charged according to the vesting periods. In January 2010, the Company’s Board agreed to and approved an option award grant under the 2005 Stock Option Plan to one employee pursuant to which such employee is to be awarded, at the end of each quarter, fully vested options exercisable through January 31, 2020 at a per share exercise price of $0.01, to purchase such number of shares of the Company Common Stock as shall equal $12,500 divided by the closing price on the last trading day of the calendar quarter of the Company’s publicly traded share of Common Stock, but in no event at a per share price of less than $5.00.  Pursuant thereto, the employee received a first quarter award to purchase up to 2,022 shares of common stock and a second quarter option award to purchase up to 2,481 shares of common stock.  The expenses are amortized based on the vesting periods, posting appropriate amounts each quarter.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 4 - Stockholders’ Equity (cont’d)

C.	Fair Value of Warrants and Options

The Company has reserved 1,516,679 shares of common stock as of June 30, 2010 for the exercise of warrants and options to employees and non-employees, of which 1,016,729 are outstanding. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at June 30, 2010 and 2009 and the period from April 6, 2000 (inception) to June 30, 2010. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise		Number of	Expiration	Warrants or
	price		shares	Date	Options
	US$
To non-employees
	8.25		58,000	June 16, 2012	Options
To employees and directors
	5.00		66,667	December 31, 2010	Options
	8.25		50,000	June 16, 2012	Options
	7.97		50,000	December 31, 2014	Options
	7.15		37,000	December 31, 2014	Options
	0.01		123,882	December 3, 2017	Options
	0.01		24,501	January 31, 2020	Options
To investors
	7.00		606,679	January 31, 2012	Warrants
	6.04	*	1,016,729

*  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2008 to:
Employees, officers and directors	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Investors in Follow On Public Offering	416,404	7.00
Expired/Cancelled	(705,684)	2.61
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2008	763,574	4.52

Granted to:
Employees, officers and directors	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Cancelled	(40,000)	5.22
Exercised	(180,810)	6.62
Outstanding, December 31, 2009	994,703	6.14

Granted to:
Employees, officers and directors	101,501	2.61
Exercised	(40,475)	0.09
Expired/Cancelled	(39,000)	5.87
Outstanding, June 30, 2010	1,016,729	6.04

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 4 - Stockholders’ Equity (cont’d)

C.	Fair Value of Warrants and Options (cont’d)

The following table summarizes information about stock warrants and options outstanding as of June 30, 2010:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	Average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	Exercise	exercise	Outstanding	Life (years)	exercise
			price	price			price
US$			US$	US$			US$

0.01	20,000	7.43	0.01	0.01	103,882	7.43	0.01
0.01	10,000	9.59	0.01	0.01	14,501	9.59	0.01
-	-	-	-	5.00	66,667	0.5	5.00
				7.00	606,679	1.59	7.00

7.15	18,500	4.51	7.15	7.15	18,500	4.51	7.15
7.97	30,000	4.51	7.97	7.97	20,000	4.51	7.97
-	-	-	-	8.25	108,000	1.96	8.25
0.01-7.97	78,500		4.73	0.01-8.25	938,229		6.14

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the six month period ended June 30, 2010 and 2009, and the period from April 6, 2000 (inception) to June 30, 2010, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 4 - Stockholders’ Equity (cont’d)

C.	Fair Value of Warrants and Options (cont’d)

	For the six month period		Period from April 6,
	ended June 30,		2000 (inception) to
	2010	2009	June 30, 2010
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	6.47	7.71	3.00 – 7.71
Dividend yields	-	-	-
Expected volatility	71-79%	59.0 – 71.0%	28.2% - 79%
Risk-free interest rates	2.38-3.84%	1.79 – 2.47%	1.79% - 5.15%

Expected lives	2.19-4.88	1.5 – 4.81	1.74 – 4.88 years

Weighted-average grant date fair value	2.80-6.51	4.93	0.76 - 6.51

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six month periods ended June 30, 2010 and 2009 and the period from April 6, 2000 (inception) to June 30, 2010, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month period		Period from April 6,
	ended June 30,		2000 (inception) to
	2010	2009	June 30, 2010
	US$	US$	US$

Weighted-average fair value of underlying stock at grant date	-	8.23	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	-	71%	32.2% - 99.8%
Risk-free interest rates	-	1.79%	2.8% - 5.50%
Contractual lives	-	3.00	0.56 – 3.17 years
Weighted-average grant date fair value	-	3.91	0.68 – 2.74

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

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through June 30, 2010, the Company’s stock volatility is based on actual trading of the Company’s stock.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 4 - Stockholders’ Equity (cont’d)

D.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three and six month periods ended June 30, 2010 and 2009 and from April 6, 2000 (inception) to June 30, 2010 amounted to $176,000, $447,000, $198,000, $354,000 and $2,049,000, respectively.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 4 - Stockholders’ Equity (cont’d)

D.	Compensation Cost for Warrant and Option Issuances (cont’d)

As of June 30, 2010, there was $171,000 of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
July 1 - December 31, 2010	142
For the year ended December 31, 2011	27
For the year ended December 31, 2012	2
171

E.	Warrant Descriptions

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 4 - Stockholders’ Equity (cont’d)

F.	Gift Shares (cont’d)

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

Note 5 - Related Party Transactions

The Company had $246,000 of deferred officers’ compensation at June 30, 2010 which represents payables to officers and directors of the Company.  This amount was paid in full on August 2, 2010.  (See Note 7).  Such officers have committed to defer payments of these sums through 2010.  (See Note 6F).

At December 2009, deferred officers’ compensation was $477,000, which was paid during the first quarter of 2010.

In December 2008 and January 2009 two of the Company’s then senior officers purchased Units in the Follow On Public Offering through the non-cash conversion of amounts then owed to them in respect of deferred salaries and other payments in the aggregate amount of $140,000.

Richard J. Rinberg

In October 2005 Mr. Rinberg was elected President of the Company and effective November 1, 2005, entered into a two year Retention and Management Agreement with the Company (the “Retention Agreement”).  Pursuant to the Retention Agreement, Mr. Rinberg was awarded 200,000 shares of common stock (the “Rinberg Shares”) of the Company valued at $500,000 as compensation for his services during the two-year period beginning November 1, 2005, subject to restrictions and vesting requirements.  The Rinberg Shares were subject to repurchase by the Company at $0.01 per share if Mr. Rinberg had left his position with the Company prior to October 31, 2007.  In May 2006, the Company issued the Rinberg Shares to a trust company for the benefit of Mr. Rinberg.

Note 6 - Commitments and Contingencies

A.	Environmental Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells or the operation thereof.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 6 - Commitments and Contingencies (cont’d)

A.	Environmental Matters (cont’d)

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

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At June 30, 2010 or December 31, 2009, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of June 30, 2010 or December 31, 2009, the Company did not have any outstanding obligation in respect of the plan.

D.	Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty in the Company's current Israeli oil and gas interests has been assigned to each charitable organization (6% overriding interest in the aggregate).  At June 30, 2010 or December 31, 2009, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

E.	Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 and plan to drill the Ma’anit-Joseph #3 well, are held under long-term lease by Kibbutz Ma’anit (the “Kibbutz”) with the Israel Lands Authority (the “Authority”).  Permission necessary to use the drill site for the Ma’anit Joseph #3 well, to conduct petroleum operations has been granted to the Company by the Kibbutz in consideration for a fee of approximately $50,000 for the period up to October 10, 2010 and $5,000 for each year thereafter.

The surface rights to the drill site from which the Company drilled the Elijah #3 are held under long-term lease by Kibbutz Ein Carmel with the Authority. Permission necessary to enter and use the drill site to conduct petroleum operations on the Elijah #3 has been granted to the Company by the Kibbutz in consideration for a one-time fee of approximately $124,000.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 6 - Commitments and Contingencies (cont’d)

E.	Surface Rights of Drilling Operations (cont’d)

Permission of the Israel Lands Authority for the use of the surface rights is also required. The consent for Ma'anit Rehoboth #2 and Elijah #3 were obtained but such consents are scheduled to terminate on August 13, 2010 with respect to Ma'anit Rehoboth #2 well and October 11, 2010 with respect to Elijah #3 well. The Company is in the process of obtaining an extension to the consent for Ma'anit-Rehoboth #2 well. The Company is also in the process of obtaining the requisite permission for Ma'anit-Joseph 3.

F.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,277,000 on an annual basis.  Most of these officers and employees have agreed to continue to defer a portion of their pay during 2010 (See Note 5).  During the six month period ended June 30, 2010, $435,000 of amounts previously deferred was paid to executives and employees.

H.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas, Texas under a lease which expires on October 31, 2011. The monthly rent was $4,000 during the twelve-month period ending October 31, 2008, was $4,500 during the twelve-month period ending October 31, 2009, is $4,600 for the twelve-month period ending October 31, 2010 and will be $4,700 during the twelve-month period ending October 31, 2011.

During July 2005, the Company entered into a rental agreement for approximately 3,165 square feet of office space in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. The Company subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six months each (through January 31, 2010).  The Company has subsequently entered into an additional six-month extension, followed by two additional six-month option periods.  The monthly rental cost during this extended period continues at $3,000.

In March 2010, the Company leased approximately 500 square feet of office space in State College, Pennsylvania for its President and Chief Operating Officer.  The initial lease is for 12 months, expiring at the end of February 2011.  The monthly rental amount is $525.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 6 - Commitments and Contingencies (cont’d)

H.	Lease Commitments (cont’d)

The future minimum lease payments as of June 30, 2010 are as follows:

US$ thousands
2010	46
2011	57
103

I.	Contract with Geophysical Institute of Israel

On January 31, 2010, in connection with planned seismic, magnetic and gravimetric surveys on the Issachar-Zebulun permit area, the Company entered into another agreement with GII to acquire necessary data.  On May 14, 2010, the Company entered into an amended agreement with GII to obtain additional seismic data in the Company’s Asher Menashe License from the area surrounding the Elijah #3 well.  The agreement, as amended, provides for a 64-kilometer program, subject to increase or decrease by the Company, with approximately 32 kilometers to be acquired on the Issachar-Zebulun Permit and another 32 kilometers to be acquired on the Asher Menashe License.  The agreement, as amended, provides for the survey to be performed by GII on a per kilometer basis at a rate of NIS 44,000 (approximately $11,430) per kilometer.   An initial amount of NIS 150,000 (approximately US $39,000) was paid upon signing of the initial agreement.  Additional amounts of (i) NIS 100,000 (approximately US $26,000) and (ii) a prepayment of NIS 1,000,000 (approximately US $260,000) were paid in connection with the signing of the amended agreement.

J.	Drilling Contract and Memorandum of Understanding

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 6 - Commitments and Contingencies (cont’d)

J.	Drilling Contract and Memorandum of Understanding (cont’d)

However, in April 2009, the parties further amended the contract to eliminate the letter of credit requirement.  In exchange, the Company provided Aladdin with a cash advance in the amount of $300,000 that was to be offset against future payments to Aladdin under the contract.  The contract was again amended, in December 2009, and the Company paid to Aladdin an additional $250,000 cash advance in exchange for the Company being released of its obligation to pay the $550,000 demobilization fee.  Aladdin continues to be bound to reimburse the Company with respect to any demobilization fee it may receive from another operator.

In May 2010, the contract was further amended. Under the terms of the May 2010 amendment, Aladdin and the Company extended the term of the agreement to cover the drilling of the Company’s planned Ma’anit-Joseph #3 well to a depth of 5,900 meters.  In addition, the agreement was further amended in order to transfer to Aladdin the obligation to pay certain taxes that may be owed.  Also under the May 2010 amendment, Aladdin agreed to reimburse the Company for certain insurance premiums incurred by the Company.  The amendment also memorialized an advance, previously remitted by the Company to Aladdin, in an amount of $750,000 and provided that the amount of the advance would be offset against future Aladdin invoices.

During the year ended December 31, 2009 and through June 30, 2010, the Company made payments of $8,854,000 to Aladdin after the deduction of $935,000 for reimbursement of the drill pipe expenditures, $151,000 for reimbursement of expenses paid by the Company on Aladdin’s behalf and $750,000 for reimbursement of a cash advance previously provided by the Company to Aladdin.  The Company has also paid $355,000 to Aladdin for corporate taxes due by Aladdin and paid an advance payment of $550,000 for payment of the demobilization fee, which amount is classified as a prepayment.  The Company remains entitled to a reimbursement or credit of the $550,000 demobilization fee in the event the rig is not moved from Israel.

On April 9, 2010, the Company and Aladdin, signed a Memorandum of Understanding which outlines plans to establish a subsidiary, tentatively named Zion Drilling, Inc., for the purpose of purchasing and operating Aladdin’s 2,000 horsepower drilling rig (currently located at Zion's Ma'anit-Rehoboth #2 wellsite, in Israel).  The planned subsidiary, which would be 51% owned by the Company and 49% by Aladdin, is to purchase Aladdin’s drilling rig for an initial payment of $7 million and a series of $1 million additional payments that are anticipated to coincide with our planned drilling of seven additional wells in Israel during the next few years. The funds for the purchase of the rig are to be provided by the Company. The Company plans with Aladdin are subject to a number of events, including satisfactory completion of due diligence, the raising of sufficient capital and the negotiation and execution of definitive agreements relating to the establishment of Zion Drilling, Inc.

Note 7 - Subsequent Events

(i) On July 15, 2010, the Company's Third Rights Offering, originally scheduled to terminate on June 30, 2010, was terminated. The Company received subscriptions for a total of 2,471,117 shares, resulting in gross proceeds of $12,355,585.  After deducting $123,000 in offering costs, the Company received net proceeds of $12,235,585. Net proceeds are being applied to the Company’s drilling program and other operations.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of June 30, 2010

Note 7 - Subsequent Events (cont’d)

Under the Third Rights Offering, the Company distributed to each holder of record as of close of business on May 6, 2010, at no charge, .5 of a subscription right for each share held as of such date (i.e., one subscription right for each two shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share. Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights.

(ii) By mutual agreement of the Company and Sandra Green, effective July 8, 2010, Ms. Green has resigned from her position as the Company’s Chief Financial Officer and Vice President. Ms. Green’s resignation stemmed from personal reasons. In connection with her resignation, on July 8, 2010, the Company and Ms. Green entered into a settlement agreement terminating Ms. Green’s employment agreement with the Company. Under the agreement, the Company agreed to remit to Ms. Green amounts payable to her in respect of deferred compensation in the approximate amount of $20,000. In accordance with the terms of her employment agreement, the Company will pay to Ms. Green all amounts payable under the employment agreement through January 31, 2011, the scheduled expiration date of her employment. Under the settlement agreement, Ms. Green furnished to the Company a general release.

(iii) On August 2, 2010, the Company paid $246,000 of deferred officers’ compensation which amount represents the balance owed to certain officers of the Company at June 30, 2010.

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

Overview

Zion Oil is an initial stage oil and gas exploration company with a history of over ten years of oil and gas exploration in Israel. We have no revenues or operating income and we are classified as an "exploration stage" company.  The Company currently holds two petroleum exploration licenses, named by the Company, the “Joseph License” and the “Asher-Menashe License” and one preliminary exclusive petroleum exploration permit, named by the Company, the "Issachar-Zebulun” permit. Zion’s total petroleum exploration area is approximately 327,100 acres.

The Joseph License and Asher-Menashe License areas, as well as the Issachar-Zebulun permit area, are contiguous in a similar geologic environment. They are located on a continuous regional high associated with the basement to a Paleozoic Age structure (approximately 280 million years old) that runs parallel to the current coast of Israel primarily onshore, from just off of Haifa to south of Tel Aviv. The regional high is evidenced by gravimetric anomalies in both license areas. This structure and other geologic elements common to both areas, including particularly the Triassic Age (approximately 205-245 million years ago) Ma'anit structure that extends from the Joseph License area into the Asher-Menashe License area, lend themselves to an integrated exploratory program (and, if successful, may lend themselves to an integrated development program).

To date, we have completed drilling two exploratory wells in the Joseph License area and are in the process of drilling one exploratory well in the Asher Menashe License Area. The first exploratory well, named the Ma’anit #1 well, was drilled to a depth of 15,842 feet (4,829 meters) to the Triassic formation with encouraging but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007 we abandoned the well. In 2009, we drilled an additional well (the Ma’anit-Rehoboth #2 well), ‘directionally’ to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was both to appraise the apparent findings of the Ma’anit #1 in the Triassic (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian horizons at a depth of between approximately (16,000 and 18,000 feet). The well penetrated a number of geologic formations that have been preliminarily deemed to have hydrocarbon potential and, during the drilling, we retrieved a small quantity of crude oil.  In February 2010, we began completions/testing of the Ma’anit-Rehoboth #2 well. In April 2010, following the completion of  testing procedures, we determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, we suspended drilling operations in that well.  In connection with this decision, we recognized a non-cash impairment charge to our unproved oil and gas properties for the quarter ended June 30, 2010.

In October 2009, utilizing the 2,000 horsepower drilling rig used to drill Zion’s Ma’anit-Rehoboth #2 well, we commenced drilling an additional well (the Elijah #3 well), within the Asher-Menashe License area, toward the Triassic geological formation, which is expected below approximately 10,000 feet (3,048 meters). As of February 2, 2010, we drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe pending further analysis of the situation.  The Company has recently acquired approximately 32 kilometers of additional field seismic data that will hopefully help to resolve certain questions regarding the geology of the area surrounding the Elijah #3 well.

As the Ma'anit-Rehoboth #2 well did not reach the Permian geological formation beneath the Joseph license area, we are currently planning to drill a subsequent well, named by us the "Ma'anit-Joseph #3 well" at a location near to the Ma'anit-Rehoboth #2 well.  The drilling of the Ma'anit-Joseph #3 well is planned to test the Permian geological formation. We are in the process of obtaining the requisite permits and have signed an agreement with the owners of our current drilling rig to drill this future well. We are currently constructing the well site platform and anticipate ‘spudding’ (commence drilling) the well in August or September 2010.

Recent Development

On July 15, 2010, our rights offering (the “Third Rights Offering”) expired. Under the Third Rights Offering, we distributed to each holder of record as of close of business on May 6, 2010, at no charge, .5 of a subscription right for each share held as of such date (i.e., one subscription right for each two shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share. Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Third Rights offering, originally scheduled to terminate on June 30, 2010, was extended to July 15, 2010.  As of June 30, 2010, the Company had received subscriptions for 1,008,400 shares of common stock, resulting in proceeds of $5,042,000 at quarter end.  Between July 1, 2010 and July 15, 2010, the Company received additional subscriptions of 1,462,717 shares of common stock, resulting in additional proceeds of $7,313,585.  In total, the Company received subscriptions for a total of 2,471,117 shares, resulting in gross proceeds of $12,355,585.  After deducting $123,000 in offering costs, the Company received net proceeds of $12,232,585. Net proceeds are being applied to the Company’s drilling program and other operations.

Going Concern Basis

Our unaudited interim financial statements for the period ended June 30, 2010 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations.  The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations.  The uncertainty of these conditions in the past has raised substantial doubt about our ability to continue as a going concern.  The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 As planned, the Company used the Ma’anit #1 wellbore, down to approximately 9,842 feet (3,000 meters), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well was directionally drilled from that point to penetrate the middle and the lower Triassic.  The Company drilled this well to a depth of 17,913 feet (5,460 meters) and, after initial testing of the lower open hole section of the well using a workover rig, in December 2009, conducted further testing of the well in 2010.  Subsequent to drilling the Ma’anit-Rehoboth #2 well and after analysis of all the data collected, we identified several ‘zones of interest' warranting further investigation. In February 2010, we began completion and production testing of the Ma’anit-Rehoboth #2 well. In April 2010, following the completion of our testing procedures, we determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and have accordingly suspended drilling operations in that well. As a result, we recorded a non-cash impairment charge of $22,022,000 to our unproved oil and gas properties for the quarter ending June 30, 2010.

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

Liquidity and Capital Resources

We believe that our currently available cash resources will be sufficient to enable us to meet our operating requirements in carrying out our plans through December 2010. We will need to raise additional funds to maintain operations beyond that date and in order to realize our business plan, including establishing Zion Drilling, Inc. We will need to raise funds by attracting additional investment in our company or additional parties to join our drilling operations. We have no commitments for any such financing or participation and no assurance can be provided that we will be successful in attracting any such investment.

Our working capital (current assets minus current liabilities) was $9,695,000 at June 30, 2010 and $19,741,000 at December 31, 2009. The decrease in working capital is primarily attributable to drilling-related expenditures.

During the six months ended June 30, 2010, we recorded expenses paid, relating to the second 2009 rights offering, in the amount of $13,000.  Net cash used for financing activities was $10,000 during the six month period ended June 30, 2010 compared to net cash provided of $23,373,000 during the six month period ended June 30, 2009.  The difference is attributable to proceeds from the Second Rights Offering that closed during the period ended June 30, 2009.  Net cash used for investment in the Company's unproved oil and gas properties was $12,784,000 for the six months ended June 30, 2010 and $4,603,000 for the six-month period ended June 30, 2009; these amounts were primarily drilling related expenditures.

On June 30, 2010, we had cash and cash equivalents in the amount of $9,579,000, compared to $20,734,000 at December 31, 2009.  On August 6, 2010, we had cash and cash equivalents in the amount of $14,889,000.  The decrease in cash resources from December 31, 2009 compared to June 30, 2010 is primarily attributable to costs related to the production testing of the Company’s Ma’anit Rehoboth # 2 well and preparation costs related to the Company’s Ma’anit Joseph # 3 well.  The increase in cash resources as of August 6, 2010 compared to June 30, 2010 is primarily attributable to the results of our Third Rights Offering.

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

Most recently, in July 2010, we raised approximately $12.4 million from our 2010 Rights Offering discussed above under the caption "Recent Development".

Results of Operations

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

Revenue.  We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses.  General and administrative expenses were $23,444,000 and $24,801,000 for the three and six month periods ended June 30, 2010, respectively, compared to $1,347,000 and 2,342,000, respectively, for the three and six month periods ended June 30, 2009.  The increase in general and administrative expenses during each of the three and six month periods ended June 30, 2010 compared to the corresponding periods in 2009 is primarily attributable to the impairment charge of $22,022,000 recorded during the three months ended June 30, 2010 in respect of the Ma’anit-Rehoboth #2 well. Legal and professional fees were $143,000 and $495,000 for the three and six month periods ended June 30, 2010, respectively, compared to $233,000 and $467,000, respectively, for the three and six month periods ended June 30, 2009. The decrease in legal and professional fees during the three months ended June 30, 2010 compared to the corresponding period in 2009 is primarily attributable to additional legal fees incurred in the second quarter of 2009.  The increase in legal and professional fees during the six months ended June 30, 2010 compared to the corresponding period in 2009 is primarily attributable to accounting fees incurred in connection with Sarbanes Oxley compliance consultants.  Salary expenses were $753,000 and $1,439,000 for the three and six month periods ended June 30, 2010 compared to $900,000 and 1,400,000 for the three and six months period ended June 30, 2009. The decrease in salary expenses for the three month period ended June 30, 2010 compared to the corresponding period in 2009 is related to expense recognition of option grants in the second quarter of 2009. The increase in salary expenses for the six month period ended June 30, 2010 compared to the corresponding period in 2009 is related to the hiring of additional staff and management.    Other general and administrative expenses were $526,000 and $845,000 for the three and six month periods ended June 30, 2010 compared to $214,000 and $475,000 for the three and six month periods ended June 30, 2009.  The increase in other general and administrative expenses during each of the three and six month periods ended June 30, 2010 as compared to the corresponding periods in 2009 is attributable to increased investor relations efforts and related travel costs.

Interest income/Expense, net.  Interest income/Expense, net was ($82,000) and ($85,000) for the three and six-month periods ended June 30, 2010 as compared to $15,000 and $18,000 for the three and six months ended June 30, 2009.  The decline in interest income was due to a decline in the interest rates being paid on cash balances by the banks as well as a significant currency exchange loss in an amount of approximately $88,000.  Interest expense for these periods was negligible.

Net Loss.   Net loss was $23,526,000 and $24,886,000 for the three and six-month periods ended June 30, 2010 compared to $1,332,000 and $2,248,000 for the three and six month periods ended June 30, 2009. The increase in net loss during the three and six months ended June 30, 2010 compared to the corresponding periods in 2009 is attributable to the impairment charge being recorded during the three months ended June 30, 2010 in respect of the Ma’anit-Rehoboth #2 well.

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

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2010, we had cash, cash equivalents and marketable securities of approximately $9,579,000.  The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2010 was approximately 1%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2010, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

During the quarter ended June 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

None.

ITEM 1A.          RISK FACTORS

During the quarter ended June 30, 2010, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Kent S. Siegel
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Kent S. Siegel, Senior Vice-President and Chief Financial Officer (Principal Financial Officer)

Date:	August 9, 2010	Date:	August 9, 2010