Form 10-Q
period 2010-09-30
ZION OIL & GAS INC
filed 2010-11-08
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2010; or

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

As of November 5, 2010, Zion Oil & Gas, Inc. had outstanding 21,224,397 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page

Item 1 - Financial Statements – Unaudited

Balance Sheets - September 30, 2010 and December 31, 2009	1

Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period from April 6, 2000 (inception) to September 30, 2010	2

Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2010 and the period from April 6, 2000 (inception) to September 30, 2010	3

Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period from April 6, 2000 (inception) to September 30, 2010	13

Notes to Unaudited Interim Financial Statements	15

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	39

Item 4 - Controls and Procedures	40

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	40

Item A – Risk Factors	40

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 - Defaults upon Senior Securities	41

Item 4 – (Removed and Reserved)	41

Item 5 - Other Information	41

Item 6 – Exhibits	41

SIGNATURES	42

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (unaudited) as of September 30, 2010

	September 30	December 31
	2010	2009
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	11,682	20,734
Prepaid expenses and other	700	647
Deferred offering costs	26	-
Tax refunds receivable	537	961
Total current assets	12,945	22,342

Unproved oil and gas properties, full cost method (see Note 2A)	19,538	23,759

Property and equipment at cost
Net of accumulated depreciation of $97,200 and $82,000, at September 30, 2010 and December 31, 2009 respectively	159	78

Other assets
Assets held for severance benefits	68	46

Total assets	32,710	46,225

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,750	159
Asset retirement obligation	50	50
Accrued liabilities	678	1,915
Deferred officers compensation	94	477
Total current liabilities	2,572	2,601

Provision for severance pay	304	185

Total liabilities	2,876	2,786

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; 50,000,000 shares authorized: September 30, 2010 – 21,224,397 shares; December 31, 2009 – 18,706,601 shares issued and outstanding	212	187
Additional paid-in capital	84,770	72,081
Deficit accumulated in development stage	(55,148)	(28,829)
Total stockholders’ equity	29,834	43,439

Total liabilities and stockholders' equity	32,710	46,225

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

					Period from
					April 6, 2000
	For the three month period		For the nine month period		(inception) to
	ended September 30		ended September 30		September 30
	2010	2009	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	138	156	633	623	6,588
Salaries	651	368	2,090	1,768	10,158
Other	746	341	1,591	816	6,589
Impairment of unproved oil and gas properties	-	-	22,022	-	31,516
Loss from operations	(1,535)	(865)	(26,336)	(3,207)	(54,851)

Other expense, net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	76	80
Interest income, net	102	48	17	66	150

Loss before income taxes	(1,433)	(817)	(26,319)	(3,065)	(55,148)
Income taxes	-	-	-	-	-

Net loss	(1,433)	(817)	(26,319)	(3,065)	(55,148)

Net loss per share of common stock - basic and diluted (in US$)	(0.07)	*(0.05)	(1.36)	*(0.23)	*(6.34)

Weighted-average shares outstanding – basic and diluted (in thousands)	20,632	*15,629	19,378	*13,372	*8,694

* Adjusted to reflect bonus element in rights offering, see note 2B.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (unaudited) (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	*-	*-	3	-	3

Funds received from option exercises	44	*-	*-	-	*-
Funds received from Rights Offering	2,471	25	12,331	-	12,356

Value of shares granted to consultants for services	3	*-	15	-	15

Value of options granted to employees	-	-	553	-	553

Costs associated with the issuance of shares	-	-	(213)	-	(213)

Net loss	-	-	-	(26,319)	(26,319)

Balances as of September 30, 2010	21,224	212	84,770	(55,148)	29,834

*  Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30
	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(26,319)	(3,065)	(55,148)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	24	12	112
Officer, director and other fees, paid via common stock	15	4	2,330
Cost of options or warrants issued to employees, directors & others	553	764	2,659
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	22,022	-	31,516
Asset retirement obligation	-	-	50
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(53)	66	(700)
Increase in deferred offering costs	(26)	(22)	(26)
Tax refunds receivable	424	(620)	(537)
Provision for severance pay, net	98	28	237
Accounts payable	1,591	(60)	2,398
Accrued liabilities	(1,237)	920	678
Increase (decrease) in deferred officers' compensation	(383)	(1,231)	334
Net cash used in operating activities	(3,291)	(3,204)	(15,419)

Cash flows from investing activities
Acquisition of property and equipment	(104)	(4)	(272)
Investment in unproved oil and gas properties	(17,800)	(10,915)	(51,203)
Net cash used in investing activities	(17,904)	(10,919)	(51,475)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock	12,356	23,784	81,963
Costs associated with the issuance of shares	(213)	(365)	(3,976)
Net cash provided by financing activities	12,143	23,419	78,576

Net increase (decrease) in cash and cash equivalents	(9,052)	9,296	11,682
Cash and cash equivalents – beginning of period	20,734	1,726	-
Cash and cash equivalents– end of period	11,682	11,022	11,682

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (unaudited) (cont'd)

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30
	2010	2009	2010
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	14	4	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of accounts payable through issuance of common stock	-	6	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	120	940
Value of warrants and options granted to directors and consultants		328	405
Value of warrants and options granted to employees		436	1,544
Value of warrants granted to underwriters	-	-	99
Value of shares gifted to directors, employees and service providers	-	4	259
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Effective July 9, 2003, Zion Oil & Gas, Inc., a Florida corporation (“Zion Florida”) was merged into its wholly owned Delaware subsidiary, Zion Oil & Gas, Inc. (sometimes referred to herein as “Zion,” or the “Company,”), the purpose of which was solely to reincorporate from Florida to Delaware in anticipation of a public offering.  Upon the reincorporation, all the outstanding shares of common stock in Zion Florida were converted into common stock, par value $0.01 (the “Common Stock”), of the Company on a one-to-one basis and all the outstanding shares of preferred stock in Zion Florida were converted into Common Stock of the Company at the ratio of twelve shares of common stock for each share of preferred stock.  All of the outstanding warrants and options of Zion Florida were converted into equivalent warrants and options of the Company.

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

Licenses

(1) The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mt. Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License had an initial three-year term that ran from June 10, 2007 through June 9, 2010, and as of May 17, 2010, has been extended for an additional one-year period ending June 9, 2011.  At the option of the Israeli Petroleum Commissioner, the Asher-Menashe License may be extended for additional one-year periods up to 2014, as provided by the Petroleum Law. The Asher-Menashe License was issued following the Company's successful completion of the work program under the 121,000 acre Asher Permit, originally granted to the Company effective August 1, 2005, in the course of which the Company developed three leads.  Under the terms of the Asher-Menashe License, as extended, the Company is to (i) sign an agreement with an appropriate geological services provider to acquire at least 30 kilometers of 2D seismic by August 1, 2010, (ii) commence the seismic survey by October 1, 2010, (iii) process and integrate the results of the new seismic survey with existing seismic lines and file a report with the Israeli Petroleum Commissioner by February 1, 2011, (iv) identify a new drilling prospect in the Asher-Menashe License area by April 1, 2011 and (v) sign a drilling contract to drill to the Permian geological layer by May 1, 2011 and complete such drilling during 2011. The areas covered by the Asher-Menashe License include the Elijah-3 well. Approximately 32 kilometers of 2D seismic data was acquired in June 2010 and is currently being processed, by a geophysical consultant in the United States, into usable graphic imagery that will then be interpreted by the Company’s geologists in their search for future drilling prospects.  The processing and interpretation of this data is expected to be finalized by December 2010.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 1 - Nature of Operations and Basis of Presentation (cont’d)
A.  Nature of Operations (cont’d)

(2) The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License had an initial three-year term that ran from October 11, 2007 through October 10, 2010 and, as of April 22, 2010, has been extended for an additional one-year period ending October 10, 2011.  The Joseph License may be extended for additional one-year periods up to 2014, as provided by the Petroleum Law.  The area covered by the Company’s Joseph License covers approximately 85% of the area subject to the 98,100 acre Ma’anit-Joseph License which had been held by the Company until it was formally surrendered on June 22, 2007 in accordance with the provisions of the Petroleum Law following the abandonment of the Ma’anit #1 well, drilled by the Company.  The areas covered by the Joseph License include the Ma’anit structure, on which the Company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells, and on which the Company is currently drilling the Ma'anit-Joseph #3 well.  Under the terms of the Joseph License, as extended, the Company is to (i) submit to the Israeli Petroleum Commissioner a report as to the production testing of Zion’s Ma’anit-Rehoboth #2 well by October 1, 2010 and (ii) start drilling, by January 1, 2011, a well to the Permian geological layer.  A report relating to the production testing of the Company’s Ma’anit-Rehoboth #2 well was timely submitted to the Israeli Petroleum Commissioner.  Between May 2009 and October 2009, the Company drilled the Ma’anit-Rehoboth #2 well to a depth of approximately 5,460 meters (17,913 feet).  In April 2010, the Company conducted production tests on several zones of interest identified during the drilling of the Ma’anit-Rehoboth #2 well.  The productions tests indicated that commercial quantities of hydrocarbons were not present in the Ma’anit-Rehoboth #2 well.  Work on this well was subsequently suspended and an impairment charge was recognized during the quarter ended June 30, 2010.  (See Note 2A).

In August 2010, the Company submitted a production testing report regarding the Ma’anit-Rehoboth #2 well to the Israeli Petroleum Commissioner and on August 26, 2010, the Company commenced drilling operations on its Ma’anit-Joseph #3 well, at a location near to the Ma'anit-Rehoboth #2 well.  The drilling of the Ma'anit-Joseph #3 well is planned to test the Permian geological formation and drilling operations on this well are expected to last approximately six months.  As of November 4, 2010, the drilling of the Ma'anit-Joseph #3 well reached a depth of approximately 2,220 meters (7,283 feet).

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

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

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

The Company contracted with the Geophysical Institute in Israel (“GII”) on May 20, 2010 to acquire 32 kilometers of field seismic on its Issachar-Zebulun Permit.  In June 2010, field acquisition of seismic was successfully completed and it is anticipated that, by December 2010, the collected data will be processed and interpreted for use in the Company's geologic model of the area.

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

On October 20, 2009, the Company commenced drilling the Elijah #3 well on the Asher-Menashe License. The Company targeted the Elijah #3 well to be drilled toward the Triassic geological formation.  The Company also planned to continue drilling to the Permian geological formation, down to a total depth below 5,182 meters (17,000 feet).  As of January 15, 2010, the Company drilled the Elijah #3 well to a depth of 10,938 feet (3,334 meters).  In early February 2010, the Company temporarily suspended drilling operations in the well following unsuccessful efforts to retrieve a stuck pipe.  The 32 kilometers of additional field seismic data (in Zion’s Asher-Menashe License area) completed in June 2010 is being analyzed to resolve certain questions regarding the geology of the area surrounding the Elijah #3 well.  The subsequent processing of this seismic is anticipated to be completed by the end of 2010.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 1 - Nature of Operations and Basis of Presentation (cont’d)
A.  Nature of Operations (cont’d)

On August 26, 2010, the Company commenced drilling operations on its Ma’anit-Joseph #3 well, at a location near to the Ma'anit-Rehoboth #2 well.  The drilling of the Ma'anit-Joseph #3 well is planned to test the Permian geological formation and drilling operations on this well are expected to last approximately six months.  As of November 4, 2010, the well has been drilled to an estimated depth of 2,220 meters (7,283 feet).

The drilling rig and crew utilized in the Ma’anit-Rehoboth #2 well, the Elijah #3 well and the Ma’anit-Joseph #3 well are owned and operated by Aladdin Middle East Ltd. (“Aladdin”), a Turkish based drilling rig operator. (See Note 6I).

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

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2009.  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

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

The Company’s oil and gas property represents investments in unproved properties.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  A further impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

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

As planned, the Company used the Ma’anit #1 wellbore, down to approximately 3,000 meters (9,842 feet), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well.  This well was directionally drilled from that point to penetrate the middle and the lower Triassic geological formation.  The Company drilled this well to a depth of 5,460 meters (17,913 feet). In April 2010, following production and other testing, management concluded that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth # 2 well.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 2 - Summary of Significant Accounting Policies (cont’d)
A. Oil and Gas Properties and Impairment (cont’d)

Accordingly, the Company recorded a non-cash impairment charge of $22,022,000 in the quarter ended June 30, 2010 to its unproved oil and gas properties.

The Company’s ability to maintain present operations is dependent on two petroleum exploration licenses and one petroleum exploration permit: (a) The Joseph License, in respect of which two wells have been drilled and a third well, the Ma’anit-Joseph #3 well, is currently being drilled; (b) the Asher-Menashe License, in respect of which drilling operations have been temporarily suspended on the Elijah #3 well pending the processing and interpretation of additional seismic data (expected by December 2010); and (c) the Issachar-Zebulun Permit, in respect of which a work program to interpret and process seismic data (which was obtained in June 2010) is currently underway with the results expected by December 2010.

The Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $22,022,000 recorded in the quarter ended June 30, 2010, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $19,538,000 at September 30, 2010.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30 2010	December 31 2009
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	$15,389	$20,823
Capitalized salary costs	587	1,003
Legal costs, license fees and other preparation costs	2,612	922
Other costs	950	1,011

	$19,538	$23,759

Impairment of unproved oil and gas properties comprised as follows:

	For the nine month period ended
	September 30 2010	September 30 2009	Period from April 6, 2000 (inception) to September 30, 2010
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	$20,419	-	$28,378
Capitalized salary costs	620	-	1,303
Legal costs and license fees	-	-	509
Other costs	983	-	1,326
	$22,022	-	$31,516

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 2 - Summary of Significant Accounting Policies (cont’d)
B.  Net Loss per Share Data

Diluted net loss per share is the same as basic net loss per share as the inclusion of 1,015,261 and 1,020,153, common stock equivalents in the third quarter of 2010 and 2009, respectively, would be anti-dilutive.

Due to the new common stock shares that were issued in connection with the Second Rights Offering during December 2009, the weighted average shares outstanding was adjusted by a factor of 1.037 which, in turn, adjusted the earnings per share calculations for the bonus element associated with the Second Rights Offering shares, as prescribed by ASC 260-10, “Earnings Per Share”.

C.	Recently Adopted Accounting Pronouncement

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

Note 3 – Fair Value of Financial Instruments

The Company’s financial assets and liabilities consist of cash and cash equivalents and trade payables and also consist of accrued liabilities and deferred compensation.  The carrying amount of these financial instruments approximate fair value.  Assets held for severance benefits are recorded at their current cash redemption value.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 4 - Stockholders’ Equity

A.  Fourth Rights Offering

On January 28, 2010, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to a shelf offering. The registration statement, as subsequently amended on March 26, 2010, was declared effective on April 16, 2010 (the “Shelf Registration Statement”).

Utilizing the Shelf Registration Statement, in October 2010, the Company launched a rights offering to raise approximately $19 million (the “Fourth Rights Offering”).  Under the pending Fourth Rights Offering, the Company distributed to each holder of record as of close of business on September 28, 2010, at no charge, .18 of a subscription right for each share held as of such date (i.e., EIGHTEEN subscription rights for each ONE HUNDRED shares).  Each whole subscription right entitles the stockholder to purchase one unit (a “Unit”) at the purchase price of $5.00 per Unit, with each Unit consisting of (a) one (1) share of Common Stock, and (b) one (1) warrant to purchase an additional share of the Company’s Common Stock at an exercise price of $4.00 per share (a “Warrant). The rights offering is scheduled to terminate on November 15, 2010, subject to the Company’s right to extend the offering.  No assurance can be provided that the Company will be able to raise significant funds from the rights offering. (See Note 7).

B.  Third Rights Offering

Utilizing the Shelf Registration Statement, in May 2010, the Company launched a rights offering to raise up to $50 million (the “Third Rights Offering”).   Under the Third Rights Offering, the Company distributed to each holder of record as of the close of business on

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 4 - Stockholders’ Equity (cont’d)
B.  Third Rights Offering (cont’d)
May 6, 2010, at no charge, .5 of a subscription right for each share held as of such date (i.e., one subscription right for each two shares). Each whole subscription right entitled the stockholder to purchase one share of common stock at the purchase price of $5.00 per share. Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Third Rights Offering, originally scheduled to terminate on June 30, 2010, was extended to July 15, 2010, whereupon it expired.  In total, in connection with the Third Rights Offering, the Company received subscriptions for a total of 2,471,117 shares, resulting in gross proceeds of $12,355,585.  After deducting $213,000 in offering costs, the Company received net proceeds of $12,142,585.

C.	2005 Stock Option Plan

In January 2010, the Company’s Board agreed to and approved the following option award grants under the 2005 Stock Option Plan: (a) to one employee for the purchase of 20,000 shares of common stock at an exercise price of $0.01 per share through January 31, 2020 (b) to one employee for the purchase of 40,000 shares of common stock at an exercise price of $0.01 per share through December 3, 2017 (c) to one employee for the purchase of 25,000 shares of common stock at an exercise price of $7.15 per share through December 31, 2014 (d) to one employee for the purchase of 12,000 shares of common stock at an exercise price of $7.15 per share through December 31, 2014.  Each of the above grants vest in four equal tranches on March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, and will be charged according to the vesting periods on a straight line basis.

In January 2010, the Company’s Board agreed to and approved an option award grant under the 2005 Stock Option Plan to one employee pursuant to which such employee is to be awarded, at the end of each quarter, fully vested options exercisable through January 31, 2020 at a per share exercise price of $0.01, to purchase such number of shares of the Company Common Stock as shall equal $12,500 divided by the closing price on the last trading day of the calendar quarter of the Company’s publicly traded share of Common Stock, but in no event at a per share price of less than $5.00.  Pursuant thereto, the employee received a first quarter award to purchase 2,022 shares of common stock, a second quarter option award to purchase 2,481 shares of common stock and a third quarter option award to purchase 2,414 shares of common stock.  The expenses are amortized based on the vesting periods, posting appropriate amounts each quarter.

D.	Fair Value of Warrants and Options

The Company has reserved 1,516,679 shares of common stock as of September 30, 2010 for the exercise of warrants and options to employees and non-employees, of which 1,015,261 are outstanding. These warrants and options have been excluded from earnings per share calculations because they are anti-dilutive at September 30, 2010 and 2009 and the period from April 6, 2000 (inception) to September 30, 2010. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 4 - Stockholders’ Equity (cont’d)
D.	Fair Value of Warrants and Options (cont’d)

	Exercise		Number of	Expiration	Warrants or
	price		shares	Date	Options
	US$
To non-employees
	8.25		58,000	June 16, 2012	Options
To employees and directors
	5.00		66,667	December 31, 2010	Options
	8.25		50,000	June 16, 2012	Options
	7.97		50,000	December 31, 2014	Options
	7.15		37,000	December 31, 2014	Options
	0.01		120,000	December 3, 2017	Options
	0.01		26,915	January 31, 2020	Options
To investors
	7.00		606,679	January 31, 2012	Warrants
	6.07	*	1,015,261

*  Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:
	Number of	Weighted Average
	shares	exercise price
		US$

Granted from April 6, 2000 (inception) to December 31, 2008 to:
Employees, officers and directors	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Investors in Follow On Public Offering	416,404	7.00
Expired/Cancelled	(705,684)	2.61
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2008	763,574	4.52

Granted to:
Employees, officers and directors	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Cancelled	(40,000)	5.22

Exercised	(180,810)	6.62
Outstanding, December 31, 2009	994,703	6.14

Granted to:
Employees, officers and directors	103,915	2.55
Exercised	(44,357)	0.08
Expired/Cancelled	(39,000)	5.87
Outstanding, September 30, 2010	1,015,261	6.04

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 4 - Stockholders’ Equity (cont’d)
D.	Fair Value of Warrants and Options (cont’d)

The following table summarizes information about stock warrants and options outstanding as of September 30, 2010:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (nonvested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$
0.01	10,000	7.18	0.01	0.01	110,000	7.18	0.01
0.01	5,000	9.34	0.01	0.01	21,915	9.34	0.01
-	-	-	-	5.00	66,667	0.25	5.00
				7.00	606,679	1.34	7.00

7.15	9,250	4.25	7.15	7.15	27,750	4.25	7.15
7.97	30,000	4.25	7.97	7.97	20,000	4.25	7.97
-	-	-	-	8.25	108,000	1.71	8.25
0.01-7.97	54,250		4.41	0.01-8.25	961,011		6.07

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the nine month period ended September 30, 2010 and 2009, and the period from April 6, 2000 (inception) to September 30, 2010, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2010	2009	September 30, 2010
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	6.45	7.71	3.00 – 7.71
Dividend yields	-	-	-
Expected volatility	71-79%	59.0 – 71.0%	28.2% - 79%
Risk-free interest rates	2.38-3.84%	1.79 – 2.47%	1.79% - 5.15%

Expected lives	2.19-4.88	1.5 – 4.81	1.74 – 4.88 years

Weighted-average grant date fair value	2.80-6.51	4.93	0.76 - 6.51

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 4 - Stockholders’ Equity (cont’d)
D.	Fair Value of Warrants and Options (cont’d)
Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the nine month periods ended September 30, 2010 and 2009 and the period from April 6, 2000 (inception) to September 30, 2010, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2010	2009	September 30, 2010
	US$	US$	US$
Weighted-average fair value of underlying stock at grant date	-	8.23	1.00 – 8.75
Dividend yields	-	-	-
Expected volatility	-	71%	32.2% - 99.8%
Risk-free interest rates	-	1.79%	2.8% - 5.50%
Contractual lives	-	3.00	0.56 – 3.17 years
Weighted-average grant date fair value	-	3.91	0.68 – 2.74

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2009 and 2010 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through September 30, 2010, the Company’s stock volatility is based on actual trading of the Company’s stock.

E.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three and nine month periods ended September 30, 2010 and 2009 and from April 6, 2000 (inception) to September 30, 2010 amounted to $106,000, $553,000, $82,000, $764,000 and $2,659,000, respectively.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 4 - Stockholders’ Equity (cont’d)
E.           Compensation Cost for Warrant and Option Issuances (cont’d)

As of September 30, 2010, there was $77,000 of unrecognized compensation cost, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands

October 1 - December 31, 2010	48
For the year ended December 31, 2011	27
For the year ended December 31, 2012	2
77

F.	Warrant Descriptions

Through the balance sheet date the Company issued ten different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

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

G.	Gift Shares

During the second quarter of 2009, two persons who are employees of the Company received a total of 400 shares from one of the executive officers.  The related value of $4,000 was charged to the statement of operations and credited as additional paid in capital.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 5 - Related Party Transactions

The Company had $94,000 of deferred officers’ compensation at September 30, 2010 which represents payables to officers of the Company.  The prior balance through June 30, 2010 of $246,000 was paid in full on August 2, 2010. Such officers have committed to defer payments of these sums through 2010.  (See Note 6F).

At December 2009, deferred officers’ compensation was $477,000, which amount was paid during the first quarter of 2010.

In January 2009 two of the Company’s then senior officers purchased Units in the Follow On Public Offering through the non-cash conversion of amounts then owed to them in respect of deferred salaries and other payments in the aggregate amount of $140,000.

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

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (except those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At September 30, 2010 and December 31, 2009, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.    In April 2010 the Israeli Ministry of Finance announced that it has appointed a committee that will examine Israel’s tax policy regarding oil and gas resources in Israel, including the royalty rate to be paid to the Government of Israel.

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of September 30, 2010 or December 31, 2009, the Company did not have any outstanding obligation in respect of the plan.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of September 30, 2010

Note 6 - Commitments and Contingencies (cont’d)

D.	Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% overriding royalty in the Company's current Israeli oil and gas interests has been assigned to each charitable organization (6% overriding interest in the aggregate).  At September 30, 2010 or December 31, 2009, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

E.	Surface Rights of Drilling Operations

The surface rights to the drill sites from which the Company drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells and is currently drilling the Ma’anit-Joseph #3 well, are held under long-term lease by Kibbutz Ma’anit (the “Kibbutz”) with the Israel Lands Authority.

The necessary permission, to use the drill site for the Ma’anit Joseph #3 well to conduct petroleum exploration operations, has been granted to the Company by the Kibbutz, in consideration for a fee of approximately $50,000 for the period up to October 10, 2010 and $5,000 for each year thereafter.

The surface rights to the drill site from which the Company drilled the Elijah #3 well are held under long-term lease by Kibbutz Ein Carmel with the Israel Lands Authority. The necessary permission, to enter and use the drill site to conduct petroleum operations on the Elijah #3 well, was granted to the Company by Kibbutz Ein Carmel through July 20, 2015 in consideration for a one-time fee of approximately $145,000,

Permission of the Israel Lands Authority for the use of the surface rights is also required. The consent for Ma'anit-Rehoboth #2 and Elijah #3 were obtained, but such consents formally expired on August 13, 2010 with respect to Ma'anit-Rehoboth #2 well and on October 11, 2010 with respect to Elijah #3 well. The Company is in the process of obtaining an extension to the consent for Ma'anit-Rehoboth #2 well and for the Elijah #3 well.

The Israel Lands Authority has granted formal consent for the use of the surface with regard to the Ma'anit-Joseph #3 well; the expiration date of the consent is August 3, 2012.

F.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,439,000 on an annual basis.  Most of these officers and employees have agreed to continue to defer a portion of their pay during 2010 (See Note 5).  During the nine month period ended September 30, 2010, $543,000 of amounts previously deferred was paid to executives and employees.

Note 6 - Commitments and Contingencies (cont’d)

G.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas, Texas under a lease which expires on October 31, 2011. The monthly rent was $4,000 during the twelve-month period ending October 31, 2008, $4,500 during the twelve-month period ending October 31, 2009, $4,600 for the twelve-month period ending October 31, 2010 and will be $4,700 during the twelve-month period ending October 31, 2011.

During July 2005, the Company entered into a rental agreement for approximately 3,165 square feet of office space in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. The Company subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six months each (through January 31, 2010).  The Company subsequently entered into two additional six-month extensions.  The monthly rental cost during this extended period continues at $3,000.

In March 2010, the Company leased approximately 500 square feet of office space in State College, Pennsylvania for its President and Chief Operating Officer.  The initial lease is for 12 months, expiring at the end of February 2011.  The monthly rental amount is $525.

The future minimum lease payments as of September 30, 2010 are as follows:

US$ thousands

2010	29
2011	57
86

H.	Contract with Geophysical Institute of Israel

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

Note 6 - Commitments and Contingencies (cont’d)

I.	Drilling Contract and Memorandum of Understanding

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

During the year ended December 31, 2009 and through September 30, 2010, the Company made payments of $12,300,000 to Aladdin after the deduction of $935,000 for reimbursement of the drill pipe expenditures, $212,000 for reimbursement of expenses paid by the Company on Aladdin’s behalf and $750,000 for reimbursement of a cash advance previously provided by the Company to Aladdin.  The Company has also paid $355,000 to Aladdin for corporate taxes due by Aladdin and paid an advance payment of $550,000 for payment of the demobilization fee, which amount is classified as a prepayment.  The Company remains entitled to a reimbursement or credit of the $550,000 demobilization fee in the event the rig is not moved from Israel.

Note 6 - Commitments and Contingencies (cont’d)

I.	Drilling Contract and Memorandum of Understanding (cont’d)

On April 9, 2010, the Company and Aladdin, signed a Memorandum of Understanding which outlines plans to establish a subsidiary, tentatively named Zion Drilling, Inc., for the purpose of purchasing and operating Aladdin’s 2,000 horsepower drilling rig (currently located at Zion's Ma'anit-Rehoboth #2 wellsite, in Israel).  The planned subsidiary, which would be 51% owned by the Company and 49% by Aladdin, is to purchase Aladdin’s drilling rig for an initial payment of $7 million and a series of $1 million additional payments that are anticipated to coincide with the planned drilling of seven additional wells in Israel during the next few years. The funds for the purchase of the rig are to be provided by the Company. The Company plans with Aladdin are subject to a number of events, including satisfactory completion of due diligence, the raising of sufficient capital and the negotiation and execution of definitive agreements relating to the establishment of Zion Drilling, Inc.

Note 7 - Subsequent Events

In October 2010, the Company launched a rights offering to raise approximately $19 million (the “Fourth Rights Offering”). Under the pending Fourth Rights Offering, the Company distributed to each holder of record as of close of business on September 28, 2010, at no charge, .18 of a subscription right for each share held as of such date (i.e., EIGHTEEN subscription rights for each ONE HUNDRED shares).  Each whole subscription right entitles the stockholder to purchase one unit (a “Unit”) at the purchase price of $5.00 per Unit, with each Unit consisting of (a) one (1) share of Common Stock, and (b) one (1) warrant to purchase an additional share of the Company’s Common Stock at an exercise price of $4.00 per share (a “Warrant).  The Warrant is exercisable for a two (2) year period beginning after the expiration of the rights offering. The Fourth Rights Offering is scheduled to terminate on November 15, 2010, subject to the Company’s right to extend the offering.  The rights are non-transferable. No assurance can be provided that the Company will be able to raise significant funds from the Fourth Rights Offering.

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

To date, we have completed drilling two exploratory wells in the Joseph License area and are in the process of drilling one exploratory well in the Asher Menashe License Area and another exploratory well in the Joseph License area. The first exploratory well, named the Ma’anit #1 well, was drilled to a depth of 15,842 feet (4,829 meters) to the Triassic formation with encouraging but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007 we abandoned the well. In 2009, we drilled an additional well (the Ma’anit-Rehoboth #2 well), ‘directionally’ to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was both to appraise the apparent findings of the Ma’anit #1 in the Triassic (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian horizons at a depth of between approximately (16,000 and 18,000 feet). The well penetrated a number of geologic formations that have been preliminarily deemed to have hydrocarbon potential and, during the drilling, we retrieved a small quantity of crude oil. In February 2010, we began completions/testing of the Ma’anit-Rehoboth #2 well. In April 2010, following the completion of testing procedures, we determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, we suspended drilling operations in that well. In connection with this decision, we recognized a non-cash impairment charge to our unproved oil and gas properties for the quarter ended June 30, 2010.

In October 2009, utilizing the 2,000 horsepower drilling rig used to drill Zion’s Ma’anit-Rehoboth #2 well, we commenced drilling an additional well (the Elijah #3 well), within the Asher-Menashe License area, toward the Triassic geological formation, which is expected below approximately 10,000 feet (3,048 meters). As of January 15, 2010, we drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe pending further analysis of the situation. The Company has recently acquired approximately 32 kilometers of additional field seismic data that will hopefully help to resolve certain questions regarding the geology of the area surrounding the Elijah #3 well.

As the Ma'anit-Rehoboth #2 well did not reach the Permian geological formation beneath the Joseph license area, we are currently drilling a subsequent well, named by us the "Ma'anit-Joseph #3 well" at a location near to the Ma'anit-Rehoboth #2 well. The drilling of the Ma'anit-Joseph #3 well is planned to test the Permian geological formation and drilling operations on this well are expected to last approximately six months. As of November 4, 2010, the drilling of the Ma'anit-Joseph #3 well has reached a depth of approximately 2,220 meters (7,823 feet).

Going Concern Basis

Our unaudited interim financial statements for the period ended September 30, 2010 have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since we are in the development stage, we have limited capital resources, no revenue, and a loss from operations. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions in the past has raised substantial doubt about our ability to continue as a going concern. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In October 2010, we launched a rights offering to raise approximately $19 million (the “Fourth Rights Offering”) from the sale of Units (as defined below). Under the pending Fourth Rights Offering, the Company distributed to each holder of record as of close of business on September 28, 2010, at no charge, .18 of a subscription right for each share held as of such date (i.e., EIGHTEEN subscription rights for each ONE HUNDRED shares). Each whole subscription right entitles the stockholder to purchase one unit (a “Unit”) at the purchase price of $5.00 per Unit, with each Unit consisting of (a) one (1) share of Common Stock, and (b) one (1) warrant to purchase an additional share of our Common Stock at an exercise price of $4.00 per share (a “Warrant). The Warrant is exercisable for a two (2) year period beginning after the expiration of the rights offering. The Fourth Rights Offering is scheduled to terminate on November 15, 2010, subject to the Company’s right to extend the offering. The rights are non-transferable. The pending rights offering is being conducted via an existing effective shelf registration statement on Form S-3 that was declared effective on April 16, 2010. No assurance can be provided that the Company will be able to raise significant funds from the Fourth Rights Offering.

Our working capital (current assets minus current liabilities) was $10,373,000 at September 30, 2010 and $19,741,000 at December 31, 2009. The decrease in working capital is primarily attributable to drilling-related expenditures.

During the nine months ended September 30, 2010, we recorded expenses paid, relating to the Third Rights Offering, in the amount of $213,000. Net cash provided from financing activities was $12,143,000 during the nine month period ended September 30, 2010 compared to net cash provided of $23,419,000 during the nine month period ended September 30, 2009. The difference is attributable to proceeds received from a rights offering that closed during the period ended June 30, 2009. Net cash used for investment in the Company's unproved oil and gas properties was $17,800,000 for the nine months ended September 30, 2010 and $10,915,000 for the nine-month period ended September 30, 2009; these amounts were primarily drilling related expenditures.

On September 30, 2010, we had cash and cash equivalents in the amount of $11,682,000, compared to $20,734,000 at December 31, 2009. On November 4, 2010, we had cash and cash equivalents in the amount of $8,582,000. The decrease in cash resources from December 31, 2009 compared to September 30, 2010 is primarily attributable to drilling costs related to the Company’s Ma’anit Joseph # 3 well. The decrease in cash resources as of November 4, 2010 compared to September 30, 2010 is primarily attributable to drillings costs related to the Company’s Ma’anit Joseph # 3 well.

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

In July 2010, we raised approximately $12.4 million from our Third Rights Offering resulting in our distribution of approximately 2.47 million shares of our common stock.

Results of Operations

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenue. We have no revenue generating operations as we are still an exploration stage company.

General and administrative expenses. General and administrative expenses were $1,535,000 and $26,336,000 for the three and nine month periods ended September 30, 2010, respectively, compared to $865,000 and $3,207,000, respectively, for the three and nine month periods ended September 30, 2009. The increase in general and administrative expenses during the three month period ended September 30, 2010 compared to the corresponding period in 2009 is primarily attributable to increased salary expenses as well as increased travel and marketing costs. The increase in general and administrative expenses during the nine month period ended September 30, 2010 compared to the corresponding period in 2009 is primarily attributable to the impairment charge of $22,022,000 recorded during the three months ended June 30, 2010 in respect of the Ma’anit-Rehoboth #2 well. Legal and other professional fees were $138,000 and $633,000 for the three and nine month periods ended September 30, 2010, respectively, compared to $156,000 and $623,000, respectively, for the three and nine month periods ended September 30, 2009. The decrease in legal and other professional fees during the three months ended September 30, 2010 compared to the corresponding period in 2009 is primarily attributable to additional legal fees incurred in the third quarter of 2009. The increase in legal and professional fees during the nine months ended September 30, 2010 compared to the corresponding period in 2009 is primarily attributable to accounting fees incurred in connection with Sarbanes Oxley compliance efforts. Salary expenses were $651,000 and $2,090,000 for the three and nine month periods ended September 30, 2010 compared to $368,000 and $1,768,000 for the three and nine months period ended September 30, 2009. The increase in salary expenses during each of the three and nine month periods ended September 30, 2010 compared to the corresponding periods in 2009 is related to expense recognition of option grants recognized during the third quarter of 2010 and the hiring of additional staff and management. Other general and administrative expenses were $746,000 and $1,591,000 for the three and nine month periods ended September 30, 2010 compared to $341,000 and $816,000 for the three and nine month periods ended September 30, 2009. The increase in other general and administrative expenses during each of the three and nine month periods ended September 30, 2010 as compared to the corresponding periods in 2009 is attributable to increased investor relations and marketing efforts and increased travel costs.

Interest income, net. Interest income, net was $102,000 and $17,000 for the three and nine-month periods ended September 30, 2010 as compared to $48,000 and $66,000 for the three and nine months ended September 30, 2009. The increase in interest income during the three months ended September 30, 2010 compared to the corresponding period in 2009 was due to a significant currency exchange gain. The decrease in interest income during the nine months ended September 30, 2010 compared to the corresponding period in 2009 is attributable to a significant currency exchange loss in the second quarter of 2010. Interest expense for these periods was negligible.

Net Loss. Net loss was $1,433,000 and $26,319,000 for the three and nine-month periods ended September 30, 2010 compared to $817,000 and $3,065,000 for the three and nine month periods ended September 30, 2009. The increase in net loss during the three months ended September 30, 2010 compared to the corresponding periods in 2009 is primarily attributable to the increased general and administrative expenses noted above, namely increased salary, marketing and travel costs. The increase in net loss during the nine months ended September 30, 2010 compared to the corresponding periods in 2009 is primarily attributable to the impairment charges recorded in respect of the Ma’anit-Rehoboth #2 well.

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

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2010, we had cash, cash equivalents and marketable securities of approximately $11,682,000. The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2010 was approximately 1%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2010, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

During the quarter ended September 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2010, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009, other than the following.

Our future operations may be adversely affected by changes in Israel’s current tax policy with respect to oil and gas resources.

Under Israeli law, we are required to pay royalties to the Government of Israel on the gross production of any oil and gas that we may discover in Israel. The current royalty rate to which we are subject is 12.5% of the produced reserves. To date, no proved reserves have yet been discovered on our license areas, and therefore we have not had any outstanding obligation with respect to royalty payments.

In April 2010, the Israeli Ministry of Finance announced that it has appointed a committee to study Israel’s tax policy regarding oil and gas resources in Israel, as well as the possibility of an increase in taxes and/or royalties.

If increases in royalties or other taxes on any oil or gas production are enacted and we discover any oil or gas on our license areas, then we would need to pay royalties and/or taxes at a higher rate than the rate we are currently subject to. Any such developments could also negatively impact our future drilling activities. Since no changes to the current royalty/tax structure have been enacted, we do not know the ultimate impact that any such developments may have on our future net income and/or cash flows.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Kent S. Siegel
	Richard J. Rinberg Chief Executive Officer (Principal Executive Officer)		Kent S. Siegel,Senior Vice-President and Chief Financial Officer (Principal Financial Officer)
Date:	November 8, 2010	Date:	November 8, 2010