Form 10-Q
period 2011-03-31
ZION OIL & GAS INC
filed 2011-05-10
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2011; or

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

As of May 4, 2011, Zion Oil & Gas, Inc. had outstanding 25,076,518 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page
Item 1 - Financial Statements – Unaudited

Balance Sheets - March 31, 2011 and December 31, 2010	1

Statements of Operations for the three month period ended March 31, 2011 and 2010 and the period from April 6, 2000 (inception) to March 31, 2011	2

Statements of Changes in Stockholders' Equity for the three month period ended March 31, 2011 and the period from April 6, 2000 (inception) to March 31, 2011	3

Statements of Cash Flows for the three month period ended March 31, 2011 and 2010 and the period from April 6, 2000 (inception) to March 31, 2011	14

Notes to Unaudited Interim Financial Statements	16

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	41

Item 4 - Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	42

Item A – Risk Factors	42

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3 - Defaults upon Senior Securities	43

Item 4 – (Removed and Reserved)	43

Item 5 - Other Information	43

Item 6 – Exhibits	43

SIGNATURES	44

Zion Oil & Gas, Inc.
  (A Development Stage Company)
Balance Sheets as of

	March 31	December 31
	2011	2010
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	15,542	21,243
Short term bank deposits	238	250
Prepaid expenses and other	774	876
Refundable value-added tax	1,339	801
Total current assets	17,893	23,170

Unproved oil and gas properties, full cost method (See Note 2A)	33,139	25,882

Property and equipment
Net of accumulated depreciation of $124,000 and $116,000	152	159

Other assets
Assets held for severance benefits	108	92

Total assets	51,292	49,303

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	217	388
Asset retirement obligation	50	50
Accrued liabilities	4,536	2,136
Deferred officers’ compensation	0	21
Total current liabilities	4,803	2,595

Provision for severance pay	401	339

Total liabilities	5,204	2,934

Commitments and contingencies (See Note 5)

Stockholders’ equity
Common stock, par value $0.01; Authorized: 50,000,000: Issued and outstanding : March 31, 2011 - 25,068,645 and 24,867,218 shares at December 31, 2010.	250	248
Additional paid-in capital	104,746	102,608
Deficit accumulated in development stage	(58,908)	(56,487)
Total stockholders’ equity	46,088	46,369

Total liabilities and stockholders' equity	51,292	49,303
The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

			Period from
			April 6, 2000
	For the 3 month period ended March 31,		(inception) to March 31
	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	213	352	7,063
Salaries	1,502	686	11,963
Other	741	319	8,105
Impairment of unproved oil and gas properties	-	-	31,516
Loss from operations	(2,456)	(1,357)	(58,647)

Other expense, net
Termination expenses of offerings	-	-	(527)
Other income, net	-	-	80
Interest income ( expenses) , net	35	(3)	186

Loss before income taxes	(2,421)	(1,360)	(58,908)

Income taxes	-	-	-

Net loss	(2,421)	(1,360)	(58,908)

Net loss per share of common stock - basic and diluted (in US$)	(0.10)	(0.07)	(5.44)

Weighted-average shares outstanding – basic and diluted (in thousands)	24,933	20,061 *	10,829 *

* Adjusted to reflect bonus element in rights offering, see note 2B.

The accompanying Notes are an integral part of the Interim Financial Statements.

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
The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (cont’d)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	in Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Change in par value of common shares from $0.0001 per share to $0.01 per share	-	-	-	30	(30)	-	-

Issuance of shares and warrants in a private offering which closed in January 2002 ($1 per share)	-	-	20	* -	20	-	20

Issuance of shares and warrants in a private offering which closed in November 2002 ($10 per share)	25	* -	22	* -	254	-	254

Payment of accounts payable through issuance of preferred shares and warrants	13	* -	-	-	127	-	127

Payment of accounts payable through issuance of common shares and warrants	-	-	111	1	131	-	132

Payment of note payable through issuance of shares and warrants	5	* -	-	-	50	-	50

Payment of accounts payable to employee through issuance of shares upon exercise of warrants	-	-	400	4	76	-	80

Costs associated with the issuance of shares	-	-	-	-	(160)	-	(160)

Waived interest on conversion of debt	-	-	-	-	3	-	3

Deferred financing costs on debt conversions / modifications	-	-	-	-	21	-	21

Value of warrants granted to employees	-	-	-	-	1	-	1

Value of warrants granted to directors and consultants	-	-	-	-	13	-	13

Net loss	-	-	-	-	-	(403)	(403)

Balances as of December 31, 2002	43	* -	3,553	35	1,042	(615)	462

*  Represents an amount less than US$ 1 thousand.
The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (cont’d)

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
The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (cont’d)

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
 The accompanying Notes are an integral part of the Interim Financial Statements.

 Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (cont’d)

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
The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

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
 The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

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
The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

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
 The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

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
The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

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

The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	in Development
	Shares	Amounts	Capital	Stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	201	2	804	-	806

Funds received from option exercises	-	-	-	-	-

Value of options granted to employees	-	-	1,334	-	1,334

Net loss	-	-	-	(2,421)	(2,421)

Balances as of March 31, 2011	25,068	250	104,746	(58,908)	46,088

The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows

			Period from
			April 6, 2000
			(inception) to
	For the 3 month period ended March 31		March 31,
	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(2,421)	(1,360)	(58,908)
Adjustments required to reconcile net loss to net cash used in operating activities:

Depreciation	8	6	130
Officer, director and other fees, paid via common stock	-	15	2,330
Cost of warrants issued to employees, directors & others	1,042	271	3,627
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	-		50
Impairment of unproved oil and gas properties	-	-	31,516
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	102	(12)	(774)
Decrease (increase) in deferred offering costs	-	(50)	-
Change in refundable value-added tax	(538)	(391)	(1,339)
Severance pay, net	46	(2)	293
Accounts payable	(171)	328	865
Accrued liabilities	(52)	(156)	2,084
Increase (decrease) in deferred officers' compensation (net)	(21)	(332)	240
Net cash used in operating activities	(2,005)	(1,683)	(19,208)

Cash flows from investing activities
Investment in short term bank deposits	12	-	(238)
Acquisition of property and equipment	(1)	(95)	(284)
Investment in oil and gas properties	(4,513)	(6,594)	(62,061)
Net cash used in investing activities	(4,502)	(6,689)	(62,583)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and warrants	806	-	100,986
Costs associated with the issuance of stock and warrants	-	(13)	(4,242)
Net cash provided by (used in) financing activities	806	(13)	97,333

Net increase (decrease) in cash and cash equivalents	(5,701)	(8,385)	15,542
Cash and cash equivalents – beginning of period	21,243	20,734	-
Cash and cash equivalents – end of period	15,542	12,349	15,542

 The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
	For the three month period ended March 31		(inception) to March 31
	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	14	78

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Cost of ESOP attributed to Oil & Gas properties	292		292
Value of warrants granted to underwriters	-	-	99
Investment in Oil & Gas properties	2,452		2,452
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying Notes are an integral part of the Interim Financial Statements.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc. (“Zion” or the “Company”) is a development stage oil and gas exploration company with a history of more than 10 years of oil & gas exploration in Israel. The Company currently holds two petroleum exploration licenses, named the Joseph License and the Asher-Menashe License, covering approximately 162,100 acres onshore in the State of Israel between Netanya in the south and Haifa in the north. The areas have been subject to a series of exploration permits and licenses that have been granted to and held by the Company under the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”).

In February 2011, the Company submitted to the Israeli Petroleum Commissioner (the “Petroleum Commissioner” or the “Commissioner”) an application for an exploration license on approximately 87,000 acres of land (the “Jordan Valley License Application”) and an application for a new preliminary exploration permit on approximately 157,500 acres of land (the “Zebulun Permit Application”), all substantially within the previous Issachar-Zebulun Permit which expired on February 23, 2011. On February 17, 2011, the Company also submitted an application to the Petroleum Commissioner for an exploration license on approximately 75,000 acres of land within the vicinity of the Dead Sea (the “Dead Sea License Application”).

On April 13, 2011, the Company was advised by the Commissioner that Jordan Valley License Application has been granted. The Company anticipates that the formal license documentation, which will  include the specific license area designation as well as license conditions,  will be forthcoming shortly. No assurance can be provided that the Dead Sea License Application and the Zebulun Permit Application, in whole or in part, will ultimately be awarded to the Company.

Licenses

(1)  The Asher-Menashe License covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mount Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License had an initial three-year term which commenced on June 10, 2007, and has been extended for an additional one-year period ending June 9, 2011.  At the option of the Petroleum Commissioner, the Asher-Menashe License may be extended for additional one-year periods up to 2014. The area covered by the Asher-Menashe License includes the Elijah #3 well. To date, we have partly completed one exploratory well in the Asher-Menashe License Area, the Elijah #3 well, which the Company commenced drilling in October 2009 toward the Triassic age geological formation, which the Company estimated was below approximately 10,000 feet (3,048 meters). As of January 15, 2010, the Company drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, the Company temporarily suspended drilling operations in the well following its unsuccessful efforts to retrieve a stuck pipe, pending further analysis of the situation.

As noted above, the Asher Menashe License is scheduled to expire on June 9, 2011. The conditions to the license extension included the requirement that the Company identify a new drilling prospect by April 1, 2011 and that it enter into a drilling contract with respect to such prospect by May 1, 2011.  As discussed below in greater detail, the Company has not satisfied these conditions due to, in part, the need to undertake further work on its currently temporarily suspended well in this license area to determine whether this well can be successfully re-drilled.  The Company does not anticipate that these determinations will be made on or before June 9, 2011.  While the Company does not have a basis to believe that the Commissioner will suspend the current license while the Company has a current well on the site, no assurance can be provided that the Commissioner will not withdraw the license on or after the scheduled expiration date or that an extension will ultimately be granted.

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

A.	Nature of Operations (cont'd)

 (2)  The Joseph License covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License had an initial three-year term which commenced on October 11, 2007 and has been extended for an additional one-year period ending October 11, 2011.  The Joseph License may be extended for additional one-year periods up to 2014. The areas covered by the Joseph License include the Ma’anit structure, on which the Company previously drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells and is currently drilling the Ma’anit-Joseph #3 well.

In the event of a discovery on either of the licenses held, the Company will be entitled to convert the relevant portions of the license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Newly Submitted License & Permit Applications

(i) On February 17, 2011, prior to the expiration of the Issachar-Zebulun Permit, the Company submitted an application to the Petroleum Commissioner for an exploration license on approximately 87,000 acres of land (the Jordan Valley License Application) and an application for a new preliminary exploration permit on approximately 157,000 acres of land (the Zebulun Permit), most of which were within the area included within the Company’s previous Issachar-Zebulun Permit. Taken together, the new Jordan Valley License Application and the new Zebulun Permit Application cover much of the land previously held under the Issachar-Zebulun Permit.

To assist in identifying potential drilling prospects within the previous Issachar-Zebulun Permit area, in June 2010, the Company acquired an additional 2-D seismic line approximately 19 miles (30 kilometers) long and the data was processed and integrated into the Company’s geological/geophysical database by its geologists. The Company has identified various areas of potential for further exploration activity within the Jordan Valley License Application area.

On April 13, 2011, the Company was advised by the Commissioner that Jordan Valley License Application has been granted. The Company anticipates that the formal license documentation, which will include the specific license area designation as well as license conditions, will be forthcoming shortly,

(ii)  The Company’s geologists have identified the Dead Sea area as one worthy of exploration and the Company believes that it is now appropriate to apply for a license in the Dead Sea area.  Therefore, in February 2011, the Company submitted an application to the Petroleum Commissioner for an exploration license on approximately 75,000 acres of land within the vicinity of the Dead Sea (the Dead Sea License Application).

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

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

In 2009, the Company drilled its second well (the Ma’anit-Rehoboth #2 well), ‘directionally’ to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was both to appraise the apparent findings of the Ma’anit #1 in the Triassic-age formations (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian-age horizons at a depth of approximately 16,000 to 18,000 feet. The well penetrated a number of geologic formations that were preliminarily deemed to have hydrocarbon potential and, during well operations, a small quantity of crude oil was retrieved. However, in April 2010, following the completion of testing procedures, the Company determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, it suspended drilling operations in that well. In connection with this decision, the Company recognized a non-cash impairment charge to its unproved oil and gas properties in the quarter ended June 30, 2010.

As the Ma'anit-Rehoboth #2 well did not reach the Permian-age geological formation beneath the Joseph License area, the Company decided to drill a subsequent well, the Ma'anit-Joseph #3 well, at a location near the Ma'anit-Rehoboth #2 well (in the Joseph License Area).

The drilling of the Ma'anit-Joseph #3 well commenced in August 2010 and was planned to test the Permian-age geological formation. Drilling operations on this well were expected to last approximately six months. The Ma'anit-Joseph #3 well had initially reached a depth of approximately 16,578 feet (5,053 meters). However, having encountered mechanical/technical difficulties, the Company is currently engaged in a sidetrack operation and as of May 5th, 2011, the well is at a depth of 14,088 feet (4,294 meters). The Company's planned ultimate target depth for the Ma'anit-Joseph #3 well is approximately 19,350 feet (5,900).

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
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

A.	Nature of Operations (cont'd)

Approximately 15 miles (25 kilometers) of 2-D seismic data was acquired in June 2010 and has been processed by a geophysical consultant in the United States and integrated into the Company's geological assessment by the Company's geologists.  Analysis of the acquired data helped the Company to refine the geologic model of the area and indicated that the Asher volcanics section, wherein the drilling tools were stuck, is likely substantially greater (i.e., thicker and deeper) than originally predicted by the older, original data.  Additional work is needed to determine if the Elijah #3 well can be successfully re-drilled through this unexpectedly more extensive volcanic section. As the Company’s available drilling resources are currently dedicated exclusively to drilling the Ma’anit-Joseph #3 well (in the Joseph License) to the Permian-age target depth, the Company’s geologists and engineering experts will not be in a position to address the future of the Elijah #3 well until after it has completed drilling the Ma’anit-Joseph #3 well and completed any testing or other post drilling procedures that it may deem necessary or desirable once the Permian-age target is reached in such well.

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

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2010. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The uncertainty of these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 2 - Summary of Significant Accounting Policies (cont'd)

A.	Oil and Gas Properties and Impairment (cont'd)

The Company’s oil and gas property represents an investment in unproved properties and two major development projects on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. During 2010 and 2007, impairment charges of $22,022,000 and $9,494,000 were recorded. The total net book value of the unproved oil and gas properties under the full cost method is $33,139,000 at March 31, 2011. It is possible that the Company’s determination that the unproved oil and gas properties are not impaired could change in the near term, should either oil or gas prices decrease, drilling costs, completion costs, facility costs or other associated overhead costs increase significantly, or negative testing results related to the commercial viability of the wells.

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

The Company’s ability to maintain present operations is currently dependent on three petroleum exploration licenses: (a) The Joseph License, in respect of which a well is currently being drilled (See Note 1A); (b) The Asher-Menashe License, in respect of which drilling operations have been temporarily suspended on the Elijah #3 well pending the further engineering analysis required to check the viability of reentering the Elijah #3 well; (c) The Jordan Valley License - In April 2011, the Company was advised by Israel's Petroleum Commissioner that it has been granted this license; the formal license documentation, which will include the license designation area and license conditions, is expected to be received soon.

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 2 - Summary of Significant Accounting Policies (cont'd)

A.	Oil and Gas Properties and Impairment (cont'd)

The Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $31,516,000, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $33,139,000 at March 31, 2011.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2011	December 31, 2010
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	26,636	20,383
Capitalized salary costs	1,120	883
Legal costs, license fees and other preparation fees	2,749	2,694
Other costs	2,634	1,922
	33,139	25,882

Impairment of unproved oil and gas properties comprised as follows:

	3 month period ended March 31 2011	Year ended December 31, 2010	Period from April 6, 2000 (inception) to March 31, 2011
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	20,419	28,378
Capitalized salary costs	-	620	1,303
Legal costs and license fees	-	-	509
Other costs	-	983	1,326
	-	22,022	31,516

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 2 - Summary of Significant Accounting Policies (cont'd)

B.	Net Loss per Share Data

Diluted net loss per share is the same as basic net loss per share as the inclusion of 4,821,238 and 1,053,723 common stock equivalents in the first quarter of 2011 and 2010, respectively, would be anti-dilutive. These warrants and options could potentially dilute basic earnings per share in future years.

Due to the new common stock shares that were issued in connection with the Fourth Rights Offering during December 2010, the weighted average shares outstanding was adjusted again by a factor of 1.071 which, in turn, adjusted the earnings per share calculations for the bonus element associated with the Fourth Rights Offering shares, as prescribed by ASC 260-10, “Earnings Per Share”.

C.	Recently Adopted Accounting Pronouncements

During 2011, there were no accounting pronouncements which were issued and which have relevancy to the Company’s business.

Note 3 - Stockholders’ Equity

A.	Authorized Common Shares

In June 2009, the shareholders of the Company voted to increase the authorized common shares from 30 million to 50 million.  In June 2008, the shareholders of the Company approved an increase of the authorized common shares from 20 million to 30 million.

B.	2005 Stock Option Plan

In January 2010, the Company’s Board agreed to and approved an option award grant under the 2005 Stock Option Plan to one employee pursuant to which such employee is to be awarded, at the end of each quarter, fully vested options exercisable through January 31, 2020 at a per share exercise price of $0.01, to purchase such number of shares of the Company Common Stock as shall equal $12,500 divided by the closing price on the last trading day of the calendar quarter of the Company’s publicly traded share of Common Stock, but in no event at a per share price of less than $5.00.  Pursuant thereto, the employee received a first quarter award to purchase 2,500 shares of common stock.  The expenses are amortized based on the vesting periods, posting appropriate amounts each quarter.

In January 2011, the Company awarded to its directors, executive officers, other staff members and service providers options to purchase, in the aggregate, 384,500 shares of the Company’s Common Stock. All stock options were granted in accordance with the terms and conditions of the Company’s 2005 Stock Option Plan. The stock option agreements evidencing the grants under the Plan provide for, among other things, (i) a grant date of January 6, 2011, (ii) an exercise period commencing on January 1, 2012 and continuing through December 31, 2014 and (iii) an exercise price per share of $2.50.

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options

The Company has reserved 4,954,191 shares of common stock as of March 31, 2011 for the exercise of warrants and options to employees and non-employees, of which 4,821,238 are outstanding. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise		Number of	Expiration	Warrants or
	price		shares	Date	Options

	US$
To non-employees
	8.25		58,000	June 16, 2012	Options

	2.5		25,000	December 31, 2014	Options
To employees and directors:
	8.25		43,000	June 16, 2012	Options
	7.15		12,000	December 31, 2014	Options
	0.01		10,000	January 31, 2021	Options
	4.45		25,000	January 26, 2016	Options
	4.80		3,750	January 31, 2016	Options
	2.50		359,500	December 31, 2014	Options
	4.92		25,000	August 30, 2013	Options
	0.01		160,000	December 3, 2017	Options
	0.01		51,915	January 31, 2020	Options
To investors:
	7.00		506,079	January 31, 2012	Warrants
	4.00		3,541,994	December 31, 2012	Warrants
	4.12	*	4,821,238

*  Weighted Average

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options (cont'd)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	Shares	exercise price
		US$
Changes from April 6, 2000 (inception) to December 31, 2008 to:

Employees, officers and directors as part compensation	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Investors in Follow On Public Offering	416,404	7.00
Expired/Canceled	(705,684)	2.61
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2008	763,574	5.81
Changes during 2009 to:
Employees, officers and directors as part compensation	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Canceled	(40,000)	5.22

Exercised	(180,810)	6.62
Outstanding, December 31, 2009	994,703	6.14
Changes during 2010 to:
Employees, officers, directors and consultants	106,415	2.49
Investors in Fourth Rights Offering	3,642,821	4.00
Expired/Canceled	(161,917)	6.21
Exercised	(44,357)	0.08
Outstanding, December 31, 2010	4,537,665	4.39

Changes to:
Employees, officers and directors	510,750	2.38
Exercised	(201,427)	4.00
Expired/Canceled	(25,750)	7.45
Outstanding, March 31, 2011	4,821,238	4.12
Exercisable, March 31, 2011	4,391,738	4.24

Zion Oil & Gas Inc
(A Development Stage Company)

Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options (cont'd)

The following table summarizes information about stock warrants and options outstanding as of March 31, 2011:

Shares underlying outstanding					Shares underlying outstanding
warrants and options (non vested)					warrants and options (all fully vested)
		Weighted					Weighted
		average	Weighted				average
Range of		remaining	Average				remaining	Weighted
exercise price	Number outstanding	contractual life (years)	Exercise price		Range of exercise price	Number Outstanding	contractual Life (years)	Average exercise price
US$			US$		US$			US$
0.01	30,000	6.68	0.01		0.01	130,000	6.68	0.01
0.01	15,000	8.84	0.01		0.01	36,915	8.84	0.01
-	-	-	-		0.01	10,000	9.85	0.01
-	-	-	-		4.45	25,000	4.83	4.45
-	-	-	-		4.8	3,750	4.84	4.8
-	-	-	-		7	506,079	0.84	7
-	-	-	-		2.5	384,500	3.76	2.5
-	-	-		-	7.15	12,000	3.76	7.15
-	-	-		-	4.92	25,000	2.42	4.92
-	-	-	-		8.25	101,000	1.21	8.25
-	-	—	-		4	3,541,994	1.76	4
0.01	45,000		0.01		0.01-8.25	4,776,238		4.15

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options (cont'd)

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the three month periods ended March 31, 2011 and 2010, and the period from April 6, 2000 (inception) to March 31, 2011, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2011	2010	March 31, 2011

Weighted-average fair value of underlying stock at grant date	$4.52	$6.52	$3.00 -$8.23
Dividend yields	-	-
Expected volatility	76-80%	71-79%	28.2% -80.0%
Risk-free interest rates	2.24-0.38%	2.38-3.84%	0.38% -5.15%

Expected lives ( in years)	1.5-5.0	2.19-4.88	1.5-5 .31

Weighted-average grant date fair market value	$2.73	$2.8-0-6.511	$0.76-$5.11

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the three month periods ended March 31, 2011 and 2010 and the period from April 6, 2000 (inception) to March 31, 2011, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:
	For the three month period		Period from April 6,
	ended March 31,		2000 (inception) to
	2011	2010	March 31, 2011

Weighted-average fair value of underlying stock at grant date	$4.48	-	$1.00-8.75
Dividend yields	-	-	-
Expected volatility	77.31%	-	32.2%-99.8%
Risk-free interest rates	1.60%	-	1.60%-5.50%
Contractual lives ( in years)	4.0		0.56-4.0
Weighted-average grant date fair market value	$3.11	-	$0.68-3.11

Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options (cont'd)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2011 and 2010 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

 Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through March 31, 2011, the Company’s stock volatility is based on actual trading of the Company’s stock.

D.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three month periods ended March 31, 2011 and 2010 and from April 6, 2000 (inception) to March 31, 2011 amounted to $1,334,000, $271,000 and $3,919,000, respectively.

As of March 31, 2011, there was $178,000 of unrecognized compensation cost, related to non vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2011.

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 3 - Stockholders’ Equity (cont'd)

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

*  Subsequently extended to December 31, 2009 for some of this class of warrants

The Unit Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant during the Company’s Follow On Public Offering.  On February 9, 2009, the Unit split into its two components.  The warrant became exercisable as of such date.  The Rights Offering Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant in the Company’s Fourth Rights Offering.
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

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 4 - Related Party Transactions

At December 31, 2010, there was $21,000 deferred officers’ compensation which was fully paid in January 2011.

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

In March 2007, Mr. Rinberg was appointed to the position of Chief Executive Officer.  Effective November 1, 2007, the Company entered into an employment agreement with Mr. Rinberg (“the Rinberg Employment Agreement”) with an initial expiration term through December 31, 2008, which term is automatically renewed for additional two year terms unless either the Company or Mr. Rinberg gives notice to the other at least 90 days prior to the end of a scheduled term of its election to not renew the agreement.  The Rinberg Employment Agreement is currently in effect through December 2012.  In connection with the Rinberg Employment Agreement, Mr. Rinberg was granted options to purchase 40,000 shares of the Company’s common stock each year.  Accordingly, 40,000 options were granted in each of December 2007, January 2009 and January 2010.  In February 2011, an additional 40,000 options have been granted for the 2011 calendar year, per the terms of the agreement, and are scheduled to vest in equal installments of 10,000 shares per calendar quarter (See Note 3C).

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 5 - Commitments and Contingencies

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

In March 2011, the Ministry of Environmental Protection issued initial guidelines relating to oil and gas drilling. This is the first time that the Ministry has published specific environmental guidelines for oil and gas drilling operations, relating to on-shore and off-shore Israel.

The guidelines are detailed and provide environmental guidelines for all aspects of drilling operations, commencing from the when an application for a preliminary permit is filed, and continuing through license, drilling exploration, production lease, petroleum production and abandonment of the well. The guidelines address details that must be submitted regarding the drill site, surrounding area, the actual drilling operations, the storage and removal of waste and the closing or abandoning of a well.

B.	Royalty Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At March 31, 2011 and December 31, 2010, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

On March 30, 2011, the Israeli parliament enacted the Petroleum Profits Taxation Law, 2011, which imposes a special levy on income from oil and gas production. The new law provides that royalties on hydrocarbon discoveries will remain at 12.5%, while taxation of profits will begin only after the developers have reached payback on their investment plus a return. The levy will be 20% after a payback of 150% on the investment, and will rise gradually, reaching 50% after a return of 230% on the investment. The Israeli government also repealed the percentage depletion deduction and made certain changes to the rules for deducting tangible and intangible development costs.

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License and Joseph License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of March 31, 2011, the Company did not have any outstanding obligation in respect of the plan.

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 5 - Commitments and Contingencies (cont'd)

D.	Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally.  A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).  At March 31, 2011, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

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

The surface rights to the drill site from which the Company drilled the Elijah #3 well are held under long-term lease by Kibbutz Ein Carmel with the Israel Lands Authority. The necessary permission to enter and use the drill site to conduct petroleum operations on the Elijah #3 well was granted to the Company by Kibbutz Ein Carmel through July 20, 2015 in consideration for a one-time fee of approximately $145,000.

Permission of the Israel Lands Authority for the use of the surface rights is also required.  All consents were obtained.

F.	Payments to executives and deferral of compensation

Under existing compensation agreements, the Company is committed to pay certain of its executive officers and other employees an aggregate amount of $1,159,000 on an annual basis. During the year ended December 31, 2010, amounts totaling $477,000 of previously deferred compensation was paid to executives and employees.  During the three month period ended March 31, 2011, $21,000 of amounts previously deferred were paid to executives and employees. At March 31, 2011 the Company did not have any outstanding obligation in respect of deferred compensation.

H.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011. The monthly rent was $4,000 during the 12-month period ending October 31, 2008, $4,500 during the 12-month period ending October 31, 2009, $4,600 for the 12-month period ending October 31, 2010 and will be $4,700 during the 12-month period ending October 31, 2011.

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 5 - Commitments and Contingencies (cont'd)

H.	Lease Commitments (cont'd)

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

In December 2010, the Company entered into a sublease agreement for the lease of office premises in Caesarea, Northern Industrial Park, Israel.  The sublease agreement provides for the rental of 517 square meters (5,565 square feet) (including common areas) in an office building. The sublease term began on April 3, 2011 and continues through March 31, 2014. Notwithstanding the foregoing, the sublease lease Agreement term is expressly subject to the primary lease agreement that the sub lessor has with the landlord of the premises and such sublease lease Agreement term will expire upon the termination, for whatever reason, of the primary lease. In addition, under the sublease agreement, at the end of the initial 12 months of the sublease term, either the sub lessor or the Company may, at its sole discretion upon the furnishing to the other of written notice within seven days after the end of the initial 12 month period, terminate the sublease agreement, whereupon the Company will be required to vacate the subleased premises within six months of the giving of such notice. Each of the Company and the sub-lessor has the right to terminate early, at the end of each of the 18th and 24th month following the commencement of the sublease lease agreement term. Under the sublease agreement, the Company is authorized to further sublease all or part of the subleased premises to a third party that is pre-approved by the sub-lessor.

Rent is payable on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $8,350 per month at the exchange rate in effect on the date of this report). The Company is also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, insurance and maintenance payments during the sublease term.

In March 2010, the Company leased approximately 500 square feet of office space in State College, Pennsylvania for its President and Chief Operating Officer.  The initial lease was for 12 months, expiring February 28, 2011 and the monthly rental amount was $525. In February 2011, the lease was extended by 12 months to the end of February 2012 and the monthly rental amount was increased to $550.

In December of 2009, the Company entered into a lease agreement, scheduled to continue through December 2012, for a motor vehicle in Israel. In February 2010, three more motor vehicles were leased under the same agreement. The Company has the right to terminate the lease agreement for any or all of the motor vehicles, on payment of two monthly rental payments per motor vehicle. The aggregate cost for the four leased motor vehicles is approximately $2,900 per month; the leasing cost is linked to the Israeli Consumer Price Index.

Lease Commitments

US$ thousands

2011	141
2012	132
2013	98
2014	24

395

  Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 5 - Commitments and Contingencies (cont'd)

I.	Employment Agreement with Executive

On January 31, 2011, the Company and Victor Carrillo entered into a letter agreement providing for the employment (the “Carrillo Employment Agreement”) of Mr. Carrillo as the Company’s Executive Vice President. Mr. Carrillo continues to serve on the Company’s board of directors.

The Carrillo Employment Agreement has an initial term of one year which continues through January 31, 2012; thereafter, the agreement provides that it is to be renewed automatically for two additional one year terms unless either party shall advise the other 30 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Carrillo is paid an annual salary of $250,000, payable monthly. Mr. Carrillo was paid a sign up bonus of $7,500 and will be reimbursed for up to $5,000 in relocation expenses.

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

J.	Internal Dispute Affecting Operators of the Drilling Rig

The deep-drilling capacity rig that the Company been using since September 2009 in its drilling program was the subject of a drilling agreement entered into in September 2008 (the “Drilling Contract”) between the Company and Aladdin Middle East Ltd. (“AME”). Through AME, the rig arrived in Israel and cleared customs in April 2009 and AME provided the drilling crew to operate the rig in Israel. The drilling rig and crew was used to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 well and is currently being used to drill the Ma’anit-Joseph #3 well.

AME is part of a group of privately owned affiliated entities. An internal dispute developed between different family members and these entities. The Company was advised by Guyney Yildizi Petrol Uretim Sondaj Mut, ve Tic A.S. (“GYP”), an affiliated entity of AME, that GYP is in fact the owner of the rig being used in the Company’s drilling program and that AME’s rights to the rig, pursuant to which it acted as operator, terminated as of December 31, 2010 upon the termination of lease between AME and GYP. GYP demanded that the Company make the payments called for in the drilling contract between us and AME directly to GYP based on representations by GYP that GYP was in control of the mentioned rig and all crew and operations at the Ma’anit-Joseph #3 well.

Following contact with AME and GYP, the Company determined that it is in the best interests of the Company that it honor GYP’s request and remit the payments payable under the drilling contract between it and AME directly to GYP. In April 2011, the Company advised AME of its decision. The Company obtained an indemnity from GYP with

 Zion Oil & Gas Inc
(A Development Stage Company)
Notes to the Unaudited Interim Financial Statements as of March 31, 2011

Note 5 - Commitments and Contingencies (cont'd)

J.	Internal Dispute Affecting Operators of the Drilling Rig (cont'd)

respect to any damages and costs resulting from such payments to GYP, including any disruption of its drilling program. GYP also agreed to assume all rights and obligations, including those accrued, of AME in the Drilling Contract.  On April 25, 2011, AME demanded that the Company retract its decision within three business days and that failing such retraction, AME will avail itself of recourse to all rights at its disposal, including legal process.

No assurance can be provided that the internal dispute affecting the owners and operators of the drilling rig that the Company utilizes in its drilling program will not result in the disruption of the Company’s drilling activities. The dispute may also make it more difficult for the Company to utilize the rig for drilling any wells subsequent to the Ma’anit-Joseph #3 well. If the Company’s drilling operations are disrupted and it is not able to obtain a suitable deep-drilling capacity rig, of which no assurance can be provided, then the Company’s drilling operations and prospects may be jeopardized.

Management cannot estimate at this time the financial impact, if any, of any action by AME in response to the Company’s determinations as noted above. However, in the opinion of the Company, any material expense or loss suffered by the Company resulting from any action by AME will be covered in the indemnity from GYP.

Note 6 - Subsequent Events

(i) On April 13, 2011, the Company was advised by Israel's Petroleum Commissioner that the Company's Jordan Valley License Application had been granted. The Company anticipates that the formal license documentation, which will include the specific area designation and the license conditions, will be forthcoming shortly.

(ii) On May 8, 2011, the Company and Ilan Sheena will enter into a restated employment agreement providing for the employment (the “Sheena Employment Agreement”) of Mr. Sheena as the Company’s Chief Financial Officer.

The Sheena Employment Agreement became effective as of April 1, 2011 and provides that it is to be renewed for additional one year terms upon agreement of both parties. Under the agreement, Mr. Sheena is paid an annual salary of the current Israeli Shekel equivalent of $144,000, payable monthly. Mr. Sheena is also entitled to the benefits typically available to senior executives in Israel.

Mr. Sheena can terminate the employment agreement at any time, by giving 60 business days' notice. If the Company terminates the agreement for any reason other than "Just Cause" (as defined the employment agreement), then the Company is to pay to Mr. Sheena the greater of severance pay in accordance with Israel's Severance Pay Law or three month’s salary, as well as all benefits earned and accrued through such date. The Sheena Employment Agreement provides for customary protections of the Company's confidential information and intellectual property.

The Sheena Employment Agreement provides that subject to the entry into an Option Award Agreement, Mr. Sheena be awarded under the Company’s 2005 Stock Option Plan, with respect to each year of employment under the Sheena Employment Agreement, vested options to purchase 7,500 shares of the Company’s Common Stock at a per share exercise price of $0.01, vesting equally in each calendar quarter (1,875 shares per quarter. The options shall be exercisable through January 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN DESCRIPTION OF BUSINESS SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

 Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 10 years of oil and gas exploration in Israel. We currently have no revenues or operating income and we are classified as a “development stage” company.

We are headquartered in Dallas, Texas, have a satellite office in State College, Pennsylvania and a field office in Caesarea, Israel.

We currently hold two petroleum exploration licenses, named the Joseph License and the Asher-Menashe License, covering approximately 162,100 acres of land onshore Northern Israel. As discussed below, we have been advised by the Petroleum Commissioner of the State of Israel (the “Commissioner”) that one of our license applications, the Jordan Valley License, has been awarded. To date, we have completed drilling two exploratory wells and are currently drilling our third exploratory well in the Joseph License area and have partly completed drilling one exploratory well in the Asher-Menashe License area.

In February 2011, we submitted to the Commissioner applications for two exploration licenses and an application for a preliminary exploration permit. One of the license applications and the application for the preliminary exploration permit cover substantially all of the area covered by our previous Issachar-Zebulun Permit, which expired on February 23, 2011. We named one license application (with respect to part of the previous Issachar-Zebulun Permit) the Jordan Valley License Application and the preliminary exploration permit (applied for with respect to substantially the balance of such area) the Zebulun Permit. We named the other license application the Dead Sea License Application as it relates to areas within the vicinity of the Dead Sea.

On April 13, 2011, we were advised by the Commissioner that the Jordan Valley License Application had been granted. We anticipate that the formal license documentation, which will include the specific license area and license terms, will be forthcoming shortly. We anticipate that the Zebulun Permit Application and Dead Sea License Application will be considered in mid-Summer to Fall of 2011. No assurance can be provided that Dead Sea License Application and the Zebulun Permit Application will ultimately be granted.

The Asher-Menashe License is scheduled to expire on June 9, 2011. The conditions to the license extension included the requirement that we identify a new drilling prospect by April 1, 2011 and that we enter into a drilling contract with respect to such prospect by May 1, 2011.  As discussed below in greater detail, we have not satisfied these conditions due to, in part, to the need to undertake further work on our currently temporarily suspended well in this license area to determine whether this well can be successfully re-drilled.  We do not anticipate that these determinations will be made on or before June 9, 2011.  While we do not have a basis to believe that the Commissioner will suspend the current license while we have a current well on the site, no assurance can be provided that the Commissioner will not withdraw the license on or after the scheduled expiration date or that an extension will ultimately be granted.

Exploration Activities

To date, we have drilled two exploratory wells and are currently drilling our third exploratory well in the Joseph License area, and have partly completed drilling one exploratory well in the Asher-Menashe License area.

The first exploratory well, named the Ma’anit #1 well, was drilled, in the Joseph License area, to a depth of 15,842 feet (4,829 meters) to Triassic-age formations with encouraging but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the well-bore, we determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007, we abandoned the well.

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

As the Ma'anit-Rehoboth #2 well did not reach the Permian-age geological formation beneath the Joseph License area, we decided to drill a subsequent well, the Ma'anit-Joseph #3 well, at a location near the Ma'anit-Rehoboth #2 well (in the Joseph License Area). The drilling of the Ma'anit-Joseph #3 well commenced in August 2010 and was planned to test the Permian-age geological formation. Drilling operations on this well were expected to last approximately six months. The Ma'anit-Joseph #3 well had initially reached a depth of approximately 16,578 feet (5,053meters). However, having encountered mechanical/technical difficulties, the Company is currently engaged in a sidetrack operation and as of May 5, 2011, the well is at a depth of 14,088 feet (4,294 meters). The Company's planned ultimate target depth for the Ma'anit-Joseph #3 well is approximately 19,350 feet (5,900 meters).

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

Approximately 15 miles (25 kilometers) of 2-D seismic data was acquired in June 2010 in the Asher- Menashe License area and has been processed by a geophysical consultant in the United States and integrated into our geological assessment by our geologists.  Analysis of the acquired data helped us  to refine the geologic model of the area and indicated that the Asher volcanics section, wherein the drilling tools were stuck, is likely substantially greater (i.e., thicker and deeper) than originally predicted by the older, original data.  Additional work is needed to determine if the Elijah #3 well can be successfully re-drilled through this unexpectedly more extensive volcanic section. As our available drilling resources are currently dedicated exclusively to drilling the Ma’anit-Joseph #3 well (in the Joseph License) to the Permian-age target depth, our geologists and engineering experts will not be in a position to address the future of the Elijah #3 well until after we have completed drilling the Ma’anit-Joseph #3 well and completed any testing or other post drilling procedures that we may deem necessary or desirable once the Permian-age target is reached in such well.

Reference is made to made to Part II, Item 1A [Risk Factors] of this quarterly report on Form 10-Q for a discussion of risk associated with our continuing drilling operations.

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

In   June 2009, we raised gross proceeds of $21,000,000 from a rights offering to common stockholders of up to 4.2 million shares of our common stock. The rights-offering was fully subscribed, resulting in our distribution of all of the 4.2 million shares that were offered.

In November 2009, we raised an additional $18,000,000 from a rights offering to common stockholders of up to 3.6 million shares of our common stock. The rights-offering was fully subscribed, resulting in our distribution of all of the 3.6 million shares that were offered.

In July 2010, utilizing a shelf registration statement, we raised approximately $12,356,000 from rights offering to common stockholders of up to 10 million shares of our common stock.  The rights offering resulted in our distribution of 2,471,117 shares.

In December 2010, utilizing the shelf registration statement, we raised an approximately $18,214,000 from a fourth rights offering to common stockholders of up to 3,820,391 shares of our common stock and warrants to purchase an additional 3,820,391 shares of our common stock. The rights-offering was subscribed for a total of 3,642,821 shares of our common stock and warrants to purchase an additional 3,642,821 shares of our common stock.

Between January 1, 2011 and May 4, 2011, we raised approximately $408,700 from the exercise of our publicly traded warrants trading under the symbol ZNWAW that we previously issued to investors in connection with our follow-on-public offering which we completed in January 2009. We reduced the exercise price of these warrants, for a limited time period extending from January 3, 2011 through March 7, 2011, to $4 (from an original per share exercise price of $7).  In addition, between January 1, 2011 to May 4, 2011, we raised an additional $431,200 from the exercise of the $4 warrants that we issued in December 2010 in connection with our last completed rights offering that trade under the symbol ZNWAZ.

Going Concern Basis

Our financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  Since we are in the development stage, we have limited capital resources, no revenue to date and a loss from operations.  The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. The uncertainty of these conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period.

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

The Company’s oil and gas property represents an investment in unproved properties and two major development projects on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  A further impairment requiring a charge to expense may be indicated through evaluation of drilling results.

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

In June 2007, following the analysis of the results of the testing of our Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, we determined that the well was incapable of producing oil and/or gas in commercial quantities.  In order to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2 well, we ceased operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquished the Ma’anit-Joseph License.  As planned, we used the Ma’anit #1 wellbore, down to approximately 9,842 feet (3,000 meters), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well. As a result of the abandonment of the Ma’anit #1 well and formal relinquishment of the Ma’anit-Joseph License, we recorded in June 2007 an impairment of $9,494,000 to our unproved oil and gas properties.

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

Although both our properties and our principal operations are in Israel, we report all our transactions in United States dollars. Certain dollar amounts in the financial statements may represent the dollar equivalent of other currencies.

We record a valuation allowance to reduce our deferred tax asset to the amount that we believe is likely to be realized in the future.  In assessing the need for the valuation allowance we have considered not only future taxable income but also feasible and prudent tax planning strategies. In the event that we were to determine that it would be likely that we would, in the future, realize our deferred tax assets in excess of the net recorded amount, an adjustment to the deferred tax asset would be made.  In the period that such a determination was made, the adjustment to the deferred tax asset would produce an increase in our net income.

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the Three Months Ended March 31
	2011	2010
	(in thousands US $)
General and Administrative Expenses
Legal and professional fees	213	352
Salaries	1,502	686
Other	741	319

Impairment of unproved oil and gas properties	-	-

Interest Expense (Income), net	(35)	3

Net loss	2,421	1,360

Revenue.  We have no revenue generating operations as we are still a development stage oil and gas company.

General and administrative expenses.  General and administrative expenses were $2,456,000 for the three months ended March 31, 2011 compared to $1,357,000 for the corresponding three month period in 2010.  The increase in general and administrative expenses during the three months ended March 31, 2011 is primarily attributable to non-cash expenses recorded in connection with stock options granted to  service providers and directors (approximately  $456,000 ) as well as additions to staff during the period (approximately $878,000).  Legal and professional fees were $213,000 for the three months ended March 31, 2011 compared to $352,000 for the corresponding three month period in 2010.  The decrease in legal and professional fees during the three months ended March 31, 2011 is primarily attributable to the decrease in the utilization of these professionals’ services.  Salary expenses were $1,502,000 for the three months ended March 31, 2011 compared to $686,000 for the corresponding three month period in 2010.  The increase in salary expenses during the three months ended March 31, 2011 is primarily attributable to non-cash expenses recorded in connection with the issuance of the above referenced stock options and new staff additions during the period.  Other general and administrative expenses were $741,000 for the three months ended March 31, 2011 compared to $319,000 for the corresponding three month period in 2010. Other general and administrative expenses are comprised of non-compensation, non-professional and non-operational expenses incurred in our three offices.  The increase in other general and administrative expenses is primarily attributable to increased marketing and investor relations related expenses recorded in the three months ended March 31, 2011.

Interest expenses (income), net.  Interest income, net was $35,000 for the three month period ended March 31, 2011 compared to a net interest expense of $3,000 for the corresponding three-month period in 2010.  The increase in interest income was primarily attributable to gains attributable to currency exchange rate fluctuations of the U.S. dollar to the New Israeli Shekel.

Net Loss.   Net loss was $2,421,000 for the three months ended March 31, 2011 compared to a net loss of $1,360,000 for the corresponding three-month period in 2010. The increase in net loss during the three months ended March 31, 2011, compared to the corresponding period in 2010 is primarily attributable to the non-cash expenses recorded in connection with the above referenced grant of stock options to employees, service providers, and directors.

Liquidity and Capital Resources

At March 31, 2011, we had approximately $15,542,000 in cash and cash equivalents compared to $21,243,000 at December 31, 2010. The decrease in cash resources at March 31, 2011 is primarily attributable to drilling related expenditures.

During the three months ended March 31, 2011 cash used in operating activities totaled $2,005,000. Cash provided by financing activities during the three month period ended March 31, 2011 was $806,000 and is attributable to proceeds received from the exercise of our publicly traded warrants.  Net cash used in investing activities was $4,502,000 for the three months ended March 31, 2011 and $6,689,000 for the three month period ended March 31, 2010, primarily for drilling related expenditures.

We believe that our currently available cash resources will be sufficient to enable us to meet our operating requirements in carrying out our plans through September 30, 2011, including completing the Ma’anit-Joseph #3 well and any production testing and other analyses that may be required, undertake additional non-drilling exploratory activities in our current license areas and in the newly granted Jordan Valley License. As of May 4, 2011 we had outstanding publicly traded warrants exercisable through December 31, 2012 and trading under the symbol ZNWAZ at a per share exercise price of $4, for potential aggregate cash proceeds payable to us of approximately $14,140,084.  Additionally, as of May 4, 2011, we had outstanding publicly traded warrants exercisable through January 31, 2012 and trading under the symbol ZNWAW at a per share exercise price of $7, for potential aggregate cash proceeds payable to us of approximately $3,536,253. Unless we receive significant proceeds during 2011 from the exercise of these publicly traded warrants (of which no assurance can be provided), we anticipate needing to raise additional funds to maintain operations beyond September 30, 2011 and to conduct future exploratory and new well drilling projects. We anticipate that we can raise funds either by attracting additional investment in our company or additional parties to join our drilling operations.  Finally, we can raise up to approximately $4.8 million from additional sales of our securities under an existing effective shelf registration statement.  Presently, we have no commitments for any such financing or participation and no assurance can be provided that we will be successful in attracting any such investment.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the first quarter of 2011, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent weakness of the U.S. Dollar in the international markets has been equally reflected against NIS and this may continue in the future. Since December 31, 2010, 2009 and 2008, to March 31, 2011, the U.S. Dollar has devalued by approximately 1.9%, 7.8% and, 8.4% respectively against the NIS. Continuing devaluation of the U.S. dollar against the NIS will result in higher operating costs from NIS denominated expenses. We do not currently hedge against currency exchange rate risks.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. As of March 31, 2011, we had cash, cash equivalents and short-term bank deposits of approximately $15,542,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2011 was approximately 0.25%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2011, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

During the quarter ended March 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2011, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010, other than the following.

A dispute within the affiliated entities which own and manage the deep-drilling capacity rig that we have been using in our drilling program may result in the disruption of our drilling program and may potentially jeopardize our drilling operations and prospects.

The deep-drilling capacity rig that we have been using since September 2009 in our drilling program was the subject of a drilling agreement entered into in September 2008 (the “Drilling Contract”) between us and Aladdin Middle East Ltd. (“AME”). Through AME, the rig arrived in Israel and cleared customs in April 2009 and AME provided the drilling crew to operate the rig in Israel. The drilling rig and crew was used to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 well and is currently being used to drill the Ma’anit-Joseph #3 well.

AME is part of a group of privately owned affiliated entities that are controlled by a Turkish based family. An internal dispute developed between different family members and these entities. We were advised by Guyney Yildizi Petrol Uretim Sondaj Mut, ve Tic A.S. (“GYP”), an affiliated entity of AME, that GYP is in fact the owner of the rig we have been using in our drilling program and that AME’s rights to the rig, pursuant to which it acted as operator, terminated as of December 31, 2010 upon the termination of lease between AME and GYP. GYP claims on its web site to be one of the leading oil and gas companies in Turkey involved in exploration, development and production of oil as well as running drilling and oil field services. GYP demanded that we make the payments called for in the drilling contract between us and AME directly to GYP based on representations by GYP that GYP was in control of the mentioned rig and all crew and operations at the Ma’anit-Joseph #3 well.

After contact with AME and GYP, we determined that it is in the best interests of Zion that we honor GYP’s request and remit the payments payable under the drilling contract between us and AME directly to GYP. In April 2011, we advised AME of our decision. We obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP, including any disruption of our drilling program. GYP also agreed to assume all rights and obligations, including those accrued, of AME in the Drilling Contract.  On April 25, 2011, AME demanded that we retract our decision within three business days and that failing such retraction, AME will avail itself of recourse to all rights at its disposal, including legal process.

Our management’s primary objective has been and continues to be to avoid any disruption to our drilling program, including the completion of the Ma’anit-Joseph #3 well. While we will continue to take all efforts to avoid any disruption to our current drilling program and to protect our interest under all developments, no assurance can be provided that the internal dispute affecting the owners and operators of the drilling rig we use will not result in the disruption of our drilling activities. The dispute may also make it more difficult for us to utilize the rig for drilling any wells subsequent to the Ma’anit Joseph #3 well. If our drilling operations are disrupted and we are not able to obtain a suitable deep-drilling capacity rig, of which no assurance can be provided, then our drilling operations and prospects may be jeopardized.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Second Restated Employment Agreement dated as of April 1, 2011 between Zion Oil & Gas, Inc. and Mr. Ilan Sheena.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Ilan Sheena
	Richard J. Rinberg		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 10, 2011	Date:	May 10, 2011