Form 10-Q
period 2011-06-30
ZION OIL & GAS INC
filed 2011-08-09
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2011; or

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

As of August 1, 2011, Zion Oil & Gas, Inc. had outstanding 30,372,044 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	June 30 2011	December 31 2010
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	7,090	21,243
Short term bank deposits	256	250
Prepaid expenses and other	668	876
Deferred offering costs	295	-
Refundable value-added tax	2,686	801
Total current assets	10,995	23,170

Unproved oil and gas properties, full cost method (see Note 2A)	42,134	25,882

Property and equipment at cost
Net of accumulated depreciation of $134,000 and $116,000,	215	159

Other assets
Assets held for severance benefits	128	92

Total assets	53,472	49,303

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	251	388
Asset retirement obligation	50	50
Accrued liabilities	7,473	2,136
Deferred officers compensation	-	21
Total current liabilities	7,774	2,595

Provision for severance pay	431	339

Total liabilities	8,205	2,934

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: June 30, 2011 - 100,000,000; December 31, 2010 – 50,000,000 Issued and outstanding:
June 30, 2011 – 25,436,063 and 24,867,218 shares at December 31, 2010	254	248
Additional paid-in capital	105,831	102,608
Deficit accumulated in development stage	(60,818)	(56,487)
Total stockholders’ equity	45,267	46,369

Total liabilities and stockholders' equity	53,472	49,303

The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

					Period from
					April 6, 2000
	For the three month period		For the six month period		(inception) to
	ended June 30		ended June 30		June 30
	2011	2010	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	367	143	580	495	7,430
Salaries	563	753	2,065	1,439	12,526
Other	1,018	526	1,759	845	9,123
Impairment of unproved oil and gas properties	-	22,022	-	22,022	31,516
Loss from operations	(1,948)	(23,444)	(4,404)	(24,801)	(60,595)

Other expense, net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	-	80
Interest income (expenses), net	38	(82)	73	(85)	224

Loss before income taxes	(1,910)	(23,526)	(4,331)	(24,886)	(60,818)
Income taxes	-	-	-	-	-

Net loss	(1,910)	(23,526)	(4,331)	(24,886)	(60,818)

Net loss per share of common stock - basic and diluted (in US$)
	(0.07)	(1.13)	(0.17)	(1.20)	(5.26)

Weighted-average shares outstanding – basic and diluted (in thousands)
	26,068 *	20,823 *	25,962 *	20,813 *	11,559 *

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

*  Represents an amount less than US$ 1,000
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

*  Represents an amount less than US$ 1,000
The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)

	Preferred Stock		Common Stock		Additional paid-in	Deficit accumulated in development
	Shares	Amount	Shares	Amount	capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Issuance of shares in connection with executive employment	-	-	50	1	49	-	50

Issuance of share on warrants exercise	-	-	165	2	31	-	33

Issuance of dividend shares to record holders as of December 31,2002	4	* -	-	-	* -	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -	-	-	105	-	105
for reduction of accounts payable	5	* -	-	-	45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -	-	-	10	-	10

Payment of account payable through issuance of shares and warrants	* -	* -	-	-	1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)	* -	763	7	(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-	-	33	* -	99	-	99
for reduction of accounts payable	-	-	3	* -	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-	-	25	* -	25	-	25
for reduction of accounts payable	-	-	124	1	142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-	-	63	1	82	-	83

Payment of account payable through issuance of shares	-	-	80	1	139	-	140

Costs associated with the issuance of shares	-	-	-	-	(58)	-	(58)

Value of warrants granted to employees	-	-	-	-	47	-	47

Deferred financing costs on debt conversions / modifications	-	-	-	-	(10)	-	(10)

Net loss	-	-	-	-	-	(873)	(873)

Balances as of December 31, 2003	-	-	4,859	48	1,751	(1,488)	311
•	Represents an amount less than US$ 1,000
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

*  Represents an amount less than US$ 1,000.
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

*  Represents an amount less than US$ 1,000.
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

*  Represents an amount less than US$ 1,000.
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

*  Represents an amount less than US$ 1,000.
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

*  Represents an amount less than US$ 1,000.
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

*  Represents an amount less than US$ 1,000.
The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	*-	*-	3	-	3

Funds received from option exercises	44	*-	*-	-	*-
Funds received from the Third Rights Offering	2,471	25	12,331	-	12,356

Funds received from the Fourth Rights Offering	3,643	36	18,178	-	18,214

Value of shares granted to consultants for services	3	*-	15	-	15

Value of options granted to employees	-	-	479	-	479

Costs associated with the issuance of shares	-	-	(479)	-	(479)

Net loss	-	-	-	(27,658)	(27,658)

Balances as of December 31, 2010	24,867	248	102,608	(56,487)	46,369

*  Represents an amount less than US$ 1,000.
The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)

Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	427	4	1,707	-	1,711

Funds received from option exercises	142	2	-	-	2

Value of options granted to employees	-	-	1,516	-	1,516

Net loss	-	-	-	(4,331)	(4,331)

Balances as of June 30, 2011	25,436	254	105,831	(60,818)	45,267

*  Represents an amount less than US$ 1,000
The accompanying notes are an integral part of the interim financial statements

Zion Oil & Gas, Inc.
 (A Development Stage Company)
Statements of Cash Flows

	For the six month period ended June 30		Period from April 6, 2000 (inception) to June 30,
	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(4,331)	(24,886)	(60,818)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	18	15	140
Officer, director and other fees, paid via common stock	-	15	2,330
Cost of warrants issued to employees, directors & others	1,159	447	3,744
Interest in short term bank deposits	(6)	-	(6)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	-	22,022	31,516
Asset retirement obligation	-	-	50
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	208	2	(668)
Increase in deferred offering costs	-	(123)	-
Change in refundable value-added tax	(1,885)	347	(2,686)
Severance pay, net	56	93	303
Accounts payable	(137)	610	899
Accrued liabilities, net	155	(1,714)	2,291
Increase (decrease) in deferred officers' compensation (net)	(21)	(231)	240
Net cash used in operating activities	(4,784)	(3,403)	(21,987)

Cash flows from investing activities
Investment in short term bank deposits	-	-	(250)
Acquisition of property and equipment	(74)	(101)	(357)
Investment in unproved oil and gas properties	(11,008)	(12,683)	(68,556)
Net cash used in investing activities	(11,082)	(12,784)	(69,163)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale and exercise of stock and warrants	1,713	5,045	101,893
Costs associated with the issuance of stock and warrants	-	(13)	(4,242)
Net cash provided by financing activities	1,713	5,032	98,240

Net increase (decrease) in cash and cash equivalents	(14,153)	(11,155)	7,090
Cash and cash equivalents – beginning of period	21,243	20,734	-
Cash and cash equivalents– end of period	7,090	9,579	7,090

The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

	For the six month period ended June 30		Period from April 6, 2000 (inception) to June 30,
	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	-	14	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of accounts payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of warrants and options granted to directors and consultants	-	-	405
Value of warrants and options granted to employees		-	1,544
Value of warrants granted to underwriters	-	-	99
Value of shares gifted to directors, employees and service providers	-	-	259
Deferred financing costs	-	-	85
Cost of options granted to employees attributed to Oil & Gas properties	357		357
Investment in Oil & Gas properties	4,887	-	4,887

The accompanying notes are an integral part of the unaudited interim financial statements.

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc. (“Zion” or the “Company”) is a development stage oil and gas exploration company with a history of more than 10 years of oil & gas exploration in Israel. The Company currently holds three petroleum exploration licenses, all onshore Northern Israel, comprised of the Joseph License (covering approximately 83,272 acres), the Asher-Menashe License (covering approximately 78,824 acres) and the Jordan Valley License (covering approximately 55,845 acres of land in the Jordan Valley area). The areas covered by the Joseph License and the Asher Menashe License have been subject to a series of exploration permits and licenses that have been granted to and held by the Company under the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”) since 2007. The Company was awarded the Jordan Valley License in April 2011.

Zion currently has pending before the Petroleum Commissioner of the State of Israel (the “Commissioner”) applications for one exploration license and two preliminary exploration permits. In February 2011, the Company submitted to the Commissioner a license application for an area covering approximately 74,925 acres of land within the vicinity of the Dead Sea, in central Israel, which it has named the Dead Sea License Application as well as an application for a preliminary exploration permit covering part of the area previously covered by its previous Issachar-Zebulun Permit, which expired on February 23, 2011 (the Zebulun Permit Application), covering approximately 157,480 acres of land. Subsequently, in June 2011, the Company submitted an application to the Commissioner for a preliminary exploration permit on an area adjacent to the Joseph License area. The Company named the new permit application the “Asher-Joseph Permit Application.”  The Asher-Joseph Permit Application " area is on approximately 80,000 acres of land and is to the west and south of Zion's Joseph License area. It is onshore Israel and traverses a section of land, adjacent to the coastline, between Haifa and Tel Aviv. No assurance can be provided that any of the Dead Sea License Application, the Zebulun Permit Application or Asher-Joseph Permit Application will ultimately be granted.

Licenses

(1)  The Asher-Menashe License covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mount Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License had an initial three-year term, which commenced on June 10, 2007, and has been extended for additional one-year periods and is currently scheduled to expire on June 9, 2012.  At the option of the Petroleum Commissioner, the Asher-Menashe License may be extended for additional one-year periods up to 2014. To date, the Company has partly completed one exploratory well in the Asher-Menashe License Area, the Elijah #3 well. The Company commenced drilling this well in October 2009 toward the Triassic age geological formation, which the Company estimated was below approximately 10,000 feet (3,048 meters). As of January 15, 2010, the Company drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, the Company temporarily suspended drilling operations in the well following its unsuccessful efforts to retrieve a stuck pipe, pending further analysis of the situation. (See note 6)

 (2)  The Joseph License covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south.  The Joseph License had an initial three-year term which commenced on October 11, 2007 and has been extended for an additional one-year period ending on October 11, 2011.  The Joseph License may be extended for additional one-year periods up to 2014. The areas covered by the Joseph License include the Ma’anit structure, on which the Company previously drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells and the Ma’anit-Joseph #3 well, which has been tested. In July 2011 the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities at the zone tested. (See note 6)

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

Newly Submitted License & Permit Applications

(i) On February 17, 2011, prior to the expiration of the Issachar-Zebulun Permit, the Company submitted an application to the Petroleum Commissioner for an exploration license on approximately 55,485 acres of land (the Jordan Valley License Application) and an application for a new preliminary exploration permit on approximately 157,000 acres of land (the Zebulun Permit), most of which were within the area included within the Company’s previous Issachar-Zebulun Permit. As noted above, the Jordan Valley License application was awarded in April 2011. Together, the new Jordan Valley License Application and the new Zebulun Permit Application cover much of the land previously held under the Issachar-Zebulun Permit.

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

(ii)  The Company’s geologists identified the Dead Sea area as one worthy of exploration and in February, 2011, the Company applied for a license in the Dead Sea area on approximately 75,000 acres of land (the Dead Sea License Application).

(iii) In June 2011, the Company submitted an application to the Commissioner for a preliminary exploration permit on an area adjacent to the Joseph License area. The Company named the new permit application the “Asher-Joseph Permit Application.”  The Asher-Joseph Permit Application area covers approximately 80,000 acres of land and is to the west and south of Zion's Joseph License area. It is onshore Israel and traverses a section of land, adjacent to the coastline, between Haifa and Tel Aviv.

No assurance can be provided that any of the Zebulun Permit Application, the Dead Sea License Application, or the Asher-Joseph Permit Application will ultimately be granted.

Summary of Drilling and Exploration Activities

Joseph License

To date, the Company completed drilling three exploratory wells in the Joseph License area, the last of which, the Ma’anit-Joseph #3 well, was completed in June 2011. In July 2011, after reaching the target depth of approximately 19,357 feet (5,900 meters) in the Ma’anit-Joseph #3 well, the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested.

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

The well penetrated a number of geologic formations that were preliminarily deemed to have hydrocarbon potential and, during well operations; a small quantity of crude oil was retrieved. However, in April 2010, following the completion of testing procedures, the Company determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, it suspended drilling operations in that well. In connection with this decision, the Company recognized a non-cash impairment charge to its unproved oil and gas properties in the quarter ended June 30, 2010.

As the Ma'anit-Rehoboth #2 well did not reach the Permian-age geological formation beneath the Joseph License area, the Company decided to drill a subsequent well, the Ma'anit-Joseph #3 well, at a location near the Ma'anit-Rehoboth #2 well (in the Joseph License Area).

The drilling of the Ma'anit-Joseph #3 well commenced in August 2010 and was planned to test the Permian-age geological formation. On June 13, 2011, the Company reached its target depth of approximately 19,357 feet (5,900 meters) in Northern Israel, after which it carried out open-hole wireline logging operations to learn more regarding the well's lithology (rock types) and hydrocarbon potential. The interpretation of the logging indicated that there was little chance that Ma'anit-Joseph #3 well contains hydrocarbons in commercial quantities. However, during drilling, the Company recorded significant natural gas shows. The Company decided to test the well, both to know the hydrocarbon production capacity of the well, if any, to gain extra insight into exactly what stratigraphic interval(s) the gas was coming from, and to learn more about the future exploration potential in this part of northern Israel. In July 2011, the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested. (See note 6). The Company has not yet received the final reports (relating to both the drilling and the testing) being prepared by its external consultants and further analysis may be required after the receipt of such final reports. Consequently, management has temporarily suspended operations on the Ma’anit-Joseph #3 well, pending the receipt of the reports. No final decisions regarding the future utility and prospects, if any, of the Ma’anit-Joseph #3 well will be taken until the final reports are received and analyzed by the Company.

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

Approximately 15 miles (25 kilometers) of 2-D seismic data was acquired in June 2010 and has been processed by a geophysical consultant in the United States and integrated into the Company's geological assessment by the Company's geologists.  Analysis of the acquired data helped the Company to refine the geologic model of the area and indicated that the Asher volcanics section. As of the date of these interim financial statements, the Company is in the process of analyzing the results of the drilling and the open-hole drill stem test conducted on the Ma’anit-Joseph #3 well in the Joseph License area in July 2011, as the interpretation of these results will likely impact on the Company’s decisions relating to the Elijah #3 well. (See note 6)

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

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

B.	Basis of Presentation (cont’d)

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2010. The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The uncertainty of these conditions raises substantial doubt about the Company’s ability to continue as a going concern.  The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s oil and gas property represents an investment in unproved properties and two major development projects on that property.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. During 2010 and 2007, impairment charges of $22,022,000 and $9,494,000 were recorded. The total net book value of the unproved oil and gas properties under the full cost method is $42,134,000 at June 30, 2011. It is possible that the Company’s determination that the unproved oil and gas properties are not impaired could change in the near term. This may be due to a significant decrease in either oil or gas prices, or a significant increase in drilling costs, completion costs, or other associated overhead costs, or negative results during testing affecting the determination of the commercial viability of the wells.

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

The Company’s ability to maintain present operations is currently dependent on three petroleum exploration licenses: (a) The Joseph License; (b) The Asher-Menashe License, in respect of which drilling operations have been temporarily suspended on the Elijah #3 well pending the further engineering analysis required to check the viability of reentering the Elijah #3 well and (c) The Jordan Valley License which was awarded in April 2011.

Currently, the Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $31,516,000, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $42,134,000 at June 30, 2011. See also Note 6.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30 2011	December 31 2010
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	34,406	20,383
Capitalized salary costs	1,296	883
Legal costs, license fees and other preparation costs	2,923	2,694
Other costs	3,509	1,922
	42,134	25,882

Note 2 - Summary of Significant Accounting Policies (cont'd)

A.	Oil and Gas Properties and Impairment (cont'd)

Impairment of unproved oil and gas properties comprised as follows:
	Six month period ended June 30, 2011	Year ended December 31, 2010	Period from April 6, 2000 (inception) to June 30, 2011
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	20,419	28,378
Capitalized salary costs	-	620	1,303
Legal costs, license fees and other preparation costs	-	-	509
Other costs	-	983	1,326
	-	22,022	31,516

B.	Net Loss per Share Data

Diluted net loss per share is the same as basic net loss per share as the inclusion of 4,474,671 and 1,016,729 common stock equivalents in the second quarter of 2011 and 2010, respectively, would be anti-dilutive. These warrants and options could potentially dilute basic earnings per share in future years.

Due to the new shares of common stock, par value $0.01 per share (the “Common Stock”) that were issued in connection with the rights offering completed in December 2010 and the shares issuable following the termination of the recent rights offering which expired in July 2011, the weighted average shares outstanding was adjusted by a factor of 1.071 and 1.037, respectively, which, in turn, adjusted the earnings per share calculations for the six-month and three-month periods ended June 30, 2010 and 2011, as prescribed by ASC 260-10, “Earnings Per Share”.

C.	Recently Adopted Accounting Pronouncements

During 2011, there were no accounting pronouncements which were issued and which have relevancy to the Company’s business.

Note 3 - Stockholders’ Equity

A.	Authorized Common Shares

In June 2011, the Company’s shareholders voted to increase the authorized shares of Common Stock from 50 million to 100 million. The increase became effective on June 27, 2011. Previously, in June 2009, the shareholders of the Company voted to increase the authorized shares of Common Stock from 30 million to 50 million.  In June 2008, the shareholders of the Company approved an increase of the authorized shares of Common Stock from 20 million to 30 million.

Note 3 - Stockholders’ Equity (cont'd)

B.	2005 Stock Option Plan

In January 2010, the Company’s Board agreed to and approved an option award grant under the 2005 Stock Option Plan to one employee pursuant to which such employee is to be awarded, at the end of each quarter, fully vested options exercisable through January 31, 2020 at a per share exercise price of $0.01, to purchase such number of shares of the Company Common Stock as shall equal $12,500 divided by the closing price on the last trading day of the calendar quarter of the Company’s publicly traded share of Common Stock, but in no event at a per share price of less than $5.00.  Pursuant thereto, the employee received a second quarter award to purchase 2,101 shares of common stock.  The expenses are amortized based on the vesting periods, posting appropriate amounts each quarter.

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

In June 2011, the Company’s shareholders authorized adoption of the Zion Oil & Gas, Inc. 2011 Equity Incentive Plan for employees and consultants, initially reserving for issuance thereunder 2,000,000 shares of Common Stock and the Zion Oil & Gas, Inc. Non-Employee Directors Stock Option Plan, initially reserving for issuance thereunder 1,000,000 shares of Common Stock.

C.	Fair Value of Warrants and Options

The Company has reserved under the 2005 Equity Incentive Plan 4,586,773 shares of common stock as of June 30, 2011 for the exercise of warrants and options to employees and non-employees, of which 4,474,671 are outstanding. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise		Number of	Expiration	Warrants or
	price		shares	Date	Options
	US$
To non-employees
	8.25		58,000	June 16, 2012	Options
	2.50		25,000	December 31, 2014	Options
To employees and directors
	8.25		43,000	June 16, 2012	Options
	7.15		12,000	December 31, 2014	Options
	0.01		20,000	December 3, 2017	Options
	0.01		59,641	January 31, 2020	Options
	0.01		10,000	January 31, 2021	Options
	4.45		25,000	January 26, 2016	Options
	0.01		15,000	January 31, 2016	Options
	2.50		359,500	December 31, 2014	Options
	4.92		25,000	August 30, 2014	Options
To investors
	4.00		3,317,351	December 31, 2012	Warrants
	7.00		505,179	January 31, 2012	Warrants
	4.23	*	4,474,671
*  Weighted Average

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options (Cont'd)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

		Weighted Average
	Number of shares	exercise price
		US$

Changes from April 6, 2000 (inception) to December 31, 2008 to:

Employees, officers and directors as part compensation	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Investors in Follow On Public Offering	416,404	7.00
Expired/Cancelled/Forfeited	(705,684)	2.61
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2008	763,574	5.81

Changes during 2009 to:
Employees, officers and directors as part compensation	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Cancelled/Forfeited	(40,000)	5.22
Exercised	(180,810)	6.62
Outstanding, December 31, 2009	994,703	6.14

Changes during 2010 to:
Employees, officers and directors	106,415	2.49
Investors in Fourth Rights Offering	3,642,821	4.00
Expired/Cancelled/Forfeited	(161,917)	6.21
Exercised	(44,357)	0.08
Outstanding, December 31, 2010	4,537,665	6.14

Changes to:
Employees, officers and directors	531,601	2.28
Expired/Cancelled/Forfeited	(25,750)	7.45
Exercised	(568,845)	1.59
Outstanding, June 30, 2011	4,474,671	4.23
Exercisable, June 30, 2011	4,047,046	4.44

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options (Cont'd)

The following table summarizes information about stock warrants and options outstanding as of June 30, 2011:

Shares underlying outstanding warrants and options (non vested)				Shares underlying outstanding warrants and options (all fully vested)
Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual Life (years)	Weighted Average exercise price
US$			US$	US$			US$

0.01	20,000	6.43	0.01	0.01	10,000	9.60	0.01
0.01	10,000	8.59	0.01	0.01	44,016	8.59	0.01
0.01	7,500	4.59	0.01	0.01	7,500	4.59	0.01
0.01	5,625	8.59	0.01	7.00	505,179	0.59	7.00
-	-	-	-	4.00	3,317,351	1.51	4.00
-	-	-	-	7.15	12,000	3.51	7.15
-	-	-	-	4.45	25,000	4.58	4.45
-	-	-	-	2.5	384,500	3.51	2.5
-	-	-	-	4.92	25,000	2.17	4.92
-	-	-	-	8.25	101,000	0.96	8.25
0.01	43,125		0.01	0.01-8.25	4,431,546		4.27

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the six month periods ended June 30, 2011 and 2010, and the period from April 6, 2000 (inception) to June 30, 2011, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month period ended June 30,		Period from April 6, 2000 (inception) to
	2011	2010	June 30, 2011

Weighted-average fair value of underlying stock at grant date	$4.54	$6.47	$3.00 - $8.23
Dividend yields	-	-	-
Expected volatility	75%-80%	71%-79%	28.2% - 80%
Risk-free interest rates	0.38% - 2.24%	2.38%-3.84%	0.38% - 5.15%
Expected lives (in years)	1.50 - 5.00	2.19-4.88	1.50 - 5.31
Weighted-average grant date fair value	$2.83	2.80-6.51	$0.76 - $5.11

Note 3 - Stockholders’ Equity (cont'd)

C.	Fair Value of Warrants and Options (Cont'd)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six month periods ended June 30, 2011 and 2010 and the period from April 6, 2000 (inception) to June 30, 2011, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month period		Period from April 6,
		ended June 30,	2000 (inception) to
	2011	2010	June 30, 2011

Weighted-average fair value of underlying stock at grant date	$4.48	-	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	77.31%	-	32.20% - 99.80%
Risk-free interest rates	1.60%	-	1.60% - 5.50%
Expected lives (in years)	4.00	-	0.56 – 4.00
Weighted-average grant date fair value	$3.11	-	$0.68 - $3.11

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

 Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through June 30, 2011, the Company’s stock volatility is based on actual trading of the Company’s stock.

D.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three and six month periods ended June 30, 2011 and 2010 and from April 6, 2000 (inception) to June 30, 2011 amounted to $182,000 $1,516,000, $176,000, $447,000 and $4,101,000, respectively.

As of June 30, 2011, there was $109,000 of unrecognized compensation cost, related to non vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands

July 1 - December 31, 2011	106
During 2012	3
109

Note 3 - Stockholders’ Equity (cont'd)

E.	Warrant Descriptions

Through the balance sheet date the Company issued eleven different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

	Period of Grant	US$	Expiration Date

A Warrants	January 2001 – December 2001	1.00	January 31, 2005
B Warrants	November 2001 – February 2003	1.50	January 31, 2005
C Warrants	July 2003 – March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 – August 2004	3.00	December 31, 2006
D Warrants	September 2004 – April 2005	4.00	December 31, 2006
E Warrants	September 2004 – June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	* December 31, 2008
G Warrants	December 2005 – January 2006	5.50	December 31, 2008
H Warrants	December 2006 –May 2007	8.75	September 26, 2009
Rights Offering Warrants ZNWAW	October 2008 – December 2008	7.00	January 31, 2012
Rights Offering Warrants ZNWAZ	December 2010	4.00	December 31, 2012

*  Subsequently extended to December 31, 2009 for some of this class of warrants

The Unit Warrants were issued as a component of a Unit that consisted of one share of Common Stock and one warrant during the Company’s follow on public offering.  On February 9, 2009, the Unit split into its two components.  The warrant became exercisable as of such date.  The Rights Offering Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant in the Company’s rights offering that terminated in December 2010.

Commencing January 3, 2011 and continuing through March 7, 2011, the Company reduced the exercise price of its outstanding publicly traded Unit Warrants to $4.00 (from the $7.00 exercise price provided by the original terms of the Warrants). Any and all Unit Warrants properly exercised in accordance with the terms of the Unit Warrants after January 3, 2011 but prior to March 7, 2011 were accepted by Zion at the reduced exercise price. Commencing March 8, 2011, the $7.00 exercise price included in the original terms of the Warrants was reinstituted. Except for the reduced exercise price of the Warrants prior to the Expiration Time, the terms of the Warrants remained unchanged.

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

Note 4 - Related Party Transactions (cont’d)

In March 2007, Mr. Rinberg was appointed to the position of Chief Executive Officer.  Effective November 1, 2007, the Company entered into an employment agreement with Mr. Rinberg (“the Rinberg Employment Agreement”) with an initial expiration term through December 31, 2008, which term is automatically renewed for additional two year terms unless either the Company or Mr. Rinberg gives notice to the other at least 90 days prior to the end of a scheduled term of its election to not renew the agreement.  The Rinberg Employment Agreement is currently in effect through December 2012.  In connection with the Rinberg Employment Agreement, Mr. Rinberg was granted options to purchase 40,000 shares of the Company’s common stock each year.  Accordingly, 40,000 options were granted in each of December 2007, January 2009 and January 2010.  In February 2011, an additional 40,000 options have been granted for the 2011 calendar year, per the terms of the agreement, and are scheduled to vest in equal installments of 10,000 shares per calendar quarter (See Note 3C). As of June 30, 2011, options for 140,000 shares were exercised.

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

In March 2011, the Ministry of Environmental Protection issued initial guidelines relating to oil and gas drilling. This is the first time that the Ministry published specific environmental guidelines for oil and gas drilling operations, relating to onshore and offshore Israel.

The guidelines are detailed and provide environmental guidelines for all aspects of drilling operations, commencing from when an application for a preliminary permit is filed, and continuing through license, drilling exploration, production lease, petroleum production and abandonment of the well. The guidelines address details that must be submitted regarding the drill site, surrounding area, the actual drilling operations, the storage and removal of waste and the closing or abandoning of a well. Following meetings between the Ministry and industry representatives, the Ministry indicated that certain of their initial published guidelines will be revised.

B.	Royalty Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At June 30, 2011 and December 31, 2010, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “development  stage” and, to this date, no proved reserves have been found.

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

Note 5 - Commitments and Contingencies (cont'd)

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License, the Joseph License and the Jordan Valley License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of June 30, 2011, the Company did not have any outstanding obligation in respect of the plan.

D.	Charitable Foundations

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally.  A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).  At June 30, 2011, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “development stage” and, to this date, no proved reserves have been found.

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

Permission of the Israel Lands Authority for the use of the surface rights is also required.  All consents were obtained.

F.	Deferral of Compensation

During the year ended December 31, 2010, amounts totaling $477,000 of previously deferred compensation were paid to executives and employees.  During the three month period ended March 31, 2011, $21,000 of amounts previously deferred were paid to executives and employees. As of June 30, 2011 the Company did not have any outstanding obligation in respect of deferred compensation and has no current plans to defer compensation.

Note 5 - Commitments and Contingencies (cont'd)

G.	Lease Commitments

The Company leases approximately 3,600 square feet of office space in Dallas under a lease which expires on October 31, 2011. The monthly rent was $4,000 during the 12-month period ending October 31, 2008, $4,500 during the 12-month period ending October 31, 2009, $4,600 for the 12-month period ending October 31, 2010 and $4,700 during the 12-month period ending October 31, 2011.

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

In December 2010, the Company entered into a sublease agreement for the lease of office premises in Caesarea, Northern Industrial Park, Israel.  The sublease agreement provides for the rental of 517 square meters (5,565 square feet) (including common areas) in an office building. The sublease term began on April 3, 2011 and continues through March 31, 2014. Notwithstanding the foregoing, the sublease agreement term is expressly subject to the primary lease agreement that the sub lessor has with the landlord of the premises and such sublease agreement term will expire upon the termination, for whatever reason, of the primary lease. In addition, under the sublease agreement, at the end of the initial 12 months of the sublease term, either the sub lessor or the Company may, at its sole discretion upon the furnishing to the other of written notice within seven days after the end of the initial 12 month period, terminate the sublease agreement, whereupon the Company will be required to vacate the subleased premises within six months of the giving of such notice. Each of the Company and the sub-lessor has the right to terminate early, at the end of each of the 18th and 24th month following the commencement of the sublease agreement term. Under the sublease agreement, the Company is authorized to further sublease all or part of the subleased premises to a third party that is pre-approved by the sub-lessor.

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

Note 5 - Commitments and Contingencies (cont'd)

G.	Lease Commitments (cont'd)

Lease Commitments	US$ thousands

July 1 - December 31, 2011	95
2012	140
2013	102
2014	24
361

H.	Employment Agreement with Executives

(i) On January 31, 2011, the Company and Victor Carrillo entered into a letter agreement providing for the employment (the “Carrillo Employment Agreement”) of Mr. Carrillo as the Company’s Executive Vice President. Mr. Carrillo continues to serve on the Company’s board of directors.

The Carrillo Employment Agreement has an initial term of one year which continues through January 31, 2012; thereafter, the agreement provides that it is to be renewed automatically for two additional one year terms unless either party shall advise the other 30 days before expiration of the initial or renewed term of its intention to not renew the agreement beyond its then scheduled expiration date. Under the agreement, Mr. Carrillo is paid an annual salary of $250,000, payable monthly. Mr. Carrillo was paid a signing bonus of $7,500 and will be reimbursed for up to $5,000 in relocation expenses.

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

The Carrillo Employment Agreement provides that subject to the entry into an Option Award Agreement, Mr. Carrillo be awarded, with respect to each year of employment under the Carrillo Employment Agreement, vested options to purchase 10,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 and options to purchase an additional 15,000 shares of Common Stock, vesting equally in each calendar quarter (3,750 shares per quarter), at a per share exercise price of $4.55, representing the market price of the Company’s publicly traded stock on January 28, 2011, in each case the options shall be exercisable through January 31, 2016.  All option shares were granted on the 31st of January, 2011.

(ii) On May 8th, 2011, the Company and Ilan Sheena entered into a restated employment agreement providing for the employment (the “Sheena Employment Agreement”) of Mr. Sheena as the Company’s Chief Financial Officer. Under the agreement, Mr. Sheena was paid an annual salary of the current New Israeli Shekel equivalent of $144,000, payable monthly through July 31, 2011; the gross base salary was increased, effective August 1, 2011, to the New Israeli Shekel equivalent of $180,000 per annum (based on the US Dollar exchange rate on August 1, 2011). Mr. Sheena is also entitled to the benefits typically available to senior executives in Israel.

Note 5 - Commitments and Contingencies (cont'd)

H.	Employment Agreement with Executive (cont'd)

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

The Sheena Employment Agreement provides that subject to the entry into an Option Award Agreement, Mr. Sheena be awarded under the Company’s 2005 Stock Option Plan (or any other subsequent plan), with respect to each year of employment under the Sheena Employment Agreement, options to purchase 7,500 shares of the Company’s Common Stock at a per share exercise price of $0.01, vesting equally in each calendar quarter (1,875 shares per quarter). The options are exercisable through January 31, 2020. All options were granted on April 15, 2011. As of June 30, 2011, options for 1,875 shares were exercised.

I.	Internal Dispute Affecting Operators of the Drilling Rig

The deep-drilling capacity rig that the Company been using since September 2009 in its drilling program was the subject of a drilling agreement entered into in September 2008 (the “Drilling Contract”) between the Company and Aladdin Middle East Ltd. (“AME”). Through AME, the rig arrived in Israel and cleared customs in April 2009 and AME provided the drilling crew to operate the rig in Israel. The drilling rig and crew was used to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 well and was used to drill the Ma’anit-Joseph #3 well.

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

Following contact with AME and GYP, the Company determined that it is in the best interests of the Company that it honor GYP’s request and remit the payments payable under the drilling contract between it and AME directly to GYP. In April 2011, the Company advised AME of its decision. The Company obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP, including any disruption of its drilling program. GYP also agreed to assume all rights and obligations, including those accrued, of AME in the Drilling Contract.  On April 25, 2011, AME demanded that the Company retract its decision within three business days and that failing such retraction, AME will avail itself of recourse to all rights at its disposal, including legal process.

In July 2011, the Company completed its drilling and testing operations at the Ma’anit-Joseph #3 well and on July 29, 2011, the Company released the rig. In addition, the Company has been notified by both AME and GYP that they have settled their internal dispute.

Management cannot estimate at this time the financial impact, if any, of any action by AME in response to the Company’s determinations as noted above. However, in the opinion of the Company, any material expense or loss suffered by the Company resulting from any action by AME will be covered in the indemnity from GYP.

Note 5 - Commitments and Contingencies (cont'd)

J.	Transfer of Petroleum Related Rights

In May 2011, the Ministry of National Infrastructure published draft regulations, titled Petroleum Regulations (Transferring Petroleum Rights) 5771-2011. The draft regulations apply to the transfer of petroleum and related rights, including rights to a preliminary permit, license and production lease as well as rights to profit, royalties or information. The right to transfer these rights pursuant to the draft regulations, in many circumstances, will be much more limited than under the present regime.

Note 6 - Subsequent Events

 (i) In June 2011, the Company launched a rights offering (the “Fifth Rights Offering”) to holders of its Common Stock on the close of business on June 15, 2011. Under the Fifth Rights Offering, the Company distributed to each holder of record as of close of business on June 15, 2011, at no charge, 0.25 of a subscription right for each share held as of such date (i.e., one subscription right for each four shares held). Each whole subscription right entitled the stockholder to purchase one unit (a “Unit”) at the purchase price of $5.00 per Unit, with each Unit consisting of (a) one share of Common Stock, and (b) warrants to purchase two additional shares of the Company’s Common Stock at an exercise price of $3.50 per share (each a “RO Warrant” and collectively, the “RO Warrants”). Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights.

The Fifth Rights Offering terminated on its scheduled expiration date of July 25, 2011.  The Company received subscriptions for a total of 4,915,349 Units, resulting in gross proceeds of approximately $24,577,000, before payment of offering related expenses of approximately $280,000.  As a result of the Fifth Rights Offering, the Company will issue 4,915,349 shares of Common Stock and 9,830,698 RO Warrants for an additional 9,830,698 shares of Common Stock.  The RO warrants will be exercisable through August 15, 2012, at a per share exercise price of $3.50.

(ii) In July 2011, following production and other testing conducted at the Ma’anit-Joseph #3 well, the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested.  As of the filing of these interim financial statements, the Company has not yet received the final reports (relating to both the drilling and the testing) being prepared by its external consultants and further analysis may be required after the receipt of such final reports. Consequently, management has temporarily suspended operations on the Ma’anit-Joseph #3 well, pending the receipt of the reports. No final decisions regarding the future utility and prospects, if any, of the Ma’anit-Joseph #3 well will be taken until the final reports are received and analyzed by the Company. In addition, in light of the information gained in the testing procedures on the Ma’anit-Joseph #3 well, and depending on the final reports, the Company also expects to reach a final decision on the future utility and prospects, if any, of the Elijah #3 well.

As a result of these developments, and subject to the conclusion of the final testing reports and the completion of the Company’s analysis of the reports, the Company anticipates that it may need to record in the quarter ending September 30, 2011 a non-cash impairment charge to its unproved oil and gas properties in respect of the Ma’anit-Joseph #3 well and the Elijah #3 well.  Management currently estimates that any such impairment charge to its unproved oil and gas properties will not exceed $44,000,000.  This amount includes operational costs expected to be incurred during the third quarter of 2011. These projected charges are preliminary and are subject to change pending their finalization.

(iii) By mutual agreement of the Company and Ms. Patti Beals, effective August 3, 2011, Ms. Beals resigned from her position as the Company’s Chief Accounting Officer.  The employment agreement with Ms. Beals was scheduled to expire on August 31, 2011. In connection with her resignation, on August 3, 2011, the Company and Ms. Beals entered into a settlement agreement terminating Ms. Beals’ employment agreement with the Company. Under the agreement, the Company agreed to remit to Ms. Beals all amounts payable to her under the employment agreement through August 31, 2011, the scheduled expiration date of her employment and an additional $24,000 payable over the course of September-October 2011. Under the settlement agreement, Ms. Beals furnished to the Company a general release.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

*	our growth strategies;

*	our ability to explore for and develop natural gas and oil resources successfully and economically;

*	our estimates of the timing and number of wells we expect to drill, other exploration activities and the cost of those activities;

*	anticipated trends in our business;

*	our future results of operations;

*	our liquidity and our ability to raise capital to finance our exploration and development activities;

*	our capital expenditure program;

*	whether our shares or publicly traded warrants would continue to meet the eligibility requirements for continued listing on the NASDAQ Global Market;

*	future market conditions in the oil and gas industry; and

*	the impact of governmental regulation.

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

We currently hold three petroleum exploration licenses, all onshore Northern Israel, which we have named the Joseph License (covering approximately 83,272 acres of land), the Asher-Menashe License (covering approximately 78,824 acres of land) and the Jordan Valley License (covering approximately 55,845 acres of land in the Jordan Valley area). We have continuously held the Joseph License since October 2007 and the Asher-Menashe License since June 2007. We were awarded the Jordan Valley License in April 2011.

We currently have pending before the Petroleum Commissioner of the State of Israel (the “Commissioner”) applications for one exploration license and two preliminary exploration permits. In February 2011, we submitted to the Commissioner a license application for an area covering approximately 74,925 acres of land within the vicinity of the Dead Sea, in central Israel, which we have named the Dead Sea License Application as well as an application for a preliminary exploration permit covering part of the area previously covered by the our previous Issachar-Zebulun Permit, which expired on February 23, 2011. The remainder of the area covered by such permit is included in our recently granted Jordan Valley License. We named the new permit application the Zebulun Permit Application. It covers approximately 157,480 acres of land. Subsequently, in June 2011, we submitted an application to the Commissioner for a preliminary exploration permit on an area adjacent to our Joseph License area. We named the new permit application the “Asher-Joseph Permit Application“.  The Asher-Joseph Permit Application area is on approximately 80,000 acres of land and is to the west and south of Zion's Joseph License area. It is onshore Israel and traverses a section of land, adjacent to the coastline, between Haifa and Tel Aviv. No assurance can be provided that any of the Dead Sea License Application, the Zebulun Permit Application or Asher-Joseph Permit Application will ultimately be granted.

Exploration Activities

To date, we have completed drilling three exploratory wells in the Joseph License area.

We have also partly completed drilling one well in the Asher-Menashe License area.

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

In 2009, we drilled an additional well (the Ma’anit-Rehoboth #2 well), ‘directionally’ to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was both to appraise the apparent findings of the Ma’anit #1 in the Triassic-age formations (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian-age horizons at a depth of approximately 16,000 to 18,000 feet. The well penetrated a number of geologic formations that were preliminarily deemed to have hydrocarbon potential and, during well operations; a small quantity of crude oil was retrieved. However, in April 2010, following the completion of testing procedures, we determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, we suspended drilling operations in that well. In connection with this decision, we recognized a non-cash impairment charge to our unproved oil and gas properties for the quarter ended June 30, 2010.

        As the Ma'anit-Rehoboth #2 well did not reach the Permian-age geological formation beneath the Joseph License area, we decided to drill a subsequent well, the Ma'anit-Joseph #3 well, at a location near the Ma'anit-Rehoboth #2 well (in the Joseph License Area). The drilling of the Ma'anit-Joseph #3 well commenced in August 2010 and was planned to test the Permian-age geological formation. On June 13, 2011, we reached our target depth of approximately 19,357 feet (5,900 meters) in Northern Israel, after which we carried out open-hole wireline logging operations to learn more regarding the well's lithology (rock types) and hydrocarbon potential. The interpretation of the logging indicated that the Ma'anit-Joseph #3 well was unlikely to contain hydrocarbons in commercial quantities. However, during drilling we recorded significant natural gas shows. We determined to test the well, both in order to know the hydrocarbon production capacity of the well, if any, and to gain extra insight into exactly what stratigraphic interval(s) the gas was coming from. In July 2011, we conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities at the zone tested.  As of the filing of this quarterly report on Form 10-Q, we have not yet received the final reports (relating to both the drilling and the testing) being prepared by its external consultants and further analysis may be required after the receipt of such final reports. No final decisions regarding the future utility and prospects, if any, of the Ma’anit-Joseph #3 well will be taken until the final reports are received and analyzed.

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

Approximately 15 miles (25 kilometers) of 2-D seismic data was acquired in June 2010 in the Asher-Menashe License area and has been processed by a geophysical consultant in the United States and integrated into our geological assessment by our geologists.  Analysis of the acquired data helped us  to refine the geologic model of the area and indicated that the Asher volcanics section, wherein the drilling tools were stuck, is likely substantially greater (i.e., thicker and deeper) than originally predicted by the older, original data.  Additional work is needed to determine if the Elijah #3 well can be successfully re-drilled through this unexpectedly more extensive volcanic section. In addition, in light of the information gained in the testing procedures on the Ma’anit-Joseph #3 well, and depending on the final reports, we also expect to reach a final decision on the future utility and prospects, if any, of the Elijah #3 well.

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

Between January 1, 2011 and August 1, 2011, we raised approximately $409,000 from the exercise of our publicly traded warrants trading under the symbol ZNWAW that we previously issued to investors in connection with our follow-on-public offering which we completed in January 2009. We reduced the exercise price of these warrants, for a limited time period extending from January 3, 2011 through March 7, 2011, to $4 (from an original per share exercise price of $7).  In addition, between January 1, 2011 to August 1, 2011, we raised an additional approximately $1,380,000 from the exercise of the $4 warrants that we issued in December 2010 in connection with our last completed rights offering that trade under the symbol ZNWAZ.

In June 2011, we launched a rights offering (the “Fifth Rights Offering”). Under the Fifth Rights Offering, we distributed to each holder of record as of close of business on June 15, 2011, at no charge, 0.25 of a subscription right for each share held as of such date (i.e., one subscription right for each four shares). Each whole subscription right entitled the stockholder to purchase one unit (a “Unit”) at the purchase price of $5.00 per Unit, with each Unit consisting of (a) one share of Common Stock, and (b) warrants to purchase two additional shares of the Company’s Common Stock at an exercise price of $3.50 per share (a “Warrant”). The warrants will be exercisable through August 15, 2012, at a per share exercise price of $3.50. Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Fifth Rights offering terminated on its originally scheduled expiration date of July 25, 2011. In connection with the Fifth Rights Offering, we raised gross proceeds of approximately $24,577,000.  After deducting approximately $280,000 in offering related expenses, we received net proceeds of  approximately $24,297,000.  The proceeds will be applied to our drilling program and other operations.

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

In July 2011, following production and other testing conducted at the Ma’anit-Joseph #3 well, the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested.  As of the filing of this quarterly report, the Company has not yet received the final reports (relating to both the drilling and the testing) being prepared by its external consultants and further analysis may be required after the receipt of such final reports. Consequently, management has temporarily suspended operations on the Ma’anit-Joseph #3 well, pending the receipt of the reports. No final decisions regarding the future utility and prospects, if any, of the Ma’anit-Joseph #3 well will be taken until the final reports are received and analyzed by the Company. In addition, in light of the information gained in the testing procedures on the Ma’anit-Joseph #3 well, and depending on the final reports, the Company also expects to reach a final decision on the future utility and prospects, if any, of the Elijah #3 well.

As a result of these developments, and subject to the conclusion of the final testing reports and the completion of the Company’s analysis of the reports, the Company anticipates that it may need to record in the quarter ending September 30, 2011 a non-cash impairment charge to its unproved oil and gas properties in respect of the Ma’anit-Joseph #3 well and the Elijah #3 well.  Management currently believes that any such impairment charge to its unproved oil and gas properties will not exceed $44,000,000.  This amount includes operational costs expected to be incurred during the third quarter of 2011. These projected charges are preliminary and are subject to change pending their finalization.

Although our oil & gas properties and our principal operations are in Israel, we report all our transactions in United States dollars. Certain dollar amounts in the financial statements may represent the dollar equivalent of other currencies.

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

RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	In thousands US$	In thousands US$	In thousands US$	In thousands US$
General and Administrative Expenses:
Legal and professional fees	367	143	580	495
Salaries	563	753	2,065	1,439
Other	1,018	526	1,759	845

Impairment of unproved oil and gas properties	-	22,022	-	22,022

Interest Expense (Income), net	(38)	82	(73)	85

Net loss	1,910	23,526	4,331	24,886

Revenue.  We have no revenue generating operations as we are still a development stage oil and gas company.

General and Administrative Expenses.   General and administrative expenses were $1,948,000 and $4,404,000 for the three and six month periods ended June 30, 2011, respectively, compared to $1,422,000 and 2,779,000, respectively, for the three and six month periods ended June 30, 2010.  The increase in general and administrative expenses during each of the three and six month periods ended June 30, 2011 compared to the corresponding periods in 2010 is primarily attributable to non-cash expenses recorded in connection with stock options granted to  service providers and directors (approximately  $456,000) as well as additions to staff during the period (approximately $1,060,000).  Legal and professional fees were $367,000 and $580,000 for the three and six month periods ended June 30, 2011, respectively, compared to $143,000 and $495,000 respectively, for the three and six month periods ended June 30, 2010.  The increase in legal and professional fees during the six months ended June 30, 2011 is primarily attributable to the increase in operational activity and therefore in the utilization of these professionals’ services.  Salary expenses were $563,000 and $2,065,000 for the three and six month periods ended June 30, 2011, respectively, compared to $753,000 and $1,439,000, respectively, for the three and six month periods ended June 30, 2010.  The increase in salary expenses during the six months ended June 30, 2011 as compared to the corresponding six months in 2010  is primarily attributable to non-cash expenses recorded in connection with the issuance of the above referenced stock options and new staff additions during the period. The decrease in salary expenses during the three months ended June 30, 2011 is primarily attributable to non-cash expenses recorded during the three months ended June 30, 2010 in connection with the issuance of employee stock options. Other general and administrative expenses were $1,018,000 and $1,759,000 for the three and six months ended June 30, 2011, respectively, compared to $526,000 and $845,000, respectively, for the corresponding three and six month period in 2010. Other general and administrative expenses are comprised of non-compensation, non-professional and non-operational expenses incurred in our three offices.  The increase in other general and administrative expenses is primarily attributable to increased marketing and investor relations related expenses recorded in the six months ended June 30, 2011.

Interest Expenses (income), net.  Interest income, net was $38,000 and $73,000 for the three and six month periods ended June 30, 2011, respectively, compared to a net interest expense of  $82,000 and $85,000, respectively, for the three and six month periods ended June 30, 2010.  The increase in interest income in 2011 was primarily attributable to gains attributable to currency exchange rate fluctuations of the U.S. dollar to the New Israeli Shekel.

Net Loss.   Net loss was $1,910,000 and $4,331,000 for the three and six month periods ended June 30, 2011, respectively, compared to $23,526,000 and $24,886,000, respectively, for the three and six month periods ended June 30, 2010. The decrease in net loss during the three  and six months ended June 30, 2011, compared to the corresponding periods in 2010 is primarily attributable to an impairment charge for Ma’anit-Rehobot #2 well in the amount of $22,022,000  and  the balance is an increase attributable to the non-cash expenses recorded in connection with the above referenced grant of stock options to employees, service providers, and directors and to the increased marketing and investor relations related expenses recorded in the six months ended June 30, 2011.

 Liquidity and Capital Resources

At June 30, 2011, we had approximately $7,090,000 in cash and cash equivalents compared to $21,243,000 at December 31, 2010. The decrease in cash resources at June 30, 2011 is primarily attributable to drilling related expenditures. Following the completion of our Fifth Rights Offering in July 2011, our available cash resources were, as of August 1, 2011, approximately $29,260,000.

During the six months ended June 30, 2011 cash used in operating activities totaled $4,784,000. Cash provided by financing activities during the six month period ended June 30, 2011 was $1,713,000 and is attributable to proceeds received from the exercise of our publicly traded warrants.  Net cash used in investing activities was $11,082,000 for the six months ended June 30, 2011 and $12,784,000 for the six month period ended June 30, 2010, primarily for drilling related expenditures.

We believe that our currently available cash resources, including the proceeds from the Fifth Rights Offering will be sufficient to enable us to carry out our plans through the next twelve months. However, if any unforeseen developments occur, such as unanticipated drilling related costs, or unanticipated opportunities arise, then we may need to raise additional funds. The most likely method for raising additional funds would be either by attracting additional investment in our company or additional parties to join our drilling operations in return for a participation interest.   However, presently we have no commitments for any such financing or participation, and no assurance can be provided that we will be successful in consummating any such transaction.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the second quarter of 2011, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent weakness of the U.S. Dollar in the international markets has been equally reflected against NIS and this may continue in the future. Since December 31, 2010, 2009 and 2008, to June 30, 2011, the U.S. Dollar has devalued by approximately 3.8%, 9.5% and, 10.2% respectively against the NIS. Continuing devaluation of the U.S. dollar against the NIS will result in higher operating costs from NIS denominated expenses. We do not currently hedge against currency exchange rate risks.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. As of June 30, 2011, our cash, cash equivalents and short term bank deposits amounted to $7,346,000.  The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2011 was approximately 0.24%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2011, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

During the quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the quarter ended June 30, 2011, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. dated June 27, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only).

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Registration S-T, these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Ilan Sheena
	Richard J. Rinberg		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 9, 2011	Date:	August 9, 2011