Form 10-Q
period 2011-09-30
ZION OIL & GAS INC
filed 2011-11-07
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2011; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
________ to ________

COMMISSION FILE NUMBER: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

6510 Abrams Rd., Suite 300
Dallas, Texas	75231
(Address of principal executive offices)	Zip Code

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

As of October 27, 2011, Zion Oil & Gas, Inc. had outstanding 30,432,360 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page

Item 1 - Financial Statements – Unaudited	1

Balance Sheets - September 30, 2011 and December 31, 2010	2

Statements of Operations for the three and nine months ended September 30, 2011 and 2010 and the period from April 6, 2000 (inception) to September 30, 2011	3

Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2011 and the period from April 6, 2000 (inception) to September 30, 2011	4

Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and the period from April 6, 2000 (inception) to September 30, 2011	15

Notes to Unaudited Interim Financial Statements	17

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	43

Item 4 - Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	44

Item A – Risk Factors	44

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3 - Defaults upon Senior Securities	44

Item 4 – (Removed and Reserved)	44

Item 5 - Other Information	44

Item 6 – Exhibits	44

SIGNATURES	46

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	September 30	December 31
	2011	2010
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	24,909	21,243
Short term bank deposits	274	250
Prepaid expenses and other	63	876
Refundable value-added tax	752	801
Total current assets	25,998	23,170

Unproved oil and gas properties, full cost method (see Note 2A)	3,324	25,882

Property and equipment at cost
Net of accumulated depreciation of $148,000 and $116,000	227	159

Other assets
Assets held for severance benefits	133	92

Total assets	29,682	49,303

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	252	388
Asset retirement obligation	870	50
Accrued liabilities	3,050	2,136
Deferred officers compensation	-	21
Total current liabilities	4,172	2,595

Provision for severance pay	422	339

Total liabilities	4,594	2,934

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized:
September 30, 2011 - 100,000,000; December 31, 2010 – 50,000,000 Issued and outstanding:
September 30, 2011 – 30,426,454; December 31, 2010 - 24,867,218 shares	304	248
Additional paid-in capital	130,248	102,608
Deficit accumulated in development stage	(105,464)	(56,487)
Total stockholders’ equity	25,088	46,369

Total liabilities and stockholders' equity	29,682	49,303

The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

					Period from
					April 6, 2000
	For the three month period		For the nine month period		(inception) to
	ended September 30		ended September 30		September 30
	2011	2010	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-	-

General and administrative expenses
Legal and professional	260	138	840	633	7,690
Salaries	592	651	2,657	2,090	13,118
Other	1,204	746	2,963	1,591	10,327
Impairment of unproved oil and gas properties	42,488	-	42,488	22,022	74,004
Loss from operations	(44,544)	(1,535)	(48,948)	(26,336)	(105,139)

Other expense, net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	-	80
Interest income (expenses), net	(102)	102	(29)	17	122

Loss before income taxes	(44,646)	(1,433)	(48,977)	(26,319)	(105,464)
Income taxes	-	-	-	-	-

Net loss	(44,646)	(1,433)	(48,977)	(26,319)	(105,464)

Net loss per share of common stock - basic and diluted (in US$)	(1.52)	(0.06)	(1.81)	(1.22)	(8.45)

Weighted-average shares outstanding – basic and diluted (in thousands)	*29,315	*22,914	*27,110	*21,522	*12,478

* Adjusted to reflect bonus element in rights offering. (See note 2B)
The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity

						Deficit
					Additional	accumulated
	Preferred Stock		Common Stock		paid-in	in development
	Shares	Amount	Shares	Amount	capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances at April 6, 2000	-	-	-	-	-	-	-

Issued for cash ($0.001 per share)	-	-	2,400	* -	2	-	2

Issuance of shares and warrants in a private offering ($1 per share)	-	-	100	* -	100	-	100

Costs associated with the issuance of shares	-	-	-	-	(24)	-	(24)

Waived interest on conversion of debt	-	-	-	-	* -	-	* -

Value of warrants granted to employees	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	(5)	(5)
Balances as of December 31, 2000	-	-	2,500	* -	80	(5)	75

Issuance of shares and warrants in a private offering in January 2001 ($1 per share)	-	-	135	* -	135	-	135

Issuance of shares and warrants in a private offering which closed in September 2001 ($1 per share)	-	-	125	* -	125	-	125

Payment of accounts payable through issuance of shares and warrants	-	-	40	* -	40	-	40

Payment of note payable through issuance of shares and warrants	-	-	25	* -	25	-	25

Issuance of shares and warrants in a private offering which closed in November 2001 ($1 per share)	-	-	175	* -	175	-	175

Costs associated with the issuance of shares	-	-	-	-	(85)	-	(85)
Waived interest on conversion of debt	-	-	-	-	1	-	1
Value of warrants granted to employees	-	-	-	-	37	-	37
Value of warrants granted to directors and consultants	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	(207)	(207)
Balances as of December 31, 2001	-	-	3,000	* -	536	(212)	324

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)

						Deficit
					Additional	accumulated
	Preferred Stock		Common Stock		paid-in	in development
	Shares	Amount	Shares	Amount	capital	stage	Total
	Thousands	US$ thousands	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Issuance of shares in connection with executive employment	-	-	50	1	49	-	50

Issuance of share on warrants exercise	-	-	165	2	31	-	33

Issuance of dividend shares to record holders as of December 31,2002	4	* -	-	-	* -	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10	* -	-	-	105	-	105
for reduction of accounts payable	5	* -	-	-	45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1	* -	-	-	10	-	10

Payment of account payable through issuance of shares and warrants	* -	* -	-	-	1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)	* -	763	7	(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-	-	33	* -	99	-	99
for reduction of accounts payable	-	-	3	* -	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-	-	25	* -	25	-	25
for reduction of accounts payable	-	-	124	1	142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-	-	63	1	82	-	83

Payment of account payable through issuance of shares	-	-	80	1	139	-	140

Costs associated with the issuance of shares	-	-	-	-	(58)	-	(58)

Value of warrants granted to employees	-	-	-	-	47	-	47

Deferred financing costs on debt conversions / modifications	-	-	-	-	(10)	-	(10)

Net loss	-	-	-	-	-	(873)	(873)

Balances as of December 31, 2003	-	-	4,859	48	1,751	(1,488)	311
•	Represents an amount less than US$ 1,000
•	The accompanying notes are an integral part of the interim financial statements.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (cont’d)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	450	5	1,798	-	1,803

Funds received from option exercises	194	2	-	-	2

Funds received from the Fifth Rights Offering	4,915	49	24,528	-	24,577

Value of options granted to employees	-	-	1,562	-	1,562

Costs associated with the issuance of shares	-	-	(248)	-	(248)

Net loss	-	-	-	(48,977)	(48,977)

Balances as of September 30, 2011	30,426	304	130,248	(105,464)	25,088

* Represents an amount less than US$ 1,000.
The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
 (A Development Stage Company)
Statements of Cash Flows

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30,
	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(48,977)	(26,319)	(105,464)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	32	24	154
Officer, director and other fees, paid via common stock	-	15	2,330
Cost of warrants issued to employees, directors & others	1,212	553	3.797
Interest in short term bank deposits	(11)	-	(11)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Impairment of unproved oil and gas properties	42,488	22,022	74,004
Asset retirement obligation	240	-	290
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	813	(53)	(63)
Increase in deferred offering costs	-	(26)	-
Change in refundable value-added tax	49	424	(752)
Severance pay, net	42	98	289
Accounts payable	(136)	1,591	900
Accrued liabilities, net	94	(1,237)	2,230
Increase (decrease) in deferred officers' compensation (net)	(21)	(383)	240
Net cash used in operating activities	(4,175)	(3,291)	(21,378)

Cash flows from investing activities
Investment in short term bank deposits	(13)	-	(263)
Acquisition of property and equipment	(100)	(104)	(383)
Investment in unproved oil and gas properties	(18,180)	(17,800)	(75,728)
Net cash used in investing activities	(18,293)	(17,904)	(76,374)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale and exercise of stock and warrants	26,382	12,356	126,562
Costs associated with the issuance of stock and warrants	(248)	(213)	(4,490)
Net cash provided by financing activities	26,134	12,143	122,661

Net increase (decrease) in cash and cash equivalents	3,666	(9,052)	24,909
Cash and cash equivalents – beginning of period	21,243	20,734	-
Cash and cash equivalents– end of period	24,909	11,682	24,909

The accompanying notes are an integral part of the interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
	For the nine month		(inception) to
	period ended September 30		September 30,
	2011	2010	2011
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	14	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of accounts payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of warrants and options granted to directors and consultants	-	-	405
Value of warrants and options granted to employees	-	-	1,544
Value of warrants granted to underwriters	-	-	99
Value of shares gifted to directors, employees and service providers	-	-	259
Deferred financing costs	-	-	85
Cost of options granted to employees attributed to Oil & Gas properties	350	-	350
Investment in Oil &Gas properties	1,400	-	1,400

The accompanying notes are an integral part of the unaudited interim financial statements.

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc. (“Zion” or the “Company”) is a development stage oil and gas exploration company with a history of more than 10 years of oil & gas exploration in Israel. The Company currently holds three petroleum exploration licenses, all onshore Israel, comprised of the Joseph License (covering approximately 83,272 acres), the Asher-Menashe License (covering approximately 78,824 acres) and the Jordan Valley License (covering approximately 55,845 acres of land in the Jordan Valley area).] The areas covered by the Joseph License and the Asher Menashe License have been subject to a series of exploration permits and licenses that have been granted to and held by the Company under the Israeli Petroleum Law, 5712-1952 (the “Petroleum Law”) since 2007. The Company was awarded the Jordan Valley License in April 2011.

Zion currently has pending before the Petroleum Commissioner of the State of Israel (the “Commissioner”) applications for one exploration license and two preliminary exploration permits. In February 2011, the Company submitted to the Commissioner a license application for an area covering approximately 74,925 acres of land within the vicinity of the Dead Sea, in central Israel, which it has named the Dead Sea License Application as well as an application for a preliminary exploration permit covering part of the area previously covered by its previous Issachar-Zebulun Permit, which expired on February 23, 2011 (the Zebulun Permit Application), covering approximately 157,480 acres of land. Subsequently, in June 2011, the Company submitted an application to the Commissioner for a preliminary exploration permit on an area adjacent to the Joseph License area. The Company named the new permit application the “Asher-Joseph Permit Application.” The Asher-Joseph Permit Application area is on approximately 80,000 acres of land and is to the west and south of Zion's Joseph License area. It is onshore Israel and traverses a section of land, adjacent to the coastline, between Haifa and Tel Aviv. No assurance can be provided that any of the Dead Sea License Application, the Zebulun Permit Application or Asher-Joseph Permit Application will ultimately be granted.

Licenses

(1) The Asher-Menashe License covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mount Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License had an initial three-year term, which commenced on June 10, 2007, and has been extended for additional one-year periods and is currently scheduled to expire on June 9, 2012. At the option of the Petroleum Commissioner, the Asher-Menashe License may be extended for additional one-year periods up to 2014. To date, the Company has partly completed one exploratory well in the Asher-Menashe License Area, the Elijah #3 well. The Company commenced drilling this well in October 2009 toward the Triassic age geological formation, which the Company estimated was below approximately 10,000 feet (3,048 meters). As of January 15, 2010, the Company drilled to a depth of 10,938 feet (3,334 meters). In early February 2010, the Company temporarily suspended drilling operations in the well following its unsuccessful efforts to retrieve a stuck pipe, pending further analysis of the situation. Work on this well was subsequently suspended and an impairment charge was recognized during the quarter ended September 30, 2011. (See Note 2A)

(2) The Joseph License covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The Joseph License had an initial three-year term, which commenced on October 11, 2007 and was extended for an additional one-year period, which ended on October 11, 2011. On September 21, 2011, the Company submitted an application for an extension to the Joseph License and on October 26, 2011, the Company was notified that the license was extended through October 10, 2012. The Joseph License may be extended for additional one-year periods up to 2014. The areas covered by the Joseph License include the Ma’anit structure, on which the Company previously drilled the Ma’anit #1 and Ma’anit-Rehoboth #2 wells and the Ma’anit-Joseph #3 well, which has been tested. In July 2011 the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities. Work on this well was subsequently suspended and an impairment charge was recognized during the quarter ended September 30, 2011. (See Note 2A)

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

To assist in identifying potential drilling prospects within the previous Issachar-Zebulun Permit area, in June 2010, the Company acquired an additional 2-D seismic line approximately 19 miles (30 kilometers) long and the data was processed and integrated into the Company’s geological/geophysical database by its geologists. The Company has identified various areas of potential for further exploration activity within the Jordan Valley License Application area. On October 4, 2011, in connection with planned seismic, magnetic and gravimetric surveys on the Jordan Valley License area, the Company entered into an agreement with the Geophysical Institute of Israel to obtain seismic data in the license area and acquire an additional 2-D seismic line approximately 9 miles (15 kilometers) long.

(ii) The Company’s geologists identified the Dead Sea area as one worthy of exploration and in February, 2011, the Company applied for a license in the Dead Sea area on approximately 75,000 acres of land (the Dead Sea License Application). The Company has been informed that its Dead Sea License application has not yet been considered by the Commissioner, due to a review by outside consultants, taking place within the Commissioner's office, concerning the process of granting both permits and licenses.

(iii) In June 2011, the Company submitted an application to the Commissioner for a preliminary exploration permit on an area adjacent to the Joseph License area. The Company named the new permit application the “Asher-Joseph Permit Application.” The Asher-Joseph Permit Application area covers approximately 80,000 acres of land and is to the west and south of Zion's Joseph License area. It is onshore Israel and traverses a section of land, adjacent to the coastline, between Haifa and Tel Aviv. The Company has been informed that the Asher-Joseph Permit application has not yet been considered by the Commissioner, due to a review by outside consultants, taking place within the Commissioner's office, concerning the process of granting both permits and licenses.

No assurance can be provided that any of the Zebulun Permit Application, the Dead Sea License Application, or the Asher-Joseph Permit Application will ultimately be granted.

Summary of Drilling and Exploration Activities

Joseph License

To date, the Company completed drilling three exploratory wells in the Joseph License area, the last of which, the Ma’anit-Joseph #3 well, was completed in June 2011. In July 2011, after reaching the target depth of approximately 19,357 feet (5,900 meters) on the Ma’anit-Joseph #3 well, the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested.

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

The drilling of the Ma'anit-Joseph #3 well commenced in August 2010 and was planned to test the Permian-age geological formation. On June 13, 2011, the Company reached its target depth of approximately 19,357 feet (5,900 meters) in Northern Israel, after which it carried out open-hole wireline logging operations to learn more regarding the well's lithology (rock types) and hydrocarbon potential. The interpretation of the logging indicated that there was little chance that Ma'anit-Joseph #3 well contained hydrocarbons in commercial quantities. However, during drilling, the Company recorded significant natural gas shows. The Company decided to test the well, to know the hydrocarbon production capacity of the well, if any, to gain extra insight into exactly what stratigraphic interval(s) the gas was coming from, and to learn more about the future exploration potential in this part of northern Israel. In July 2011, the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested. Following review and further analysis of the operations and geological reports prepared by the Company’s geoscientists, in consultation with outside consultants, relating to the drilling and testing of the Ma'anit-Joseph #3 well, it was concluded that commercial quantities of hydrocarbons are not present within the Ma'anit-Joseph #3 wellbore and that no further drilling will take place in this well. Accordingly, the Company recorded a non-cash impairment charge of $42,488,000 in the quarter ended September 30, 2011 to its unproved oil and gas properties (see note 2A) in respect of both the Ma’anit-Joseph #3 and Elijah #3 wells.

Asher-Menashe License

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

Approximately 15 miles (25 kilometers) of 2-D seismic data was acquired in June 2010 and has been processed by a geophysical consultant in the United States and integrated into the Company's geological assessment by the Company's geologists. Analysis of the acquired data helped the Company to refine the geologic model of the area and indicated that the Asher volcanic section, wherein the drilling tools were

Note 1 - Nature of Operations and Basis of Presentation (cont'd)

A.	Nature of Operations (cont'd)

stuck, is likely substantially greater (i.e., thicker and deeper) than originally predicted by the older, original data. Following review and further analysis of the operations and geological reports prepared by the Company’s geoscientists, in consultation with outside consultants relating to the drilling and testing of the Ma’anit-Joseph #3 well (in the Joseph License area), it was concluded that commercial quantities of hydrocarbons are not present within the Elijah # 3 wellbore and that no further drilling will take place in this well. Accordingly, the Company recorded a non-cash impairment charge of $42,488,000 in the quarter ended September 30, 2011 to its unproved oil and gas properties (see note 2A) in respect of both the Elijah #3 and the Ma’anit-Joseph # 3 wells.

Notwithstanding these developments, the Company may seek to acquire additional geologic information relating to drilling prospects in the Asher-Menashe License area by wireline logs in the Elijah #3 wellbore. Additional seismic and/or other geophysical data in the Asher-Menashe License may also be acquired.

Jordan Valley License

On October 4, 2011, in connection with planned seismic, magnetic and gravimetric surveys on the Jordan Valley License area, the Company entered into an agreement with the Geophysical Institute of Israel to obtain seismic data in the license area and acquire an additional 2-D seismic line approximately 9 miles (15 kilometers) long. (See Note 6).

B.	Basis of Presentation

The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Since the Company is in the development stage, it has limited capital resources, no revenue, and a loss fromoperations. The appropriateness of using the going concern basis is dependent upon the Company's ability to obtain additional financing or equity capital to finance its current operations and, ultimately, to realize profitable operations. The uncertainty of these conditions raises substantial doubt about the Company’s ability to continue as a going concern. The interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying unaudited interim financial statements were prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles used in annual financial statements. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the financial statements and related notes included in the Company's annual financial statements for the year ended December 31, 2010. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company’s oil and gas property represent an investment in unproved properties. Oil and gas property in general is excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense since a reserve base has not yet been established. Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

In July 2011, following production and other testing conducted at the Ma’anit-Joseph #3 well, the Company conducted an open-hole drill stem test and the test results confirmed that the Ma’anit-Joseph #3 well does not contain hydrocarbons in commercial quantities in the zone tested. Following review and further analysis of the final reports prepared by the Company’s geoscientists, in consultation with outside consultants relating to the drilling and testing of the Ma’anit-Joseph #3 well, management concluded that commercial quantities of hydrocarbons are not present in the Ma'anit-Joseph #3 well. Following the conclusions as to the Ma’anit-Joseph #3 well, the Company also concluded it is not likely that commercial quantities of hydrocarbons are present within the Elijah #3 wellbore. Accordingly, no further drilling is planned on these wells. Notwithstanding these findings, in order to identify potential drilling prospects in the Asher-Menashe License area, additional wireline logs may be run in the Elijah #3 well and/or additional seismic surveys may be obtained in the Asher-Menashe License area. As a result of the above determinations, in the quarter ended September 30, 2011, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of the two wells totaling $42,488,000. Previously, as discussed further below, during 2010 and 2007, impairment charges of $22,022,000 and $9,494,000 were recorded.

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

The Company’s ability to maintain present operations is currently dependent on its petroleum exploration licenses.

Currently, the Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $74,004,000, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $3,324,000 at September 30, 2011.

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30 2011	December 31 2010
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling operations, completion costs and other related costs	1,205	20,383
Capitalized salary costs	187	883
Legal costs, license fees and other preparation costs	1,932	2,694
Other costs	-	1,922
	3,324	25,882

Impairment of unproved oil and gas properties are comprised as follows:

	Nine month period ended September 30, 2011	Year ended December 31, 2010	Period from April 6, 2000 (inception) to September 30, 2011
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	35,934	20,419	64,312
Capitalized salary costs	2,500	620	3,803
Legal costs, license fees and other preparation costs	26	-	535
Other costs	4,028	983	5,354
	42,488	22,022	74,004

Note 2 - Summary of Significant Accounting Policies (cont'd)

B.	Net Loss per Share Data

Diluted net loss per share is the same as basic net loss per share as the inclusion of 14,231,827 and 1,015,261 common stock equivalents in the third quarter of 2011 and 2010, respectively, would be anti-dilutive. These warrants and options could potentially dilute basic earnings per share in future years.

Due to the new shares of common stock, par value $0.01 per share (the “Common Stock”) that were issued in connection with the rights offerings completed in December 2010 and in July 2011, the weighted average shares outstanding was adjusted by a factor of 1.071 and 1.037, respectively, which, in turn, adjusted the earnings per share calculations for the nine-month and three-month periods ended September 30, 2010 and 2011, as prescribed by ASC 260-10, “Earnings Per Share”.

C.	Recently Adopted Accounting Pronouncements

During 2011, to date, there were no accounting pronouncements which were issued and which have relevancy to the Company’s business.

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

B.	Fifth Rights Offering

On May 16, 2011, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to a shelf offering. The registration statement, as subsequently amended on May 25, 2011, was declared effective on May 26, 2011 (the “2011 Shelf Registration Statement”).

Utilizing the 2011 Shelf Registration Statement, in June 2011, the Company launched a rights offering (the “Fifth Rights Offering”) to holders of its Common Stock on the close of business on June 15, 2011. Under the Fifth Rights Offering, the Company distributed to each holder of record as of close of business on June 15, 2011, at no charge, 0.25 of a subscription right for each share held as of such date (i.e. one subscription right for each four shares). Each whole subscription right entitled the stockholder to purchase one unit (a “Unit”) at the purchase price of $5.00 per Unit, with each Unit consisting of (a) one share of Common Stock, and (b) warrants to purchase two additional shares of the Company’s Common Stock at an exercise price of $3.50 per share (each a “RO Warrant” and collectively, the “RO Warrants”). Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights.

The Fifth Rights Offering terminated on its scheduled expiration date of July 25, 2011. The Company received subscriptions for a total of 4,915,349 Units, resulting in gross proceeds of approximately $24,577,000, before payment of offering related expenses of approximately $248,000. As a result of the Fifth Rights Offering, the Company issued 4,915,349 shares of Common Stock and 9,830,698 RO Warrants for an additional 9,830,698 shares of Common Stock.

Due to the new shares of Common Stock that were issued in connection with the Fifth Rights Offering during August 2011, the weighted average shares outstanding in previous periods has been adjusted by a factor of 1.037 which in turn adjusted the earnings per share calculations for the bonus element associated with the Fifth Rights Offering, as prescribed by ASC 260-10, “Earnings per Share”.

Note 3 - Stockholders’ Equity (cont'd)

C.	2005 Stock Option Plan and the 2011 Equity Incentive Plan and the 2011 Non-Employee Directors Stock Option Plan

In January 2010, the Company’s Board agreed to and approved an option award grant under the 2005 Stock Option Plan to one employee pursuant to which such employee is to be awarded, at the end of each quarter, fully vested options exercisable through January 31, 2020 at a per share exercise price of $0.01, to purchasesuch number of shares of the Company Common Stock as shall equal $12,500 divided by the closing price on the last trading day of the calendar quarter of the Company’s publicly traded share of Common Stock, but in no event at a per share price of less than $5.00. Pursuant thereto, the employee received a third quarter award to purchase 2,500 shares of common stock. The expenses are amortized based on the vesting periods, posting appropriate amounts each quarter. In October 2011, the employee’s employment with the Company was terminated. (See Note 6)

In January 2011, the Company awarded to its directors, executive officers, other staff members and service providers options to purchase, in the aggregate, 384,500 shares of the Company’s Common Stock. All stock options were granted in accordance with the terms and conditions of the Company’s 2005 Stock Option Plan. The stock option agreements evidencing the grants under the Plan provide for, among other things, (i) a grant date of January 6, 2011, (ii) an exercise period commencing on January 1, 2012 and continuing through December 31, 2014 and (iii) an exercise price per share of $2.50.

In June 2011, the Company’s shareholders authorized adoption of the Zion Oil & Gas, Inc. 2011 Equity Incentive Plan for employees and consultants, initially reserving for issuance thereunder 2,000,000 shares of Common Stock and the Zion Oil & Gas, Inc. Non-Employee Directors Stock Option Plan, initially reserving for issuance thereunder 1,000,000 shares of Common Stock.

D.	Fair Value of Warrants and Options

The Company has reserved under the 2005 Equity Incentive Plan 14,231,827 shares of common stock as of September 30, 2011 for the exercise of warrants and options to employees and non-employees, of which 13,824,827 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise		Number of	Expiration	Warrants or
	price		Shares	Date	Options
	US$
To non-employees
	8.25		58,000	June 16, 2012	Options
	2.50		25,000	December 31, 2014	Options
To employees and directors
	8.25		42,000	June 16, 2012	Options
	7.15		12,000	December 31, 2014	Options
	0.01		10,000	December 3, 2017	Options
	0.01		30,266	January 31, 2020	Options

	4.45		25,000	January 26, 2016	Options
	0.01		15,000	January 31, 2016	Options
	2.50		359,500	December 31, 2014	Options
	4.92		25,000	August 30, 2014	Options
To investors
	3.50		9,829,860	August 15, 2012	Warrants
	4.00		3,295,122	December 31, 2012	Warrants
	7.00		505,079	January 31, 2012	Warrants
	3.75	*	14,231,827
* Weighted Average

Note 3 - Stockholders’ Equity (cont'd)

D.	Fair Value of Warrants and Options (Cont'd)

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

		Weighted Average
	Number of shares	exercise price
		US$

Changes from April 6, 2000 (inception) to December 31, 2008 to:

Employees, officers and directors as part compensation	1,884,818	1.76
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Investors in Follow On Public Offering	416,404	7.00
Expired/Cancelled/Forfeited	(705,684)	2.61
Exercised	(1,984,077)	1.59
Outstanding, December 31, 2008	763,574	5.81

Changes during 2009 to:
Employees, officers and directors as part compensation	202,000	6.55
Investors in Follow On Public Offering	249,939	7.00
Expired/Cancelled/Forfeited	(40,000)	5.22
Exercised	(180,810)	6.62
Outstanding, December 31, 2009	994,703	6.14

Changes during 2010 to:
Employees, officers and directors	106,415	2.49
Investors in Fourth Rights Offering	3,642,821	4.00
Expired/Cancelled/Forfeited	(161,917)	6.21
Exercised	(44,357)	0.08
Outstanding, December 31, 2010	4,537,665	6.14

Changes to:
Employees, officers and directors	534,101	2.27
Investors in Fifth Rights Offering	9,830,698	3.50
Expired/Cancelled/Forfeited	(26,750)	7.48
Exercised	(643,887)	2.80
Outstanding, September 30, 2011	14,231,827	3.75
Exercisable, September 30, 2011	13,824,827	3.79

Note 3 - Stockholders’ Equity (cont'd)

D.	Fair Value of Warrants and Options (Cont'd)

The following table summarizes information about stock warrants and options outstanding as of September 30, 2011:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$
0.01	10,000	6.18	0.01	-	-	-	-
0.01	5,000	8.34	0.01	0.01	21,516	8.34	0.01
4.55	3,750	4.34	0.01	0.01	11,250	4.34	4.55
0.01	3,750	8.34	0.01	7.00	505,079	0.34	7.00
-	-	-	-	4.00	3,295,122	1.25	4.00
-	-	-	-	3.50	9,829,860	0.88	3.50
-	-	-	-	7.15	12,000	3.25	7.15
-	-	-	-	4.45	25,000	4.33	4.45
-	-	-	-	2.5	384,500	3.25	2.5
-	-	-	-	4.92	25,000	1.92	4.92
-	-	-	-	8.25	100,000	0.71	8.25
0.01-4.55	22,500		0.01	0.01-8.25	14,209,327		3.75

Granted to employees

The following table sets forth information about the weighted-average fair value of warrants granted to employees and directors during the nine month periods ended September 30, 2011 and 2010, and the period from April 6, 2000 (inception) to September 30, 2011, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2011	2010	September 30, 2011

Weighted-average fair value of underlying stock at grant date	$4.53	$6.45	$3.00 - $8.23
Dividend yields	-	-	-
Expected volatility	75%-80%	71%-79%	28.2% - 80%
Risk-free interest rates	0.38% - 2.24%	2.38%-3.84%	0.38% - 5.15%
Expected lives (in years)	1.50 - 5.00	2.19-4.88	1.50 - 5.31
Weighted-average grant date fair value	$2.76	$2.80-$6.51	$0.76 - $6.51

Note 3 - Stockholders’ Equity (cont'd)
D.	Fair Value of Warrants and Options (cont'd)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the nine month periods ended September 30, 2011 and 2010 and the period from April 6, 2000 (inception) to September 30, 2011, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine month period		Period from April 6,
	ended September 30,		2000 (inception) to
	2011	2010	September 30, 2011

Weighted-average fair value of underlying stock at grant date	$4.48	-	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	77.31%	-	32.20% - 99.80%
Risk-free interest rates	1.60%	-	1.60% - 5.50%
Expected lives (in years)	4.00	-	0.56 – 4.00
Weighted-average grant date fair value	$3.11	-	$0.68 - $3.11

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

 Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through September 30, 2011, the Company’s stock volatility is based on actual trading of the Company’s stock.

E.	Compensation Cost for Warrant and Option Issuances

The compensation cost of warrant and option issuances recognized for the three and nine month periods ended September 30, 2011 and 2010 and from April 6, 2000 (inception) to September 30, 2011 amounted to $46,000, $1,562,000, $106,000, $553,000 and $4,147,000, respectively.

As of September 30, 2011, there was $32,000 of unrecognized compensation cost, related to non vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$ thousands
October 1 - December 31, 2011	29
During 2012	3
32

Note 3 - Stockholders’ Equity (cont'd)

F.	Warrant Descriptions

Through the balance sheet date the Company issued eleven different series of warrants to employees, non-employees and investors. The price and the expiration dates are as follows:

	Period of Grant	US$	Expiration Date

A Warrants	January 2001 – December 2001	1.00	January 31, 2005
B Warrants	November 2001 – February 2003	1.50	January 31, 2005
C Warrants	July 2003 – March 2004	3.00	December 31, 2005
$3.00 Warrants	June 2004 – August 2004	3.00	December 31, 2006
D Warrants	September 2004 – April 2005	4.00	December 31, 2006
E Warrants	September 2004 – June 2005	5.00	December 31, 2006
F and FF Warrants	October 2005	5.00	* December 31, 2008
G Warrants	December 2005 – January 2006	5.50	December 31, 2008
H Warrants	December 2006 –May 2007	8.75	September 26, 2009
ZNWAW Rights Offering Warrants	October 2008 – December 2008	7.00	January 31, 2012
ZNWAZ Rights Offering Warrants	December 2010	4.00	December 31, 2012
ZNWAL Rights Offering Warrants	August 2011	3.50	August 31, 2012

* Subsequently extended to December 31, 2009 for some of this class of warrants

The Unit Warrants were issued as a component of a Unit that consisted of one share of Common Stock and one warrant during the Company’s follow on public offering.  On February 9, 2009, the Unit split into its two components.  The warrant became exercisable as of such date.  The Fourth Rights Offering Warrants were issued as a component of a Unit that consisted of one share of common stock and one warrant in the Company’s rights offering that closed in December 2010. The Fifth Rights Offering Warrants were issued as a component of a Unit that consisted of one share of Common Stock and two warrants in the Company’s rights offering that expired in July 2011.

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

Note 4 - Related Party Transactions (cont’d)

In March 2007, Mr. Rinberg was appointed to the position of Chief Executive Officer.  Effective November 1, 2007, the Company entered into an employment agreement with Mr. Rinberg (“the Rinberg Employment Agreement”) with an initial expiration term through December 31, 2008, which term is automatically renewed for additional two year terms unless either the Company or Mr. Rinberg gives notice to the other at least 90 days prior to the end of a scheduled term of its election to not renew the agreement.  The Rinberg Employment Agreement is currently in effect through December 2012.  In connection with the Rinberg Employment Agreement, Mr. Rinberg was granted options to purchase 40,000 shares of the Company’s common stock each year.  Accordingly, 40,000 options were granted in each of December 2007, January 2009 and January 2010.  In February 2011, an additional 40,000 options have been granted for the 2011 calendar year, per the terms of the agreement, and are scheduled to vest in equal installments of 10,000 shares per calendar quarter (See Note 3C). As of September 30, 2011, options for 150,000 shares were exercised.

Note 5 - Commitments and Contingencies

A.	Environmental and Asset Retirement Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells or the operation thereof.

The Company currently (following the conclusions that the Ma’anit-Joseph #3 well and the Elijah #3 well do not contain commercial quantities of hydrocarbons) estimates that environmental clean up/restoration of the well sites will be approximately $870,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

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

B.	Royalty and Levy Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At September 30, 2011 and December 31, 2010, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “development stage” and, to this date, no proved reserves have been found.

Note 5 - Commitments and Contingencies (cont'd)

B.	Royalty and Levy Commitments (cont'd)

On March 30, 2011, the Israeli parliament enacted the Petroleum Profits Taxation Law, 2011, which imposes additional income tax on oil and gas production. Under the new tax regime, the present 12.5% royalty imposed on oil revenues remains unchanged. The depletion allowance is abolished and cannot be deducted from profits.  A levy at an initial rate of 20% will be imposed on profits from oil and gas and will gradually rise to 50%, depending on the levy coefficient (the R-Factor). The R-Factor refers to the percentage of the amount invested in the exploration, the development and the establishment of the project, so that the 20% rate will be imposed only after a recovery of 150% of the amount invested (R-Factor of 1.5) and will range linearly up to 50% after a recovery of 230% of the amount invested (R-Factor of 2.3). For purposes of the levy rate calculation, the minimal gas sale price, which will be accepted by the State, is the bi-annual average local price.

C.	Long-term Incentive Plan

The Company may initiate the establishment of a long-term management incentive plan for key employees whereby a 1.5% overriding royalty or equivalent interest in the Asher-Menashe License, the Joseph License and the Jordan Valley License and such other oil and gas exploration and development rights as may in the future be acquired by the Company would be assigned to key employees.  As the plan has not been established as of September 30, 2011, the Company did not have any outstanding obligation in respect of the plan.

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

The Company has established two charitable foundations, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally.  A 3% overriding royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% overriding interest in the aggregate).  At September 30, 2011, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “development stage” and, to this date, no proved reserves have been found.

E.	Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit #1, Ma’anit-Rehoboth #2 wells and Ma’anit-Joseph #3 well, are held under long-term lease by Kibbutz Ma’anit (the “Kibbutz”) with the Israel Lands Authority.

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

Note 5 - Commitments and Contingencies (cont'd)

F.	Deferral of Compensation

During the year ended December 31, 2010, amounts totaling $477,000 of previously deferred compensation were paid to executives and employees.  During the three month period ended March 31, 2011, $21,000 of amounts previously deferred were paid to executives and employees. As of September 30, 2011 the Company did not have any outstanding obligation in respect to deferred compensation and has no current plans to defer compensation.

G.	Lease Commitments

The Company leased approximately 3,600 square feet of office space in Dallas under a lease which was scheduled to expire on October 31, 2011. The monthly rent was $4,700 during the 12-month period ending October 31, 2011.  On October 11, 2011, the lease for the existing premises was renewed and additional adjacent office space was also leased. (See Note 6)

During July 2005, the Company entered into a rental agreement for office premises in the industrial area of Caesarea, Israel. The rental was for a six-month period commencing August 1, 2005 with two additional three-month option periods at a monthly rental cost of $3,000. The Company subsequently extended the rental agreement through January 31, 2009, and then exercised the option to extend the lease for two additional periods of six months each (through January 31, 2010).  The Company subsequently entered into two additional six-month extensions through April 30, 2011.  The monthly rental cost during this extended period was $3,000.

In December 2010, the Company entered into a sublease agreement for the lease of office premises in Caesarea, Northern Industrial Park, Israel.  The sublease agreement provides for the rental of 517 square meters (5,565 square feet) (including common areas) in an office building. The sublease term began on April 3, 2011 and continues through March 31, 2014. Notwithstanding the foregoing, the sublease agreement term is expressly subject to the primary lease agreement that the sub lessor has with the landlord of the premises and such sublease agreement term will expire upon the termination, for whatever reason, of the primary lease. In addition, under the sublease agreement, at the end of the initial 12 months of the sublease term, either the sub lessor or the Company may, at its sole discretion upon the furnishing to the other of written notice within seven days after the end of the initial 12 month period, terminate the sublease agreement, whereupon the Company will be required to vacate the subleased premises within six months of the giving of such notice. Each of the Company and the sub lessor has the right to terminate early, at the end of each of the 18th and 24th month following the commencement of the sublease agreement term. Under the sublease agreement, the Company is authorized to further sublease all or part of the subleased premises to a third party that is pre-approved by the sub-lessor.

Rent is to be paid on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $7,888 per month). The Company is also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, insurance and maintenance payments during the sublease term.

In March 2010, the Company leased approximately 500 square feet of office space in State College, Pennsylvania for its President and Chief Operating Officer.  The initial lease was for 12 months, expiring February 28, 2011 and the monthly rental amount was $525. In February 2011, the lease was extended by 12 months to the end of February 2012 and the monthly rental amount was increased to $550. In an effort to reduce operating costs, the Company is in the process of closing the State College office and does not anticipate that the lease term will be extended beyond its scheduled expiration.

In December of 2009, the Company entered into a lease agreement, scheduled to continue through December 2012, for a motor vehicle in Israel. In February 2010, three more motor vehicles were leased under the same agreement. The Company has the right to terminate the lease agreement for any or all of the motor vehicles, on payment of two monthly rental payments per motor vehicle.

Note 5 - Commitments and Contingencies (cont'd)

G.	Lease Commitments (cont'd)

The aggregate cost for the four leased motor vehicles is approximately $2,900 per month; the leasing cost is linked to the Israeli Consumer Price Index.

The Company leased two motor vehicles in Dallas with monthly payments of approximately $1,200 on both vehicles.  One vehicle has a lease term of 39 months and expires in June 2013.  The other motor vehicle also has a lease term of 39 months, expiring in October 2014. The Company has the right to terminate the lease agreement for the motor vehicles upon the payment of the excess of the unpaid costs over the fair market value, plus excess wear and tear and mileage.

Lease Commitments

US$ thousands

October 1 - December 31, 2011	45
2012	151
2013	111
2014	29
336

H.	Employment Agreement with Executives

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

The Carrillo Employment Agreement provides that subject to the entry into an Option Award Agreement, Mr. Carrillo be awarded, with respect to each year of employment under the Carrillo Employment Agreement, vested options to purchase 10,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 and options to purchase an additional 15,000 shares of Common Stock, vesting equally in each calendar quarter (3,750 shares per quarter), at a per share exercise price of $4.55, representing the market price of the Company’s publicly traded stock on January 28, 2011, in each case the options shall be exercisable through January 31, 2016.  All option shares were granted on the 31st of January, 2011. As of September 30, 2011, options for 10,000 shares were exercised.

(ii) On May 8th, 2011, the Company and Ilan Sheena entered into a restated employment agreement providing for the employment (the “Sheena Employment Agreement”) of Mr. Sheena as the Company’s Chief Financial Officer. The Sheena Employment Agreement has an initial period, which continues through December 31, 2011; thereafter, the agreement provides that it is to be renewed for additional one year terms upon agreement of both parties. Under the agreement, Mr. Sheena is paid an annual salary of the current New Israeli Shekel equivalent of $144,000, payable monthly; which was increased, effective August 1, 2011, to the New Israeli Shekel equivalent of $180,000 per annum. Mr. Sheena is also entitled to the benefits typically available to senior executives in Israel.

Note 5 - Commitments and Contingencies (cont'd)

H.	Employment Agreement with Executives (cont'd)

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

The Sheena Employment Agreement provides that subject to the entry into an Option Award Agreement, Mr. Sheena be awarded under the Company’s 2005 Stock Option Plan (or any other subsequent plan), with respect to each year of employment under the Sheena Employment Agreement, options to purchase 7,500 shares of the Company’s Common Stock at a per share exercise price of $0.01, vesting equally in each calendar quarter (1,875 shares per quarter). The options are exercisable through January 31, 2020. All options were granted on April 15, 2011. As of September 30, 2011, options for 3,750 shares were exercised.

I.	Internal Dispute Affecting Owners of the Drilling Rig

The deep-drilling capacity rig that the Company has been using since September 2009 in its drilling program was the subject of a drilling agreement entered into in September 2008 (the “Drilling Contract”) between the Company and Aladdin Middle East Ltd. (“AME”). Through AME, the rig arrived in Israel and cleared customs in April 2009 and AME provided the drilling crew to operate the rig in Israel. The drilling rig and crew was used to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 well and was used to drill the Ma’anit-Joseph #3 well.

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

Note 5 - Commitments and Contingencies (cont'd)

I.	Internal Dispute Affecting Owners of the Drilling Rig (cont’d)

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

K.	Settlement Agreement

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

Note 6 - Subsequent Events

 (i) On October 4, 2011, in connection with planned seismic, magnetic, and gravimetric surveys on the Jordan Valley License area, the Company entered into an agreement with the Geophysical Institute of Israel (“GII”) to obtain seismic data. The agreement provides for a 15-kilometer program, subject to increase or decrease by the Company. The agreement provides for the survey to be performed by GII on a per kilometer basis at a rate of NIS 92,500 (approximately $25,000) per kilometer.   An initial amount of NIS 143,000 (approximately $39,000) was paid upon signing of the agreement and a subsequent payment of NIS 572,000 (approximately $154,000) is due within seven days prior to the commencement of the work and the balance is payable following completion of the survey. The survey is expected to begin in December 2011 or the first quarter of 2012.

 (ii) On October 11, 2011, the Company entered into the Third Amendment to Lease Agreement (the “Lease Amendment”) with Hermosa, L.P., a Texas limited partnership (the “Lessor’)  for the renewal of the lease of its current office premises in Dallas Texas as well as the addition of additional adjacent space in the building. The lease for the Company’s current office premises expire on October 31, 2011, its scheduled expiration date.

Pursuant to the Lease Amendment, the lease term on the existing office space as well as the additional premises described below has been extended to October 31, 2015. In addition to the office premises it currently occupies, the Lease Amendment also covers an additional 1,351 rentable square feet in Suite #310 and 1,324 rentable square feet of space on Suite 304. The total rentable area under the Lease Amendment covers 6,458 rentable square feet.

Rent is to be paid on a monthly basis and shall be $6,996 per month for each month commencing November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through October 31, 2015. Notwithstanding the foregoing, the parties have agreed that so long as there is no event of default under the Lease Amendment then the monthly payments for Suite 304 in the monthly amount of $1,434 through October 31, 2012 and $1,544 thereafter through October 31, 2013 are to be abated. Accordingly, assuming an event of default has not occurred, the monthly rent for the period through October 31, 2012 will be $5,561 and for the period from November 1, 2012 through October 31, 2013 will be $5,989. The Company is also obligated to pay its pro-rated portion of all operating expenses.

Note 6 - Subsequent Events (cont’d)

(iii) On October 14, 2011, Zion Oil & Gas, Inc. (the “Company” or “Zion”) and a United States based company (“USOGEC”) affiliated with an oil & gas exploration company with significant international  operations entered into a memorandum of understanding (“MOU”) pursuant to which it is intended that USOGEC will provide Zion with an onshore drilling rig with deep drilling capacity and certain other oilfield services for a minimum of three years and not for fewer than three new wells that Zion will drill on its license areas. These understandings are subject to the preparation, negotiation and execution of legally binding master service and other agreements as well as the receipt of all required regulatory and other approvals. Under the MOU and subject to the preparation, negotiation and execution of legally binding documents, the parties ultimately intend, at the end of the third year of operations and/or completion of the third well, that USOGEC manage the build out of a deep drilling capacity land rig (with, at least, 25,000 foot of drilling depth capacity) for the sole ownership of a newly established subsidiary, to be majority owned by Zion.  The MOU contemplates that as soon as practicable USOGEC will approach the various government authorities in Israel to obtain the needed consents and approvals to carry out the terms of the MOU. The MOU provides that the parties are to use their best efforts to enter into legally binding definitive agreements by December 31, 2011; if such agreements are not entered into by such date, then the operation of the MOU shall be deemed terminated.

(iv) On October 14, 2011, by mutual agreement of the Company and William L. Ottaviani, Mr. Ottaviani’s employment with the Company as President and Chief Operating Officer was terminated.  The employment agreement with Mr. Ottaviani was scheduled to naturally expire on December 31, 2011. As provided for in the original employment agreement, the termination of Mr. Ottaviani’s employment resulted in his resignation from the Company’s Board of Directors.

In connection with the termination of employment, on October 14, 2011, the Company and Mr. Ottaviani entered into a settlement agreement pursuant to which the Company agreed to remit to Mr. Ottaviani the following: (i) salary payments due to him through October 15, 2011, (ii) all unpaid salary owing as of the date of termination, (ii) $20,833 on each of the November 14 and December 14, 2011, and January 14, 2012 (representing, in each case, the monthly salary to which Mr. Ottaviani was entitled to under the employment agreement), less required deductions, (iii) $1,638 in each of November and December 2011 and January 2012 in respect of the current health coverage plan and (iv) on January 14, 2012, plus 14 days of unused vacation time under the employment agreement. Under the settlement agreement, Mr. Ottaviani furnished to the Company a general release.

(v) On October 17, 2011 Mr. Victor G. Carrillo was appointed as President and Chief Operating Officer of the Company. Mr. Carrillo has been serving as the Company’s Executive Vice President since January 2011 and as a director since September 2010. Mr. Carrillo will continue to serve on the Company’s Board of Directors.

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

We are headquartered in Dallas, Texas, have a field office in Caesarea, Israel. We are in the process of closing our satellite office in State College, Pennsylvania.

We currently hold three petroleum exploration licenses, all onshore Israel, which we have named the Joseph License (covering approximately 83,272 acres of land), the Asher-Menashe License (covering approximately 78,824 acres of land) and the Jordan Valley License (covering approximately 55,845 acres of land in the Jordan Valley area). We have continuously held the Joseph License since October 2007 and the Asher-Menashe License since June 2007. We were awarded the Jordan Valley License in April 2011.

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

Following review and further analysis of the operations and geological reports prepared by our geoscientists in consultation with our outside consultants relating to the drilling and testing of the Ma’anit-Joseph #3 well, it was determined that commercial quantities of hydrocarbons are not present within the Ma’anit-Joseph #3 wellbore or the Elijah #3 wellbore and that no further drilling is planned on these wells. Accordingly, in light of these determinations, we recorded a non-cash impairment charge of $42,488,000 in the quarter ended September 30, 2011 to our unproved oil and gas properties in respect of both the Ma’anit-Joseph #3 and Elijah #3 wells. Notwithstanding the above noted impairment charges, in order to further our understanding of the Asher-Menashe License, additional wireline logging may be conducted on the Elijah #3 well and/or additional seismic and or other geophysical surveys may be conducted on the Asher-Menashe License area.

Additionally, in October 2011, in connection with planned seismic, magnetic, and gravimetric surveys on the Jordan Valley License area, we entered into an agreement with the Geophysical Institute of Israel to obtain seismic data with respect to approximately 9 miles (15 kilometers) in the license area. The survey is expected to begin in December 2011 or the first quarter of 2012 and the total cost of the program is expected to be approximately $380,000.

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

Between January 1, 2011 and October 27, 2011, we raised approximately $409,000 from the exercise of our publicly traded warrants trading under the symbol ZNWAW that we previously issued to investors in connection with our follow-on-public offering which we completed in January 2009. We reduced the exercise price of these warrants, for a limited time period extending from January 3, 2011 through March 7, 2011, to $4 (from an original per share exercise price of $7).  In addition, between January 1, 2011 to October 27, 2011, we raised an additional approximate amount of $1,391,000 from the exercise of the $4 warrants that we issued in December 2010 in connection with our Fourth rights offering that trade under the symbol ZNWAZ.

In June 2011, we launched a rights offering (the “Fifth Rights Offering”). Under the Fifth Rights Offering, we distributed to each holder of record as of close of business on June 15, 2011, at no charge, 0.25 of a subscription right for each share held as of such date (i.e., one subscription right for each four shares). Each whole subscription right entitled the stockholder to purchase one unit (a “Unit”) at the purchase price of $5.00 per Unit, with each Unit consisting of (a) one share of Common Stock, and (b) warrants to purchase two additional shares of the Company’s Common Stock at an exercise price of $3.50 per share (a “Warrant”). Shareholders who exercised their rights in full were entitled to purchase additional shares pursuant to an over-subscription right to the extent holders did not fully subscribe for their basic subscription rights. The Fifth Rights offering terminated on its originally scheduled expiration date of July 25, 2011. In total, in connection with the Fifth Rights Offering, we raised gross proceeds of approximately $24,577,000.  After deducting approximately $248,000 in offering related expenses, we received net proceeds of $24,329,000.  Net proceeds are being applied to our drilling program and other operations. In addition, between August 16, 2011 and October 27, 2011, we raised approximately $24,000 from the exercise of the Warrants.

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

The oil and gas property represent an investment in unproved properties. Oil and gas property in general is excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. For the period from inception of the Company through 2010, impairment charges were recorded in 2010 and 2007 of $22,022,000 and  $9,494,000 respectively.

In July 2011, following production and other testing conducted at the Ma’anit-Joseph #3 well, we conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested. Following review and further analysis of the operations and geological reports prepared by our geoscientists in consultation with outside consultants relating to the drilling and testing of the Ma’anit-Joseph #3 well, it was determined that commercial quantities of hydrocarbons are not present in the Ma’anit-Joseph #3 well or the Elijah #3 well and that there will be no further drilling on these wells. Accordingly, we recorded a non-cash impairment charge of $42,488,000 in the quarter ended September 30, 2011 to our unproved oil and gas properties in respect of the two wells.  Notwithstanding the foregoing impairment, in order to identify additional drilling prospects with the Asher-Menashe License area, we may run additional wireline logging in the Elijah #3 well as well as obtain additional seismic and other geophysical surveys in the license areas.

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

Following the impairment charges noted above, the total net book value of our unproved oil and gas properties under the full cost method is $3,324,000 at September 30, 2011.

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

RESULTS OF OPERATIONS

	For the Three Months Ended Sept 30,		For the Nine Months Ended Sept 30,
	2011	2010	2011	2010
	In thousands US$	In thousands US$	In thousands US$	In thousands US$
General and Administrative Expenses:
Legal and professional fees	260	138	840	633
Salaries	592	651	2,657	2,090
Other	1,204	746	2,963	1,591

Impairment of unproved oil and gas properties	42,488	-	42,488	22,022

Interest Expense (Income), net	102	(102)	29	(17)

Net loss	44,646	1,433	48,977	26,319

Revenue.  We have no revenue generating operations as we are still a development stage oil and gas company.

General and Administrative Expenses.   General and administrative expenses were $44,544,000 and $48,948,000 for the three and nine month periods ended September 30, 2011, respectively, compared to $1,535,000 and $26,336,000, respectively, for the three and nine month periods ended September 30, 2010.  The increase in general and administrative expenses during each of the three and nine month periods ended September 30, 2011 compared to the corresponding periods in 2010 is primarily attributable to the recording of an impairment charge to our unproved oil and gas properties in the amount of $42,488,000 for the three months ended September 30, 2011 in respect of the Elijah #3 well and the Ma’anit Joseph #3 well, as well as increased marketing and investor relations related expenses. Previously, we recorded an impairment charge to unproved oil and gas properties of $22,022,000 for the three months ended June 30, 2010. Legal and professional fees were $260,000 and $840,000 for the three and nine month periods ended September 30, 2011, respectively, compared to $138,000 and $633,000 respectively, for the three and nine month periods ended September 30, 2010.  The increase in legal and professional fees during each of the three and the nine month periods ended September 30, 2011 compared to the corresponding periods in 2010 is primarily attributable to the increase in operational activity and in the resultant utilization of these professional services.  Salary expenses were $592,000 and $2,657,000 for the three and nine month periods ended September 30, 2011, respectively, compared to $651,000 and $2,090,000, respectively, for the three and nine month periods ended September 30, 2010.  The increase in salary expenses during the nine months ended September 30, 2011 as compared to the corresponding period  in 2010 is primarily attributable to non-cash expenses recorded in connection with the issuance of the above referenced stock options and new staff additions in the first three months of 2011. The decrease in salary expenses during the three months ended September 30, 2011 compared to the corresponding three months in 2010 is primarily attributable to the departure of company personnel during the second and third quarters of 2011.  Other general and administrative expenses were $1,204,000 and $2,963,000 for the three and nine months ended September 30, 2011, respectively, compared to $746,000 and $1,591,000, respectively, for the corresponding three and nine month period in 2010. Other general and administrative expenses are comprised of non-compensation, non-professional and non-operational expenses incurred in our three offices.  The increase in other general and administrative expenses during each of the three and the nine month periods ended September 30, 2011 compared to the corresponding periods in 2010 is primarily attributable to increased other operational cost not attributable to Oil & Gas properties and an increase in marketing and investor relations related expenses recorded in the nine months ended September 30, 2011.

Interest Expenses (income), net.  Interest expense, net was $102,000 and $29,000 for the three and nine month periods ended September 30, 2011, respectively, compared to a net interest income of $102,000 and $17,000 for the three and nine months ended September 30, 2010.  The increase in interest expense in 2011 was primarily attributable to currency exchange losses generated by exchange rate fluctuations of the U.S. dollar to the New Israeli Shekel.

Net Loss.   Net loss was $44,646,000 and $48,977,000 for the three and nine month periods ended September 30, 2011, respectively, compared to $1,433,000 and $26,319,000, respectively, for the three and nine month periods ended September 30, 2010. The increase in net loss during the three  and nine months ended September 30, 2011, compared to the corresponding periods in 2010 is primarily attributable to  the recording of the  impairment charge discussed above to our unproved oil and gas properties during the three months ended September 30, 2011 in the amount of $42,488,000.

 Liquidity and Capital Resources

At September 30, 2011, we had approximately $24,909,000 in cash and cash equivalents compared to $21,243,000 at December 31, 2010. The increase in cash resources at September 30, 2011 is primarily attributable to the proceeds of the Fifth Rights Offering which expired in July 2011.

During the nine months ended September 30, 2011 cash used in operating activities totaled $4,175,000. Cash provided by financing activities during the nine month period ended September 30, 2011 was $26,134,000 and is attributable to proceeds received from the Fifth Rights Offering and the exercise of our publicly traded warrants.  Net cash used in investing activities was $18,293,000 for the nine months ended September 30, 2011 and $17,904,000 for the nine month period ended September 30, 2010, primarily for drilling related expenditures.

We believe that our currently available cash resources, including the proceeds from the Fifth Rights Offering will be sufficient to enable us to carry out our plans through September 30, 2012, including the spudding of one new exploratory well. However, we may need to raise additional capital to complete drilling the exploratory well to the desired depth and to fund our operating needs. Additionally, if any unforeseen developments occur, such as unanticipated drilling related costs, or unanticipated opportunities arise, then we may need to raise additional capital. The most likely method for raising additional funds would be either by attracting additional investment in our company or additional parties to join our drilling operations in return for a participation interest.    Presently we have no commitments for any such financing or participation, and no assurance can be provided that we will be successful in consummating any such transaction.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the third quarter of 2011, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent weakness of the U.S. Dollar in the international markets has been equally reflected against NIS and this may continue in the future. Since December 31, 2010, 2009 and 2008, to September 30, 2011, the U.S. Dollar has devalued by approximately (4.4%), 1.7% and, 2.4% respectively against the NIS. Continuing devaluation of the U.S. dollar against the NIS will result in higher operating costs from NIS denominated expenses. We do not currently hedge against currency exchange rate risks.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. As of September 30, 2011, our cash and cash equivalents amounted to $24,909,000.  The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2011 was approximately 0.23%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2011, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

During the quarter ended September 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2011, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Settlement Agreement dated as of August 3, 2011 between Patti Beals and Zion Oil & Gas, Inc. (incorporated by reference to Current Report on Form 8-K filed with the SEC on August 5, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

ITEM 6.	EXHIBITS (cont’d)

Exhibit Index (cont’d):

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Ilan Sheena
	Richard J. Rinberg		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 7, 2011	Date:	November 7, 2011

Exhibit Index:

10.1	Settlement Agreement dated as of August 3, 2011 between Patti Beals and Zion Oil & Gas, Inc. (incorporated by reference to Current Report on Form 8-K filed with the SEC on August 5, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Registration S-T, these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these sections.