Form 10-Q
period 2012-03-31
ZION OIL & GAS INC
filed 2012-05-03
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2012; or

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

As of April 20, 2012, Zion Oil & Gas, Inc. had outstanding 30,460,565 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets (Unaudited)

	March 31	December 31
	2012	2011
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	19,553	22,231
Fixed short term bank deposits – restricted	282	269
Prepaid expenses and other	334	347
Refundable value-added tax	87	-
Total current assets	20,256	22,847

Unproved oil and gas properties, full cost method	3,874	3,535

Property and equipment
Net of accumulated depreciation of $188,000 and $172,000	251	239

Other assets
Assets held for severance benefits	165	146

Total assets	24,546	26,767

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	274	261
Asset retirement obligation	870	870
Accrued liabilities	2,317	2,716
Total current liabilities	3,461	3,847

Provision for severance benefits	464	428

Total liabilities	3,925	4,275

Commitments and contingencies (See Note 4)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 : Issued and outstanding: 30,448,565 and 30,432,760 shares at March 31, 2012 and December 31, 2011 respectively	304	304
Additional paid-in capital	131,688	130,857
Deficit accumulated in development stage	(111,371)	(108,669)
Total stockholders’ equity	20,621	22,492

Total liabilities and stockholders’ equity	24,546	26,767

The accompanying notes are an integral part of the unaudited financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

			Period from
			April 6, 2000
			(inception) to
	For the three months ended March 31,		March 31
	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-

General and administrative expenses
Legal and professional	270	213	8,385
Salaries	1,247	1,502	15,438
Other	1,233	741	13,127
Impairment of unproved oil and gas properties	-	-	74,004
Loss from operations	(2,750)	(2,456)	(110,954)

Other income (expense), net
Termination expenses of offerings	-	-	(527)
Other income, net	-	-	80
Foreign exchange gain (loss)	39	25	(137)
Interest income, net	9	10	167

Loss before income taxes	(2,702)	(2,421)	(111,371)
Income taxes	-	-	-

Net loss	(2,702)	(2,421)	(111,371)

Net loss per share of common stock - basic and diluted (in US$)	(0.09)	(0.09)	(8.40)

Weighted-average shares outstanding – basic and diluted (in thousands)	30,474	25,856	13,255

The accompanying notes are an integral part of the unaudited financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Unaudited)

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2010	24,867	248	102,608	(56,487)	46,369

Funds received from warrant exercises	457	5	1,820	-	1,825

Funds received from option exercises	194	2	-	-	2

Funds received from the Fifth Rights Offering	4,915	49	24,528	-	24,577

Value of options granted to employees, directors and others	-	-	2,149	-	2,149

Costs associated with the issuance of shares	-	-	(248)	-	(248)

Net loss	-	-	-	(52,182)	(52,182)

Balances as of December 31, 2011	30,433	304	130,857	(108,669)	22,492

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Unaudited)

				Additional	Deficit accumulated
	Common Stock			paid-in	in development
	Shares	Amounts		capital	stage	Total
	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	4	(*	)	17	-	17

Funds received from option exercises	12	(*	)	-	-	(*	)

Value of options granted to employees, directors and others	-	-		814	-	814

Net loss	-	-		-	(2,702)	(2,702)

Balances as of March 31, 2012	30,449	304		131,688	(111,371)	20,621

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited financial statements

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			Period from
			April 6, 2000
			(inception) to
	For the three months ended March 31		March 31,
	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(2,702)	(2,421)	(111,371)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	16	8	194
Officer, director and other fees, paid via common stock	-	-	2,330
Cost of warrants issued to employees, directors & others	757	1,042	5,074
Interest on short term bank deposits	(7)	-	(13)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	-	-	290
Impairment of unproved oil and gas properties	-	-	74,004

Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	13	102	(334)
Change in refundable value-added tax	(87)	(538)	(87)
Severance pay, net	17	46	299
Accounts payable	13	(171)	922
Accrued liabilities	(549)	(52)	2,601
Increase (decrease) in deferred officers' compensation, net	-	(21)	240
Net cash used in operating activities	(2,529)	(2,005)	(25,173)

Cash flows from investing activities
Increase in fixed short term deposits – restricted	(6)	12	(269)
Acquisition of property and equipment	(28)	(1)	(447)
Investment in oil and gas properties	(132)	(4,513)	(77,258)
Net cash used in investing activities	(166)	(4,502)	(77,974)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification			89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and warrants	17	806	126,601
Costs associated with the issuance of stock and warrants	-	-	(4,490)
Net cash provided by financing activities	17	806	122,700

Net increase (decrease) in cash and cash equivalents	(2,678)	(5,701)	19,553
Cash and cash equivalents – beginning of period	22,231	21,243	-
Cash and cash equivalents – end of period	19,553	15,542	19,553

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
			(inception) to
	For the three months ended March 31		March 31
	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-		78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Cost of options capitalized to Oil & Gas Properties	57	292	474
Value of warrants granted to underwriters	-	-	99
Investment in Oil & Gas Properties	150	2,452	296
Deferred financing costs	-	-	85
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion is a development stage oil and gas exploration company with a history of more than 11 years of oil & gas exploration in Israel.

As of March 31, 2012, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise.  In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future.  The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired.  The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three month period ended March 31, 2012, the Company incurred a net loss of approximately $2.7 million and had an accumulated deficit of approximately $111.4 million.  These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through January 31, 2013. To carry out further planned operations beyond that date, including drilling its next planned exploratory well to the desired depth, the Company must raise additional funds through additional equity raises. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 15,841,700 and 4,821,238 common stock equivalents in first quarter 2012 and 2011, respectively, would be anti-dilutive.

Due to the new shares of common stock that were issued in connection with the most recent rights offering completed in July 2011, the weighted average shares outstanding was further adjusted by a factor of 1.037 which, in turn, adjusted the earnings per share calculations for the three months period ended March 31, 2011, as prescribed by ASC 260-10, “Earnings Per Share.”

B.	Use of Estimates

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

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2012, the Company granted options from the 2011 Incentive plan to purchase a total of 60,000 shares of our common stock to two senior officers at an exercise price of $0.01. The options are scheduled to vest in equal quarterly installments over four consecutive quarters, beginning with the quarter ended March 31, 2012. Options for 40,000 shares are exercisable through December 3, 2017 and options for 20,000 shares are exercisable through January 31, 2020.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

B.	Warrants and Options

The warrant and option transactions since January 1, 2012 are shown in the table below:

		Weighted Average
	Number of shares	exercise price
		US$

Outstanding, December 31, 2011	15,814,021	3.63

Changes to:
Employees, officers and directors	60,000	0.01
Expired/Cancelled/Forfeited	(16,516)	0.01
Exercised	(15,805)	1.02
Outstanding, March 31, 2012	15,841,700	3.62
Exercisable, March 31, 2012	14,601,576	3.72

The following table summarizes information about stock warrants and options outstanding as of March 31, 2012:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$
2.61	970,124	9.68	2.61	2.61	323,376	9.68	2.61
2.61	225,000	5.68	2.61	2.61	75,000	5.68	2.61
0.01	30,000	5.68	0.01	0.01	10,000	5.68	0.01
0.01	15,000	7.84	0.01	7.00	504,429	0.75	7.00
-	-	-	-	4.55	15,000	3.84	4.55
-	-	-	-	4.00	3,294,996	0.75	4.00
-	-	-	-	3.50	9,820,400	0.38	3.50
-	-	-	-	7.15	12,000	2.75	7.15
-	-	-	-	4.45	25,000	3.82	4.45
-	-	-	-	2.5	384,500	2.75	2.5
-	-	-	-	0.01	16,875	7.84	0.01
-	-	-	-	4.92	25,000	1.42	4.92
-	-	-	-	8.25	95,000	0.21	8.25
0.01-2.61	1,240,124		2.52	0.01-8.25	14,601,576		3.72

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the three month period ended March 31, 2012 and 2011 and the period from April 6, 2000 (inception) to March 31, 2012, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months		Period from April 6,
	ended March 31,		2000 (inception) to
	2012	2011	March 31, 2012

Weighted-average fair value of underlying stock at grant date	$2.41	$4.52	$2.41 - $8.23
Dividend yields	-	-	-
Expected volatility	76%	76%-80%	28.2% - 80%
Risk-free interest rates	1.12% - 1.92%	0.38%-2.24%	0.38% - 5.15%
Expected lives (in years)	3.22 – 4.22	1.50-5.00	1.50 –6.00
Weighted-average grant date fair value	$2.40	$2.73	$0.76 - $5.11

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the three month period ended March 31, 2012 and 2011 and the period from April 6, 2000 (inception) to March 31, 2012, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months		Period from April 6,
	ended March 31,		2000 (inception) to
	2012	2011	March 31, 2012

Weighted-average fair value of underlying stock at grant date	-	$4.48	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	-	77.31%	32.20% - 99.80%
Risk-free interest rates	-	1.60%	1.60% - 5.50%
Expected lives (in years)	-	4.0	0.56 – 10.00
Weighted-average grant date fair value	-	$3.11	$0.68 - $3.91

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B.	Warrants and Options (cont’d)

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the three month period ended March 31, 2012 and 2011 and the period from April 6, 2000 (inception) to March 31, 2012 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through March 31, 2012, the Company’s stock volatility is based on actual trading of the Company’s common stock.

C.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31		Period from April 6, 2000 (inception) to March 31,

2012	2011	2012
US$	US$	US$
770,000	1,256,000	5,163,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31		Period from April 6, 2000 (inception) to March 31,

2012	2011	2012
US$	US$	US$
44,000	78,000	385,000

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C.	Compensation Cost for Warrant and Option Issuances (cont’d)

As of March 31, 2012, there was $1,426,000 of unrecognized compensation cost, related to non vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$

During 2012	1,140,000
During 2013	286,000
1,426,000

Note 4 - Commitments and Contingencies

A.	Litigation

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

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the Asher-Menashe License and Joseph License areas to be approximately $870,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 4 - Commitments and Contingencies (cont’d)

B.	Environmental and Asset Retirement Matters (cont’d)

In April 2012, the “Environmental Protection Law (Emissions and Transfers to the Environment) Reporting Requirements and Register 2012” became effective. The newly enacted statute imposes reporting obligations on entities engaged in oil and gas exploration activities (amongst others) in Israel relating to quantities of pollutants emitted into the air, water, land and sea (on an annual basis) and the off-site transfer of waste generated in the facility for treatment. The annual report that is to be furnished in respect of 2012 is required to be submitted by June 30, 2013 and, thereafter, each annual report is to be submitted no later than March 31 (with respect to the preceding year). Under the statute, there will be appointed a registrar whose function is to supervise the submission of the annual reports and their inclusion in the database. The registrar will be entitled to request additional information or clarifications to the annual report submitted.

The law also provides for the establishment by the Ministry of Environmental Protection of a database containing the information gleaned from annual reports submitted by all subject entities and which will be accessible to the public, free of charge.

C.	Drilling Contract with AME/GYP

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd. (“AME”) pursuant to which Aladdin shipped into Israel its deep drilling rig which has been used by the Company to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 well and the Ma’anit-Joseph #3 well. The contract provided for the wells to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. Drilling operations on the Ma’anit-Joseph #3 well were concluded in July 2011, whereupon the Company released the rig. The rig was exported out of Israel in December 2011.

As previously disclosed by the Company, AME is part of a group of privately owned affiliated entities. An internal dispute developed between different family members and these entities. In April 2011, the Company was advised by Guyney Yildizi Petrol Uretim Sondaj Mut, ve Tic A.S. (“GYP”), an affiliated entity of AME, that GYP is in fact the owner of the rig being used in the Company’s drilling program and that AME’s rights to the rig, pursuant to which it acted as operator, terminated as of December 31, 2010 upon the termination of lease between AME and GYP. GYP demanded that the Company make the payments called for in the drilling contract between the Company and AME directly to GYP. Following contact with AME and GYP, the Company determined that it is in the best interests of the Company that it honor GYP’s request and remit the payments payable under the drilling contract between it and AME directly to GYP. The Company obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP, including any disruption of its drilling program. GYP also agreed to assume all rights and obligations, including those accrued, of AME in the Drilling Contract.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

 Note 4 - Commitments and Contingencies (cont’d)

C.	Drilling Contract with AME/GYP (cont’d)

In the context of finalizing amounts owed to GYP under the drilling contract, in April 2012 GYP advised the Company in writing that approximately $1.5 million remains outstanding under the drilling contract, which amount purportedly includes $550,000 in rig demobilization fees. The Company believes, and has so advised GYP, that the amount owed and unpaid under the drilling contract is approximately $627,000 for work performed and that no amount is owed for demobilization.

In the event that the parties are unable to resolve this matter, the drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

Note 5 - Subsequent Events

(i) In April 2012, two of our officers exercised options for a total of 11,825 shares of our common stock at a per share exercise price of $0.01.

(ii) In April 2012, the Company was advised by the Commission that its request for an extension to the term of the Asher-Menashe License has been granted and the Asher-Menashe License has been extended by one additional year to June 9, 2013. At the option of the Commissioner, the Asher-Menashe License may be extended for one additional year through June 2014.

(iii) In April 2012 the Company and its Chief Financial Officer entered into an amended employment agreement pursuant to which the officer will be awarded at the end of each calendar quarter, beginning with the quarter ending June 30, 2012, fully vested options at a per share exercise price of $0.01 to purchase 2,500 shares the Company’s common stock. All options granted pursuant thereto shall be exercisable until December 4, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSIONAND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	our ability to explore for and develop natural gas and oil resources successfully and economically;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be drilled;

•	changes in our drilling plans and related budgets;

•	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

•	anticipated trends in our business;

•	our future results of operations;

•	our liquidity and our ability to raise capital to finance our exploration and development activities;

•	our capital expenditure program;

•	future market conditions in the oil and gas industry;

•	the impact of governmental regulations, permitting and other legal requirements in Israel; and

•	the demand for oil and natural gas, both locally in Israel and globally.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no duty to update any forward-looking statements after the date of this report or to conform such statements to actual results.

Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 11 years of oil and gas exploration in Israel. As of March 31, 2012, we have no revenues or operating income and are considered to be a “development stage” company.

We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

We hold three petroleum exploration licenses, named the “Joseph License”, the “Asher-Menashe License” and the "Jordan Valley License", covering approximately 218,000 acres of land in onshore Northern Israel.

We have continuously held the Joseph License since October 2007 and the Asher-Menashe License since June 2007. We were awarded the Jordan Valley License in April 2011. The Joseph License and Asher-Menashe License areas are geographically contiguous and within a similar geologic environment.

The Joseph License was awarded to us in October 2007 and has been continuously extended for additional one-year periods. It is currently scheduled to expire on October 10, 2012, but is subject to two additional extensions of one year each.

On June 10, 2007, we were granted the Asher-Menashe License. The Asher-Menashe License had an initial three-year term, which may be extended for an additional four years as provided by the Petroleum Law. The license extensions are only granted in increments of a maximum of one year. The Asher-Menashe License has been continuously extended for additional one-year periods and was scheduled to expire on June 9, 2012, subject to two additional extensions of one year each. In February 2012, we submitted to Petroleum Commissioner of the State of Israel (the “Commissioner”) an application to extend the Asher-Menashe License for an additional year. On April 30, 2012, we were advised by the Commissioner that the Asher-Menashe License has been extended for an additional year and is currently scheduled to expire on June 9, 2013.

We currently have pending before the Commissioner, applications for one additional exploration license and two preliminary exploration permits.

We submitted in February 2011 an application for an exploration license for an area covering approximately 74,925 acres of land within the vicinity of the Dead Sea, in central Israel, which we have named the Dead Sea License Application.

At the same time, we submitted applications for two preliminary exploration permits. The permit that would result from the first application would cover part of the area previously covered by our previous Issachar-Zebulun Permit, which expired on February 23, 2011. Much of the remainder of the area covered by such permit is included in our recently granted Jordan Valley License. We named the new permit application the Zebulun Permit Application. It covers approximately 157,480 acres of land.

In June 2011, we submitted the second of two applications for preliminary exploration permits. This application was for a preliminary exploration permit on an area adjacent to our Joseph License area. We named the new permit application the “Asher-Joseph Permit Application”.  The Asher-Joseph Permit Application area is on approximately 80,000 acres of land and is to the west and south of Zion's Joseph License area. It is onshore Israel and traverses a section of land, adjacent to the coastline, between Haifa and Tel Aviv.

No assurance can be provided that any of the Dead Sea License Application, the Zebulun Permit Application or the Asher-Joseph Permit Application will ultimately be granted.

Current Exploration Efforts

To date, we have completed drilling three exploratory wells and have partly completed drilling one exploratory well in the Asher-Menashe License area.

We are currently in the process of identifying our next exploratory drilling prospect. Toward that end, we are in the process of reprocessing already existing seismic data, acquiring new 2-D seismic data, vertical seismic profile data, and gravity and magnetic surveys in our license areas. In our Jordan Valley License area, we await results from the Geophysical Institute of Israel (GII) and their efforts to acquire and process new geophysical data (gravity survey and a 2-D seismic line (using a dynamite source), which we currently anticipate will be completed in May 2012. We will then have the seismic data processed, interpreted and integrated into our geologic model. We believe that these two key pieces of data (the gravity survey and the 2-D seismic line) should help us to further refine our plans in the Jordan Valley License area.

In our Asher-Menashe License area, we plan to re-enter our existing Elijah #3 well in order to obtain additional wireline log information and a VSP (vertical seismic profile) survey. The planned wellsite activity is currently scheduled to take place in June 2012, when the appropriate rig and crew are expected to be available. The primary purpose of this effort is to obtain additional geologic and geophysical data to better understand the hydrocarbon potential of a shallower zone through which we drilled while drilling the Elijah #3 well in 2009/2010.

Finally, in our Joseph License area, we continue to evaluate our existing older seismic dataset and re-process some of that data in an effort to enhance the data quality. We have contracted with GII for an additional 16 kilometer seismic line that we anticipate will be acquired and processed in June or July 2012. Once this seismic work is completed and the results are integrated, our Exploration staff should have a much better understanding of the geology of the southern Joseph License area as we explore for potential drilling prospects there and possibly in our abutting and already applied-for Asher Joseph Permit Application area that borders the Mediterranean Sea (which, as of the date of the filing of this quarterly report on Form 10-Q, has not been awarded).

Once we obtain these surveys and complete our analysis and interpretation of the results, we believe that we will be better situated to determine the location of next exploratory well.

After a drill site and co-ordinates have been defined, we will need to complete the permitting process and also finalize arrangements for a suitable drilling rig and experienced drilling crew. We have been negotiating the terms of a drilling contract with the owner of an appropriate rig, but as of the filing of this quarterly report on Form 10-Q, we have not yet entered into any legally binding documents.

The permitting process in Israel with respect to petroleum exploration is undergoing significant change. In our annual report on Form 10-K for the year ended December 31, 2011, we disclosed that, in January 2012, the Ministry of Energy and Water Resources had submitted draft regulations relating to petroleum exploratory drilling. The effect of the draft regulations would be to considerably increase the time period needed to obtain the necessary permits to undertake exploratory drilling once a drilling prospect was identified.

On April 24, 2012, the draft regulations were adopted in large measure. The new regulations are entitled “Petroleum Regulations (Permission to deviate from the provisions of the Planning and Building Law) 2012” and detail a new permitting process. Among other things, the new regulations require the submission, to the local regulatory and permitting authorities, of a detailed environmental report relating to the proposed drilling site and surroundings. The report is to address, in detail, the environmental implications of the drilling, including hydrological analysis, surface water management, risk assessment, environmental impact, and abandonment and remediation of the drill site, among others.

The drilling application must be published and there are specified time frames (approximately 100 days) for any person (including environmental and other interested bodies) to comment on the drilling application. As a result, we believe that the time periods to obtain the necessary permits (prior to spudding a well) have been considerably increased. Currently, we are unable to accurately assess the time period that we would require to obtain the necessary permits to spud our next exploratory well.

License Highlights

Our licenses require us to take certain specified exploratory and drilling related actions within specified time frames.

Under the terms of the Asher-Menashe License, as recently extended, we are required, among other things, to contract with a drilling contractor to re-enter our existing Elijah #3 well in order to obtain a VSP (vertical seismic profile) by May 15, 2012 and summarize the geological results in the Jurassic section and submit a report to the Commissioner by July 1, 2012. See Item 5 below of this quarterly report on Form 10-Q for additional terms of the Asher-Menashe License by which we are required to comply. However, based on information conveyed to us by the operator of the drilling rig which we plan to use to re-enter the well, we currently anticipate that the VSP survey will commence only in June 2012 and, accordingly, we have submitted to the Commissioner a request for an extension of the relevant dates in respect of this unforeseen delay.

We have previously disclosed that under the terms of the Jordan Valley License, as recently amended in April 2012, that we need to complete the planned seismic survey by May 12, 2012 and data process the new seismic survey and submit to the Commissioner a summary report by June 12, 2012. Additional terms of the license require us to prepare and submit various geological, geophysical and geochemical maps and analyses during the license’s primary term, and to identify a drilling prospect in the license area and contract for the drilling of such prospect by October 13, 2012 and to drill a well to a target depth of approximately 5,000 meters (approximately 16,400 feet) by April 13, 2013.

Finally, we have previously disclosed that under the terms of the Joseph License, as extended to October 2012, we are required, among other things, to perform the seismic survey, process and integrate the data and submit the process report and ancillary material to the National archives at the Geophysics Institute by June 1, 2012 and process and integrate the results of the new seismic survey with existing seismic lines, update the geophysical maps and submit a geophysical summary  and file a report with the Commissioner by August 1, 2012. Additional terms of the license require us to prepare and submit various geological, geophysical and geochemical maps and analyses during the license’s extension period, and to sign a drilling contract to drill a new well (or re-enter an existing wellbore) by October 1, 2012. Recently, we were informed by the Geophysical Institute of Israel, our seismic contractor, that they do not expect to have the required vibrators available for our use until July of 2012 so we plan to submit a request to the Commissioner to extend the license deadlines accordingly.

While we endeavor to comply with the terms of our licenses, the limited availability (and at times complete unavailability) in Israel of suitable equipment and the experienced crews to operate that equipment and our lack of control over these factors may prevent us from undertaking required exploratory activities within the prescribed time frames. While we routinely apprise the Commissioner’s office of all relevant developments, we are unable to assess the implications, if any, of our non-compliance with the express terms of our licenses.

Financing Highlights

We anticipate that we will need to raise significant funds in order to complete any exploratory well that we spud. We anticipate that we will need to raise these funds in 2012. To date, we have funded our operations through the issuance of our securities. We anticipate that we will need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

Our financings to date are discussed below.

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

Between January 1, 2012 and April 20, 2012, we raised approximately $5,000 from the exercise of our publicly traded warrants trading under the symbol ZNWAW.  In December 2011, we extended the exercise period of the ZNWAW Warrants to December 31, 2012. In addition, between January 1, 2012 and April 20, 2012, we raised approximately $12,000 from the exercise of the ZNWAL Warrants.

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

•	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be able to be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

•	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance are included in general and administrative expense. General and administrative expense also includes non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

•	Depreciation, Depletion, Amortization and Accretion. We utilize the full-cost method of accounting and capitalize all costs associated with our exploration. We apportion these costs to different areas, as appropriate. As we have yet to achieve production, the costs of abandoned wells have been written off, as opposed to including them in an amortization pool.

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

The oil and gas property represents an investment in unproved properties. Oil and gas property in general is excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not yet been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

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

RESULTS OF OPERATIONS

	For the Three Months Ended March 31

	2012	2011
	(US $ in thousands)
General and administrative expenses
Legal and professional fees	270	213
Salaries	1,247	1,502
Other	1,233	741

Impairment of unproved oil and gas properties	-	-

Other expense (income), net	(48)	(35)

Net loss	2,702	2,421

Revenue.  We have no revenue generating operations as we are still a development stage oil and gas company.

General and administrative expenses.  General and administrative expenses were $2,750,000 for the three months ended March 31, 2012 compared to $2,456,000 for the corresponding three-month period in 2011.  The increase in general and administrative expenses during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily attributable to operational expenses which we were notified of after the impairment charge was recorded during the three months ended September 30, 2011 in respect of both the Ma’anit-Joseph #3 well and the Elijah #3 well and which were not capitalized under oil and gas properties. Legal and professional fees were $270,000 for the three months ended March 31, 2012 compared to $213,000 for the corresponding three month period in 2011.  The increase in legal and professional fees during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily attributable to the increased utilization of legal services.  Salaries were $1,247,000 for the three months ended March 31, 2012 compared to $1,502,000 for the corresponding three months in 2011. The decrease in salary expenses during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily attributable to a reduction in the non-cash expense recorded in connection with the grant of incentive stock options during the 2012 period as compared to the 2011 period.  Other general and administrative expenses, which is comprised of non-compensation, non-professional and operational expenses, were $1,233,000 for the three months ended March 31, 2012 compared to $741,000 for the corresponding three month period in 2011.  The increase in other general and administrative expenses is primarily attributable to drilling related expenses that we recorded in the first quarter of 2012 following the recording of the impairment charge during the quarter ended September 30, 2011.

Other expense (income), net.  Interest income, net was $48,000 for the three months ended March 31, 2012 compared to $35,000 for the three months ended March 31, 2011.  The increase was primarily attributable to currency exchange gains generated by exchange rate fluctuations of the U.S. dollar to the New Israeli Shekel during the first quarter of 2012.

Net Loss.   Net loss was $2,702,000 for the three months ended March 31, 2012 compared to $2,421,000 for the three months ended March 31, 2011.

 Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired.  Our interim financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We have incurred a history of operating losses and negative cash flows from operations.  These matters may raise doubt about our ability to continue as a going concern.

At March 31, 2012, we had approximately $19,553,000 compared to $22,231,000 in cash and cash equivalents at December 31, 2011. The decrease in cash resources at March 31, 2012 is primarily attributable to ongoing operations.

During the three months ended March 31, 2012 cash used in operating activities totaled $2,529,000. Cash provided by financing activities during the three month period ended March 31, 2012 was $17,000 and is attributable to proceeds received from the exercise of our publicly traded warrants.  Net cash used in investing activities such as unproved oil & gas properties, and other assets was $166,000 for the three months ended March 31, 2012.

In advancing our exploration programs, we expect to incur substantial expenditures.  We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are engaged in active drilling operations, we estimate that there is an additional cost of approximately $2,500,000 per month. The drilling cost estimates are subject to change and we have not, as of April 30, 2012, finalized the terms relating to a drilling rig, appropriate crew and related matters. Assuming that we spud our next exploratory well in the last quarter of 2012, of which no assurance can be provided, management believes that our existing cash balance will be sufficient to satisfy our current obligations and satisfy our exploration budget through January 31, 2013. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements. As of May 3, 2012, we are unable to state the amount of any funds that will be required for these purposes. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.  We are unable to estimate the terms on which such capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements. Because of the early stage of our operations and our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.

As of April 20, 2012, we have outstanding publicly listed warrants for 504,379 shares of our Common Stock exercisable through December 31, 2012 (the ZNWAW Warrants) at a per share exercise price of $7.00; there are additional publicly listed warrants for 3,294,971 shares of our Common Stock exercisable through December 31, 2012 (the ZNWAZ Warrants) at a per share exercise price of $4.00; and additional publicly listed warrants for 9,820,350 shares of our Common Stock exercisable through August 15, 2012 (the ZNWAL Warrants) at a per share exercise price of $3.50. If all of these warrants are exercised for cash, of which no assurance can be provided, then we would received cash proceeds of $51,082,000. In order to increase the likelihood of these warrants being exercised, the stock price of our publicly traded Common Stock will need to remain above the exercise prices. As of April 20, 2012, the stock price of our publicly traded Common Stock is below these exercise prices. No assurance can be provided that we will be able to raise any significant funds from the exercises of these warrants.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the first quarter of 2012, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. The recent weakness of the USD in the international markets has been equally reflected against the NIS and this may continue in the future. Since December 31, 2011, 2010, and 2009 to March 31, 2012, the USD has devalued by approximately (2.8%), 4.7% and (1.6%) respectively against the NIS. Continuing devaluation of the USD against the NIS will result in higher operating costs from NIS denominated expenses. We do not currently hedge against currency exchange rate risks.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2012, we had cash, cash equivalents and short-term bank deposits of approximately $19,835,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2012 was approximately 0.2%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2012, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

During the quarter ended March 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2012, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(i)            On April 29, 2012, the Company entered into the Third Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with Mr. Ilan Sheena, the Company's Chief Financial Officer. The Amended Employment agreement replaces the Second and Amended and Restated Employment Agreement between the Company and Mr. Sheena which was entered into as of April 1, 2011.

Under the Amended Employment Agreement, Mr. Sheena will be paid a monthly gross salary denominated in New Israeli Shekels (NIS) of NIS 56,400 (which is equivalent to approximately $15,000). Under the employment agreement previously in effect, Mr. Sheena was paid a monthly salary of $15,000 payable in NIS at a pre-determined exchange rate. The effect of the amendment to Mr. Sheena’s monthly salary is to prevent the recurrence to Mr. Sheena of losses resulting from fluctuating exchange rates associated with the payment of his monthly salary; accordingly, his monthly salary is now denominated in the currency of his country of residence. Additionally, to compensate for previous deemed foreign exchange and timing losses, Mr. Sheena will be paid a signing bonus of NIS 75,000 (which is equivalent to approximately $20,000) upon signing. The Company will continue to provide Mr. Sheena with the following: (i) Manager’s Insurance under Israeli law for the benefit of Mr. Sheena pursuant to which the Company contributes amounts equal to (a) 13-1/3 percent (and Mr. Sheena contributes an additional 5%) of each monthly salary payment, and (b) 7.5 % of Mr. Sheena’s salary (with Mr. Sheena contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law as a social benefits program.

Mr. Sheena can terminate the employment agreement and the relationship thereunder at any time upon 60 business days' notice. The Company is entitled to terminate the agreement at any time, for any reason other than "Cause" (as defined the employment agreement), in which case, Mr. Sheena will be entitled to severance pay to which he is entitled under Israeli law (approximately one month’s base salary for each year worked) and three month’s salary, as well as all benefits earned and accrued through such date.

The Amended Employment Agreement also provides that Mr. Sheena be awarded at the end of each calendar quarter beginning with the quarter ended June 30, 2012, fully vested options at a per share exercise price of $0.01 to purchase 2,500 shares the Company’s common stock, par value $0.01 per share. All options granted pursuant thereto shall be exercisable until December 4, 2021.

The Sheena Employment Agreement provides for customary protections of the Company's confidential information and intellectual property.

(ii)	Extension of Asher-Menashe Petroleum Exploration License

On April 30, 2012, the Commissioner notified the Company that it was approving the Company’s request for a one-year extension on the Company’s Asher-Menashe License, extending the expiration date of the Asher-Menashe License to June 9, 2013. At the option of the Israeli Petroleum Commissioner, the Asher-Menashe License may be extended for one additional one-year period through 2014.

Under the terms of the Asher-Menashe License, as extended, Zion is required, among other things, to (i) enter into (and present to the Commissioner) a contract to re-enter our existing Elijah #3 well and obtain a VSP (vertical seismic profile) survey by May 15, 2012, (ii) summarize the geological results in the Jurassic section of the Elijah #3 wellbore and submit the report to the Commissioner by July 1, 2012, (iii) process and integrate the results of the new seismic survey with existing seismic lines, as well as prepare and process the VSP survey, by September 1, 2012, (iv) file a final report with the Commissioner on all exploratory activities in the license area and recommendations for future plans by October 1, 2012, and (v) sign a drilling contract by October 1, 2012 and (vi) commence drilling by October 1, 2013. We currently anticipate that the VSP survey will commence in June 2012.

Under the terms of the extension, if the Company decides not to conduct any further drilling operations on the Elijah #3 well, then it is required to seal such well by June 1, 2012. The Company is also required to deposit with the Commissioner an irrevocable bank guarantee, valid to December 1, 2012, in the amount of $35,000 as a guarantee for damages that may occur as a result of sealing the well.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Third Amended & Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena

10.2	Petroleum Exploration License No. 334 “Asher-Manashe” Extension letter (translation)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Ilan Sheena
	Richard J. Rinberg		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)
Date:	May 3, 2012	Date:	May 3, 2012

Exhibit Index:

10.1	Third Amended & Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena

10.2	Petroleum Exploration License No. 334 "Asher-Manashe" Extension letter (translation)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these sections.

