Form 10-Q
period 2012-06-30
ZION OIL & GAS INC
filed 2012-08-06
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2012; or

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

As of July 20, 2012, Zion Oil & Gas, Inc. had outstanding 31,011,706 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	June 30	December 31
	2012	2011
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	17,132	22,231
Fixed short term bank deposits - restricted	270	269
Prepaid expenses and other	438	347
Refundable value-added tax	196	-
Total current assets	18,036	22,847

Unproved oil and gas properties, full cost method	4,247	3,535

Property and equipment at cost
Net of accumulated depreciation of $207,000 and $172,000	247	239

Other assets
Assets held for severance benefits	171	146

Total assets	22,701	26,767

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	191	261
Asset retirement obligation	870	870
Accrued liabilities	1,680	2,716
Total current liabilities	2,741	3,847

Provision for severance pay	391	428

Total liabilities	3,132	4,275

Commitments and contingencies (see Note 4)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 :
Issued and outstanding: 30,840,004 and 30,432,760 shares at June 30, 2012 and December 31, 2011 respectively
	308	304
Additional paid-in capital	132,832	130,857
Deficit accumulated in development stage	(113,571)	(108,669)
Total stockholders’ equity	19,569	22,492

Total liabilities and stockholders' equity	22,701	26,767

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

					Period from
					April 6, 2000
	For the three months		For the six months		(inception) to
	ended June 30		ended June 30		June 30
	2012	2011	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative expenses
Legal and professional	346	367	616	580	8,731
Salaries	957	563	2,204	2,065	16,395
Other	874	1,018	2,107	1,759	14,001
Impairment of unproved oil and gas properties	-	-	-	-	74,004
Loss from operations	(2,177)	(1,948)	(4,927)	(4,404)	(113,131)

Other income (expense), net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	-	80
Foreign exchange gain (loss)	(30)	25	9	64	(167)
Interest income, net	7	13	16	9	174

Loss before income taxes	(2,200)	(1,910)	(4,902)	(4,331)	(113,571)
Income taxes	-	-	-	-	-

Net loss	(2,200)	(1,910)	(4,902)	(4,331)	(113,571)

Net loss per share of common stock - basic and diluted (in US$)	(0.07)	(0.07)	(0.16)	(0.17)	(8.34)

Weighted-average shares outstanding – basic and diluted (in thousands)	30,601	26,068	30,540	25,962	13,614

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

					Deficit
				Additional	accumulated
	Common Stock			paid-in	in development
	Shares	Amounts		capital	stage	Total
	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2011	30,433	304		130,857	(108,669)	22,492
Funds received from warrant exercises	383	4		681	-	685
Funds received from option exercises	24	(*	)	-	-	(*	)
Value of options granted to employees, directors and others	-	-		1,294	-	1,294
Net loss	-	-		-	(4,902)	(4,902)
Balances as of June 30, 2012	30,840	308		132,832	(113,571)	19,569

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Period from
			April 6, 2000
	For the six months		(inception) to
	ended June 30		June 30,
	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(4,902)	(4,331)	(113,571)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	35	18	213
Officer, director and other fees, paid via common stock	-	-	2,330
Cost of options issued to employees, directors & others	1,205	1,159	5,522
Interest on short term bank deposits	(1)	(6)	(7)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	-	-	290
Impairment of unproved oil and gas properties	-	-	74,004
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(91)	208	(438)
Change in refundable value-added tax	(196)	(1,885)	(196)
Severance pay, net	(62)	56	220
Accounts payable	(70)	(137)	839
Accrued liabilities	(1,042)	155	2,108
Increase (decrease) in deferred officers' compensation (net)	-	(21)	240
Net cash used in operating activities	(5,124)	(4,784)	(27,768)

Cash flows from investing activities
Investment in short term bank deposits - restricted	-	-	(263)
Acquisition of property and equipment	(43)	(74)	(462)
Investment in unproved oil and gas properties	(617)	(11,008)	(77,743)
Net cash used in investing activities	(660)	(11,082)	(78,468)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and exercise of warrants	685	1,713	127,269
Costs associated with the issuance of stock and warrants	-	-	(4,490)
Net cash provided by financing activities	685	1,713	123,368

Net increase (decrease) in cash and cash equivalents	(5,099)	(14,153)	17,132
Cash and cash equivalents – beginning of period	22,231	21,243	-
Cash and cash equivalents– end of period	17,132	7,090	17,132

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
	For the six months		(inception) to
	ended June 30		June 30,
	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	-	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of warrants granted to underwriters	-	-	99
Deferred financing costs	-	-	85
Cost of options capitalized to Oil & Gas Properties	89	357	506
Investment in Oil & Gas properties	6	4,887	152
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion is a development stage oil and gas exploration company with a history of more than 11 years of oil & gas exploration in Israel.

As of June 30, 2012, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise. In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three and six months ended June 30, 2012, the Company incurred a net loss of approximately $2.2 million and $4.9 million respectively, and had an accumulated deficit of approximately $113.57 million. These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through September 2013. To carry out further planned operations beyond that date, the Company must raise additional funds. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration and development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 15,287,761 and 4,474,671 common stock equivalents in the second quarters of 2012 and 2011, respectively, would be anti-dilutive.

Due to the new shares of common stock that were issued in connection with the most recent rights offering completed in July 2011, the weighted average shares outstanding was further adjusted by a factor of 1.037 which, in turn, adjusted the earnings per share calculations for the three and six month periods ended June 30, 2011, as prescribed by ASC 260-10, “Earnings Per Share.”

B.	Use of Estimates

The preparation of the accompanying financial statements in conformity with US GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The Company’s oil and gas property represents an investment in unproved properties.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. No impairment was recognized for the six months ended June 30, 2012.

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2012, the Company granted options from the 2011 Equity Incentive Plan to purchase 70,000 shares of common stock to two senior officers at an exercise price of $0.01. The options, which were granted pursuant to the terms of the officers’ employment agreements, vest in four equal quarterly installments from their respective grant dates. Options for 40,000 shares are exercisable through December 3, 2017, options for 20,000 shares are exercisable through January 31, 2020 and options for 10,000 shares are exercisable through December 4, 2021. The fair value of the options on the dates of grant amounted to $165,740.

During the six months ended June 30, 2012, the Company granted options from the 2011 Non-Employee Directors’ Stock Option Plan to purchase 25,000 shares of common stock to one non-employee director at an exercise price of $1.82. The options were vested upon grant and are exercisable through June 13, 2017. The fair value of the options at the date of grant amounted to $18,694.

B.	Warrants and Options

The warrant and option transactions since January 1, 2012 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$

Outstanding, December 31, 2011	15,814,021	3.63

Changes to:
Employees, officers and directors	95,000	0.49
Expired/Cancelled/Forfeited	(214,016)	4.86
Exercised	(407,244)	1.68
Outstanding, June 30, 2012	15,287,761	1.86	(*)
Exercisable, June 30, 2012	14,254,325	1.81	(*)

(*)Note: The weighted average exercise price reflects the temporary reduction in the exercise price of all of the outstanding tradable warrants. See Note 3D.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

During the six months ended June 30, 2012, the Company issued 407,244 shares as a result of warrant and options exercises for proceeds totaling approximately $685,000.

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2012 and 2011 and the period from April 6, 2000 (inception) to June 30, 2012, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months		Period from April 6,
	ended June 30		2000 (inception) to
	2012	2011	June 30, 2012

Weighted-average fair value of underlying stock at grant date	$2.23	$4.54	$2.23 - $8.23
Dividend yields	-	-	-
Expected volatility	68%-87%	75%-80%	28.2% - 87%
Risk-free interest rates	0.35% - 1.92%	0.38%-2.24%	0.35% - 5.15%
Expected lives (in years)	2.50 – 5.20	1.50-5.00	1.50 –6.00
Weighted-average grant date fair value	$1.94	$2.83	$0.76 - $5.11

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six months ended June 30, 2012 and 2011 and the period from April 6, 2000 (inception) to June 30, 2012, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months		Period from April 6,
	ended June 30		2000 (inception) to
	2012	2011	June 30, 2012

Weighted-average fair value of underlying stock at grant date	-	$4.48	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	-	77.31%	32.20% - 99.80%
Risk-free interest rates	-	1.60%	1.60% - 5.50%
Expected lives (in years)	-	4.0	0.56 – 10.00
Weighted-average grant date fair value	-	$3.11	$0.68 - $3.91

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the six months ended June 30, 2012 and 2011 and the period from April 6, 2000 (inception) to June 30, 2012 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No.110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

The following table summarizes information about stock warrants and options outstanding as of June 30, 2012:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$
2.61	808,436	9.44	2.61	2.61	485,064	9.44	2.61
2.61	187,500	5.43	2.61	2.61	112,500	5.43	2.61
0.01	20,000	5.43	0.01	0.01	10,000	5.43	0.01
0.01	10,000	7.59	0.01	1.75	503,329	0.50	1.75
0.01	7,500	9.44	0.01	4.55	15,000	3.59	4.55
				1.75	3,280,374	0.50	1.75
				1.75	9,456,558	0.13	1.75
				7.15	12,000	2.50	7.15
				4.45	25,000	3.58	4.45
				2.50	282,000	2.50	2.50
				0.01	20,000	7.59	0.01
				4.92	25,000	1.17	4.92
				0.01	2,500	9.44	0.01
				1.82	25,000	4.96	1.82
0.01-2.61	1,033,436		2.52	0.01-7.15	14,254,325		1.81	(*)

(*) Note: The weighted average exercise price reflects the temporary reduction in the exercise price of all of the outstanding tradable warrants. See Note 3D.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

C.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

		Period from
		April 6, 2000
		(inception) to
For the six months ended June 30		June 30
2012	2011	2012
US$	US$	US$
1,242,000	1,438,000	5,635,000

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

		Period from
		April 6, 2000
		(inception) to
For the six months ended June 30		June 30
2012	2011	2012
US$	US$	US$
52,000	78,000	393,000

As of June 30, 2012, there was $898,000 of unrecognized compensation cost, related to non vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$

During 2012	606,000
During 2013	292,000
898,000

D.	Temporary Warrant Exercise Price Reduction

On June 6, 2012, the Company implemented a temporary reduction in the exercise price of all of its outstanding publicly traded warrants, under which these warrants can be exercised, through August 15, 2012, at the reduced warrant exercise price of $1.75. Except for the temporary reduction in the warrant exercise prices, all of the terms and conditions contained in the applicable warrant instruments continue in full force and effect. The temporary reduction in exercise prices impacted only the warrants issued to investors in connection with the Company’s equity offerings; consequently no expense was recorded.

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

B.	Asset Retirement Obligation

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

C.	Environmental and Onshore Licensing Matters

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

In April 2012, the “Environmental Protection Law (Emissions and Transfers to the Environment) Reporting Requirements and Register 2012” became effective. The newly enacted statute imposes reporting obligations on entities engaged in oil and gas exploration activities (amongst others) in Israel relating to quantities of pollutants emitted into the air, water, land and sea (on an annual basis) and the off-site transfer of waste generated in the facility for treatment. The annual report that is to be furnished in respect of 2012 is required to be submitted by June 30, 2013 and, thereafter, each annual report is to be submitted no later than March 31 (with respect to the preceding year). The statute provides for the appointment of a registrar whose function is to supervise the submission of the annual reports and their inclusion in the database. The registrar will be entitled to request additional information or clarifications to the annual report submitted.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The law also provides for the establishment by the Ministry of Environmental Protection of a database containing the information gleaned from annual reports submitted by all subject entities and which will be accessible to the public, free of charge.

In June 2012, the Ministry of Energy and Water Resources issued guidelines relating to onshore exploratory licensing. Under the guidelines, which are subject to continuing review, an applicant for an exploration license will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration, and that at least one of these persons must be a resident of Israel. Additionally, if the license application relates to an area that has produced reserves in the past, and the submitted work plans include production of oil and gas from this area, then the applicant must also engage a production engineer. The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities, and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. Applicant will be deemed to have the requisite financial resources if it has liquid assets or equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application for the exploration license will be published in a daily newspaper and the Ministry's web site, and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system that factors certain deemed pertinent factors (i.e., experience of the applicant, experience of the staff, financial resources, etc.). A condition to the issuance of any exploration license will be the submission by the applicant of a bank guarantee for 10% of the cost of the proposed work program (including the estimated drilling costs). In the event that the licensee violates (whether intentionally or not) any of the license terms, then the Commissioner is entitled to impose a forfeit of the bank guarantee, following the giving of notice to the licensee and an opportunity to cure.

The Company is in the process of examining the resubmission of applications for one additional exploration license and two preliminary exploration permits, which were previously submitted in 2011, to comply with the new guidelines issued by the Ministry of Energy and Water Resources in June 2012 relating to onshore licensing requirements, as discussed above. The Company anticipates that the previous applications for the preliminary exploration permits will need to be re-submitted as license applications or otherwise be cancelled. At this time, the Company is unable to determine the impact of the new guidelines on applications for new exploration rights.

D.	Drilling Contract with AME/GYP

As previously disclosed by the Company, Aladdin Middle East Ltd. (“AME”), with whom the Company entered into a drilling contract in September 2008 pursuant to which AME shipped into Israel its deep drilling rig which was used by the Company to drill its last three exploratory wells, is part of a group of privately owned affiliated entities. The Company also disclosed that GuyneyYildizi Petrol UretimSondajMut, ve Tic A.S. (“GYP”), an affiliated entity of AME, advised the Company in April 2011 that GYP is the owner of the rig and, following further investigation by the Company, the Company agreed to remit the payments payable under the drilling contract between it and AME directly to GYP. The Company obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP.

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

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

In May 2012, the Company and GYP agreed that the Company will pay GYP $627,000 in full and final settlement of past bills and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 in respect of the rig demobilization remains outstanding. The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom. As of the date of the filing of this quarterly report on Form 10-Q, GYP has not submitted a request for arbitration.

E.	Memorandum of Understanding

On June 4, 2012, the Company and Lapidoth Israel Oil Prospectors Corp. Ltd. (“Lapidoth”), an Israeli based drilling operator, entered into a Memorandum of Understanding (“MoU”) pursuant to which the parties intend to establish a company for the purposes of purchasing an onshore drilling rig capable of reaching well depths of up to 25,000 feet. The MoU contemplates that the drilling company will be 50% owned by the Company and 50% by Lapidoth.

The MoU is non-binding (other than with respect to the right of first refusal noted below and certain other standard provisions) and is subject to certain standard conditions, including the negotiation and execution of definitive agreements including a shareholders agreement. In connection with the MoU, the Company granted to Lapidoth a first right of refusal to act as drilling contractor for any exploratory wells that the Company drills in Israel by June 4, 2013.

The implementation of the MoU is subject to the Company raising at least $10 million by June 4, 2013.

F.	Workover Contract Relating to Elijah #3 Well and Related Commitments

In June 2012, the Company entered into a workover contract with Lapidoth to re-enter the existing wellbore at the Elijah #3 well to acquire log data via wireline and acquire vertical seismic profile data in order to obtain additional geologic and geophysical data respecting the hydrocarbon potential of a shallower zone through which the Company drilled while drilling the Elijah #3 well in 2009/2010. The well re-entry commenced on July 24, 2012 and is expected to be completed on or about August 3, 2012. Under the workover contract, the Company is required to pay approximately $315,000 for the mobilization/demobilization of the drilling rig used in the re-entry and a daily rate of approximately $22,000 for each day that the rig is used. On days on which the rig is idle but ready to resume operations (standby), the daily rate is $13,200. The Company advanced to Lapidoth approximately $400,000 prior to the commencement of the re-entry.

For purposes of the re-entry, the Company purchased materials and leased drilling related equipment from a third party oilfield services company at a cost of approximately $500,000.

Note 5 - Subsequent Events

In July 2012, the Company issued 157,952 shares upon the exercise of its publicly traded warrants for net proceeds of approximately $278,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	our ability to explore for and develop natural gas and oil resources successfully and economically;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

•	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

•	changes in our drilling plans and related budgets;

•	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

•	anticipated trends in our business;

•	our future results of operations;

•	our liquidity and our ability to raise capital to finance our exploration and development activities;

•	our capital expenditure program;

•	future market conditions in the oil and gas industry; and

•	the demand for oil and natural gas, both locally in Israel and globally.

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

Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 11 years of oil and gas exploration in Israel. As of June 30, 2012, we have no revenues or operating income and are considered to be a "development stage" company.

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

The Joseph License is currently scheduled to expire on October 10, 2012, but is subject to two additional extensions of one year each. The Asher-Menashe License is scheduled to expire on June 9, 2013 and is subject to one additional extension of one year.

Current Exploration Efforts

To date, we have completed drilling three exploratory wells and have partly completed drilling one exploratory well in the Asher-Menashe License area.

We are currently in the process of identifying our next drilling prospect. Towards that end, we are in the process of reprocessing already existing seismic data, acquiring new 2-D seismic data, vertical seismic profile data, and gravity and magnetic surveys in our license areas. In our Jordan Valley License area, we acquired in May 2012 approximately 10 kilometers of a 2-D seismic line (using a dynamite source). We are currently in the process of having this 2-D data and the results of a gravity survey (which was also performed in May 2012) processed, interpreted and integrated into our geologic model. We believe that these two pieces of data (the gravity survey and the 2-D seismic line) should help us to further refine our plans in the Jordan Valley License area.

In our Asher-Menashe License area, on July 24, 2012 we re-entered our existing Elijah #3 well in order to obtain additional wireline log information, a VSP (vertical seismic profile) survey, and, possibly, sidewall core samples. The primary purpose of this effort was to obtain additional geologic and geophysical data to better understand the hydrocarbon potential of a shallower zone through which we drilled while drilling the Elijah #3 well in 2009/2010. The results of these studies are currently being processed, analyzed and interpreted.

Finally, in our Joseph License area, we continue to evaluate our existing older seismic dataset and re-process some of that data in an effort to enhance the data quality. We have contracted with the Geophysical Institute of Israel (GII) for an additional 20 kilometer seismic survey that we anticipate will be acquired and processed in September 2012. Once this seismic work is completed and the results are integrated, we believe that our exploration staff will have a better understanding of the geology of the southern Joseph License area.

Following the completion of the analysis and interpretation of the above exploratory activities in our license areas, we believe that we will be better situated to determine the location of our next exploratory well. After a drill site and coordinates have been defined, we will need to complete the permitting process and also finalize arrangements for a suitable drilling rig and experienced drilling crew in order to drill such prospect to the desired depth.

Towards that end, on June 4, 2012, we signed a Memorandum of Understanding (MoU) with Lapidoth Israel Oil Prospectors Corp. Ltd. (“Lapidoth”), a forerunner of onshore oil prospecting in Israel. The MoU, outlines plans to establish a company, tentatively named “Zion-Lapidoth Drilling”, which is to locate and purchase a drilling rig suitable for drilling wells to a depth of up to 25,000 feet, to be 50% owned by Zion Oil and 50% by Lapidoth. The anticipated cost of the drilling rig is up to $15 million and each of Zion and Lapidoth are to share equally in the financing of Zion-Lapidoth Drilling. The MoU provides that we are to retain Zion-Lapidoth Drilling for our drilling program and when not required by Zion Oil, Zion-Lapidoth Drilling may lease the drilling rig to third party oil and gas drilling entities. The MoU is subject to certain standard conditions, including the execution of definitive purchase and shareholder agreements, obtaining required governmental approvals and the completion of acceptable due diligence by the parties. Additionally, the implementation of the MoU is subject to our raising at least $10 million by June 4, 2013. The MoU provides that Lapidoth will have a right of first refusal to drill wells, as needed, in accordance with Zion Oil’s work program, until June 4, 2013.

As of the filing of this quarterly report on Form 10-Q, we have not yet entered into any legally binding documents as to the drilling of our next deep drill exploratory well, other than the Lapidoth right of first refusal described above.

Outlook for the Permitting Process

The permitting process in Israel with respect to petroleum exploration is undergoing significant modification. In our annual report on Form 10-K for the year ended December 31, 2011, we disclosed that, in January 2012, the Ministry of Energy and Water Resources of the State of Israel submitted draft regulations relating to petroleum exploratory drilling. The result of the draft regulations would be to considerably increase the time period needed to obtain the necessary permits to undertake exploratory drilling once a drilling prospect was identified.

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

The drilling application must be published and there are specified time frames (approximately 100 days) for any person (including environmental and other interested bodies) to comment on the drilling application. As a result, we believe that the time periods to obtain the necessary permits (prior to spudding a well) have been considerably increased. Currently, we are unable to accurately assess the time period that we would require to obtain the necessary permits to allow us to spud our next exploratory well.

License Requirements

Our licenses require us to take certain specified exploratory and drilling related actions within specified time frames.

Under the terms of the Asher-Menashe License, as recently extended, we were required, among other things, to contract with a drilling contractor to re-enter our existing Elijah #3 well in order to obtain a VSP (vertical seismic profile) by May 15, 2012. Due to unexpected delays relating to the availability of an appropriate workover rig and the negotiations with Lapidoth, the Israeli drilling contractor, we were unable to agree to the terms of the contract until June 28, 2012. As noted above, the well re-entry commenced on July 24, 2012 and is expected to be completed on or about August 3, 2012. We have nearly completed obtaining additional wireline log information, a VSP (vertical seismic profile) survey, and, possibly, sidewall core samples. The primary purpose of this effort was to obtain additional geologic and geophysical data to better understand the hydrocarbon potential of a shallower zone through which we drilled while drilling the Elijah #3 well in 2009/2010. Additionally, under the terms of the license, we are required to file a final report with the Commissioner on all exploratory activities in the license area and recommendations for future plans by November 1, 2012, sign a drilling contract by November 1, 2012 and commence actual drilling in the license area by January 1, 2013. Subject to the completion of the analysis and interpretation of the exploratory activities, we believe that we will be able to file the requisite reports with the Commissioner by November 1, 2012.

We have previously disclosed that under the terms of the Joseph License, as extended to October 2012, we are required, among other things, to obtain a seismic survey, process and integrate the data and submit the process report and ancillary material to the National Geophysical Archive maintained by the Geophysical Institute of Israel (GII) and process and integrate the results of the new seismic survey with existing seismic lines, update the geophysical maps and submit a geophysical summary and file a report with the Commissioner by August 1, 2012. Additional terms of the license require us to prepare and submit various geological, geophysical and geochemical maps and analyses during the license’s extension period, and to sign a drilling contract to drill a new well (or re-enter an existing wellbore) by October 1, 2012. We were previously informed by the GII, our seismic contractor, that the required vibroseis equipment was unavailable for our use until the summer of 2012. Furthermore, obtaining a seismic permit to acquire the line in the area we are seeking is likely to take longer than anticipated so we are currently in the process of planning to acquire our seismic line in the southern Joseph License area in September 2012. In July 2012, we submitted a letter to Israel’s Petroleum Commissioner seeking an extension of the scheduled work program time frames which would in essence extend the Joseph License beyond the scheduled expiration date of October 10, 2012 to accommodate unavoidable delays in seismic equipment and crews attributable to our contractor, GII, having their crews in Africa for an extended period of time.

As noted above, we are scheduled to acquire the additional seismic survey in the Joseph License area in September 2012. We are in the process of completing the analysis and interpretation of the exploratory activities in the Asher-Menashe and Jordan Valley License area. Once we complete the analysis and interpretation of the exploratory activities in all of our license areas, which we do not believe will occur prior to October 2012, we will be able to determine the coordinates of our next exploratory well. After a drill site and coordinates have been defined, we will need to complete the permitting process and also finalize arrangements for a suitable drilling rig and experienced drilling crew in order to drill such prospect to the desired depth. While we endeavor to comply with the terms of our licenses, the limited availability (and at times complete unavailability) in Israel of suitable equipment and the experienced crews to operate that equipment and our lack of control over these factors sometimes prevents us from undertaking required exploratory activities within the time frames prescribed in our licenses. Additionally, we expect that the modified permitting process regime discussed above that will need to comply with once the drill coordinates of our next exploratory well are determined is expected to result in further delays in meeting the express terms of the licenses.

Accordingly, we do not believe that we will be able to comply with the express terms of our licenses specified above. As noted above, we have applied for an extension of the Joseph License beyond its scheduled expiration date in October 2012 to accommodate the delays in procuring the required equipment and crews. With respect to the Asher-Menashe License area, we anticipate that we will need to request extensions to the requirements to enter into drilling contract by November 1, 2012 and to actually begin drilling by January 1, 2013. With the new permitting regime, we will also need extensions to the time frames in the Jordan License, where we are currently required to enter into a drilling contract to drill an exploratory well in the license area by the middle of October 2012 and to actually drill such well to approximately 5,000 meters by middle of April 2013. We routinely update the Commissioner’s office of all relevant developments, including delays in the time frames specified in our license areas, and our previous requests for extensions to the express time frames specified in the licenses have been granted. However, we cannot provide any such assurance that we will be granted these extensions in the future and, accordingly, we are unable to assess the implications, if any, of our non-compliance with the express terms of our licenses.

New Onshore Licensing Guidelines

The procedure for Israeli onshore exploratory licensing is undergoing considerable modification. Applications for new exploration licenses will need to comply with more demanding requirements relating to a license applicant’s financial capability, experience and access to experienced personnel.

In June 2012, the Ministry of Energy and Water Resources issued guidelines relating to onshore exploratory licensing. Under the guidelines, which remain subject to continuing review, an applicant for an exploration license will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration and at least one of these persons must be a resident of Israel. Additionally, if the license application relates to an area that has produced reserves in the past and the submitted work plans include production of oil and gas from this area, then the applicant must also engage a production engineer. The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. An Applicant will be deemed to have the requisite financial resources if it has liquid assets or equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application for the exploration license will be published in a daily newspaper and on the Ministry's web site and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system utilizing certain deemed pertinent factors (inter alia, experience of the applicant, experience of the staff, financial resources, etc.). A condition to the issuance of any license will be the submission by the applicant of a bank guarantee for 10% of the cost of the proposed work program (including the estimated drilling costs). If the licensee violates (whether intentionally or not) any of the license terms, then the Commissioner is entitled to impose a forfeiture of the bank guarantee, following the giving of notice to the licensee and an opportunity to cure.

In 2011, we submitted to the Israeli Petroleum Commissioner three exploration rights applications comprised of an exploration license and two preliminary exploration permits. The application for the exploration license relates to an area covering approximately 74,925 acres of land within the vicinity of the Dead Sea, in central Israel. The applications for the preliminary exploration permits relate to an area covering approximately 157,480 acres of land to the east of our Asher-Menashe License area and approximately 80,000 acres of land, adjacent to our Joseph License area. With a preliminary exploration permit, we can conduct all exploratory activities except for drilling. With an exploration license, we can also drill.

We are currently in the process of examining the re-submission of these three exploration rights applications to comply with the new guidelines discussed above. We anticipate that our previous applications for the preliminary exploration permits will need to be re-submitted as license applications or otherwise be cancelled. We are unable to determine at this time the impact, if any, of the new guidelines on our applications for new exploration rights.

Capital Resources Highlights

We anticipate that we will need to raise significant funds in order to spud and drill our next exploratory well to the desired depth and to implement the plans contemplated by the MoU that we signed with Lapidoth, to establish a jointly owned drilling subsidiary and purchase a deep drilling rig.

To date, we have funded our operations through the issuance of our securities. We anticipate that we will need to raise additional funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

We currently have three different sets of publicly traded outstanding warrants (with original exercise prices), as follows: (a) ZNWAL ($3.50) warrants, that expire on August 15, 2012, (b) ZNWAZ ($4.00) warrants, that expire on December 31, 2012 and (c) ZNWAW ($7.00) warrants, that expire on December 31, 2012.

On June 6, 2012, we implemented a temporary reduction in the exercise price of all of our publicly traded warrants under which these warrants can be exercised, through August 15, 2012, at the reduced warrant exercise price of $1.75.

Between January 1, 2012 and July 20, 2012, we raised approximately $963,000 from the exercise of our publicly traded warrants.

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

•	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be able to be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

•	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance are included in general and administrative expense. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

•	Depreciation, Depletion, Amortization and Accretion. We utilize the full-cost method of accounting and capitalize all costs associated with our exploration. We apportion these costs to different areas, as appropriate. As we have yet to achieve production, the costs of abandoned wells have been written off, as opposed to including them in an amortization pool.

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

RESULTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2012	2011	2012	2011
	(US $ in thousands)		(US $ in thousands)
General and administrative expenses
Legal and professional fees	346	367	616	580
Salaries	957	563	2,204	2,065
Other	874	1,018	2,107	1,759

Impairment of unproved oil and gas properties	-	-	-	-

Other expense (income), net	23	(38)	(25)	(73)

Net loss	2,200	1,910	4,902	4,331

Revenue.  We have no revenue generating operations as we are still a development stage oil and gas company.

General and administrative expenses.  General and administrative expenses were $ 2,177,000 and $4,927,000 for the three and six months ended June 30, 2012, respectively, compared to $1,948,000 and $4,404,000, respectively, for the three and six months ended June 30, 2011. The increase in general and administrative expenses during each of the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011 is primarily attributable to the recording of operational expenses of which we were notified after the recording of the impairment charge during the three months ended September 30, 2011 in respect of both the Ma'anit Joseph #3 well and the Elijah #3 wells, and which were not capitalized. Legal and professional fees were $346,000 and $616,000 for the three and six months ended June 30, 2012 compared to $367,000 and $580,000, respectively, for the three and six months ended June 30, 2011. The slight decrease in legal and professional fees during the three months ended June 30, 2012 as compared to the corresponding three months in 2011 is primarily attributable to the decreased utilization of legal services in the first quarter of 2012. The slight increase in legal and professional fees during the six months ended June 30, 2012 as compared to the corresponding six months in 2011 is primarily attributable to increased utilization of such services. Salary expenses were $957,000 and $2,204,000 for the three and six months ended June 30, 2012, respectively, compared to $563,000 and $2,065,000, respectively, for the three and six months ended June 30, 2011. The increase in salary expenses during each of the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011  is primarily attributable to the increase in non cash expenses recorded in connection with stock option grants that were awarded in December 2011 and charged in 2012 as well as stock option grants made in 2012.  Other general and administrative expenses were $874,000 and $2,107,000, respectively, for the three and six months ended June 30, 2012 as compared to $1,018,000 and $1,759,000, respectively, for the corresponding three and six months in 2011. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three months ended June 30, 2012 as compared to the corresponding three months in 2011 is primarily attributable to decreased marketing and investor relations related expenses and the closing of our Pennsylvania office. The increase in other general and administrative expenses during the six months ended June 30, 2012 as compared to the corresponding period in 2011 is primarily attributable to drilling related expenses of which we were notified and recorded in the first quarter of 2012 following the impairment charge that we recorded during the quarter ended September 30, 2011, as well as marketing and investor relations related expenses and non-compensation and non-professional expenses which we incurred.

Other expense (income), net.  Other expense (income), net was $23,000 and ($25,000), respectively, for the three and six months ended June 30, 2012 as compared to a net other expense (income) of  ($38,000) and ($73,000), respectively, for the three and six months ended June 30, 2011.   The decrease was primarily attributable to currency exchange losses generated by exchange rate fluctuations of the U.S. dollar to the New Israeli Shekel in 2012.

Net Loss.   Net loss was $2,200,000 and $4,902,000 for the three and six months ended June 30, 2012, respectively, compared to $1,910,000 and $4,331,000, respectively, for the three and six month periods ended June 30, 2011.

 Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our interim financial statements for the three and six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. These matters may raise doubt about our ability to continue as a going concern.

At June 30, 2012, we had approximately $17,132,000 compared to $22,231,000 in cash and cash equivalents at December 31, 2011.

During the six months ended June 30, 2012, cash used in operating activities totaled $5,124,000. Cash provided by financing activities during the six months ended June 30, 2012 was $685,000 and is attributable to proceeds received from the exercise of our publicly traded warrants. Net cash used in investing activities such as unproved oil & gas properties, and other assets was $660,000 during the six months ended June 30, 2012.

In advancing our exploration programs, we expect to incur substantial expenditures. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are engaged in active drilling operations, we estimate that there is an additional cost of approximately $2,500,000 per month. The drilling cost estimates are subject to change and we have not, as of August 1, 2012, finalized the terms relating to a drilling rig, appropriate crew and related matters. Management believes that our existing cash balance will be sufficient to satisfy our current obligations and satisfy our exploration budget and plans through September 2013. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the temporary reduction in the exercise price of all of our publicly traded warrants discussed above which we have implemented in June 2012 and which is to continue through August 15, 2012. As of August 1, 2012, we are unable to state the amount of any funds that will be required for these purposes. As discussed above, the implementation of the plans to establish the drilling subsidiary contemplated by the memorandum of understanding entered into in June 2012 with Lapidoth is subject to our raising an additional $10 million. As a result, no specific plans or arrangements have been made to raise additional capital and we have not entered into any agreements in that regard. We expect that when we seek to raise additional capital it will be through the sale of additional equity securities, debt or other financing arrangements. We are unable to estimate the terms on which such additional capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements. Due, in part, to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.

As of July 20, 2012, we have outstanding publicly listed warrants for 492,816 shares of our Common Stock exercisable through December 31, 2012 (the ZNWAW Warrants); there are additional publicly listed warrants for 3,256,939 shares of our Common Stock exercisable through December 31, 2012 (the ZNWAZ Warrants); and additional publicly listed warrants for 9,331,304 shares of our Common Stock exercisable through August 15, 2012 (the ZNWAL Warrants). As noted above, in June 2012, we implemented a temporary reduction in the exercise price of all of our publicly traded warrants. Under the temporary exercise price reduction program, these warrants can be exercised, through August 15, 2012, at the reduced warrant exercise price of $1.75. In order to increase the likelihood of these warrants being exercised during this period, the stock price of our publicly traded Common Stock will need to remain above the reduced exercise price. No assurance can be provided that we will be able to raise any significant funds from the exercises of these warrants.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the second quarter of 2012, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2010, the NIS has experienced a devaluation of approximately 10.5% against the USD. Continued devaluation of the NIS (against the USD) should result in lower operating costs from NIS denominated expenses. Since December 31, 2011, 2010, and 2009 to June 30, 2012, the USD has gotten stronger by approximately 2.7%, 10.5% and 3.9% respectively against the NIS. If the recent trend of the devalued NIS is reversed and the USD is devalued against the NIS, then we expect that this trend will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2012, we had cash, cash equivalents and restricted short-term bank deposits of approximately $17,402,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2012 was approximately 0.2%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2012, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

During the quarter ended June 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

During the quarter ended June 30, 2012, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Third Amended & Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.2	Petroleum Exploration License No. 334 “Asher-Menashe” Extension letter (translation) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.3	Memorandum of Understanding dated as of June 4, 2012 between Zion Oil & Gas, Inc. and Lapidoth Israel Oil Prospectors Corp. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 7, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Richard J. Rinberg	By:	/s/ Ilan Sheena
	Richard J. Rinberg		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 6, 2012	Date:	August 6, 2012

Exhibit Index:

10.1	Third Amended & Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.2	Petroleum Exploration License No. 334 “Asher-Menashe” Extension letter (translation) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.3	Memorandum of Understanding dated as of June 4, 2012 between Zion Oil & Gas, Inc. and Lapidoth Israel Oil Prospectors Corp. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 7, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Regulation S-T, these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these sections.

