Form 10-Q
period 2012-09-30
ZION OIL & GAS INC
filed 2012-11-05
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2012; or

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

As of October 25, 2012, Zion Oil & Gas, Inc. had outstanding 32,314,428 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Page

Item 1 - Financial Statements – Unaudited

Balance Sheets - September 30, 2012 and December 31, 2011	2

Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the period from April 6, 2000 (inception) to September 30, 2012	3

Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2012	4

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the period from April 6, 2000 (inception) to September 30, 2012	5

Notes to Financial Statements	7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 - Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	25

Item 1A – Risk Factors	26

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 - Defaults upon Senior Securities	26

Item 4 – Mine Safety Disclosures	26

Item 5 - Other Information	26

Item 6 – Exhibits	26

SIGNATURES	27

Exhibit Index	28

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	September 30	December 31
	2012	2011
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	17,019	22,231
Fixed short term bank deposits - restricted	272	269
Prepaid expenses and other	436	347
Refundable value-added tax	250	-
Total current assets	17,977	22,847

Unproved oil and gas properties, full cost method	5,838	3,535

Property and equipment at cost
Net of accumulated depreciation of $227,000 and $172,000,	232	239

Other assets
Assets held for severance benefits	188	146

Total assets	24,235	26,767

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	548	261
Asset retirement obligation	870	870
Accrued liabilities	1,443	2,716
Total current liabilities	2,861	3,847

Provision for severance pay	484	428

Total liabilities	3,345	4,275

Commitments and contingencies (see Note 4)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 :
Issued and outstanding: 32,301,928 and 30,432,760 shares at September 30, 2012 and December 31, 2011 respectively	323	304
Additional paid-in capital	135,725	130,857
Deficit accumulated in development stage	(115,158)	(108,669)
Total stockholders’ equity	20,890	22,492
Total liabilities and stockholders' equity	24,235	26,767

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

					Period from
					April 6, 2000
	For the three months		For the nine months		(inception) to
	ended September 30		ended September 30		September 30
	2012	2011	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative expenses
Legal and professional	296	260	912	840	9,027
Salaries	869	592	3,073	2,657	17,264
Other	429	1,204	2,536	2,963	14,430
Impairment of unproved oil and gas properties	-	42,488	-	42,488	74,004
Loss from operations	(1,594)	(44,544)	(6,521)	(48,948)	(114,725)

Other income (expense), net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	-	80
Foreign exchange gain (loss)	(1)	(110)	8	(46)	(168)
Interest income, net	8	8	24	17	182

Loss before income taxes	(1,587)	(44,646)	(6,489)	(48,977)	(115,158)
Income taxes	-	-	-	-	-

Net loss	(1,587)	(44,646)	(6,489)	(48,977)	(115,158)

Net loss per share of common stock - basic and diluted (in US$)	(0.05)	(1.52)	(0.21)	(1.81)	(8.23)

Weighted-average shares outstanding – basic and diluted (in thousands)	31,741	29,315	30,947	27,110	13,985

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

					Deficit
				Additional	accumulated
	Common Stock			paid-in	in development
	Shares	Amounts		capital	stage	Total
	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2011	30,433	304		130,857	(108,669)	22,492

Funds received from warrant exercises	1,833	19		3,203	-	3,222

Funds received from option exercises	36	(*	)	-	-	(*	)

Value of options granted to employees, directors and others	-	-		1,665	-	1,665

Net loss	-	-		-	(6,489)	(6,489)

Balances as of September 30, 2012	32,302	323		135,725	(115,158)	20,890

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Period from
			April 6, 2000
	For the nine months		(inception) to
	ended September 30		September 30,
	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,489)	(48,977)	(115,158)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	55	32	233
Officer, director and other fees, paid via common stock	-	-	2,330
Cost of options issued to employees, directors & others	1,541	1,212	5,858
Interest on short term bank deposits	(3)	(11)	(9)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	-	240	290
Impairment of unproved oil and gas properties	-	42,488	74,004
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(89)	813	(436)
Change in refundable value-added tax	(250)	49	(250)
Severance pay, net	14	42	296
Accounts payable	(53)	(136)	856
Accrued liabilities	(1,322)	94	1,828
Increase (decrease) in deferred officers' compensation (net)	-	(21)	240
Net cash used in operating activities	(6,596)	(4,175)	(29,240)

Cash flows from investing activities
Investment in short term bank deposits - restricted	-	(13)	(263)
Acquisition of property and equipment	(48)	(100)	(467)
Investment in unproved oil and gas properties	(1,790)	(18,180)	(78,916)
Net cash used in investing activities	(1,838)	(18,293)	(79,646)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and exercise of warrants	3,222	26,382	129,806
Costs associated with the issuance of stock and warrants	-	(248)	(4,490)
Net cash provided by financing activities	3,222	26,134	125,905

Net increase (decrease) in cash and cash equivalents	(5,212)	3,666	17,019
Cash and cash equivalents – beginning of period	22,231	21,243	-
Cash and cash equivalents– end of period	17,019	24,909	17,019

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
	For the nine months		(inception) to
	ended September 30		September 30,
	2012	2011	2012
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	-	-	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of warrants granted to underwriters	-	-	99
Deferred financing costs	-	-	85
Cost of options capitalized to Oil & Gas Properties	124	350	541
Investment in Oil & Gas properties	389	1,400	535
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation and Going Concern

The accompanying unaudited financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion is a development stage oil and gas exploration company with a history of more than 11 years of oil & gas exploration in Israel.

As of September 30, 2012, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise. In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three and nine months ended September 30, 2012, the Company incurred a net loss of approximately $1.6 million and $6.5 million respectively, and had an accumulated deficit of approximately $115.2 million. These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through December 2013. To carry out further planned operations beyond that date, the Company must raise additional funds. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 5,459,942 and 14,231,827 common stock equivalents in the nine month and three month periods ended September 30, 2012 and 2011, respectively, would be anti-dilutive.

B.	Use of Estimates

The preparation of the accompanying financial statements in conformity with US GAAP, requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

C.	Oil and Gas Properties and Impairment

The Company follows the full-cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

The Company’s oil and gas property represents an investment in unproved properties.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.  The amount of any impairment is charged to expense since a reserve base has not been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information. No impairment was recognized for the nine months ended September 30, 2012.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2012, the Company granted options from the 2011 Incentive Plan to purchase 70,000 shares of common stock to certain senior officers at an exercise price of $0.01. The options, which were granted pursuant to the terms of the officers’ employment agreements, vest in four equal quarterly installments from their respective grant dates. Options for 40,000 shares are exercisable through December 3, 2017, options for 20,000 shares are exercisable through January 31, 2020; and options for 10,000 shares are exercisable through December 4, 2021. The fair value of the options on the dates of grant amounted to $165,740. See Note 5 relating to the forfeiture in October 2012 of options for 210,000 shares.

During the nine months ended September 30, 2012, the Company granted options from the 2011 Non-Employee Directors’ Stock Option Plan to purchase 25,000 shares of common stock to one non-employee director at an exercise price of $1.82. The options were vested upon grant and are exercisable through June 13, 2017. The fair value of the options at the date of grant amounted to $18,694.

B.	Warrants and Options

The warrant and option transactions since January 1, 2012 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$

Outstanding, December 31, 2011	15,814,021	3.63
Changes to:
Employees, officers and directors	95,000	0.49
Expired/Cancelled/Forfeited	(8,579,911)	1.83
Exercised	(1,869,168)	1.72
Outstanding, September 30, 2012	5,459,942	3.74	(*)
Exercisable, September 30, 2012	4,643,194	3.95	(*)

(*) Note: The weighted average exercise price reflects the temporary reduction in the exercise price of all of the outstanding tradable warrants that was in effect between June 6 and August 15, 2012. See Note 3D.

During the nine months ended September 30, 2012, the Company issued 1,869,168 shares as a result of warrant and option exercises for proceeds totaling approximately $3,222,000.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2012 and 2011 and the period from April 6, 2000 (inception) to September 30, 2012, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months		Period from April 6,
	ended September 30,		2000 (inception) to
	2012	2011	September 30, 2012

Weighted-average fair value of underlying stock at grant date	$2.23	$4.53	$2.23 - $8.23
Dividend yields	-	-	-
Expected volatility	68%-87%	75%-80%	28.2% - 87%
Risk-free interest rates	0.35% - 1.92%	0.38%-2.24%	0.35% - 5.15%
Expected lives (in years)	2.50 – 5.20	1.50-5.00	1.50 –6.00
Weighted-average grant date fair value	$1.94	$2.76	$0.76 - $5.11

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the nine months ended September 30, 2012 and 2011 and the period from April 6, 2000 (inception) to September 30, 2012, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months		Period from April 6,
	ended September 30,		2000 (inception) to
	2012	2011	September 30, 2012
Weighted-average fair value of underlying stock at grant date	-	$4.48	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	-	77.31%	32.20% - 99.80%
Risk-free interest rates	-	1.60%	1.60% - 5.50%
Expected lives (in years)	-	4.0	0.56 – 10.00
Weighted-average grant date fair value	-	$3.11	$0.68 - $3.91

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the nine months ended September 30, 2012 and 2011 and the period from April 6, 2000 (inception) to September 30, 2012 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No.110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The following table summarizes information about stock warrants and options outstanding as of September 30, 2012:

C.	Compensation Cost for Warrant and Option Issuances

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
Range		remaining	average	Range of		remaining	Average
of	Number	contractual	Exercise	exercise	Number	contractual	Exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	Price
US$			US$	US$			US$
2.61	646,748	9.18	2.61	2.61	646,752	9.18	2.61
2.61	150,000	5.18	2.61	2.61	150,000	5.18	2.61
0.01	5,000	9.18	0.01	0.01	10,000	5.18	0.01
0.01	5,000	7.34	0.01	7.00	471,347	0.25	7.00
0.01	10,000	5.18	0.01	4.55	15,000	3.34	4.55
				4.00	2,953,595	0.25	4.00
				0.01	2,500	9.18	0.01
				7.15	12,000	2.25	7.15
				4.45	25,000	3.32	4.45
				2.50	282,000	2.25	2.50
				0.01	25,000	7.34	0.01
				4.92	25,000	0.92	4.92
				1.82	25,000	4.70	1.82
0.01-2.61	816,748		2.55	0.01-7.15	4,643,194		3.95

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

		Period from April 6, 2000
For the nine months ended September 30		(inception) to September 30
2012	2011	2012
US$	US$	US$
1,594,000	1,484,000	5,987,000

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

		Period from April 6, 2000
For the nine months ended September 30		(inception) to September 30
2012	2011	2012
US$	US$	US$
71,000	78,000	412,000

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

As of September 30, 2012, there was $559,000 of unrecognized compensation cost, related to non vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$
During 2012	253,000
During 2013	306,000
559,000

D.	Temporary Warrant Exercise Price Reduction

On June 6, 2012, the Company implemented a temporary reduction in the exercise price of all of its then publicly traded warrants, under which these warrants could have been exercised, through August 15, 2012, at the reduced warrant exercise price of $1.75. The temporary reduction in exercise prices impacted only the warrants issued to investors in connection with the Company’s equity offerings; consequently no expense was recorded. Under the reduced warrant exercise price program, warrants for a total of 1,826,649 shares were exercised, resulting in cash proceeds to the Company of approximately $3.2 million. As a result of these warrant exercises, the Company issued a total of 1,826,649 shares of its common stock.

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

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the Asher-Menashe and Joseph License areas to be approximately $870,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

C.	Environmental and Onshore Licensing Matters

(i) The Company is engaged in oil and gas exploration and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to the drilling of oil and gas wells or the operation thereof.

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

The law also calls for the Ministry of Environmental Protection to establish a database containing the information gleaned from annual reports submitted by all subject entities and which will be accessible to the public, free of charge.

In June 2012, the Ministry of Energy and Water Resources issued initial guidelines relating to onshore exploratory licensing. Under the guidelines, which are subject to continuing review, an application will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration, and that at least one of these persons must be a resident of Israel. Additionally, if the license application relates to an area that has produced reserves in the past, and the submitted work plans include production of oil and gas from this area, then the applicant must also engage a production engineer. The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities, and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. The applicant will be deemed to have the requisite financial resources if it has liquid assets or equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application will be published in a daily newspaper and the Ministry's web site, and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system that factors certain deemed pertinent factors (i.e., experience of the applicant, experience of the staff, financial resources, etc.). A condition to the issuance of any license will be the submission by the licensee of a performance bank guarantee.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

In October 2012, the Ministry published proposed guidelines (which are subject to comment until November 15, 2012) relating to the submission of performance guarantees for new and existing exploration license. Under the guidelines, an applicant for a new exploration license must submit a performance bank guarantee for 10% of the cost of the proposed work program upon the award by the Petroleum Commissioner of the applied-for license. An existing exploration license owner will be required to submit a performance bank guarantee equal to 10% of the cost of the balance of the planned work program, by the earlier of (a) the application for a license extension, (b) the application for transfer of license rights, or (c) the application for changes to the work program, but in no event later than February 28, 2013. The face amount of the performance bank guarantee for existing licenses will be based on an estimated budget for the balance of the planned work program that an existing license owner is to submit to the Petroleum Commissioner by no later than November 30, 2012, which budget is subject to approval by the Petroleum Commissioner. In the event that the licensee violates (whether intentionally or not) any of the license terms, then the Petroleum Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to cure.

The Company is in the process of examining the resubmission of applications for one additional exploration license and two preliminary exploration permits, which were previously submitted in 2011, to comply with the new guidelines discussed above. The Company anticipates that the previous applications for the preliminary exploration permits or licenses will need to be re-submitted as license applications so the Company is currently examining whether to apply for a new license(s). At this time, the Company is unable to determine the impact of the new guidelines on applications for new exploration rights.

(ii) In August 2012, the Company was advised by the Israeli Petroleum Commissioner that its request for an extension to the term of the Joseph License has been granted and the Joseph License has been extended through April 10, 2013. At the option of the Commissioner, the Joseph License may be extended through October 10, 2014.

D.	Drilling Contract with AME/GYP

As previously disclosed by the Company, Aladdin Middle East Ltd. (“AME”), with whom the Company entered into a drilling contract in September 2008 pursuant to which AME shipped into Israel its deep drilling rig which was used by the Company to drill its last three exploratory wells, is part of a group of privately owned affiliated entities. The Company also disclosed that GuyneyYildizi Petrol UretimSondajMut, ve Tic A.S. (“GYP”), an affiliated entity of AME, advised the Company in April 2011 that GYP was the owner of the rig and, following further investigation by the Company, the Company agreed to remit the payments payable under the drilling contract between it and AME directly to GYP. The Company obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP.

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

On June 4, 2012, the Company and Lapidoth Israel Oil Prospectors Corp. Ltd. (“Lapidoth”),an Israeli based drilling operator, entered into a Memorandum of Understanding (“MoU”) pursuant to which the parties intend to establish a company for the purposes of purchasing an onshore drilling rig capable of reaching well depths of up to 25,000 feet. The MoU contemplates that the drilling company will be 50% owned by the Company and 50% by Lapidoth.

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

The implementation of the MoU is subject, among other things, to the Company raising at least $10 million by June 4, 2013 (of which approximately $3.2 million has been raised as of the date of this report).

F.	Workover Contract Relating to Elijah #3 Well and Related Commitments

In June 2012, the Company entered into a workover contract with Lapidoth to re-enter the existing wellbore at the Elijah #3 well to acquire log data via wireline and acquire vertical seismic profile data in order to obtain additional geologic and geophysical data respecting the hydrocarbon potential of a shallower zone through which the Company drilled while drilling the Elijah #3 well in 2009/2010. The well re-entry commenced on July 24, 2012 and was completed on August 7, 2012. The Company remitted to Lapidoth approximately $863,000 in respect of the services provided under the workover contract and such contract has now been terminated.

For purposes of the re-entry, the Company obtained drilling related equipment and services from third party oilfield services companies at a cost of approximately $395,000.

The above amounts were capitalized as part of the Company's unproved oil and Gas properties.

Note 5 - Subsequent Events

(i) In October 2012 the Company’s Chief Executive Officer resigned and in connection therewith, the Company and the former officer entered into an agreement pursuant to which the Company remitted to such officer a lump-sum payment of $137,500 representing six months current gross salary and approximately $17,000 in unused vacation days, as well as all other social benefits commonly remitted in Israel upon termination of employment. In addition, the former officer will be able to exercise options to purchase up to 260,000 shares of the Company’s common stock previously issued to him through their original exercise period. Options for 210,000 shares that were previously issued to such officer and have not vested as of the date of resignation have been forfeited.

(ii) In connection with the resignation on October 18, 2012 of the Chief Executive Officer, the Board appointed, effective October 18, 2012, Mr. John Brown, the Company’s Executive Chairman of the Board of Directors (the “Board”), as Interim Chief Executive Officer, pending the appointment of a permanent Chief Executive Officer or until otherwise determined by the Company’s Board of Directors. Mr. Brown is the founder of Zion and has been a director and Chairman of the Board of Directors of Zion since its organization in April 2000.

(iii) On October 22, 2012, the Company implemented a subsequent reduction in the exercise price of its publicly traded warrants under which these warrants can be exercised, through their scheduled expiration date of December 31, 2012, at the reduced warrant exercise price of $1.75. Except for the reduction in the warrant exercise prices, all of the terms and conditions contained in the applicable warrant instruments continue in full force and effect. The reduction in exercise prices impacted only the warrants issued to investors in connection with the Company’s equity offerings; consequently no expense will be recorded.

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

Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 11 years of oil and gas exploration in Israel. As of September 30, 2012, we have no revenues or operating income and are considered to be a "development stage" company.

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

The Joseph License is currently scheduled to expire on April 10, 2013, but is subject to extension through October 10, 2014. The Asher-Menashe License is scheduled to expire on June 9, 2013 and is subject to extension through June 9, 2014.

Current Exploration Efforts

To date, we have completed drilling three exploratory wells in the Joseph License and have partly completed drilling one exploratory well in the Asher-Menashe License area.

We are currently in the process of identifying our next drilling prospect. Towards that end, we have recently reprocessed already existing seismic data, acquired new 2-D seismic data, as well as gravity and magnetic surveys in our license areas. In our Asher-Menashe License area, in July 2012 we re-entered our existing Elijah #3 well in order to obtain additional wireline log information, a VSP (vertical seismic profile) survey and sidewall core samples. The primary purpose of this effort was to obtain additional geologic and geophysical data to better understand the hydrocarbon potential of a shallower zone through which we drilled while drilling the Elijah #3 well in 2009/2010. The results of these studies continue to be analyzed and interpreted but additional data is needed. In November 2012, we acquired additional reservoir fluid and pressure data in order to decide the future course of action to take with regard to the Elijah #3 well.

In our Joseph License area, we continue to evaluate our existing older seismic dataset and re-process some of that data in an effort to enhance the data quality. In October 2012, we acquired an additional 11 kilometer seismic survey and the results of such survey are currently being processed and analyzed. The Geophysical Institute of Israel, our seismic acquisition and processing entity, has informed us that a second 9 kilometer seismic survey is to be acquired in November 2012. Once this seismic work is completed and the results are integrated, we believe that our exploration staff will have a better understanding of the geology of the southern Joseph License area.

In our Jordan Valley License area, we have recently processed, interpreted and integrated into our geologic model the seismic and gravity data that we acquired in May 2012. Following the analysis of such data, we have determined that additional pre-drilling exploratory work is needed before a drillable prospect, if any, can be matured and recommended in this license area. These additional studies could include acquiring additional seismic data and conducting basin history and petroleum system modeling, among other possibilities.

After a drill site and coordinates have been defined, we will need to complete the permitting process and also finalize arrangements for a suitable drilling rig and experienced drilling crew in order to drill such prospect to the desired depth.

Towards that end, on June 4, 2012, we signed a Memorandum of Understanding (MoU) with Lapidoth Israel Oil Prospectors Corp. Ltd. (“Lapidoth”), a forerunner of onshore oil prospecting in Israel. The MoU, outlines plans to establish a company, tentatively named “Zion-Lapidoth Drilling”, which is to locate and purchase a drilling rig suitable for drilling wells to a depth of up to 25,000 feet, to be 50% owned by Zion Oil and 50% by Lapidoth. The anticipated cost of the drilling rig is up to $15 million and each of Zion and Lapidoth are to share equally in the financing of Zion-Lapidoth Drilling. The MoU provides that we are to retain Zion-Lapidoth Drilling for our drilling program and when not required by Zion Oil, Zion-Lapidoth Drilling may lease the drilling rig to third party oil and gas drilling entities. The MoU is subject to certain standard conditions, including the execution of definitive purchase and shareholder agreements, obtaining required governmental approvals and the completion of acceptable due diligence by the parties. Additionally, the implementation of the MoU is subject to our raising at least $10 million by June 4, 2013 (of which approximately $3.2 million has been raised as of the date of this report). The MoU provides that Lapidoth will have a right of first refusal to drill wells, as needed, in accordance with Zion Oil’s work program, until June 4, 2013.

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

Under the terms of the Asher-Menashe License, we were required, among other things, to contract with a drilling contractor to re-enter our existing Elijah #3 well in order to obtain a VSP (vertical seismic profile) by May 15, 2012. Due to unexpected delays relating to the availability of an appropriate workover rig and the negotiations with Lapidoth, the Israeli drilling contractor, we were unable to agree to the terms of the contract until June 28, 2012. As noted above, the well re-entry was completed in August 2012 and we have obtained additional wireline log information, a VSP (vertical seismic profile) survey and sidewall core samples. Under the terms of the license, we were required to file a final report with the Isreal Petroleum Commissioner on all exploratory activities in the license area and recommendations for future plans by November 1, 2012, sign a drilling contract by November 1, 2012 and commence actual drilling in the license area by January 1, 2013. However, we have recently re-entered the well in October 2012 in order to acquire additional reservoir pressure and fluid data. Accordingly, we have submitted a request to the Petroleum Commissioner seeking an extension of the November 1, 2012 report deadline until December 1, 2012 so that we may include the results of the re-entry and a recommendation of future activity at the well and in the license area. On October 23, 2012, we received a written response from the Petroleum Commissioner authorizing extension of the November 1, 2012 Asher-Menashe report due date to December 1, 2012.

Under the terms of the Joseph License, Israel’s Petroleum Commissioner approved our request for an extension of the term of the Joseph License to April 10, 2013 to accommodate delays that the Geophysical Institute of Israel (GII), our seismic survey services provider, in completing a 20 kilometer seismic line in the Southern Joseph License area. We completed the acquisition of an 11 kilometer seismic line in the southern Joseph License area only in October 2012, and we expect that GII will acquire the remaining 9 kilometer long seismic line by November 2012. Under the terms of the Joseph License, as extended in August 2012, we were required, among other things, to (i) obtain a seismic survey, process and integrate the data and submit the process report and ancillary material to the National Geophysical Archive maintained at GII by October 15, 2012, (ii) interpret, process and integrate the results of the new seismic survey with existing seismic lines, update the geophysical maps and submit a geophysical summary and file a report with the Israeli Petroleum Commissioner by December 15, 2012, (iii) identify and prepare a drilling prospectus that includes a geological description of the geological background, the desired drilling depths, a geological forecast and engineering plan for the proposed drilling by January 15, 2013, and (iv) execute a drilling contract to drill a new well or drill the existing well by February 15, 2013. As a result of further delays in seismic data acquisition by GII, in September 2012 we submitted a follow-up request letter to Israel’s Petroleum Commissioner seeking a further extension of the scheduled work program time frames beyond April 2013. As of the filing of this quarterly report on Form 10-Q, we await a response from the Petroleum Commissioner.

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

Accordingly, we do not believe that we will be able to comply with the express terms of our licenses specified above. With respect to the Asher-Menashe License area, pending the completion of planned additional reservoir fluid and pressure data, we anticipate that we will need to request extensions to the requirements to enter into drilling contract by November 1, 2012 and to begin drilling by January 1, 2013. With respect to the Jordan Valley License area, as noted above we will require additional pre-drilling exploratory work in order to mature, if ever, a drillable prospect. Accordingly, we will need extensions to the time frames in the Jordan Valley License, where we are currently required to enter into a drilling contract to drill an exploratory well in the license area by the middle of October 2012 and to actually drill such well to approximately 5,000 meters by the middle of April 2013. We routinely update the Petroleum Commissioner’s office of all relevant developments, including delays in the time frames specified in our license areas, and our previous requests for extensions to the express time frames specified in the licenses have been granted. However, we cannot provide any such assurance that we will be granted these extensions in the future and, accordingly, we are unable to assess the implications, if any, of our non-compliance with the express terms of our licenses.

New Onshore Licensing Guidelines

The procedure for Israeli onshore exploratory licensing is undergoing considerable modification. Applications for new exploration licenses will need to comply with more demanding requirements relating to a license applicant’s financial capability, experience and access to experienced personnel.

In June 2012, the Ministry of Energy and Water Resources issued guidelines relating to onshore exploratory licensing. Under the guidelines, which remain subject to continuing review, an applicant for an exploration license will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration and at least one of these persons must be a resident of Israel. Additionally, if the license application relates to an area that has produced reserves in the past and the submitted work plans include production of oil and gas from this area, then the applicant must also engage a production engineer. The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. An Applicant will be deemed to have the requisite financial resources if it has liquid assets or equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application for the exploration license will be published in a daily newspaper and on the Ministry's web site and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system utilizing certain deemed pertinent factors (inter alia, experience of the applicant, experience of the staff, financial resources, etc.). A condition to the issuance of any license will be the submission by the license of a performance bank guarantee. In October 2012, the Ministry published proposed guidelines (which are subject to comment until November 15, 2012) relating to the submission of performance bank guarantees for new and existing exploration license. Under the guidelines, an applicant for a new exploration license must submit a performance bank guarantee for 10% of the cost of the proposed work program upon the award by the Petroleum Commissioner of the applied-for license. An existing exploration license owner will be required to submit a performance bank guarantee equal to 10% of the cost of the balance of the planned work program, by the earlier of (a) the application for a license extension, (b) the application for transfer of license rights, or (c) the application for changes to the work program, but in no event later than February 28, 2013. The face amount of the performance bank guarantee for existing licenses will be based on an estimated budget for the balance of the planned work program that an existing license owner is to submit to the Petroleum Commissioner by no later than November 30, 2012, which budget is subject to approval by the Petroleum Commissioner. If the licensee violates (whether intentionally or not) any of the license terms, then the Commissioner is entitled to impose a forfeiture of the bank guarantee, following the giving of notice to the licensee and an opportunity to cure.

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

We are currently in the process of examining the re-submission of these three exploration rights applications to comply with the new guidelines discussed above. We anticipate that our previous applications for the preliminary exploration permits and one license will need to be re-submitted as license applications or otherwise be cancelled. Accordingly, we are currently in the process of examining whether to apply for a new license. We are unable to determine at this time the impact, if any, of the new guidelines on our applications for new exploration rights.

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

We currently have two different sets of publicly traded outstanding warrants (with original exercise prices), as follows: (a) ZNWAZ ($4.00) warrants, that expire on December 31, 2012 and (b) ZNWAW ($7.00) warrants, that expire on December 31, 2012.

On June 6, 2012, we implemented a temporary reduction in the exercise price of all of our publicly traded warrants under which these warrants can be exercised, through August 15, 2012, at the reduced warrant exercise price of $1.75. A third series of publicly traded warrants under the symbol ZNWAL expired on August 15, 2012.

Between January 1, 2012 and October 25, 2012, we raised approximately $3,222,000 from the exercise of our publicly traded warrants.

Additionally, in October 2012, we implemented a subsequent reduction in the exercise price of outstanding warrants under which these warrants can be exercised, through their scheduled expiration date of December 31, 2012, at the reduced warrant exercise price of $1.75. Except for the reduction in the warrant exercise prices, all of the terms and conditions contained in the applicable warrant instruments continue in full force and effect.

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

RESULTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2012	2011	2012	2011
	(US $ in thousands)		(US $ in thousands)
General and administrative expenses
Legal and professional fees	296	260	912	840
Salaries	869	592	3,073	2,657
Other	429	1,204	2,536	2,963

Impairment of unproved oil and gas properties	-	42,488	-	42,488

Other expense (income), net	(7)	102	(32)	29

Net loss	1,587	44,646	6,489	48,977

Revenue.  We have no revenue generating operations as we are still a development stage oil and gas company.

General and administrative expenses.  General and administrative expenses were $1,594,000 and $6,521,000 for the three and nine months ended September 30, 2012, respectively, compared to $2,056,000 and $6,460,000, respectively, for the three and nine months ended September 30, 2011. The decrease in general and administrative expenses during the three months ended September 30, 2012 as compared to the corresponding period in 2011 is primarily attributable to the recording of operational expenses of which we were notified after the recording of the impairment charge during the three months ended September 30, 2011 in respect of both the Ma'anit Joseph #3 well and the Elijah #3 wells, and which were not capitalized.  Legal and professional fees were $296,000 and $912,000 for the three and nine months ended September 30, 2012, respectively, compared to $260,000 and $840,000, respectively, for the three and nine months ended September 30, 2011. The increase in legal and professional fees during each of the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011 is primarily attributable to the increased utilization of legal services. Salary expenses were $869,000 and $3,073,000 for the three and nine months ended September 30, 2012, respectively, compared to $592,000 and $2,657,000, respectively, for the three and nine months ended September 30, 2011. The increase in salary expenses during each of the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011 is primarily attributable to the increase in non-cash expenses recorded in connection with stock option grants that were awarded in December 2011 and charged in 2012 as well as stock option grants made in 2012.  Other general and administrative expenses were $429,000 and $2,536,000, respectively, for the three and nine months ended September 30, 2012 as compared to $1,204,000 and $2,963,000, respectively, for the corresponding periods in 2011. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during each of the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011 is primarily attributable to decreased operational expenses relating to impaired wells and decreased marketing and investor relations related expenses and the closing of our Pennsylvania office.

Other expense (income), net.  Other expense (income), net, was ($7,000) and ($32,000), respectively, for the three and nine months ended September 30, 2012 as compared to other expense (income) of  $102,000 and $29,000, respectively, for the three and nine months ended September 30, 2011. The decrease in expenses (recorded as income) during each of the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011 is primarily attributable to currency exchange gains generated by exchange rate fluctuations of the U.S. dollar to the New Israeli Shekel in 2012.

Net Loss.   Net loss was $1,587,000 and $6,489,000 for the three and nine months ended September 30, 2012, respectively, compared to $44,646,000 and $48,977,000, respectively, for the three and nine month periods ended September 30, 2011. The decrease in net loss for each of the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011 is primarily attributable to the impairment charge of $42,488,000 recorded during the three months ended September 30, 2011 in respect of both the Ma’anit-Joseph #3 well and the Elijah #3 well.

 Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements.  Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our interim financial statements for the three and nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. These matters may raise doubt about our ability to continue as a going concern.

At September 30, 2012, we had approximately $17,019,000 compared to $22,231,000 in cash and cash equivalents at December 31, 2011.

During the nine months ended September 30, 2012, cash used in operating activities totaled $6,596,000. Cash provided by financing activities during the nine months ended September 30, 2012 was $3,222,000 and is attributable to proceeds received from the exercise of our publicly traded warrants. Net cash used in investing activities such as unproved oil & gas properties, and other assets was $1,838,000 during the nine months ended September 30, 2012.

In advancing our exploration programs, we expect to incur substantial expenditures. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month excluding exploratory operational activities. However, when we are engaged in active drilling operations, we estimate that there is an additional cost of approximately $2,500,000 per month. The drilling cost estimates are subject to change and we have not, as of November 1, 2012, finalized the terms relating to a drilling rig, appropriate crew and related matters. Management believes that our existing cash balance will be sufficient to satisfy our current obligations and satisfy our exploration budget and plans through December 2013. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the reduction in the exercise price of all of our publicly traded warrants discussed above which we have implemented in October 2012 and which is to continue through December 31, 2012, the scheduled expiration date of the warrants. As discussed above, the implementation of the plans to establish the drilling subsidiary contemplated by the memorandum of understanding entered into in June 2012 with Lapidoth is subject to our raising $10 million by June 4, 2013 (of which approximately $3.2 million has been raised as of the filing of this quarterly report on From 10-Q). We expect that when we seek to raise additional capital it will be through the sale of additional equity securities, debt or other financing arrangements. We are unable to estimate the terms on which such additional capital will be raised, the price per share or possible number of shares involved or the terms of any agreements to raise capital under other arrangements. Due, in part, to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.

As of October 25, 2012, we had outstanding publicly listed warrants for 3,424,942 shares of our Common Stock exercisable through December 31, 2012. These warrants are exercisable at the reduced warrant exercise price of $1.75. In order to increase the likelihood of these warrants being exercised during this period, the stock price of our publicly traded Common Stock will need to remain above the reduced exercise price. No assurance can be provided that we will be able to raise any significant funds from the exercises of these warrants.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the third quarter of 2012, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2010, the NIS has experienced a devaluation of approximately 10.2% against the USD. Continued devaluation of the NIS (against the USD) should result in lower operating costs for us from NIS denominated expenses. Since December 31, 2011, 2010, and 2009 to September 30, 2012, the USD has gotten stronger by approximately 2.4%, 10.2% and 3.6% respectively against the NIS. If the very recent trend of the revalued NIS is reversed and the USD is revalued against the NIS, then we expect that this trend will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2012, we had cash, cash equivalents and restricted short-term bank deposits of approximately $17,291,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2012 was approximately 0.22%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2012, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

During the quarter ended September 30, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

During the quarter ended September 30, 2012, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1

Petroleum Exploration License No. 339/ “Joseph” License Extension Letter (translation)

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K  as filed with the SEC on August 16, 2012)

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 5, 2012	Date:	November 5, 2012

Exhibit Index :

10.1

Petroleum Exploration License No. 339/ “Joseph” License Extension Letter (translation)

(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K  as filed with the SEC on August 16, 2012)

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

