Form 10-K
period 2012-12-31
ZION OIL & GAS INC
filed 2013-03-12
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $48.4 million. This amount is based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The registrant had 32,771,210 shares of common stock, par value $0.01, outstanding as of February 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be held on June 11, 2013, are incorporated by reference herein in Items 10, 11, 12, 13 and 14 of Part III of this report.

2012 ANNUAL REPORT (SEC FORM 10-K)

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

•	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

•	our ability to obtain the exploration license rights to continue our petroleum exploration program;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

•	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

•	changes in our drilling plans and related budgets;

•	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

•	anticipated trends in our business;

•	our future results of operations;

•	our liquidity and our ability to raise capital to finance our exploration and development activities;

•	our capital expenditure program;

•	future market conditions in the oil and gas industry; and

•	the demand for oil and natural gas, both locally in Israel and globally.

More specifically, our forward-looking statements include, among others, statements relating to our schedule, business plan, targets, estimates or results of our applications for new exploration rights and future drilling, including the number, timing and results of wells, the timing and risk involved in drilling follow-up wells, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical fact.

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

(i)

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

(ii)

PART I

 ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation (referred to herein as “we”, “our”, “us”, “Zion”, “Zion Oil”, or the “Company”) is an initial stage oil and gas exploration company with a history of over 12 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN”.

We currently hold three petroleum exploration licenses, all onshore Israel, comprised of the Asher-Menashe License (covering approximately 78,824 acres), the Joseph License (covering approximately 83,272 acres),and the Jordan Valley License (covering approximately 55,845 acres). We have continuously held the Asher-Menashe License since June 2007 and the Joseph License since October 2007. We were awarded the Jordan Valley License in April 2011. The Asher-Menashe and Joseph License areas are geographically contiguous and within a similar geologic environment. The Joseph License is currently scheduled to expire on April 10, 2013, but is subject to extension through October 10, 2014. The Asher-Menashe License is scheduled to expire on June 9, 2013 and is subject to extension through June 9, 2014. The Jordan Valley License has a three-year primary term, which continues through April 12, 2014, and may be extended for additional one-year periods up to a maximum of seven years to 2018.

To date, we have drilled three exploratory wells in the Joseph License area and one exploratory well in the Asher-Menashe License area. While the presence of hydrocarbons was indicated while drilling certain of these wells, none of the exploratory wells that we have drilled to date in our license areas have been deemed capable of producing oil or gas in commercial quantities.

As a result of the evaluation of previous and recently acquired geological and geophysical data relating to our license areas, we are in the process of re-evaluating our exploration strategy going forward. In evaluating our seismic and geologic database, we have identified areas of potential petroleum exploration interest that are outside our current license configurations. In particular, we are the process of applying to the Israel Petroleum Commissioner (the “Petroleum Commissioner”) for a new exploration license that is contiguous with and directly abuts our existing Jordan Valley License area and extends westward to the Megiddo Valley (and includes the Jezreel Valley). See the discussion below under “Exploration Plans Going Forward”. Contemporaneous with this application for a new exploration license right, the applications for explorations rights for which we previously applied in 2011 with respect to the Dead Sea area (Central Israel) and other areas outside our current license configurations have been suspended. These applications were submitted prior to the circulation by Israeli energy related regulatory agencies of various regulations relating to the onshore petroleum exploration permitting process and preceded various geological and geophysical studies that we conducted since the submission. See the discussion below under Israeli Energy Related Regulations - “The Onshore Petroleum Exploration Permitting Process”.

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

Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas75231, and our telephone number is (214) 221-4610. Our field office in Israel is located at 22 Bareket Street, North Industrial Park, Caesarea 38900, and the telephone number is +972-4-623-8500. Our website address is: www.zionoil.com.

Company Background

In 1983, during a visit to Israel, John M. Brown (our Founder, Chairman, and Interim Chief Executive Officer) became inspired and dedicated to finding oil and gas in Israel. During the next 17 years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000, in order to receive the award of a small onshore petroleum license from the Israeli government.

Zion’s vision, as exemplified by John Brown, of finding oil and/or natural gas in Israel, is biblically inspired. The vision is based, in part, on biblical references alluding to the presence of oil and/or natural gas in territories within the State of Israel that were formerly within certain ancient biblical tribal areas. While John Brown provides the broad vision and goals for our company, the actions taken by the Zion management team as it actively explores for oil and gas in Israel, are based on modern science and good business practice. Zion’s oil and gas exploration activities are supported by appropriate geological, geophysical and other science-based studies and surveys typically carried out by companies engaged in oil and gas exploration activities.

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

The map below shows the outline of our current Joseph, Asher-Menashe and Jordan Valley License areas, the three exploratory wells drilled to date on the Joseph License area and the one exploratory well drilled in the Asher-Menashe License area. The Israeli government conducted most of the seismic surveys during the 1970s and 1980s to provide data to encourage oil companies to invest in exploratory drilling. Private and public Israeli, American and international companies conducted additional seismic surveys and drilled most of the wells in the period since 1980. We have also acquired and processed additional 2-D seismic lines and other geological and geophysical data in an effort to identify and refine any potential drilling prospects.

EXPLORATION LICENSE AREAS CURRENTLY HELD BY ZION

Lebanon
Syria
Haifa
Sea of Galilee
Elijah #3
ASHER-MENASHE LICENSE
JORDAN VALLEY LICENSE
Caesarea
Ma'anit #1 and
Ma'anit-Joseph #3
Ma'anit-Rehoboth #2
JOSEPH LICENSE
Netanya
Tel Aviv
Jordan
Ashdod
Jerusalem
Ashkelon
Dead Sea

As reflected on the Map, the Asher-Menashe License and Joseph License areas are geographically contiguous and within a similar geologic environment. The Jordan Valley License lies within the geographic area of the Jordan Valley, south of the Sea of Galilee. The Jordan Valley occupies the central part of the Jordan Rift — a tectonic plate boundary separating the Arabian Plate from the African Plate.

In the event we drill an oil or gas discovery in any of our license areas, current Israeli law entitles us to convert the relevant portions of our licenses to 30-year production leases, extendable to 50 years, subject to compliance with a field development work program and production.

Summary of Exploration and Drilling Activities in our License Areas

Joseph License Area

The “Joseph License” covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north to just south of Netanya. To date, we have completed drilling three exploratory wells in the Joseph License area, the last of which, the Ma’anit-Joseph #3 well, was completed in June 2011.

In 2005, we drilled our first exploratory well (the Ma’anit #1 well) to a depth of 15,842 feet (4,829 meters) to Triassic-age formations with encouraging but inconclusive results. However, notwithstanding these results, due to the mechanical condition of the wellbore, we determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007, we abandoned the well.

In 2009, we drilled our second well (the Ma’anit-Rehoboth #2 well) ‘directionally’ to a depth of 17,913 feet (5,460 meters). The purpose of the Ma’anit-Rehoboth #2 well was both to appraise the apparent findings of the Ma’anit #1 well in the Triassic-age formations (at a depth of between approximately 12,000 and 15,400 feet) and to test the deeper Permian-age horizons at an estimated depth of approximately 16,000 to 18,000 feet. The well penetrated a number of geologic formations that were initially thought to contain hydrocarbons and, during well operations, a small quantity of crude oil was retrieved. However, in April 2010, following the completion of testing procedures, we determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, we suspended well drilling operations. As a result, we recognized a non-cash impairment charge to our unproved oil and gas properties in the quarter ended June 30, 2010.

As the Ma'anit-Rehoboth #2 well did not reach the deeper Permian-age geological formation, we drilled a subsequent well (the Ma'anit-Joseph #3 well), at a location near the Ma'anit-Rehoboth #2 well (in the Joseph License Area).The Ma'anit-Joseph #3 well commenced drilling in August 2010 and continued through June 13, 2011,whereupon we reached our target depth of approximately 19,357 feet (5,900 meters). We carried out open-hole wireline logging operations to learn more regarding the well's lithology (rock types) and hydrocarbon potential. The interpretation of the logging indicated that there was little chance that the Ma'anit-Joseph #3 well contained hydrocarbons in commercial quantities. However, during drilling, we had observed significant natural gas shows so we decided to test the well to gain extra insight into exactly from which stratigraphic interval(s) the gas was coming and to learn more about the future exploration potential in this part of northern Israel. In July 2011, we conducted an open-hole drill stem test and the results confirmed that the well did not contain hydrocarbons in commercial quantities in the zone tested. Following review and further analysis of the operations and geological reports prepared by our geoscientists, we concluded that commercial quantities of hydrocarbons were not present within the Ma'anit-Joseph #3 well. Accordingly, we recorded a non-cash impairment charge of $42,488,000 in the quarter ended September 30, 2011 to our unproved oil and gas properties in respect of both the Ma’anit-Joseph #3 and Elijah #3 wells (see Asher Menashe License below).

Israel’s Petroleum Commissioner approved our request to extend the term of the Joseph License to April 10, 2013 to accommodate delays caused by The Geophysical Institute of Israel(“GII”), our seismic services provider, in completing the below referenced 20 kilometer seismic survey. Under the terms of the Joseph License, as extended, we were required, among other things, to (i) obtain a seismic survey, process and integrate the data and submit the process report and ancillary material to the National Geophysical Archive maintained at GII by October 15, 2012, (ii) interpret, process and integrate the results of the new seismic survey with existing seismic lines, update the geophysical maps and submit a geophysical summary and file a report with the Israeli Petroleum Commissioner by December 15, 2012, (iii) identify and prepare a drilling prospectus that includes a geological description of the geological background, the desired drilling depths, a geological forecast and engineering plan for the proposed drilling by January 15, 2013, and (iv) execute a drilling contract to drill a new well (or re-enter the existing well) by February 15, 2013. As a result of further delays in seismic data acquisition by GII, in September 2012 we submitted a follow-up request letter to Israel’s Petroleum Commissioner seeking a further extension of the scheduled work program timeframes beyond April 2013.

We have re-processed existing seismic data in an effort to enhance the data quality and improve our exploration interpretation. In addition, in October-November 2012, we acquired two new seismic lines (approximately 20 kilometers combined length) in conjunction with the Geophysical Institute of Israel (GII), our seismic services provider. We obtained the seismic survey, processed the data and submitted such materials to the National Geophysical Archive. We have also integrated the new seismic results and submitted an updated geophysical summary report to the Petroleum Commissioner. Based on the interpreted results of the new seismic data, we currently do not plan to proceed with an additional drilling plan in the Joseph License area. Accordingly, we are in not in compliance with the express terms of the Joseph License.

We expect to seek a one-year extension of the Joseph License beyond its scheduled expiration date of April 10, 2013 to allow for an orderly plugging and abandoning of the wells drilled to date in such license area as required by our license terms.

Asher-Menashe License Area

The “Asher-Menashe License” covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mount Carmel range between Caesarea in the south and Haifa in the north. To date, we have completed one exploratory well in the Asher-Menashe License area. In October 2009, we commenced drilling the Elijah #3 well, with target objectives into both Triassic-age and Permian-age formations, which we estimated would be found down to a total depth below 17,000 feet (5,182 meters). As of January 15, 2010, we had drilled to a depth of 10,938 feet (3,334 meters). In February 2010, we temporarily suspended drilling operations in the well following our unsuccessful efforts to retrieve a stuck pipe, pending further analysis of the situation.

Approximately 15 miles (25 kilometers) of 2-D seismic data were acquired in June 2010 and processed and integrated into our geological assessment by our geologists. Analysis of the acquired data helped us to refine the geologic model of the area and indicated that the Asher volcanic section, wherein the drilling tools were stuck, was likely substantially greater (i.e., thicker and deeper) than originally predicted by the older, original data. Following review and further analysis of the operations and geological reports prepared by our geoscientists, it was concluded that commercial quantities of hydrocarbons were not present within the deeper portions of the Elijah #3 wellbore and that no further deeper drilling would take place in this well. Accordingly, we recorded a non-cash impairment charge of $42,488,000 in the quarter ended September 30, 2011 to our unproved oil and gas properties in respect of both the Elijah #3 and the Ma’anit-Joseph #3 wells.

In 2011 and 2012, we reprocessed already existing seismic data, acquired new 2-D seismic data, as well as gravity and magnetic surveys, in our Asher-Menashe License area. In July 2012 we re-entered our existing Elijah #3 well in order to obtain additional wireline log information, a VSP (vertical seismic profile) survey and sidewall core samples. The primary purpose of this effort was to obtain additional geologic and geophysical data to better understand the hydrocarbon potential of a shallower zone through which we drilled while drilling the Elijah #3 well in 2009/2010. In November 2012, we acquired new reservoir fluid and pressure data in order to decide the future course of action to take with regard to the Elijah #3 well. We also sought third party analyses of the acquired data to add to our understanding of the exploration potential in this area.

Under the terms of the Asher-Menashe License, we were required to file a final report with the Israeli Petroleum Commissioner on all exploratory activities in the license area and recommendations for future plans by December 1, 2012, sign a drilling contract by December 1, 2012 and commence actual drilling in the license area by January 1, 2013. We submitted the report by December 1, 2012 and supplemented such report in early March 2013 with findings from third party analyses. Upon analysis and interpretation of all of the data, we decided that while there were oil shows and other indications of hydrocarbon potential observed in the shallower portion of the well, we do not plan to pursue additional drilling at the Elijah #3 wellsite at this time, although we may pursue additional in-well testing. As a result, we do not currently plan to submit a drilling contract or drill a well in this license area. We expect to seek a one-year extension of the Asher-Menashe License beyond its scheduled expiration date of June 9, 2013 to conduct the additional in-well testing and if unsuccessful, allow for an orderly plugging and abandoning of the Elijah #3 well. Accordingly, we are in not in compliance with the express terms of the Asher-Menashe License.

 Jordan Valley License

The Jordan Valley License covers approximately 56,000 acres, just south of the Sea of Galilee.

We recently processed, interpreted and integrated into our geologic model the seismic and gravity data that we acquired in May 2012. Following the analysis of such data, we determined that additional pre-drilling exploratory work is needed before a drillable prospect, if any, can be matured and recommended in this license area. These additional studies could include acquiring additional seismic data and conducting basin history and petroleum system modeling, among other possibilities.

Under the terms of the Jordan Valley License, we were to identify a drilling prospect in the license area and contract for the drilling of such prospect by October 13, 2012 and to drill a well to a target depth of approximately 16,400 feet (5,000 meters) by April 13, 2013. Additional license terms call for Zion to prepare and submit various geological, geophysical and geochemical maps and analyses during the license's primary term. We timely submitted our Jordan Valley License Prospect Report and informed the Petroleum Commissioner that we do not plan to drill a well in the Jordan Valley License area at this time so we will not be entering into a drilling contract or drilling a well by April 2013. Based on the data and our analysis, we have determined that the exploration risks of drilling a 5,000 meter well at this time within the current license configuration are too high. However, we have identified an area of potential petroleum exploration interest that is contiguous with and directly abuts our existing Jordan Valley License area and are in the process of applying to the Petroleum Commissioner for a new license here, although no assurance can be given that the Petroleum Commission will grant such application. See the discussion under “Exploration Plans Going Forward”. Accordingly, we are in not in compliance with the express terms of the Jordan Valley License.

At this point, we are unable to assess the implications of our non-compliance with the express terms of the Joseph, Asher-Menashe, or Jordan Valley Licenses. See Risk Factors.

Exploration Plans Going Forward

Following the evaluation of the recently acquired geological and geophysical data, we are in the process of re-evaluating our exploration strategy going forward. In evaluating our seismic and geologic database, we have identified areas of potential petroleum exploration interest outside the configurations of our current license areas. One area, in particular, is contiguous with and directly abuts our existing Jordan Valley License area. Based on the discussions we held in February 2013 with the Petroleum Commissioner, we are in the process of applying for a new exploration license that is contiguous with and directly abuts our existing Jordan Valley License area and extends westward to the Megiddo Valley (and includes the Jezreel Valley). However, no assurance can be given that the Petroleum Commissioner will grant this application.

Prior to any actual drilling in the new areas of interest (assuming that we are awarded the applied for exploration rights), we will need to acquire additional seismic data so that we may better evaluate the area to determine if we would drill our next exploratory well there. See “Risk Factors”.

Contemporaneous with the application for a new exploration license right, the applications for explorations rights for which we previously applied in 2011 with respect to the Dead Sea area (Central Israel) and other areas outside our current license configurations have been suspended. The previous applications were submitted prior to the promulgation by Israeli energy-related regulatory agencies of various regulations relating to the onshore permitting process and preceded various geological and geophysical studies that the Company conducted since the submission. See the discussion below under the “Israeli Energy Related Regulations - The Onshore Permitting Process in Israel”.

Following the acquisition and interpretation of the new seismic data that we plan to obtain in the Jezreel-Meggido area (assuming that we are in fact granted exploration rights in this area) and the additional geological and geophysical studies for certain portions of the Asher-Menashe License, we believe that we will be in a position to determine the site of our next exploratory well. With respect to the Jordan Valley License area, we are in the process of preparing and submitting to the Petroleum Commissioner a work program for additional non-drilling exploratory activities in such license area. If accepted, our work program would cure our current non-compliance with the express license terms. However, no assurance can be granted that the Petroleum Commissioner will in fact accept our proposed work program. See “Risk Factors”. We are not in compliance with some of the terms of our existing petroleum exploration licenses and such non-compliance may result in the loss or forfeiture of such license(s). The loss or forfeiture of any of our licenses may have an adverse effect on our business and prospects”.

After we identify the site of our next exploratory well, we will need to begin the procedure of obtaining the needed authorizations and permits. We anticipate that the newly promulgated regulations will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel. See the discussion under “Energy Related Regulations - The Onshore Petroleum Exploration Permitting Process in Israel” below.

Finally, prior to actually drilling our next exploratory well, we will need to enter into a contract with a drilling rig operator with the appropriate rig, equipment, and experienced drilling crew. We have not yet entered into any legally binding agreements for the use of a rig. In the event that we decide to import a drilling rig into Israel, we will need to obtain the appropriate regulatory consents and approvals for the importation of the rig and the accompanying crew. We will also need to obtain appropriate permits, regulatory consents and approvals with respect to the actual drilling site that we will ultimately determine. In addition, we will need to obtain the necessary approvals from the surface owners.

We estimate that, in order to be commercially productive, any of the wells we may eventually drill would need to be capable of producing at least 150 barrels of oil equivalent per day. Such production levels will not likely pay out the cost of drilling the well, but only the costs of operating the well on a current basis. In order to justify the costs of drilling additional wells, there would need to be the expectation that each additional well would have initial production rates of at least 500 barrels of oil equivalent per day, based upon minimum oil prices of $90.00 per barrel.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2010 and 2012:

	2012	2011	2010
	US $(000)	US $(000)	US $(000)
Joseph Licenses
Geological & Geophysical Operations	529	-	195
Exploratory Drilling Operations	-	19,570	18,050

Asher-Menashe License
Geological & Geophysical Operations	2,134	66	180
Exploratory Drilling Operations	-	297	5,153

Issachar-Zebulun Permit Area (Expired on February 23, 2011)
Geological & Geophysical Operations	-	-	567
JordanValley License

Geological & Geophysical exploration	447	207	-

Other	20	-	-

Total	3,130	20,140	24,145

Employees

As of December 31, 2012, we had 22 employees of whom all but one are on a full time basis. Of these employees, 11 work out of our Dallas office and 11 work out of the Caesarea, Israel office. None of our current employees is subject to any collective bargaining agreements and there have been no strikes. We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies with limited financial resource and consortia of local Israeli and foreign participants with substantial financial resources. Most groups are engaged primarily in off-shore activities, which is not an area in which we are currently active. So long as we hold each of our three licenses, Israeli law conveys an exclusive exploration right to Zion such that no additional companies may compete in our license areas.

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

The oil & gas industry is cyclical, and from time to time there is a shortage of drilling rigs, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in the areas where we operate, we could be materially and adversely affected. We believe that there are potential alternative providers of drilling services and that it may be necessary to establish relationships with new contractors as our activity level and capital program grows. However, there can be no assurance that we can establish such relationships or that those relationships will result in increased availability of drilling rigs.

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

Because Israel imports all of its crude oil needs and the market for crude oil in Israel is limited to two local oil refineries, no special marketing strategy need be adopted initially with regard to any oil that we may ultimately discover. We believe that it would have a ready local market for our oil at market prices and would have the option of exporting to the international market, if any of our future exploratory wells are commercially productive.

Israel's Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law. The administration and implementation of the Petroleum Law is vested in the Minister of Energy and Water Resources, the Petroleum Commissioner and an advisory council.  The following discussion includes a brief summary review of certain provisions of the Petroleum Law as currently in effect. This review is not complete and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

Petroleum resources are owned by the State of Israel, regardless of whether they are located on state lands or the offshore continental shelf. No person is allowed to explore for or produce petroleum without being granted a specific right under the Petroleum Law.

License. The "license" is a petroleum exploration right, bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years and it may be extended for up to an additional four years (in one year increments). A license area may not exceed 400,000 dunam (approximately 98,800 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

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

Petroleum rights fees. The holders of licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (onshore or offshore) of the right, acreage subject of the right and, in the case of a license, the period during which the license has been maintained. For a license, the initial year fees are approximately New Israeli Shekels (NIS) 106.09 (approx. US $28.42 at the Bank of Israel representative rate published on December 31, 2012 ) per dunam (approx. 247.11 acres) per year. Every subsequent year, the license fee increases incrementally.

Requirements and entitlements of holders of petroleum rights. The holder of a petroleum right (license or lease) is required to conduct its operations in accordance with a work program set as part of the petroleum right, with due diligence and in accordance with the accepted practice in the petroleum industry. The holder is required to submit progress and final reports; provided, however, the information disclosed in such reports remains confidential for as long as the holder owns a petroleum right on the area concerned.

If the holder of a petroleum right does not comply with the work program provided for by the terms of the right, the Petroleum Commissioner may issue a notice requiring that the holder cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the right. If the petroleum right is cancelled following such notice, the holder of the right may, within 30 days of the date of notice of the Commissioner's decision, appeal such cancellation to the Minister of Energy and Water Resources. No petroleum right shall be cancelled until the Minister has ruled on the appeal.

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At December 31, 2012 and 2011, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “development stage” and, to this date, no proved reserves have been found.

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

Exploration and development expenses. Under current U.S. and Israeli tax laws, exploration and development expenses incurred by a holder of a petroleum right can, at the option of such holder, either be expensed in the year incurred or capitalized and expensed (or amortized) over a period of years. Most of our expenses to date have been expensed for both U.S. and Israeli income tax purposes.

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

Israeli Energy Related Regulations

Our operations are subject to legal and regulatory oversight by energy-related ministries or other agencies of Israel, each having jurisdiction over certain relevant energy or hydrocarbons laws.

The Onshore Petroleum Exploration Permitting Process in Israel

The permitting process in Israel with respect to petroleum exploration is undergoing significant modification, the result of which is to considerably increase the time period needed to obtain the necessary permits to undertake exploratory drilling once a drilling prospect was identified. Applications for new exploration licenses will need to comply with more demanding requirements relating to a license applicant’s financial capability, experience and access to experienced personnel.

In June 2012, the Ministry of Energy and Water Resources issued initial guidelines relating to onshore exploratory licensing. Under the guidelines, which have since been adopted, an application will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration, and that at least one of these persons must be a resident of Israel. Additionally, if the license application relates to an area that has produced reserves in the past, and the submitted work plans include production of oil and gas from this area, then the applicant must also engage a production engineer. The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities, and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. The applicant will be deemed to have the requisite financial resources if it has liquid assets or equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application will be published in a daily newspaper and the Ministry's web site, and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system that factors certain deemed pertinent factors (i.e., experience of the applicant, experience of the staff, financial resources, etc.). A condition to the issuance of any license is the submission by the licensee of a performance bank guarantee in an amount equal to 10% of the cost of the proposed work program. The performance bank guarantee is required at or prior to the award of the exploration rights.

In October 2012, the Ministry published proposed guidelines relating to the submission of performance guarantees for new and existing exploration license. By its terms, the October 2012 proposed guidelines also relate to offshore (as well as onshore) exploration rights. Under the proposed guidelines, an applicant for a new onshore exploration license must submit a performance bank guarantee for 10% of the cost of the proposed work program upon the award by the Petroleum Commissioner of the applied-for license. An existing onshore exploration license owner will be required to submit a performance bank guarantee equal to 10% of the cost of the balance of the planned work program, by the earlier of (a) the application for a license extension, (b) the application for transfer of license rights, or (c) the application for changes to the work program. The face amount of the performance bank guarantee for existing licenses is proposed to be based on an estimated budget for the balance of the planned work program that an existing license owner is to submit to the Petroleum Commissioner, which budget is subject to approval by the Petroleum Commissioner. In the event that the licensee violates (whether intentionally or not) any of the license terms, then the Petroleum Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to cure. In November 2012, the Association of Oil and Gas Exploration Industries in Israel (of which we are a member) submitted a response to the Ministry’s proposed guidelines, objecting to the guidelines.

In December 2012 the Ministry published additional proposed guidelines relating to the submission of bank guarantees for potential drilling-related environmental damages. The guidelines will apply to all petroleum exploration licenses to be granted on or after June 30, 2013. Under the proposed guidelines, prior to receiving the approval of the Commissioner to a proposed drilling program, the licensee must submit a bank guarantee in the amount of $100,000 with respect to a drilling depth of up to (and including) 1,000 meters and, if the drilling depth is more than 1,000 meters, the bank guarantee amount increases to $250,000. The Commissioner in entitled to demand a bank guarantee in excess of $250,000 in the event that the Commissioner determines that there is a substantial risk of environmental damage. In the event that the licensee causes environmental damage, the Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to respond to the damages allegation. In January 2013, the Association of Oil and Gas Exploration Industries in Israel (of which we are a member) submitted a response to the Ministry’s proposed guidelines, objecting to the guidelines.

Environmental/Safety

Oil and gas drilling operations could potentially harm the environment if there are polluting spills caused by the loss of well control.  The Petroleum Law and regulations provide that the conduct of petroleum exploration and drilling operations be pursued in compliance with “good oil field practices” and that measures of due care be taken to avoid seepage of oil, gas and well fluids into the ground and from one geologic formation to another. The Petroleum Law and regulations also require that, upon the abandonment of a well, it be adequately plugged and marked. Recently, as a condition for issuing the required permit for the construction of a drilling site, the planning commissions have required the submission of a site remediation plan, subject to approval of the environmental authorities.  The costs of future restoration and remediation can be estimated as the restoration and remediation are typical for the industry and part of “oil field best practices”.  At this time, we anticipate that the future cost of the environmental requirements, site remediation and plugging will not be greater than approximately $290,000 per well drilled on our existing license areas. Our operations are also subject to claims for personal injury and property damage caused by the release of chemicals or petroleum substance by us or others in connection with the conduct of petroleum operations on our behalf.

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

Proposed Fuel Market Law Legislation

In March 2012, the Ministry of Energy and Water Resources presented a draft law entitled “Fuel Market Law”. Under the proposal as currently drafted, the following activities among others as they relate to crude oil and its products would require licenses by the Director of the Fuel Authority in the Ministry of Energy and Water Resources: import, export, refining, storage, dispensing and loading, transport, marketing and sale. Further under the proposal a condition for the receipt of a license is that the licensee be a corporation incorporated under the Israeli Companies Law. As currently drafted, the proposal does not provide for exceptions for entities holding petroleum rights under the Petroleum Law; however, it is not certain that, even if enacted as currently proposed, the provisions of the proposed law would supersede the provisions of the Petroleum Law. We submitted comments to the Ministry with the aim of clarifying that any law to be presented for enactment clarify that the rights of holders of licenses and leases granted under the Petroleum Law will not be compromised. In July 2012 the Israeli Parliament approved at the first hearing the draft Fuel Market Law.

We do not know and cannot predict the results of any attempt to enact the proposed Fuel Market Law, as currently drafted or as may be amended or, if enacted, the effect of such law on our rights under the Petroleum Law or the results of any legal challenge to the law by a holder of a license or lease issued under the Petroleum Law.

Planning & Building

 On April 24, 2012, new regulations entitled “The Petroleum Regulations (Authorization to Deviate from the Provisions of the Planning and Building Law) 5772-2012” were adopted and detail a new permitting process. Among other things, the new regulations require the submission, to the local regulatory and permitting authorities, of a detailed environmental report relating to the proposed drilling site and surroundings. The report is to address, in detail, the environmental implications of the drilling, including hydrological analysis, surface water management, risk assessment, environmental impact, and abandonment and remediation of the drill site, among others.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. In an attempt to stop missile strikes from the Gaza Strip against Israelis, in January 2009 Israel became engaged in an armed conflict with Hamas in the Gaza Strip, during which missile attacks aimed at populated areas in parts of southern Israel (some of which are in vicinity of warehouse space we use) continued daily, disrupting most day-to-day civilian activity in these areas. In November 2012, Israel and the Hamas militant group were engaged in air strikes and rocket attacks resulting in civilian deaths. Although a ceasefire is currently in effect, some level of conflict is likely to continue. These developments have further strained relations between Israel and the Palestinians. Any on-going or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along Israel’s northern borders, or political instability in the region would likely disrupt international trading activities in Israel and may materially and negatively affect our business conditions and could harm our prospects and business.

In addition, civil unrest, often accompanied by violence, has spread throughout the region. Protestors have demanded economic and political reforms, and to date, there have been several regime changes. Civil unrest could continue to spread throughout the region or grow in intensity, leading to regime changes resulting in governments that are hostile to the United States and Israel, civil wars, or regional conflict.  There have also been rising international tensions over Iran, which was censured by the United Nations over suspicions that it is trying to develop nuclear weapons. Certain countries have considered actions ranging from economic sanctions to pre-emptive strikes on suspected nuclear sites, and Iranian officials have threatened retaliation by, among other actions, closing the Strait of Hormuz, through which a significant portion of the global crude oil supply is transported. There is also concern in Israel that the internal conflict in Syria, with which Israel shares a border, may spill over into Israel.

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

Our shareholders, in a resolution passed at the 2002 Annual Meeting, gave authority to the Zion Board of Directors to transfer a 3% overriding royalty interest to each of the two foundations with regard to the Joseph and Asher-Menashe licenses.  In accordance with that resolution, we took steps to legally donate a 3% overriding royalty interest to the Bnei Joseph Foundation (in Israel) and a 3% overriding royalty interest to the Abraham Foundation (in Switzerland).

On June 22, 2009, we received an official letter from the Commissioner informing us that the 3% overriding royalty interest to each of the Bnei Joseph Foundation and the Abraham Foundation had been registered in the Israeli Oil Register with regard to the Joseph and Asher-Menashe licenses. On November 9, 2011, we received an official letter from the Commissioner informing us that the 3% overriding royalty interest to each of the Bnei Joseph Foundation and the Abraham Foundation had been registered in the Israeli Oil Register with regard to the Jordan Valley License.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Zion Oil & Gas, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition and results of operations.

Risks Associated with our Company

We are a development stage company with no current source of revenue. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources and the ultimate success of our petroleum exploration efforts in onshore Israel, none of which can be assured.

We were incorporated in April 2000 and are still an development stage company. We have incurred negative cash flows from our operations, and presently all exploration activities and overhead expenses are financed solely by way of the issue and sale of equity securities. The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale, none of which can be assured.  Our operations are subject to all of the risks inherent in exploration stage companies with no revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business, and in particular the deep, wildcat exploratory wells in which we are engaged in Israel. We cannot warrant or provide any assurance that our business objectives will be accomplished.

Subject to obtaining the new petroleum exploration license for which we are in the process of applying, we expect to incur substantial expenditures in our exploration and development programs.  Our existing cash balances will not be sufficient to satisfy our exploration and development plans going forward.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available.  Because of the absence of any oil and natural gas reserves and revenues in our license areas, there can be no assurance this capital will be available on commercially acceptable terms (or at all) and if it is not, we may be forced to substantially curtail or cease exploration expenditures which could lead to our inability to meet all of our commitments.

If we cannot obtain the new petroleum exploration license which we seek, then our business may be severely impaired.

While we continue to evaluate the hydrocarbon potential in the Asher-Menashe License area, we do not currently intend to submit a drilling program in any of our existing license areas. We have identified an area of potential petroleum exploration interest that is outside our current license configurations. Based, in part, on discussions we had in February 2013 with the Petroleum Commissioner and other Ministry representatives, we are in the process of applying to the Petroleum Commissioner for a new petroleum exploration license in the Jezreel-Megiddo area.

Our ability to obtain the desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2011-2012 are likely to render obtaining new exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to obtain these exploration rights. If we are unable for whatever reason to obtain the newly sought license applications that we deem necessary or desirable, our business may be severely impaired.

The spudding of our next exploratory well is subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations prior to actual drilling may severely impair our business.

Even if we receive the desired exploration license that we are seeking as described above, there are a number of risks and contingencies involved in identifying our next exploratory well prospect. We would need to also undertake, process and interpret additional seismic and other geological and geophysical studies in these areas following (and subject to) receipt of the license areas as we can undertake additional exploratory activities only in an authorized license areas. We would need to contract with GII (or other appropriate seismic services providers) to undertake these studies. Historically, we have had a significant time lag in contracting for and the actual performance of these seismic services by GII. GII is the only seismic services provider in Israel. We can provide no assurance that we will be able to undertake the needed studies in a timely manner.

Finally, even if we are awarded the desired license areas and are able to perform the necessary geological and geophysical studies in a timely manner and are successful in identifying our next exploratory well drilling prospect, the newly implemented onshore exploration permitting process in Israel is anticipated to considerably increase the time needed to obtain all of the needed regulatory and local permits and approval needed to spud our next exploratory well. We estimate that the permitting process alone may take between 12 and 18 months following the identification of the site of our next exploratory well and the commencement of drilling. See the discussion under “Energy Related Regulations -The Onshore Petroleum Exploration Permitting Process in Israel”.

For the reasons above, we cannot accurately estimate when we will be able to drill our next exploratory well. Additionally, prior to actually commencing drilling, we will need to contract with a drilling rig operator with the appropriate drilling rig and crew to carry out the drilling. See “We have not signed an agreement with a drilling contractor and thus, we may be unable to conduct any future exploratory drilling within the contemplated time-frame.”

We require significant capital to realize our business plan.

Our planned work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake non-drilling exploratory activities in our current license areas and in the additional areas of interest that we have identified which are currently outside of our exploration license areas and otherwise meet our plans through January 31, 2014. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $520,000 per month. However, when we are engaged in active drilling operations, we estimate that there is an additional cost of approximately $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2011-2012 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations”.

We have no commitments for any financing, and no assurance can be provided that we will be able to raise funds when needed. Further, we cannot assure you that our actual cash requirements will not exceed our estimates. Even if we were to discover hydrocarbons in commercial quantities, we will require additional financing to bring our interests into commercial operation and pay for operating expenses until we achieve a positive cash flow. Additional capital also may be required in the event we incur any significant unanticipated expenses.

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

We are not in compliance with some of the terms of our existing petroleum exploration licenses and such non-compliance may result in the loss or forfeiture of such license(s). The loss or forfeiture of any of our licenses may have an adverse effect on our business and prospects.

Based on the results of seismic and other geological and geophysical tests that we have undertaken, we do not plan to commit to a drilling program in any of our current license areas. We are currently in the process of applying for a new exploration license for an identified area of potential exploration interest that we have identified in the Jezreel-Meggido area (abutting our current Jordan License area configuration), for which no assurance can be provided that we will be successful in obtaining such rights. We are also in the process of applying for a new work program to perform additional non-drilling exploratory work in the Jordan Valley License area. Thus, we are currently non-compliant with some of the express terms for each of our existing licenses. The non-compliance arises from our inability to identify drillable prospects in any of our current license configurations. Accordingly, we cannot assess the consequences of our non-compliance with the express terms of the current licenses, which may include the forfeiture of existing license rights or possible adverse implications with respect to our new license application (which we are in process of preparing). See discussion under “Summary of Exploration and Drilling Activities in our License Areas” and “Exploration Plans Going Forward”.

The loss or forfeiture of one or more of current licenses or the refusal to extend such licenses when they are up for renewal may adversely affect our business and prospects.

We have not signed an agreement with a drilling contractor and thus, we may be unable to conduct any future exploratory drilling within the contemplated time-frame.

Following the completion of the Ma’anit-Joseph #3 well, the drilling rig that we used to drill our last three exploratory wells was exported by the owner from Israel in January 2012. Until such time as we sign a legally binding agreement, there can be no assurance that we will be able to come to an agreement with the drilling contractor to drill any future exploratory well(s) on commercially reasonable terms, or at all. Any delay in locating and contracting with an appropriate drilling rig owner/operator can have a material adverse effect on the expanded and new exploration rights that we are seeking and on the implementation of our business plan.

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

Larger oil and gas exploration companies typically conduct extensive analytical pre-drilling testing. These include 3-D seismic imaging, the drilling of an expendable “pilot” well or “stratigraphic test” to collect data (logs, cores, fluid samples, pressure data) to determine if drilling a well capable of producing oil or gas well (full completion with casing and well testing) is justified. The use of pilot or stratigraphic tests is often used in areas where there is little or no offset well data, like Israel, where our exploration license and permits areas are located.  While 3-D seismic imaging data is more useful than 2-D data in identifying potential new drilling prospect, its acquisition and processing costs are many multiples greater than that for 2-D data, and GII, our primary provider of geophysical data, has limited ability to acquire and process onshore 3-D data. In addition to using 2-D seismic technology prior to drilling, we have historically also utilized gravity and magnetic data, built cross section maps from offset wells and utilized geophysical analysis from similar geologic targets. We believe that the additional months, delays and associated costs associated with more extensive pre-drilling testing typically undertaken by larger oil and gas exploration companies is not necessarily justified when drilling vertical exploration wells (as we have historically been doing). Nonetheless, the absence of more extensive pre-drilling testing may potentially increase the risk of drilling a non-producing well, which would in turn result in increased costs and expenses. Additionally, we are typically engaged in drilling very deep onshore wildcat wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively substantially shallower. As such, exploration risks are inherently very substantial.

Exploratory well drilling locations that we decide to drill may not yield oil or natural gas in commercially viable quantities.

There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil, natural gas liquids (NGLs) or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil, NGLs or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing a well, resulting in a reduction in production from the well or abandonment of the well. If we drill exploratory wells that we identify as dry holes in our future drilling locations, our business may be materially harmed. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Ultimately, the cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.

Deterioration of political, economic and security conditions in Israel may adversely affect our operations.

Any major hostilities involving Israel, a substantial decline in the prevailing regional security situation or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Beginning in September 2000, the overall relationship and security situation between Israel and the Palestinians deteriorated significantly and continues to be marked by ongoing violence, also varying in its degree of severity. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party; and during the winter of 2008-2009 and as recently as November 2012, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts ofIsrael. To date, these matters have not had any material effect on our business and results of operations, but there can be no assurance that they will not do so in the future.

In addition, civil unrest, often accompanied by violence, has spread throughout the region. Protestors have demanded economic and political reforms, and to date, there have been several regime changes in other countries. Civil unrest could continue to spread throughout the region or grow in intensity, leading to regime changes resulting in governments that are hostile to the United States and Israel, civil wars, or regional conflict.  There have also been rising international tensions over Iran, which was censured by the United Nations over suspicions that it is trying to develop nuclear weapons. Certain countries have considered actions ranging from economic sanctions to pre-emptive strikes on suspected nuclear sites, and Iranian officials have threatened retaliation by, among other actions, closing the Strait of Hormuz, through which a significant portion of the global crude oil supply is transported.

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

We incurred net losses of $10,294,000 for the year ended December 31, 2012, $52,182,000 for the year ended December 31, 2011, $27,658,000 for the year ended December 31, 2010. We have incurred total net losses of $118,963,000 for period from April 6, 2000 (inception) to December 31, 2012. We cannot provide any assurance that we will ever be profitable.

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

Our business is subject to laws and regulations promulgated by the State of Israel relating to the exploration for, and the development, production and marketing of, crude oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make substantial expenditures to comply with governmental laws and regulations.

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

Our business focus is on oil and gas exploration on a limited number of properties in Israel and exploitation of any significant reserves that are found within our license areas. As a result, we lack diversification, in terms of both the nature and geographic scope of our business. We will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified. If we are unable to diversify our operations, our financial condition and results of operations could deteriorate.

We currently have no proved reserves or current production and we may never have any.

We do not have any proved reserves or current production of oil or gas. We cannot assure you that any wells will be completed or produce oil or gas in commercially profitable quantities.

Oil and gas exploration is an inherently risky business.

Exploratory drilling involves enormous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. Even when properly used and interpreted, seismic data analysis and other computer simulation techniques are only tools used to assist geoscientists in trying to identify subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically available. The risk analysis techniques we use in evaluating potential drilling sites rely on subjective judgments of our personnel and consultants. Additionally, we are typically engaged in drilling deep onshore wildcat exploratory wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively substantially shallower. As such, exploration risks are inherently very substantial.

Disclosure of certain operating information as required by Section 1504 of the Dodd-Frank Act could have a negative impact on our operations.

On August 22, 2012, the SEC issued final rules: Disclosure of Payments by Resource Extraction Issuers (Final Rules), as required by the Dodd-Frank Act. As a result, beginning in 2014, we must provide information about the type and total amount of payments made for each project related to the commercial development of oil, natural gas, or minerals, and the type and total amount of payments made to each government. If these required disclosures conflict with the general laws of the State of Israel (in which we operate), there could be substantial negative impacts on our operations, business or the price of stock.

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

Exploration for and production of crude oil and natural gas can be hazardous, involving natural disasters and other unplanned events such as blowouts, well cratering, fire and explosion and loss of well control which can result in damage to or destruction of wells, injury to persons, loss of life, or damage to property and the environment. Exploration and production activities are also subject to risk from political developments such as terrorist acts, piracy, civil disturbances, war, expropriation or nationalization of assets, which can cause loss of or damage to our property.

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

Opposition toward oil and gas drilling and development activity has been growing globally and is particularly pronounced in OECD countries which include the U.S., the U.K. and Israel.  Companies in the oil and gas industry, such as us, are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, environmental compliance and business practices.  Future activist efforts could result in the following:

•	delay or denial of drilling permits;
•	shortening license or reduction in lease size;
•	restrictions on installation or operation of gathering or processing facilities;
•	restrictions on the use of certain operating practices, such as hydraulic fracturing;
•	legal challenges or lawsuits;
•	damaging publicity about us;
•	increased costs of doing business;
•	reduction in demand for our products; and
•	other adverse affects on our ability to develop our properties and expand production.

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

Legal risks could negatively affect our market value.

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

In the event of a commercial discovery and depending on the nature of the discovery and the production and related distribution equipment necessary to produce and sell the discovered hydrocarbons, we will be subject to additional licenses and permits, including from various departments in the Ministry of Energy and Water Resources, regional and local planning commissions, the environmental authorities and the Israel Lands Authority. If we are unable to obtain some or all of these permits or the time required to obtain them is longer than anticipated, we may have to alter or delay our planned work schedule, which would increase our costs.

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

During periods of increasing levels of industry exploration and production, the demand for, and cost of, drilling rigs and oilfield services increases. The recovery of global crude oil prices during 2012 is resulting in increased global exploration and production activity, thus increasing demand pressure for drilling rigs and oilfield services, which could result in sector inflation. As a result, drilling rigs and oilfield services may not be available at rates that provide a satisfactory return on our investment.

Risks Related to our Common Stock

If we fail to comply with NASDAQ’s listing standards, it could result in the delisting of our common stock by NASDAQ from the NASDAQ Global Market and severely limit the ability to sell our common stock.

Our common stock is currently traded on the NASDAQ Global Market. Under NASDAQ’s listing maintenance standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days, NASDAQ will notify us that we may be delisted from the NASDAQ Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification by NASDAQ, NASDAQ may delist our common stock from trading on the NASDAQ Global Market. There can be no assurance that our common stock will remain eligible for trading on the NASDAQ Global Market. In addition, if our common stock is delisted, our stockholders would not be able to sell our common stock on the NASDAQ Global Market, and their ability to sell any of our common stock would be severely, if not completely, limited.

Between January 31 and March 8, 2013, the per share price of our common stock closed at between $0.85 and $1.29 on the NASDAQ Global Market.  If we are not able to maintain compliance with such continuing listing requirements going forward, our stock may be delisted from the NASDAQ Global Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional funds.

We will likely issue additional common stock in the future, which would dilute our existing stockholders.

In the future we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 100,000,000 shares of common stock. As of February, 21, 2013, there were 32,771,210 shares of our common stock issued and outstanding.

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

Not Applicable

ITEM 2.  PROPERTIES

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

The table below summarizes certain data for our license areas for the year ended December 31, 2012:

Type of Right	Name	Area (Acres)	Working Interest	Expiration Date
License	Asher-Menashe	78,824	100% (1)	June 9, 2013 (2) (5)

License	Joseph	83,272	100% (1)	April 10, 2013 (3) (5)

License	Jordan Valley	55,845	100% (1)	April 12, 2014 (4) (5)

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

(2) Extendable through June 9, 2014, subject to compliance with the terms of the license as may be amended. As discussed above, we are currently not in full compliance with the terms of this license.

(3) Extendable through October 10, 2014, subject to compliance with the terms of the license as may be amended. As discussed above, we are currently not in full compliance with the terms of this license.

(4) Extendable through April 2018, subject to compliance with the terms of the license as may be amended. As discussed above, we are currently not in full compliance with the terms of this license.

(5) Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years - 50 years in all) subject to compliance with a field development work program and production.

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

Summary of Exploration Activities/Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration and Drilling Activities” in our License Areas and “Exploration Plans Going Forward”.

Office Properties

The Company has a rental lease for 3,600 square feet of corporate office space in Dallas, and such lease expired on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended lease for the renewal of the lease of its current office premises in Dallas, Texas as well as the addition of additional adjacent space in the building. Pursuant to the Lease Amendment, the lease term on the existing office space as well as the additional premises described below was extended to October 31, 2015.

Rent is paid on a monthly basis and was $6,996 per month for each month from November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through October 31, 2015. Notwithstanding the foregoing, the parties have agreed that so long as there is no event of default under the Lease Amendment then the monthly payments for Suite 304 in the monthly amount of $1,434 through October 31, 2012 and $1,544 thereafter through October 31, 2013 are to be abated. Accordingly, assuming an event of default has not occurred, the monthly rent for the period through October 31, 2012 will be $5,561 and for the period from November 1, 2012 through October 31, 2013 will be $5,989. We are also obligated to pay our pro-rated portion of all operating expenses.

The Company’s field office in Caesarea Israel consists of 5,565 square feet. The sublease term continues through March 31, 2014. Under the sublease agreement, at the end of the initial 12 months of the sublease term, either the sub-lessor or the Company may, at its sole discretion upon the furnishing to the other of written notice within seven days after the end of the initial 12 month period, terminate the sublease agreement, whereupon the Company will be required to vacate the subleased premises within six months of the giving of such notice. The right to terminate early as described above shall also inure to each of the Company and the sub-lessor at the end of each of the 18th and 24th month following the commencement of the sublease lease Agreement term. Under the sublease agreement, the Company is authorized to further sublease all or part of the subleased premises to a third party that is pre-approved by the sub-lessor.

Rent is paid on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $7,600 per month at the exchange rate in effect on the date of this report). The company is also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, insurance and maintenance payments during the sublease term.

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

 The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year	High	Low
2012:
First Quarter	$3.00	$2.31
Second Quarter	$2.68	$1.55
Third Quarter	$2.86	$1.66
Fourth Quarter	$2.30	$1.70

Fiscal Year	High	Low
2011:
First Quarter	$5.89	$4.31
Second Quarter	$6.98	$4.76
Third Quarter	$5.90	$1.44
Fourth Quarter	$3.11	$1.76

The closing per share sales price of our Common Stock on March 8, 2013 was $1.29.

Holders

As of March 8, 2013 there were approximately 4,161 shareholders of record of our common stock.  A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31 2009 and 2008 and at December 31, 2009 and 2008 are derived from our audited financial statements not included in this report. All data is in thousands of USD, except share data:

	2012	2011	2010	2009	2008	Period from April 6, 2000 (inception) to December 31, 2012
Statement of Operations Data

Revenues	—	—	—	—	—	—

General and administrative expenses

Legal and professional	1,188	1,265	895	861	1,015	9,303

Salaries	3,890	3.730	2,393	2,360	1,663	18,081

Other	3,310	4,530	2,366	1,344	1,397	15,204

Impairment of unproved oil and gas properties	1,965	42,488	22,022	0	0	75,969

Other (expense) income, net	59	(169)	18	141	57	(406)

Net loss	(10,294)	(52,182)	(27,658)	(4,424)	(4,018)	(118,963)

Net loss per share of common stock	(0.33)	(1.86)	(1.25)	(0.34)	(0.39)	(8.29)

Balance Sheet Data

Cash and cash equivalents	14,983	22,231	21,243	20,734	1,726	-

Unproved oil and gas properties	4,700	3,535	25,882	23,759	5,246	-

Current liabilities	2,859	3,847	2,595	2,601	1,827	-

Total liabilities	3,058	4,275	2,934	2,786	2,121	-

Stockholders’ equity	18,246	22,492	46,369	43,439	5,555	-

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

Overview

Zion Oil is an initial stage oil and gas exploration company with a history of over 12 years of oil and gas exploration in Israel. As of December 31, 2012, we have no revenues or operating income and are considered to be an "exploration stage" company.

We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

We hold three petroleum exploration licenses, named the “Joseph License”, the “Asher-Menashe License” and the "Jordan Valley License", covering approximately 218,000 acres of land onshore Northern Israel. To date, we have completed drilling three exploratory wells in the Joseph License and have completed drilling one exploratory well in the Asher-Menashe License area.While the presence of hydrocarbons were indicated during the drilling, none of the exploratory wells that we have drilled to date in our license areas have been deemed capable of producing oil or gas in commercial quantities.

As a result of the evaluation of previous and recently acquired geological and geophysical data relating to our license areas, we are in the process of re-evaluating our exploration strategy going forward. In evaluating our seismic and geologic database, we have identified areas of potential petroleum exploration interest that are outside our current license configurations. In particular, we are in the process of applying to the Petroleum Commissioner for a new exploration license that is contiguous with and directly abuts our existing Jordan Valley License area and extends westward to the Megiddo Valley (and includes the Jezreel Valley). See “Exploration Plans Going Forward”. There can be no assurance that the Petroleum Commissioner will grant our application.

If we are successful in our new license application to the Petroleum Commissioner, prior to any actual drilling in the new areas of interest, we will need to acquire additional seismic data so that we may better evaluate the area to determine if we would drill our next exploratory well there. See “Risk Factors”.

Following the acquisition and interpretation of the new seismic data that we plan to obtain in the new areas of interest (assuming that we are in fact granted these exploration rights) and the additional geological and geophysical studies for certain portions of the Asher-Menashe License, we will be in a position to determine the site of our next exploratory well.

After we identify the site of our next exploratory well, we will need to begin the procedure of obtaining the needed authorizations and permits. We anticipate that the newly promulgated regulations will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel. See the discussion under “The Onshore Petroleum Exploration Permitting Process in Israel” above. Finally, prior to actually spudding our next exploratory well, we will need to contract with an appropriate rig contractor.

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

In July 2011, following production and other testing conducted at the Ma’anit-Joseph #3 well, we conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested. Following review and further analysis of the operations and geological reports prepared by our geoscientists in consultation with outside consultants relating to the drilling and testing of the Ma’anit-Joseph #3 well, it was determined that commercial quantities of hydrocarbons are not present in the Ma’anit-Joseph #3 well. Accordingly, we recorded a non-cash impairment charge of $42,488,000 in the quarter ended September 30, 2011 to our unproved oil and gas properties in respect of the two wells. Following the conclusion of the re-entry operations into the Elijah #3 well and related geological and geophysical testing in the third-fourth quarters of 2012, we recorded in the quarter ended December 31, 2012 a non-cash impairment charge of $1,965,000 to our unproved oil and gas properties, comprised of $1,913,000 in respect of the Elijah #3 re-entry well operations and $52,000 in respect of the withdrawal of the three applications for petroleum exploration rights originally submitted in 2011.

In June 2007, following the analysis of the results of the testing of our Ma’anit #1 well workover and an evaluation of the mechanical condition of the well, we determined that the well was incapable of producing oil and/or gas in commercial quantities.  In order to optimize drilling operations on the Company’s planned Ma’anit-Rehoboth #2 well, we ceased operations on the Ma’anit #1 well and, as required by the Petroleum Law, formally relinquished the Ma’anit-Joseph License.  As planned, we used the Ma’anit #1 wellbore, down to approximately 9,842 feet (3,000 meters), as the upper part of the wellbore for the Ma’anit-Rehoboth #2 well. This well was directionally drilled from that point to penetrate the middle and the lower Triassic. The Company drilled this well to a depth of 17,913 feet (5,460 meters). In April 2010, following production and other testing, management concluded that commercial quantities of hydrocarbons were not present in the Ma’anit-Rehoboth #2 well. Accordingly, the Company recorded a non-cash impairment charge of $22,022,000 in the quarter ended June 30, 2010 to its unproved oil and gas properties in respect of the Ma’anit-Rehoboth #2 well.

Following the impairment charges noted above, the total net book value of our unproved oil and gas properties under the full cost method is $4,700,000 at December 31, 2012.

Currency Utilized

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31st. All data is in thousands of USD :

	2012	2011	2010
General and administrative expenses

Legal and professional	1,188	1,265	895

Salaries	3,890	3,730	2,393

Other	3,310	4,530	2,366

Impairment of unproved oil and gas properties	1,965	42,488	22,022

Other income (expense), net	59	(169)	18

Net loss	(10,294)	(52,182)	(27,658)

 FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED TO DECEMBER 31, 2011

Revenue. We currently have no revenue generating operations as we are still a development stage company.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 were $10,353,000 compared to $52,013,000 for the year ended December 31, 2011. The decrease in general and administrative expenses in 2012 compared to 2011 is primarily attributable to the impairment charge of $42,488,000 recorded during the three months ended September 30, 2011 in respect of both the Ma’anit-Joseph #3 well and the Elijah #3 well, offset by an impairment charge of $1,965,000 recorded during the three months ended December 31, 2012 in respect of the Elijah #3 well re-entry. Salary expenses for the year ended December 31, 2012 were $3,890,000 compared to $3,730,000 for the year ended December 31, 2011. The slight increase in salary expenses during 2012 as compared to 2011 is primarily attributable to $2,074,000 in non-cash expenses related to the grant of incentive options and the payout of amounts to departing senior management personnel. Legal and professional fees for 2012 were $1,188,000 compared to $1,265,000 for 2011. The slight decrease in legal and professional fees is primarily attributable to the decreased utilization of legal services resulting from the decrease in operational activity in 2012. Other general and administrative expenses for the year ended December 31, 2012 were $3,310,000 compared to $4,530,000 for 2011. The decrease in other general and administrative expenses in 2012 as compared to 2011, which is comprised of non-compensation, non-professional expenses incurred, is primarily attributable to a significant decrease in drilling and operational related expenses that we recorded during 2012 ($766,000) compared to the amount recorded in 2011 ($1,524,000) and decreased investor relations related expenses for 2012 ($937,000) compared to 2011 ($1,311,000).

Other income (expense), net. Other income/(expense) for the year ended December 31, 2012 was $59,000 compared to ($169,000) for the year ended December 31, 2011. The increase in other income (loss), net is primarily attributable to currency exchange gains generated by exchange rate fluctuations of the U.S. dollar to the New Israeli Shekel during 2012.

Net Loss. Net loss for the year ended December 31, 2012 was $10,294,000 compared to $52,182,000 for the year ended December 31, 2011.

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

Other income (expense), net. Other income/(expense) for the year ended December 31, 2011 was ($169,000) compared to $18,000 for the year ended December 31, 2010. The decrease in other income(loss), net is primarily attributable to currency exchange losses generated by exchange rate fluctuations of the US dollar to the New Israeli Shekel during 2011.

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

At December 31, 2012, we had approximately $14,983,000 in cash and cash equivalents compared to $22,231,000 at December 31, 2011.  Our working capital (current assets minus current liabilities) was $13,409,000 at December 31, 2012 and $19,000,000 at December 31, 2011.

During the year ended December 31, 2012, we did not record any expenses in relation to rights offerings as compared to $248,000 recorded during the year ended December 31, 2011 in respect of the rights offering completed in July 2011.  Net cash provided by financing activities was $3,974,000.  Net cash used for investment in our unproved oil and gas properties was $2,383,000 for the year ended December 31, 2012 and $19,578,000 for the year ended December 31, 2011; these amounts were primarily drilling related expenditures.

We expect to incur additional significant expenditures to further our exploration programs.  We estimate that, when we are not actively drilling a well, our monthly non operational expenditure is approximately $520,000 per month. However, when we are engaged in active drilling operations, we estimate that there is an additional cost of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance will be sufficient to satisfy our current obligations and maintain our operations through January 31, 2014. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (i.e., seismic acquisitions) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandoning activities. We are considering various alternatives with respect to raising additional capital but to date have no commitments for such financing. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements.   Because of the absence of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration, appraisal and development expenditures.

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2012 and the effect such obligations is expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2013	2014	2015	2016	Thereafter	Total
Exploration Related Commitments	1,511	-	-	-	-	1,511
Operating Leases	190	128	81	-	-	399
Employment Agreements	472	-	-	-	-	472
TOTAL	2,173	128	81	-	-	2,382

 Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During 2012, there were no recently issued accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent weakness of the US Dollar in the international markets has been equally reflected against NIS and this may continue in the future. Since December 31, 2012, 2011, and 2010 to February 21, 2012, the US Dollar has devalued by approximately (2.2%), 5.3% and (1.0%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. We do not currently hedge against currency exchange rate risks.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2012, we had cash, cash equivalents and short-term bank deposits of approximately $15,267,000.  The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2012 was approximately 0.22%.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of December 31, 2012.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2012, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  Management reviewed the results of their assessment with our Audit Committee.

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

 Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to such information as set forth in our definitive Proxy Statement (the “2013 Proxy Statement”) for our 2013 annual meeting of stockholders. The 2013 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement for the 2013 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement for the 2013 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement for the 2013 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement for the 2013 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2012.

 PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP

Report of Independent Registered Public Accounting Firm – KPMG Somekh Chaikin

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, PLLC

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010 and the Period from April 6, 2000 (Inception) to December 31, 2012.

Statements of Changes in Stockholders' Equity for the Period from April 6, 2000 (Inception) to December 31, 2012.

Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010 and the Period from April 6, 2000 (inception) to December 31, 2012.

Notes to Financial Statements

(b) Exhibits

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

(v) Amended and Restated Employment Agreement dated as of March 19, 2012 between Zion Oil & Gas, Inc. and Victor G. Carrillo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2012)

(vi) Third Amended and Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

 (vii) First Amended and Restated Employment Agreement dated June 25, 2012 between the Company and Mr. Richard Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 29, 2012)

(viii) Agreement, dated as of October 18, 2012 between Zion Oil & Gas, Inc. and Richard Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 29, 2012).

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

10.8

Settlement Agreement dated as of July 8, 2010, between Zion Oil & Gas, Inc. and Sandra F. Green (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K as filed with the SEC on July 9, 2010)

10.9

Office Sublease Agreement dated as of December 30, 2010 between Zion Oil & Gas, Inc. and Spectrum Dynamics (Israel) Ltd., as sublessor (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report Form 10-K for the year ended December 31, 2010  as filed with the SEC on March 16, 2011)

10.10	Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2011)

35

10.11

Settlement Agreement dated as of August 3, 2011 between Zion Oil & Gas, Inc. and Patti Beals (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 5, 2011)

10.12

Third Amendment to Lease Agreement dated as of October 11, 2011 between Zion Oil & Gas, Inc. and Hermosa LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2011)

10.13

Settlement Agreement dated as of October 3, 2011 between Zion Oil & Gas, Inc. and William L. Ottaviani (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 19, 2011)

10.14	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)
10.15	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)
10.16	Amendment to Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 26, 2012)
10.17	Extension to Asher-Menashe License (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)
10.18

Memorandum of Understanding dated as of June 4, 2012 between Zion Oil & Gas, Inc. and Lapidoth Israel Oil Prospectors Corp. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 7, 2012)

10.19

Extension to Joseph License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 27, 2011) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 16, 2012)

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

*filed herewith

1. Pursuant to Rule 406T of Registration S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Interim Chief Executive Officer & Executive Chairman (Principal Executive Officer)		Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 12, 2013	Date:	March 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John M. Brown
John M. Brown	Chairman of the Board, Interim Chief Executive Officer (Principal Executive Officer)	March 12, 2013

/s/ Victor G. Carrillo
Victor G. Carrillo	President, Chief Operating Officer, and Director	March 12, 2013

/s/ Ilan Sheena
Ilan Sheena	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2013

/s/ Paul Oroian
Paul Oroian	Director	March 12, 2013

/s/ Yehezkel Druckman
Yehezkel Druckman	Director	March 12, 2013

/s/ Julian Taylor
Julian Taylor	Director	March 12, 2013

/s/ Robert Render
Robert Render	Director	March 12, 2013

/s/ Forrest A. Garb
Forrest A. Garb	Director	March 12, 2013

/s/ Justin Furnace
Justin Furnace	Director	March 12, 2013

/s/ Gene Scammahorn
Gene Scammahorn	Director	March 12, 2013

/s/ Kent Siegel
Kent Siegel	Director	March 12, 2013

Zion Oil & Gas, Inc.

(A Development Stage Company)

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zion Oil & Gas, Inc.

(a development stage company)

Dallas, Texas

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended and for the period from April 6, 2000 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from April 6, 2000 (inception) through December 31, 2010 were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to amounts for the period from April 6, 2000 (inception) through December 31, 2010 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from April 6, 2000 (inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Zion Oil & Gas, Inc.

We have audited the accompanying statements of operations, changes in stockholders’ equity, and cash flows of Zion Oil & Gas, Inc. (a development stage company) for the year ended December 31, 2010 and for the period from April 6, 2000 (inception) to December 31, 2010. These financial statements are the responsibility of Zion Oil & Gas, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the results of Zion Oil & Gas, Inc.’s operations and its cash flows for the year ended December 31, 2010 and for the period from April 6, 2000 (inception) to December 31, 2010, in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in its development stage and has no operating revenue, limited capital resources and a loss from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As described in the first paragraph in Note 1B to the 2012 financial statements, the financial statements for all periods from April 6, 2000 (inception) until December 31, 2004 were previously restated.

The cumulative amounts referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2011 financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the 2011 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lane Gorman Trubitt, PLLC

Dallas, Texas

April 15, 2005, except for the first

paragraph in Note 1B as to

which the date is July 26, 2006

Zion Oil & Gas, Inc.

(A Development Stage Company

Balance Sheets as of

	December 31	December 31
	2012	2011
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	14,983	22,231
Fixed short term bank deposits - restricted	284	269
Prepaid expenses and other	394	347
Other receivables	607	-
Total current assets	16,268	22,847

Unproved oil and gas properties, full cost method	4,700	3,535

Property and equipment
Net of accumulated depreciation of $246,000 and $172,000	222	239

Other assets
Assets held for severance benefits	114	146

Total assets	21,304	26,767

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	631	261
Asset retirement obligation	870	870
Accrued liabilities	1,358	2,716
Total current liabilities	2,859	3,847

Provision for severance benefits	199	428

Total liabilities	3,058	4,275

Commitments and contingencies (See Note 8 )

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 at December 31, 2012 and 2011: Issued and outstanding: 32,768,710 and 30,432,760 shares at December 31, 2012 and 2011 respectively	328	304
Additional paid-in capital	136,881	130,857
Deficit accumulated in development stage	(118,963)	(108,669)
Total stockholders’ equity	18,246	22,492

Total liabilities and stockholders' equity	21,304	26,767

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Operations

				Period from
				April 6, 2000
				(inception) to
	For the year ended December 31,			December 31
	2012	2011	2010	2012
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Revenues	-	-	-	-

General and administrative expenses
Legal and professional	1,188	1,265	895	9,303
Salaries	3,890	3,730	2,393	18,081
Other	3,310	4,530	2,366	15,204
Impairment of unproved oil and gas properties	1,965	42,488	22,022	75,969
Loss from operations	(10,353)	(52,013)	(27,676)	(118,557)

Other income (expense), net
Termination expenses of offerings	-	-	-	(527)
Other income, net	-	-	-	80
Foreign exchange gain (loss)	27	(194)	(11)	(149)
Interest income, net	32	25	29	190

Loss before income taxes	(10,294)	(52,182)	(27,658)	(118,963)
Income taxes	-	-	-	-

Net loss	(10,294)	(52,182)	(27,658)	(118,963)

Net loss per share of common stock - basic and diluted (in US$)	(0.33)	(1.86)	(1.25)	(8.29)

Weighted-average shares outstanding – basic and diluted (in thousands)	31,321	27,986	22,168	14,345

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

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

									Deficit
									Accumulated
	Preferred Stock				Common Stock			Additional Paid-in	in Development
	Shares		Amount		Shares	Amount		Capital	Stage	Total
	Thousands		US$ thousands		Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands
Issuance of shares in connection with executive employment	-		-		50	1		49	-	50

Issuance of share on warrants exercise	-		-		165	2		31	-	33

Issuance of dividend shares to record holders as of December 31, 2002	4		-	*	-	-		- *	-	-

Issuance of shares and warrants in a private offering which closed in February 2003 ($10 per share):
for cash consideration	10		-	*	-	-		105	-	105
for reduction of accounts payable	5		-	*	-	-		45	-	45

Issuance of shares and warrants as compensation for extension of $100,000 line of credit	1		-	*	-	-		10	-	10

Payment of account payable through issuance of shares and warrants	-	*	-	*	-	-		1	-	1

Conversion of preferred shares to common shares in reincorporation merger	(63)		(-	)*	763	7		(7)	-	-

Issuance of shares in a private offering which closed in July 2003 ($3 per share):
for cash consideration	-		-		33	-	*	99	-	99
for reduction of accounts payable	-		-		3	-	*	9	-	9

Issuance of shares upon exercise of warrants:
for cash consideration	-		-		25	-	*	25	-	25
for reduction of accounts payable	-		-		124	1		142	-	143

Issuance of shares upon exercise of warrants for cash consideration	-		-		63	1		82	-	83

Payment of account payable through issuance of shares	-		-		80	1		139	-	140

Costs associated with the issuance of shares	-		-		-	-		(58)	-	(58)

Value of warrants granted to employees	-		-		-	-		47	-	47

Deferred financing costs on debt conversions / modifications	-		-		-	-		(10)	-	(10)

Net loss	-		-		-	-		-	(873)	(873)

Balances as of December 31, 2003	-		-		4,859	48		1,751	(1,488)	311

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

					Deficit
				Additional	Accumulated
	Common Stock			Paid-in	in Development
	Shares	Amounts		Capital	Stage	Total
	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercise	123	1		183	-	184

Issuance of shares and warrants in a private offering	251	3		1,002	-	1,005

Payment of officer salaries through issuance of shares and warrants	46	1		184	-	185

Payment of accounts payable to officers and consultants upon exercise of warrants	80	1		99	-	100

Payment of director honorariums through issuance of shares and warrants	11	-	*	45	-	45

Payment of account payable through issuance of shares and warrants	13	-	*	50	-	50

Payment of bridge loan through issuance of shares and warrants	125	1		499	-	500

Payment of bridge loan interest and commitment fee through issuance of shares and warrants	8	-	*	30	-	30

Payment of bridge loan finders fee through issuance of shares and warrants	2	-	*	7	-	7

Payment of service bonus through issuance of shares and warrants	20	-	*	20	-	20

Costs associated with the issuance of shares	-	-		(59)	-	(59)

Value of warrants granted to employees	-	-		41	-	41

Deferred financing costs on debt conversions / modifications	-	-		30	-	30

Net loss	-	-		-	(1,737)	(1,737)

Balances as of December 31, 2004	5,538	55		3,882	(3,225)	712

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

					Deficit
				Additional	Accumulated
	Common Stock			Paid-in	in Development
	Shares	Amounts		Capital	Stage	Total
	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands
Issuance of shares on warrants exercised:
For cash	493	5		872	-	877
For payment of deferred officer salaries	17	-	*	21	-	21
For exchange of shares of common stock	120	1		(1)	-	-

Issuance of shares and warrants in a private offering that closed in March 2005:
For cash	519	5		2,070	-	2,075
For payment of deferred officer salaries	10	-	*	40	-	40
For payment of accounts payable	6	-	*	25	-	25

Issuance of shares and warrants in a private offering that closed in June 2005:
For cash	259	3		1,292	-	1,295
For payment of directors honoraria	14	-	*	70	-	70
For payment of accounts payable	3	-	*	15	-	15

Issuance of shares in a private offering that closed in October 2005:
For cash	584	6		2,914	-	2,920
For payment of deferred officer salaries	40	-	*	200	-	200
For payment of accounts payable	22	-	*	110	-	110

Issuance of shares in a private offering that closed in December 2005	80	1		439	-	440

Shares to be issued for services provided by director	-	-		42	-	42

Value of warrants and options granted to employees	-	-		216	-	216

Value of warrants granted to directors and consultants	-	-		16	-	16

Deferred financing costs on debt conversions /modifications	-	-		44	-	44

Costs associated with the issuance of shares	-	-		(275)	-	(275)

Net loss	-	-		-	(1,605)	(1,605)

Balances as of December 31, 2005	7,705	76		11,992	(4,830)	7,238

* Represents an amount less than US$ 1 thousand.

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

					Deficit
				Additional	Accumulated
	Common Stock			Paid-in	in Development
	Shares	Amounts		Capital	Stage	Total
	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Issuance of shares on warrants exercised:
For cash	253	3		1,151	-	1,154
For debt	60	1		276	-	277

Issuance of shares and warrants in private offering closings in first quarter 2006:
For cash	66	1		362	-	363
For payment of accounts payable	3	-	*	14	-	14

Shares issued for services provided by officer	200	2		248	-	250

Issuance of shares and warrants in a private offering that closed in September 2006 for cash	23	-	*	126	-	126

Value of options granted to employees	-	-		162	-	162

Value of warrants granted to underwriter	-	-		20	-	20

Value of shares gifted to directors, employees and service providers	-	-		147	-	147

Costs associated with the issuance of shares	-	-		(681)	-	(681)

Funds received from public offering for subscription shares:
For cash	410	4		2,867	-	2,871
For debt	27	-	*	188	-	188

Net loss	-	-		-	(2,510)	(2,510)

Balances as of December 31, 2006	8,747	87		16,872	(7,340)	9,619

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

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Changes in Stockholders' Equity (cont’d)

					Deficit
				Additional	Accumulated
	Common Stock			Paid-in	in Development
	Shares	Amounts		capital	Stage	Total
	Thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Funds received from Unit Offering for subscription shares:
For cash	237	3		2,370	-	2,373
For debt	13	-	*	126	-	126

Funds received from Rights Offering	4,200	42		20,958	-	21,000

Funds received from Second Rights Offering	3,600	36		17,964	-	18,000

Funds received from warrant exercises	59	1		414	-	415

Underwriter warrants exercised in cashless exercise	13	-		-	-	-

Director warrants and options exercised in cashless exercises	37	-		-	-	-

Value of options granted to employees	-	-		494	-	494

Value of options granted to directors and consultants	-	-		328	-	328

Value of shares granted to consultants for services	5	*		46	-	46

Value of shares gifted to employees	-	-		4	-	4

Costs associated with the issuance of shares	-	-		(478)	-	(478)

Net loss	-	-		-	(4,424)	(4,424)

Balances as of December 31, 2009	18,706	187		72,081	(28,829)	43,439

* Represents an amount less than US$ 1 thousand.

				Deficit
			Additional	Accumulated
	Common Stock		Paid-in	in Development
	Shares	Amounts	Capital	Stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from the Third Rights Offering	2,471	25	12,331	-	12,356

Funds received from the Fourth Rights Offering	3,643	36	18,178	-	18,214

Funds received from warrant exercises	*	*	3	-	3

Funds received from option exercises	44	*	-	-	-

Value of options granted to employees	-	-	479	-	479

Value of shares granted to consultants for services	3	*	15	-	15

Costs associated with the issuance of shares	-	-	(479)	-	(479)

Net loss	-	-	-	(27,658)	(27,658)

Balances as of December 31, 2010	24,867	248	102,608	(56,487)	46,369

* Represents an amount less than US$ 1 thousand.

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	457	5	1,820	-	1,825

Funds received from option exercises	194	2	-	-	2
Funds received from the Fifth Rights Offering	4,915	49	24,528	-	24,577

Value of options granted to employees	-	-	2,149	-	2,149
Costs associated with the issuance of shares	-	-	(248)	-	(248)

Net loss	-	-	-	(52,182)	(52,182)

Balances as of December 31, 2011	30,433	304	130,857	(108,669)	22,492

				Deficit
			Additional	accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Funds received from warrant exercises	2,262	23	3,950	-	3,973

Funds received from option exercises	74	1	*	-	1

Value of options granted to employees	-	-	2,074	-	2,074

Net loss	-	-	-	(10,294)	(10,294)

Balances as of December 31, 2012	32,769	328	136,881	(118,963)	18,246

(*)Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Cash Flows

				Period from
				April 6, 2000
				(inception) to
	For the year ended December 31			December 31,
	2012	2011	2010	2012
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(10,294)	(52,182)	(27,658)	(118,963)
Adjustments required to reconcile net loss to net cash
used in operating activities:

Depreciation	74	56	34	252
Officer, director and other fees, paid via common stock	-	-	15	2,330
Cost of warrants issued to employees, directors & others	1,893	1,732	479	6,210
Interest on short term bank deposits	(15)	(6)	-	(21)
Interest paid through issuance of common stock	-	-	-	17
Write-off of costs associated with public offering	-	-	-	507
Loss on disposal of equipment	-	-	-	4
Asset retirement obligation	-	240	-	290
Impairment of unproved oil and gas properties	1,965	42,488	22,022	75,969

Change in assets and liabilities, net:
Decrease in inventories	-	-	-	150
Prepaid expenses and other	(47)	529	(229)	(394)
Change in other receivables	(607)	801	160	(607)
Severance pay, net	(197)	35	108	85
Accounts payable	(176)	(127)	229	733
Accrued liabilities	(1,378)	1,014	221	1,772
Increase (decrease) in deferred officers' compensation, net	-	(21)	(456)	240
Net cash used in operating activities	(8,782)	(5,441)	(5,075)	(31,426)

Cash flows from investing activities
Increase in short term deposits	-	(13)	(250)	(263)
Acquisition of property and equipment	(57)	(136)	(115)	(476)
Investment in oil and gas properties	(2,383)	(19,578)	(24,145)	(79,509)
Net cash used in investing activities	(2,440)	(19,727)	(24,510)	(80,248)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	-	89
Loan proceeds – related party	-	-	-	259
Loan principal repayments – related party	-	-	-	(259)
Loan proceeds – other	-	-	-	500
Proceeds from sale of stock and warrants	3,974	26,404	30,573	130,558
Costs associated with the issuance of stock and warrants	-	(248)	(479)	(4,490)
Net cash provided by financing activities	3,974	26,156	30,094	126,657

Net increase (decrease) in cash and cash equivalents	(7,248)	988	509	14,983
Cash and cash equivalents – beginning of period	22,231	21,243	20,734	-
Cash and cash equivalents – end of period	14,983	22,231	21,243	14,983

Zion Oil & Gas, Inc.

(A Development Stage Company)

Statements of Cash Flows (cont'd)

				Period from
				April 6, 2000
				(inception) to
	For the year ended December 31			December 31,
	2012	2011	2010	2012
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	-	14	78
Cash paid for income taxes	-	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	-	575
Payment of accounts payable through issuance of note payable	-	-	-	35
Financing costs paid through issuance of common stock	-	-	-	25
Increase in accounts payable for financing costs	-	-	-	382
Waived interest on debt conversions	-	-	-	4
Shares issued for debt conversion	-	-	-	940
Cost of options capitalized to Oil & Gas Properties	181	417	-	598
Value of warrants granted to underwriters	-	-	-	99
Investment in Oil & Gas Properties	566	146	-	712
Deferred financing costs	-	-	-	85
Transfer of inventory to Oil & Gas Properties	-	-	-	150

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

December 31, 2012

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we”, “our”, “Zion” or the “Company”) is a development stage oil and gas exploration company with a history of more than 12 years of oil & gas exploration in Israel.

As of December 31, 2012, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise”.  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise.  In addition, the statements of operations, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.  The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

Exploration Rights /Exploration Activities

The Company currently holds three petroleum exploration licenses, all onshore Israel, comprised of the Asher-Menashe License (covering approximately 78,824 acres), the Joseph License (covering approximately 83,272 acres) and the Jordan Valley License (covering approximately 55,845 acres of land).

(1) The Asher-Menashe License covers an area of approximately 78,824 acres located on the Israeli coastal plain and the Mount Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License had an initial three-year term, which commenced on June 10, 2007, and has been continuously extended for additional one-year periods and is currently scheduled to expire on June 9, 2013. At the option of the Petroleum Commissioner of the State of Israel (the “Commissioner”), the Asher-Menashe License may be extended for one additional one-year period through June 9, 2014.

(2) The Joseph License covers approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The Joseph License had an initial three-year term, which commenced on October 11, 2007 and has been continuously extended for additional one-year periods and is currently scheduled to expire on April 10, 2013. At the option of the Commissioner, the Joseph License may be extended through October 10, 2014.

(3) The Jordan Valley License covers approximately 55,845 acres, just south of the Sea of Galilee in the Jordan Valley area. The Jordan Valley License, which commenced on April 13, 2011, has an initial three year term which expires on April 12, 2014, and may be extended for additional one-year periods through April 2018 at the option of the Commissioner.

Note 1 - Nature of Operations and Basis of Presentation – cont’d

A.	Nature of Operations – cont’d

The Company has identified areas of potential petroleum exploration interest that are outside its current license area configurations. The Company is in the process of applying to the Israel Petroleum Commissioner for a petroleum exploration license right to one of these areas. Contemporaneous with this new application, the applications for exploration rights for which the Company previously applied in 2011 with respect to the Dead Sea area (Central Israel) and other areas outside its current license configurations have been suspended. These applications were submitted prior to the circulation by Israeli energy related regulatory agencies of various regulations relating to the onshore petroleum exploration permitting process and preceded various geological and geophysical studies that the Company conducted since the submission. Therefore, the Company no longer seeks approval of and has suspended further action on the 2011 applications.

Joseph License

To date, the Company completed drilling three exploratory wells in the Joseph License area. The first exploratory well (the Ma’anit #1 well) was completed in June 2007. Due to the mechanical condition of the wellbore, the Company determined that the well was incapable of producing oil and/or gas in commercial quantities and, consequently, in June 2007, it abandoned the well. The second exploratory well (the Ma’anit-Rehoboth #2 well), was drilled in 2009 ‘directionally’ to a depth of 17,913 feet (5,460 meters). The well penetrated a number of geologic formations that were initially thought to have hydrocarbon potential. However, in April 2010, following the completion of testing procedures, the Company determined that commercial quantities of hydrocarbons were not present in the Ma'anit-Rehoboth #2 well and, accordingly, it suspended drilling operations in that well. In August 2010, the Company commenced drilling the third exploratory well (the Ma’anit-Joseph #3 well) and the well was completed in June 2011. In July 2011, the Company conducted an open-hole drill stem test and the test results confirmed that the well does not contain hydrocarbons in commercial quantities in the zone tested. Following the evaluation of recently acquired geological and geophysical data, the Company believes that the southern portion of the Joseph License area does not have significant exploration prospects that could lead to commercial production.

Asher-Menashe License

To date, the Company has completed drilling one exploratory well in the Asher-Menashe License area. In October 2009, the Company commenced drilling the Elijah #3 well. In February 2010, the Company temporarily suspended drilling operations in the well following unsuccessful efforts to retrieve a stuck pipe. Following review and further analysis of additional geological and geophysical data, it was concluded that commercial quantities of hydrocarbons were not present within the deeper segment of the Elijah #3 wellbore and that no further deeper drilling would take place in this well.

In July 2012 the Company re-entered the existing Elijah #3 well to obtain additional wireline log information, a vertical seismic profile (VSP) survey and sidewall core samples to see if there is hydrocarbon potential in a shallower zone that exhibited hydrocarbon shows while the Company originally drilled the well in 2009/2010. Upon analysis and interpretation of all of the data acquired from these and other tests, the Company determined that while indications of hydrocarbon potential were observed in the shallower portion of the well, the Company does not plan to pursue additional drilling activities at the Elijah #3 wellsite, although it may pursue additional in-well testing. The Company continues to evaluate exploration prospects in certain other portions of the Asher-Menashe License area. See Note 4 with respect to impairment charges recorded by the Company during the quarter ended December 31, 2012.

Note 1 - Nature of Operations and Basis of Presentation – cont’d

A.	Nature of Operations – cont’d

Jordan Valley License

In 2012, the Company processed, interpreted and integrated into its geologic model the seismic and gravity data that it acquired in May 2012. Following the analysis of such data, the Company determined that additional pre-drilling exploratory work is needed before a drillable prospect, if any, can be matured and recommended in this license area. These additional studies could include acquiring additional seismic data and conducting basin history and petroleum system modeling, among other possibilities.

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

Note 2 - Summary of Significant Accounting Policies

A.	Financial Statements in United States Dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar (“dollar”).  Therefore, the dollar has been determined to be the Company’s functional currency. Non-dollar transactions and balances have been translated into dollars in accordance with the principles set forth in Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters”. Transactions in foreign currency (primarily in New Israeli Shekels – “NIS”) are recorded at the exchange rate as of the transaction date. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

B.	Cash and Cash Equivalents

The Company maintains cash balances with three banks, of which two banks are located in the United States and one in Israel and money market mutual funds.  For purposes of the statement of cash flows and balance sheet, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

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

In July 2011, following production and other testing conducted at the Ma’anit-Joseph #3 well, the Company conducted an open-hole drill stem test. The test results confirmed that the Ma’anit-Joseph #3 well does not contain hydrocarbons in commercial quantities in the zone tested. Following the conclusions as to the Ma’anit-Joseph #3 well, the Company also concluded it is not likely that commercial quantities of hydrocarbons are present within the deeper portion of the Elijah #3 wellbore. As a result of the above determinations, in the quarter ended September 30, 2011, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of the two wells totaling $42,488,000. Following re-entry into the Elijah #3 wellbore in 2012 and upon analysis and interpretation of all of the data, in January 2013 the Company determined to not pursue additional exploration activities at the Elijah #3 well at this time.

During the three months ended December 31, 2012, the Company recorded a non-cash impairment charge of $1,965,000 of its unproved oil and gas properties (see Note 4) which was comprised of:

1)	$1,913,000 incurred in connection with the Elijah #3 re-entry well operations. This decision was based upon analysis and interpretation of all of the data showing that while there were oil shows and other indications of hydrocarbon potential observed in the zone of interest, the Company will not pursue additional exploration activities at the Elijah #3 well at this time. However, the Company continues to evaluate exploration prospects in certain other portions of the Asher-Menashe License area.

2)	$52,000 incurred in connection with the previous three exploration rights applications submitted in 2011 and since withdrawn. See Note 1A “Exploration Rights/Exploration Activities”.

Note 2 - Summary of Significant Accounting Policies – cont’d

C.	Oil and Gas Properties and Impairment – cont’d

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

Currently, the Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $75,969,000, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $4,700,000 and $3,535,000 as of December 31, 2012 and 2011, respectively.

D.	Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over its estimated useful lives of three to fourteen years.  Depreciation charged to expense amounted to $74,000, $56,000 and $34,000, and $252,000 for the years ended December 31, 2012, 2011 and 2010 and for the period from April 6, 2000 (inception) to December 31, 2012, respectively.

E.	Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and insurance policies that are recorded at their current redemption value.

F.	Costs Associated with Public and Private Equity Offerings

Costs associated with each specific private or public equity offering are accumulated until either the closing of the offering or its abandonment.  If the offering is abandoned, the costs are expensed in the period the offering is abandoned.  If the offering is completed and funds are raised, the accumulated costs are recorded as a reduction to additional paid-in capital attributable to the equity offering. Capital issuance costs not attributable to any specific offering are charged to expense as incurred. Costs associated with public and private equity offerings charged to additional paid in capital amounted to $nil, $248,000 and $479,000, and $4,490,000 for the years ended December 31, 2012, 2011 and 2010 and for the period April 6, 2000 (inception) to December 31, 2012, respectively.

Note 2 - Summary of Significant Accounting Policies – cont’d

G.	Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations and legal contingencies.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

H.	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 7). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Based on ASC 740-10-25-6, “Income Taxes”, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of ASC 740-10-25-6 (previously known as FIN 48), the Company recognized the effect of income tax positions only if such positions were probable of being sustained. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2012 and 2011.

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

Note 2 - Summary of Significant Accounting Policies – cont’d

I.	Environmental Costs and Loss Contingencies – cont’d

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

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of an oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred.  This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital.  The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties, although it does take into account estimated residual salvage values.  The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value.  Company management currently estimates that the current cost to remediate the drill sites and carry out environmental cleanup / restoration is approximately $870,000.

K.	Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share is presented in conformity with ASC 260-10 “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of 2,392,000, 15,814,021 and 4,537,665, common stock equivalents in 2012, 2011 and 2010, respectively, would be anti-dilutive.

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

Note 2 - Summary of Significant Accounting Policies – cont’d

K.	Net Loss per Share Data – cont’d

Due to the new shares of common stock that were issued in connection with the rights offering completed in July 2011, the weighted average shares outstanding was adjusted by a factor of 1.071 and 1.037, respectively, which, in turn, adjusted the earnings per share calculations for the twelve months ended December 31, 2010 and 2011, as prescribed by ASC 260-10, “Earnings Per Share”.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, "Equity", using a fair-value approach.

As noted, the value of stock option grants is recognized as a compensation expense, on a graded-vesting basis, over the requisite service period of the entire award, net of estimated forfeitures unless vested.

M.	Fair Value Measurements

The Company's financial instruments include mainly cash and cash equivalents, other receivables, prepaid expenses, assets held for severance benefits, and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

N.	Recently Adopted Accounting Pronouncements

We do not believe that the adoption of recently issued accounting pronouncements in 2012 will have a significant impact on our financial position, results of operations, or cash flow.

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

Note 3 – Provision for Severance Pay – cont’d

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

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2012 and 2011, the Company has a provision for severance pay of $199,000 and $428,000, respectively, of which all was long-term. As of December 31, 2012 and 2011, the Company has $114,000 and $146,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31 2012	December 31 2011
	US$ thousands	US$ thousands
Excluded from amortization base:
Inventory and other operational related costs	1,175	1,205
Capitalized salary costs	781	393
Legal costs, license fees and other preparation costs	2,739	1,932
Other costs	5	5
	4,700	3,535

Note 4 - Unproved Oil and Gas Properties, Full Cost Method – cont’d

Impairment of unproved oil and gas properties comprised as follows:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Period from April 6, 2000 (inception) to December 31, 2012
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	1,319	35,934	20,419	65,631
Capitalized salary costs	182	2,500	620	3,985
Legal costs, license fees and other preparation costs	410	26	-	946
Other costs	54	4,028	983	5,407
	1,965	42,488	22,022	75,969

Note 5 – Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31 2012	December 31 2011
	US$ thousands	US$ thousands

Employees related	103	37
Governmental institutions	1,013	1,048
Accrued operating expenses	–	1,275
Other	242	356

	1,358	2,716

Note 6 - Stockholders’ Equity

A.	Authorized Shares of Common Stock

In June 2011, the Company’s shareholders voted to increase the authorized shares of Common Stock from 50 million to 100 million. The increase became effective on June 27, 2011.

B.	Warrants terms’ change

On June 6, 2012 and October 22, 2012, the Company implemented temporary reductions in the exercise price of all of its then publicly traded warrants, under which these warrants could be exercised, through August 15, 2012 and through their scheduled expiration date of December 31, 2012, respectively, at the reduced warrant exercise price of $1.75. The temporary reduction in exercise prices impacted only the warrants issued to investors in connection with the Company’s equity offerings; consequently no expense was recorded.

Note 6 - Stockholders’ Equity – cont’d

B.	Warrants terms’ change – cont’d

Under the reduced warrant exercise price programs noted above, warrants for a total of 2,255,931 shares were exercised, resulting in cash proceeds to the Company of approximately $3,948,000 million. As a result of these warrant exercises, the Company issued a total of 2,255,931 shares of its common stock.

Between January 3, 2011 and March 7, 2011, the exercise price of the then outstanding ZNWAW Warrants was reduced to $4.00. On December 20, 2011, the Company extended the exercise period of these warrants to December 31, 2012.

C.	Rights Offerings, 2010

The Company undertook two separate rights offerings to its stockholders of record during 2010, which are summarized below:

In July 2010, the Company raised $12,356,000 from rights offering to common stockholders of up to 10 million shares of its common stock.  The rights offering resulted in the distribution of 2,471,117 shares of common stock.

In December 2010, utilizing the shelf registration statement, the Company raised $18,214,000  from a fourth rights offering to common stockholders of 3,642,821 shares of our common stock and warrants to purchase an additional 3,642,821 shares of our common stock.

D.	Rights Offering, 2011

The Company undertook one rights offering to its stockholders of record during 2011, the details of which are summarized below.

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

The June 2011 rights offering terminated on its scheduled expiration date of July 25, 2011. The Company received subscriptions for a total of 4,915,349 Units, resulting in gross proceeds of approximately $24,577,000, before payment of offering related expenses of approximately $248,000. As a result of the June 2011 Rights Offering, the Company issued 4,915,349 shares of common stock and 9,830,698 RO Warrants for an additional 9,830,698 shares of common stock. By their terms, the RO Warrants expired on December 31, 2012.

E.	2005 Stock Option Plan

In 2005, a stock option plan (the “2005 Plan”) was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The Plan is administered by the Board of Directors or one or more committees appointed by the board (the “2005 Plan Administrator”).

The Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and is available to residents of the United States, the State of Israel and other jurisdictions as determined by the 2005 Plan Administrator. Awards of stock options under the Plan are made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, any vesting provisions and the term of the stock option grant, all of which are determined on behalf of the Company by the 2005 Plan Administrator. The Plan remains in effect for a term of ten years unless terminated or extended according to its provisions.

During the year ended December 31, 2011, the Company awarded options under the 2005 Plan to purchase a total of 384,500 shares of common stock to directors, executive officers, other staff members and service providers, at a per share exercise price of $2.50. The options were fully vested upon grant and first became exercisable as of January 1, 2012 and continue to be exercisable through December 31, 2014. During the year ended December 31, 2011, the Company awarded options to purchase a total of 124,601 shares of common stock to management employees, at various per share exercise prices.

During the year ended December 31, 2010, the Company awarded options to purchase a total of 131,415 shares of common stock to management employees, at various per share exercise prices.

F.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

In June 2011, the Company’s shareholders authorized the adoption of the Zion Oil & Gas, Inc. 2011 Equity Incentive Plan for employees and consultants (the “2011 Plan”), initially reserving for issuance thereunder 2,000,000 shares of common stock and for non-employee directors initially reserving for issuance thereunder 1,000,000 shares of common stock.

The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The plan also permits cash payments under certain conditions.

Note 6 - Stockholders’ Equity – cont’d

F.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan – cont’d

The compensation committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant.

During the year ended December 31, 2012, the Company granted the following options from the 2011 Plan:

(i) options for an aggregate of 95,000 shares of common stock were granted to certain senior officers at an exercise price of $0.01. The options, granted pursuant to the terms of the officers’ respective employment agreements, vest in four equal quarterly installments from their respective grant dates. Options for 40,000 shares were exercisable through December 3, 2017, of which options for 10,000 shares were forfeited upon one of the senior officer’s departure from the Company; options for 20,000 shares are exercisable through January 31, 2020; options for 25,000 shares are exercisable through December 21, 2022; and options for 10,000 shares are exercisable through December 4, 2021. The fair value of the options on their respective dates of grant amounted to $185,196; and

(ii) options for a total of 259,500 shares of common stock to two senior officers and non-management employees, as well as options to consultants for a total of 135,000 shares of common stock, all at an exercise price of $1.70 . The options vest in equal quarterly installments over eight consecutive quarters, beginning with the quarter ended December 31, 2012. The fair value of the options on their respective dates of grant amounted to $460,700.

During the year ended December 31, 2011, the Company granted options from the 2011 Plan to purchase a total of 1,216,500 shares of the Company’s common stock to non-management employees, one management employee and three employee-directors, as well as options to consultants to purchase up to a total of 77,000 shares of the Company’s common stock, all at an exercise price of $2.61. The options are scheduled to vest in equal quarterly installments over eight consecutive quarters, beginning with the quarter ended December 31, 2011.

In June 2011, the Company’s shareholders authorized the adoption of the Zion Oil & Gas, Inc. 2011 Non-Employee Directors Stock Option Plan for non-employee directors (the “2011 Directors’ Plan”), initially reserving for issuance thereunder 1,000,000 shares of common stock. Under the 2011 Directors’ Plan, only non-qualified options may be issued, and they will be exercisable for a period of six years from the date of grant.

The Compensation Committee of the Board of Directors is responsible for determining the type of award, when to grant awards, to whom to grant awards, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed six years from the date of grant.

During the year ended December 31, 2012, the Company granted the following options from the Directors’ Plan:

Note 6 - Stockholders’ Equity – cont’d

F.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan – cont’d

(i) options for 50,000 shares of common stock to two non-employee directors were granted, of which options for 25,000 shares were at an exercise price of $1.82 and options for the remaining 25,000 shares were at $1.86. The options were vested upon grant and are exercisable through June 13, 2017 and December 3, 2018. The fair value of the options at their respective dates of grant amounted to $39,649; and

(ii) options for a total of 160,000 shares of common stock were granted to eight non-employee directors at an exercise price of $1.70. The options vest in equal quarterly installments over eight consecutive quarters, beginning with the quarter ended December 31, 2012. The fair value of the options at their respective dates of grant amounted to $136,607.

During the year ended December 31, 2011, the Company granted options from the Directors’ Plan to purchase a total of 300,000 shares of our common stock to six non-employee directors at an exercise price of $2.61. The options vest in equal quarterly installments over eight consecutive quarters, beginning with the quarter ended December 31, 2011.

G.	Warrants and Options

The Company has reserved 2,392,000 shares of common stock as of December 31, 2012 for the exercise of warrants and options to employees and non-employees, of which 1,456,752 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

Note 6 - Stockholders’ Equity – cont’d

G.	Warrants and Options – cont’d

	Exercise		Number of	Expiration	Warrants or
	Price		Shares	Date	Options
	US$
To non-employees

	1.70		135,000	December 20, 2022	Options
	2.50		25,000	December 31, 2014	Options
	2.61		77,000	December 04, 2021	Options

To employees and directors
	1.70		259,500	December 20, 2022	Options
	1.70		160,000	December 21, 2018	Options
	7.15		12,000	December 31, 2014	Options
	2.61		300,000	December 04, 2017	Options
	2.61		1,016,500	December 04, 2021	Options
	0.01		30,000	January 31, 2020	Options
	0.01		5,000	December 04, 2021	Options
	4.45		25,000	January 26, 2016	Options
	4.55		15,000	January 31, 2016	Options
	2.50		257,000	December 31, 2014	Options
	4.92		25,000	August 30, 2013	Options
	1.86		25,000	December 3, 2014	Options
	1.82		25,000	June 13, 2017	Options

	2.41	*	2,392,000

*Weighted Average

Note 6 - Stockholders’ Equity – cont’d

G.	Warrants and Options – cont’d

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

		Weighted Average
	Number of shares	exercise price
		US$

Changes from April 6, 2000 (inception) to December 31, 2010 to:

Employees, officers and directors as part compensation	2,193,233	2.23
Underwriters (in connection with IPO)	46,621	8.75
Private placement investors and others	1,105,492	2.84
Investors in follow on public offering	4,309,164	4.46
Expired/Cancelled/Forfeited	(907,601)	3.37
Exercised	(2,209,244)	1.97
Outstanding, December 31, 2010	4,537,665	4.47

Changes during 2011 to:
Employees, officers and directors	2,127,601	2.55
Investors in Fifth Rights Offering	9,830,698	3.50
Expired/Cancelled/Forfeited	(31,750)	7.60
Exercised	(650,193)	2.81
Outstanding, December 31, 2011	15,814,021	3.63

Changes during 2012 to:
Employees, officers, directors and others	699,500	1.48
Expired/Cancelled/Forfeited	(11,785,571)	1.82
Exercised	(2,335,950)	1.70
Outstanding, December 31, 2012	2,392,000	2.41
Exercisable, December 31, 2012	1,456,752	2.59

The aggregate intrinsic value of options and warrants exercised during 2012, 2011 and 2010 was approximately $360,000; $1,538,000; and $227,000, respectively.

The aggregate intrinsic value of the outstanding options as of December 31, 2012 totaling 2,392,000 was $100,415.

Note 6 - Stockholders’ Equity – cont’d

G.	Warrants and Options – cont’d

The following table summarizes information about stock warrants and options outstanding as of December 31, 2012:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$
2.61	335,061	8.93	2.61	2.61	758,439	8.93	2.61
2.61	112,500	4.93	2.61	2.61	187,500	4.93	2.61
0.01	2,500	8.93	0.01	0.01	2,500	8.93	0.01
1.70	140,000	5.98	1.70	1.70	20,000	5.98	1.70
1.70	345,187	9.98	1.70	1.70	49,313	9.98	1.70
-	-	-	-	4.55	15,000	3.09	4.55
-	-	-	-	1.86	25,000	5.93	1.86
-	-	-	-	7.15	12,000	2.00	7.15
-	-	-	-	4.45	25,000	3.07	4.45
-	-	-	-	2.50	282,000	2.00	2.50
-	-	-	-	0.01	30,000	7.09	0.01
-	-	-	-	4.92	25,000	0.67	4.92
-	-	-	-	1.82	25,000	4.45	1.82
0.01-2.61	935,248		2.13	0.01-7.15	1,456,752		2.59

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the Year		Period from April 6,
	ended December 31,		2000 (inception) to
	2012	2011	December 31, 2012

Weighted-average fair value of underlying stock at grant date	$1.79	$3.09	$3.00 - $8.23
Dividend yields	-	-	-
Expected volatility	67%-87%	75%-80%	28.2% - 87%
Risk-free interest rates	0.34% - 1.92%	0.38% - 2.24%	0.34% - 5.15%
Expected lives (in years)	3.00 - 6.00	1.50 - 6.00	1.50 –6.00
Weighted-average grant date fair value	$1.14	$1.97	$0.76 - $5.11

Note 6 - Stockholders’ Equity – cont’d

G.	Warrants and Options – cont’d

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the Year		Period from April 6,
	ended December 31,		2000 (inception) to
	2012	2011	December 31, 2012

Weighted-average fair value of underlying stock at grant date	$1.77	$3.07	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	74.13%	76% - 77%	32.20% - 99.80%
Risk-free interest rates	1.77%	1.60% - 2.04%	1.60% - 5.50%
Expected lives (in years)	10.00	4.00 - 10.00	0.56 – 10.00
Weighted-average grant date fair value	$1.39	$2.33	$0.68 - $3.91

The expiration date for 60,000 and 200,000 options previously granted to one senior officer were extended from January 18, 2013 to December 31, 2014 and December 4, 2021 respectively. In connection with the departure of a senior officer, options for 210,000 shares previously granted to such officer and not vested were forfeited. An expense of $279,000 was recorded as an adjustment to the original expense recognized.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies.  Beginning in 2008 and continuing through December 31, 2012, the Company’s stock volatility is based on actual trading of the Company’s stock.

Note 6 - Stockholders’ Equity – cont’d

H.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

			Period from April 6, 2000
	For the Year ended December 31		(inception) to December 31
2012	2011	2010	2012
US$	US$	US$	US$
1,955,000	2,039,000	479,000	6,348,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

			Period from April 6, 2000
	For the Year ended December 31		(inception) to December 31
2012	2011	2010	2012
US$	US$	US$	US$
119,000	110,000	-	460,000

As of December 31, 2012, there was $721,000 of unrecognized compensation cost, related to non vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$

During 2013	651,000
During 2014	70,000
721,000

I.	Warrant Descriptions

The price and the expiration dates for the 3 series of warrants to non employees and investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAW Warrants	October 2008 – December 2008	7.00	December 31, 2012*
ZNWAZ Rights Offering Warrants	December 2010	4.00	December 31, 2012
ZNWAL Rights Offering Warrants	August 2011	3.50	August 15, 2012

* These warrants were originally scheduled to expire on January 31, 2012 and were extended to December 31, 2012.

By their terms, these warrants expired on the dates shown.

Note 7 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	As of December 31, 2012	As of December 31, 2011
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	39,128	35,647
Other	1,379	1,574
Total gross deferred tax assets	40,507	37,221
Less – valuation allowance	(38,891)	(36,091)
Net deferred tax assets	1,616	1,130

Deferred tax liabilities :
Property and equipment	(18)	(22)
Unproved oil and gas properties	(1,598)	(1,108)
Total gross deferred tax liabilities	(1,616)	(1,130)

Net deferred tax asset	-	-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $115,084,000 prior to the expiration of some of the net operating loss carry forwards between 2021 and 2032. Based upon the level of historical taxable losses since the Company’s inception, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2012 and 2011.

At December 31, 2012, the Company has available federal net operating loss carry forwards of approximately $115,084,000 to reduce future U.S. taxable income. These amounts expire from 2021 to 2032.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed.  Tax losses can be carried forward indefinitely.  At December 31, 2012, the Company has available net operating loss carry forwards of approximately $95,000,000 to reduce future Israeli taxable income.

Note 7 – Income Taxes – cont’d

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
	US$ thousands	US$ thousands	US$ thousands
Pre-tax loss as reported	(10,294)	(52,182)	(27,658)

U.S. statutory tax rate	34%	34%	34%
Theoretical tax benefit	(3,500)	(17,742)	(9,404)

Increase in income tax expense resulting from:

Permanent differences	9	6	169
Other differences	691	(33)	-
Change in valuation allowance	2,800	17,769	9,235
Income tax expense	-	-	-

The Company applies the provisions of FIN 48 (now included in ASC 740).  The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and do not believe there will be any significant increases or decreases within the next twelve months.  No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2009.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2008 tax year can be regarded as final.

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

Note 8 - Commitments and Contingencies – cont’d

B.	Asset Retirement

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

In June 2012, the Ministry of Energy and Water Resources issued initial guidelines relating to onshore exploratory licensing. Under the guidelines, which have since been adopted, an application will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration, and that at least one of these persons must be a resident of Israel. Additionally, if the license application relates to an area that has produced reserves in the past, and the submitted work plans include production of oil and gas from this area, then the applicant must also engage a production engineer.

Note 8 - Commitments and Contingencies – cont’d

C.	Environmental and Onshore Licensing Matters – cont’d

The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities, and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. The applicant will be deemed to have the requisite financial resources if it has liquid assets and equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application will be published in a daily newspaper and the Ministry's web site, and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system that factors certain deemed pertinent factors (i.e., experience of the applicant, experience of the staff, financial resources, etc.). A condition to the issuance of any license is the submission by the licensee of a performance bank guarantee in an amount equal to 10% of the cost of the proposed work program. The performance bank guarantee is required at or prior to the award of the exploration rights.

In October 2012, the Ministry of Energy and Water Resources published proposed guidelines relating to the submission of performance guarantees for new and existing exploration license. By its terms, the October 2012 proposed guidelines also relate to offshore (as well as onshore) exploration rights. Under the proposed guidelines, an applicant for a new onshore exploration license must submit a performance bank guarantee for 10% of the cost of the proposed work program upon the award by the Petroleum Commissioner of the applied-for license. An existing onshore exploration license owner will be required to submit a performance bank guarantee equal to 10% of the cost of the balance of the planned work program, by the earlier of (a) the application for a license extension, (b) the application for transfer of license rights, or (c) the application for changes to the work program. The face amount of the performance bank guarantee for existing licenses will be based on an estimated budget for the balance of the planned work program that an existing license owner is to submit to the Petroleum Commissioner, which budget is subject to approval by the Petroleum Commissioner. In the event that the licensee violates (whether intentionally or not) any of the license terms, then the Petroleum Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to cure.

In December 2012 the Ministry of Energy and Water Resources published proposed guidelines relating to the submission of bank guarantees for potential drilling-related environmental damages. The guidelines will apply to all petroleum exploration licenses to be granted on or after June 30, 2013 (or possibly also extensions of existing licenses). Under the proposed guidelines, prior to receiving the approval of the Commissioner to a proposed drilling program, the licensee must submit a bank guarantee in the amount of $100,000 with respect to a drilling depth of up to (and including) 1,000 meters and, if the drilling depth is more than 1,000 meters, the bank guarantee amount increases to $250,000. The Commissioner is entitled to demand a bank guarantee in excess of $250,000 in the event that the Commissioner determines that there is a substantial risk of environmental damage. In the event that the licensee causes environmental damage, the Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to respond to the damages allegation.

The Company believes that these new regulations are likely to significantly increase the expenditures associated with obtaining new exploration rights and considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

Note 8 - Commitments and Contingencies – cont’d

D.	Royalty Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At December 31, 2012 and 2011, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “development stage” and, to this date, no proved reserves have been found.

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

E.	Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally.  A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% interest in the aggregate).  At December 31, 2012 or 2011, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “exploration stage” and, to this date, no proved reserves have been found.

F.	Surface Rights of Drilling Operations

The surface rights to the drill site from which the Company drilled the Ma’anit-Rehoboth #2 wells and Ma’anit-Joseph #3 well, are held under long-term lease by Kibbutz Ma’anit (the “Kibbutz”) with the Israel Lands Authority.

The necessary permission to use the drill site for the Ma’anit-Joseph #3 well to conduct petroleum exploration operations was granted to the Company by the Kibbutz in consideration for a fee of approximately $50,000 for the period up to October 10, 2010 and $5,000 for each year thereafter.

The Israel Lands Authority granted formal consent for the use of the surface with regard to the Ma'anit-Rehoboth #2 well; the expiration date of the consent is March 28, 2013. The Israel Lands Authority granted formal consent for the use of the surface with regard to the Ma'anit-Joseph #3 well; the expiration date of the consent was August 3, 2012; the Company has submitted a request to extend the expiration date.

Note 8 - Commitments and Contingencies – cont’d

F.	Surface Rights of Drilling Operations – cont’d

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

The Israel Lands Authority has granted formal consent for the use of the surface with regard to the Elijah #3 well; the expiration date of the consent was June 21, 2012 and the Company has submitted a request to extend the expiration date.

G.	Operating Leases

(i) The Company has a rental lease for 3,600 square feet of corporate office space in Dallas, and such lease expired on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended lease for the renewal of the lease of its current office premises in Dallas, Texas as well as the addition of additional adjacent space in the building. Pursuant to the Lease Amendment, the lease term on the existing office space as well as the additional premises described below was extended to October 31, 2015.

Rent is paid on a monthly basis and was $6,996 per month for each month from November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through October 31, 2015. Notwithstanding the foregoing, the parties have agreed that so long as there is no event of default under the Lease Amendment then the monthly payments for the additional premium of $1,434 through October 31, 2012 and $1,544 thereafter through October 31, 2013 are to be abated. Accordingly, assuming an event of default has not occurred, the monthly rent for the period through October 31, 2012 will be $5,561 and for the period from November 1, 2012 through October 31, 2013 will be $5,989.

(ii) The Company’s field office in Caesarea Israel consists of 5,565 square feet. The sublease term continues through March 31, 2014. Under the sublease agreement, at the end of the initial 12 months of the sublease term, either the sub-lessor or the Company may, at its sole discretion upon the furnishing to the other of written notice within seven days after the end of the initial 12 month period, terminate the sublease agreement, whereupon the Company will be required to vacate the subleased premises within six months of the giving of such notice. The right to terminate early as described above shall also inure to each of the Company and the sub-lessor at the end of each of the 18th and 24th month following the commencement of the sublease lease Agreement term. Under the sublease agreement, the Company is authorized to further sublease all or part of the subleased premises to a third party that is pre-approved by the sub-lessor.

Rent is paid on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $7,600 per month at the exchange rate in effect on the date of this report). The Company is also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, insurance and maintenance payments during the sublease term.

Total rent expense for 2012, 2011 and 2010 was $183,000, $159,000 and $96,000, respectively.

Note 8 - Commitments and Contingencies – cont’d

G.	Operating Leases – cont’d

The future minimum lease payments as of December 31, 2012 are as follows:

US$ thousands

2013	190
2014	128
2015	81
399

H.	Drilling Contract with AME/GYP

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd. (“AME”) pursuant to which AME shipped into Israel its 2,000 horsepower rig for use in the drilling contemplated by the Company’s business plan. The rig arrived in Israel and cleared customs in April 2009 and was used to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 and the Ma’anit-Joseph #3 well. The contract provided for the wells to be drilled on a daywork basis with payment to Aladdin at the rate of $28,500 per drilling day, and other scheduled rates for non-operating days. Drilling operations on the Ma’anit-Joseph #3 well were concluded in July 2011, whereupon the Company released the rig.

During the years ended December 31, 2012, 2011 and 2010, the Company made payments to AME and GuyneyYildizi Petrol UretimSondajMut, ve Tic A.S. (“GYP”) of $627,000, $5,963,000 and $11,232,000 respectively.

As previously disclosed, AME is part of a group of privately owned affiliated entities. The Company also disclosed that GYP, an affiliated entity of AME, advised the Company in April 2011 that GYP was the owner of the rig and, following further investigation by the Company, the Company agreed to remit the payments payable under the drilling contract between it and AME directly to GYP. The Company obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP.

In the context of finalizing amounts owed to GYP under the drilling contract, in April 2012 GYP advised the Company in writing that approximately $1.5 million remains outstanding under the drilling contract, which amount purportedly includes $550,000 in rig demobilization fees.

In May 2012, the Company and GYP agreed that the Company will pay GYP $627,000 in full and final settlement of past bills and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 in respect of the rig demobilization remains outstanding. The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom. On February 25, 2013, GYP advised the Company in writing of GYP’s intention to seek arbitration under the drilling contract; however, GYP indicated its desire to find an amicable solution in lieu of initiating formal arbitration proceedings and requested that negotiations to resolve this matter be commenced. As of the date hereof, the Company is studying the matter.

Note 8 - Commitments and Contingencies – cont’d

I.	Separation Agreement

Effective October 18, 2012, the Company’s then Chief Executive Officer resigned from all positions held with the Company. In connection with his resignation, on October 18, 2012, the Company and the former officer entered into an agreement pursuant to which the Company remitted to him a lump-sum payment of $137,500 representing six months current gross salary, approximately $17,000 in unused vacation days, as well as all other social benefits commonly remitted in Israel upon termination of employment. In addition, the former officer will be able to exercise options to purchase up to 260,000 shares of the Company’s common stock previously issued to him, through their maximum exercise period. Under the agreement, the former officer furnished to the Company a general release.

Note 9 – Risks and Uncertainties

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

Note 10 - Subsequent Events

In January 2013, the Company awarded to a newly appointed non-employee director from the 2011 Directors Plan vested options to purchase 25,000 shares of common stock at a per share exercise price of $1.73. The options were vested upon grant and are exercisable through January 9, 2019. The fair value of the options on the date of grant amounted to $19,099.

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

(v) Amended and Restated Employment Agreement dated as of March 19, 2012 between Zion Oil & Gas, Inc. and Victor G. Carrillo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2012)

(vi) Third Amended and Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

(vii) First Amended and Restated Employment Agreement dated June 25, 2012 between the Company and Mr. Richard Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 29, 2012)

(viii) Agreement, dated as of October 18, 2012 between Zion Oil & Gas, Inc. and Richard Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 29, 2012).

10.4	International Daywork Drilling Contract – Land dated as of September 12, 2008 between Zion Oil & Gas, Inc. and Aladdin Middle East Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 16, 2008)

10.5	Amendment No. 1, dated as of December 7, 2008, to International Daywork Drilling Contract – Land dated as of September 12, 2008 between Zion Oil & Gas, Inc. and Aladdin Middle East Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 16, 2008)

Exhibit Index

10.6	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)

10.7	Amendment No. 4, dated as of April 23, 2010, to International Daywork Drilling Contract – Land dated as of September 12, 2008 between Zion Oil & Gas, Inc. and Aladdin Middle East Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2010)

10.8	Settlement Agreement dated as of July 8, 2010, between Zion Oil & Gas, Inc. and Sandra F. Green (incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K as filed with the SEC on July 9, 2010)

10.9	Office Sublease Agreement dated as of December 30, 2010 between Zion Oil & Gas, Inc. and Spectrum Dynamics (Israel) Ltd., as sublessor (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 16, 2011)

10.10	Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2011)

10.11	Settlement Agreement dated as of August 3, 2011 between Zion Oil & Gas, Inc. and Patti Beals (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 5, 2011)

10.12	Third Amendment to Lease Agreement dated as of October 11, 2011 between Zion Oil & Gas, Inc. and Hermosa LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2011)

10.13	Settlement Agreement dated as of October 3, 2011 between Zion Oil & Gas, Inc. and William L. Ottaviani (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 19, 2011)

10.14	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

10.15	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

10.16	Amendment to Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 26, 2012)

10.17	Extension to Asher-Menashe License (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.18	Memorandum of Understanding dated as of June 4, 2012 between Zion Oil & Gas, Inc. and Lapidoth Israel Oil Prospectors Corp. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 7, 2012)

10.19	Extension to Joseph License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 27, 2011) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 16, 2012)

Exhibit Index

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

23.1*	Consent of MaloneBailey, LLP

23.2*	Consent of Lane Gorman Trubitt, PLLC

23.3*	Consent of Somekh Chaikin, a member of KPMG International

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS* (1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase

*filed herewith

1. Pursuant to Rule 406T of Registration S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.