Form 10-Q
period 2013-03-31
ZION OIL & GAS INC
filed 2013-05-13
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2013; or

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

As of May 3, 2013, Zion Oil & Gas, Inc. had outstanding 32,811,508 shares of common stock, par value $0.01 per share.

INDEX PAGE

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	March 31	December 31
	2013	2012
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	13,739	14,983
Fixed short term bank deposits - restricted	290	284
Prepaid expenses and other	305	394
Other receivables	9	607
Total current assets	14,343	16,268

Unproved oil and gas properties, full cost method	3,072	4,700

Property and equipment at cost
Net of accumulated depreciation of $266,000 and $246,000	210	222

Other assets
Assets held for severance benefits	136	114

Total assets	17,761	21,304

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	92	631
Asset retirement obligation	870	870
Accrued liabilities	1,387	1,358
Total current liabilities	2,349	2,859

Provision for severance pay	167	199

Total liabilities	2,516	3,058

Commitments and contingencies (See Note 4)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 : Issued and outstanding: 32,771,210 and 32,768,710 shares at March 31, 2013 and December 31, 2012 respectively	328	328
Additional paid-in capital	137,121	136,881
Deficit accumulated in development stage	(122,204)	(118,963)
Total stockholders’ equity	15,245	18,246

Total liabilities and stockholders' equity	17,761	21,304

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

			Period from
			April 6, 2000
			(inception) to
	For the three months ended March 31,		March 31
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

General and administrative expenses
Legal and professional	341	270	9,644
Salaries	571	1,247	18,652
Other	486	1,233	15,690
Impairment of unproved oil and gas properties	1,851	-	77,820
Loss from operations	(3,249)	(2,750)	(121,806)

Other income (expense), net
Termination of initial public offering	-	-	(527)
Other income, net	-	-	80
Foreign exchange gain (loss)	6	39	(143)
Interest income, net	2	9	192

Loss before income taxes	(3,241)	(2,702)	(122,204)

Income taxes	-	-	-

Net loss	(3,241)	(2,702)	(122,204)

Net loss per share of common stock - basic and diluted (in US$)	(0.10)	(0.09)	(8.32)

Weighted-average shares outstanding – basic and diluted (in thousands)	32,804	30,474	14,695

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity

			Additional	Deficit accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2012	32,769	328	136,881	(118,963)	18,246
Funds received from warrant exercises	-	-	-	-	-
Funds received from option exercises	3	(*)	-	-	(*)
Value of options granted to employees, directors and others	-	-	240	-	240
Net loss	-	-	-	(3,241)	(3,241)
Balances as of March 31, 2013	32,772	328	137,121	(122,204)	15,245

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Period from
			April 6, 2000
	For the three months		(inception) to
	ended March 31		March 31,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(3,241)	(2,702)	(122,204)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	20	16	272
Officer, director and other fees, paid via common stock	-	-	2,330
Cost of options issued to employees, directors & others	212	757	6,422
Interest on short term bank deposits	(6)	(7)	(27)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	-	-	290
Impairment of unproved oil and gas properties	1,851	-	77,820
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	89	13	(305)
Change in other receivables	598	(87)	(9)
Severance pay, net	(54)	17	31
Accounts payable	7	13	740
Accrued liabilities	44	(549)	1,816
Increase (decrease) in deferred officers' compensation (net)	-	-	240
Net cash used in operating activities	(480)	(2,529)	(31,906)

Cash flows from investing activities
Investment in short term bank deposits - restricted	-	(6)	(263)
Acquisition of property and equipment	(8)	(28)	(484)
Investment in unproved oil and gas properties	(756)	(132)	(80,265)
Net cash used in investing activities	(764)	(166)	(81,012)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and exercise of warrants	-	17	130,558
Costs associated with the issuance of stock and warrants	-	-	(4,490)
Net cash provided by financing activities	-	17	126,657

Net increase (decrease) in cash and cash equivalents	(1,244)	(2,678)	13,739
Cash and cash equivalents – beginning of period	14,983	22,231	-
Cash and cash equivalents – end of period	13,739	19,553	13,739

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
			(inception) to
	For the three months ended March 31		March 31,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	-	-	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Cost of options capitalized to unproved oil & gas properties	28	57	626
Value of warrants granted to underwriters	-	-	99
Investment in oil & gas properties	(561)	150	151
Deferred financing costs	-	-	85
Transfer of inventory to unproved oil & gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion is a development stage oil and gas exploration company with a history of more than 12 years of oil & gas exploration in Israel.

As of March 31, 2013, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise. In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 2,378,250 and 15,841,700 common stock equivalents in the three month periods ended March 31, 2013 and 2012, respectively, would be anti-dilutive.

B.	Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

During the three months ended March 31, 2013, the Company recorded a non-cash impairment charge of approximately $1,851,000 of its unproved oil and gas properties. The impairment charge is for all remaining capitalized costs of the Joseph License and is due principally to a decision to prioritize available financial resources and focus Zion’s efforts on the Megiddo-Jezreel Valley area (see Note 4).

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2013, the Company granted options from the 2011 Non-Employee Directors’ Stock Option Plan to purchase 25,000 shares of common stock to one non-employee director at an exercise price of $1.73. The options were vested upon grant and are exercisable through January 9, 2019. The fair value of the options at the date of grant amounted to $19,099.

B.	Stock Options

The stock option transactions since January 1, 2013 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$

Outstanding, December 31, 2012	2,392,000	2.41

Changes to:
Employees, officers and directors	25,000	1.73
Expired/Cancelled/Forfeited	(36,250)	2.48
Exercised	(2,500)	0.01
Outstanding, March 31, 2013	2,378,250	2.40
Exercisable, March 31, 2013	1,680,252	2.54

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2013 and 2012 and the period from April 6, 2000 (inception) to March 31, 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months		Period from April 6,
	ended March 31,		2000 (inception) to
	2013	2012	March 31, 2013

Weighted-average fair value of underlying stock at grant date	$1.73	$2.41	$1.73 - $8.23
Dividend yields	-	-	-
Expected volatility	67%	76%	28.2% - 87%
Risk-free interest rates	0.37%	1.12%-1.92%	0.34% - 5.15%
Expected lives (in years)	3.00	3.22-4.22	1.50 –6.00
Weighted-average grant date fair value	$0.76	$2.40	$0.76 - $5.11

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the three months ended March 31, 2013 and 2012 and the period from April 6, 2000 (inception) to March 31, 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months		Period from April 6,
	ended March 31,		2000 (inception) to
	2013	2012	March 31, 2013

Weighted-average fair value of underlying stock at grant date	-	-	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	-	-	32.20% - 99.80%
Risk-free interest rates	-	-	1.60% - 5.50%
Expected lives (in years)	-	-	0.56 – 10.00
Weighted-average grant date fair value	-	-	$0.68 - $3.91

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the three months ended March 31, 2013 and 2012 and the period from April 6, 2000 (inception) to March 31, 2013 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

The following table summarizes information about stock warrants and options outstanding as of March 31, 2013:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non-vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$

2.61	223,374	8.68	2.61	2.61	870,126	8.68	2.61
2.61	62,500	4.68	2.61	2.61	206,250	4.68	2.61
1.70	120,000	5.73	1.70	1.70	40,000	5.73	1.70
1.70	292,124	9.73	1.70	1.70	97,376	9.73	1.70
-	-	-	-	0.01	2,500	8.68	0.01
-	-	-	-	4.55	15,000	2.84	4.55
-	-	-	-	1.86	25,000	5.68	1.86
-	-	-	-	7.15	12,000	1.75	7.15
-	-	-	-	4.45	25,000	2.82	4.45
-	-	-	-	2.50	282,000	1.75	2.50
-	-	-	-	0.01	30,000	6.84	0.01
-	-	-	-	4.92	25,000	0.42	4.92
-	-	-	-	1.73	25,000	5.78	1.73
-	-	-	-	1.82	25,000	4.21	1.82
0.01-2.61	697,998		2.07	0.01-7.15	1,680,252		2.54

C.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

		Period from April 6, 2000
For the three months ended March 31		(inception) to March 31
2013	2012	2013
US$	US$	US$
211,000	770,000	6,559,000

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

		Period from April 6, 2000
For the three months ended March 31		(inception) to March 31
2013	2012	2013
US$	US$	US$
29,000	44,000	489,000

As of March 31, 2013, there was $373,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

During 2013	311,000
During 2014	62,000
373,000

D.	Dividend Reinvestment and Direct Stock Purchase Plan

On March 27, 2013, the Company filed with the Securities and Exchange Commission (the “SEC”) the prospectus supplement dated as of March 27, 2013 and accompanying base prospectus (collectively, the “Prospectus”) relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”). The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-174266) which was declared effective by the SEC on May 26, 2011.

Under the previously announced offering, the Company is offering (a) shares of common stock and (b) through August 30, 2013, units of the Company’s securities with each unit comprised of (i) one share of common stock and (ii) a warrant to purchase an additional share of the Company’s common stock at an exercise price of $2.00 per share for five years. The securities are being offered by the Company in accordance with the terms of the Plan as described in the Prospectus.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31 2013	December 31 2012
	US$ thousands	US$ thousands
Excluded from amortization base:
Inventory, and other operational related costs	1,197	1,175
Capitalized salary costs	741	781
Legal costs, license fees and other preparation costs	1,129	2,739
Other costs	5	5
Total	3,072	4,700

Impairment of unproved oil and gas properties comprised as follows:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	Period from April 6, 2000 (inception) to March 31, 2013
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	65,631
Capitalized salary costs	142	-	4,126
Legal costs, license fees and other preparation costs	1,709	-	2,655
Other costs	-	-	5,408
	1,851	-	77,820

Note 5 - Commitments and Contingencies

A.	Litigation

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

C.	Environmental and Onshore Licensing Regulatory Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof.

In March 2011, the Ministry of Environmental Protection (the “Environmental Ministry”) issued initial guidelines relating to oil and gas drilling. This is the first time that the Environmental Ministry published specific environmental guidelines for oil and gas drilling operations, relating to onshore and offshore Israel.

The guidelines are detailed and provide environmental guidelines for all aspects of drilling operations, commencing from when an application for a license is filed, and continuing through license award, drilling exploration, production lease, petroleum production and abandonment of the well. The guidelines address details that must be submitted regarding the drill site, surrounding area, the actual drilling operations, the storage and removal of waste and the closing or abandoning of a well. Following meetings between the Environmental Ministry and industry representatives in 2011, the Environmental Ministry indicated that certain of their initial published guidelines would be revised.

On January 9, 2012 the Ministry of Energy and Water Resources (the “Energy Ministry”) submitted for review a proposed code titled "Onshore Oil and Gas Exploration and Production-Environment (Health) and Safety Code – Draft". The purpose of the proposed draft code is to regulate and codify onshore environmental and safety matters relating to oil and gas exploration and production in Israel. Under the proposed draft of the code, as a condition to receiving a license for oil and gas exploration, an applicant will have to submit, in writing, an environmental assessment as well as a safety plan that will have to be periodically updated during and after operations. In addition, as a condition of receiving production rights (in the case of a discovery) an applicant will have to submit an environmental impact report as well as a production safety plan.

In April 2012, the “Environmental Protection Law (Emissions and Transfers to the Environment) Reporting Requirements and Register 2012” became effective. The newly enacted statute imposes reporting obligations on entities engaged in oil and gas exploration activities (amongst others) in Israel relating to quantities of pollutants emitted into the air, water, land and sea (on an annual basis) and the off-site transfer of waste generated in the facility for treatment. The statute provides for the appointment of a registrar whose function is to supervise the submission of the annual reports and their inclusion in the database. The registrar will be entitled to request additional information or clarifications to the annual report submitted. The law also calls for the Environmental Ministry to establish a database containing the information gleaned from annual reports submitted by all subject entities which will be accessible to the public, free of charge.

On April 24, 2012, the proposed draft regulations relating to petroleum exploratory drilling were adopted in large measure. The new regulations are entitled “Petroleum Regulations (Permission to deviate from the provisions of the Planning and Building Law) 5772-2012” and detail a new permitting process. Among other things, the new regulations require the submission, to the local regulatory and permitting authorities, of a detailed environmental report relating to the proposed drilling site and surroundings. The report is to address, in detail, the environmental implications of the drilling, including hydrological analysis, surface water management, risk assessment, environmental impact, and abandonment and remediation of the drill site, among others. The drilling application must be published and there are specified time frames (approximately 100 days) for any person (including environmental and other interested bodies) to comment on the drilling application.

In June 2012, the Energy Ministry issued initial guidelines relating to onshore exploratory licensing. Under the guidelines, which have since been adopted, an application will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration, and that at least one of these persons must be a resident of Israel.

The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities, and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. The applicant will be deemed to have the requisite financial resources if it has liquid assets and equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application will be published in a daily newspaper and the Energy Ministry's web site, and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system that includes certain factors deemed pertinent (i.e., applicant’s corporate structure and experience, team background and experience, financial resources, etc.). A condition to the issuance of any license is the submission by the licensee of a performance bank guarantee in an amount equal to 10% of the cost of the proposed work program. The performance bank guarantee is required at or prior to the award of the exploration rights.

In October 2012, the Energy Ministry published proposed guidelines relating to the submission of performance guarantees for new and existing onshore and offshore exploration licenses. Under the proposed guidelines, an applicant for a new onshore exploration license must submit a performance bank guarantee for 10% of the cost of the proposed work program upon the award by the Petroleum Commissioner (the “Commissioner”) of the requested license. An existing onshore exploration license owner will be required to submit a performance bank guarantee equal to 10% of the cost of the balance of the planned work program by the earlier of (a) the application for a license extension, (b) the application for transfer of license rights, or (c) the application for changes to the work program. The face amount of the performance bank guarantee for existing licenses will be based on an estimated budget for the balance of the planned work program that an existing license owner is to submit to the Commissioner, which budget is subject to approval by the Commissioner. In the event that the licensee violates (whether intentionally or not) any of the license terms, then the Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to cure.

In December 2012, the Energy Ministry published proposed guidelines relating to the submission of bank guarantees for potential drilling-related environmental damages. The guidelines will apply to all petroleum exploration licenses to be granted on or after June 30, 2013 (and possibly extensions of existing licenses). Under the proposed guidelines, prior to receiving the approval of the Commissioner for a proposed drilling program, the licensee must submit a bank guarantee in the amount of $100,000 with respect to a drilling depth of up to (and including) 1,000 meters, which increases to $250,000 if the drilling depth is more than 1,000 meters. The Commissioner is entitled to demand a bank guarantee in excess of $250,000 if the Commissioner determines that there is a substantial risk of environmental damage. If the licensee causes environmental damage, the Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to respond to the damages allegation.

The Company believes that these new regulations are likely to significantly increase the expenditures associated with obtaining new exploration rights and considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling new wells.

D.	Drilling Contract with AME/GYP

As previously disclosed, Aladdin Middle East, Ltd. (“AME”), our prior drilling contractor, is part of a group of privately owned affiliated entities. The Company also disclosed that Guyney Yildizi Petrol (“GYP”), an affiliated entity of AME, advised the Company in April 2011 that GYP was the actual owner of the rig that had been used by the Company and, following further investigation by the Company, the Company agreed to remit the payments then payable under the drilling contract between it and AME directly to GYP. The Company obtained an indemnity agreement from GYP with respect to any damages and costs resulting from such payments to GYP.

In the context of finalizing amounts owed to GYP under the drilling contract, in April 2012 GYP advised the Company in writing that approximately $1.5 million remains outstanding under the drilling contract, which amount purportedly includes $550,000 in rig demobilization fees.

In May 2012, the Company and GYP agreed that the Company would pay GYP $627,000 in full and final settlement of most past bills, and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 for the rig demobilization remains outstanding. The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom. On February 25, 2013, GYP advised the Company in writing of GYP’s intention to seek arbitration under the drilling contract; however, GYP also indicated its desire to find an amicable solution in lieu of initiating formal arbitration proceedings and requested that negotiations to resolve this matter be commenced.

Note 6 - Subsequent Events

On April 10, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Joseph License, which covers approximately 83,000 acres. On May 12, 2013, the Commissioner notified us that Zion’s Joseph License was extended until October 10, 2013.

In April 2013, Zion submitted to Israel’s Petroleum Commissioner and other Ministry officials an application seeking a new petroleum exploration license in the Megiddo-Jezreel Valley area, onshore Israel, covering an area of approximately 98,000 acres. As proposed, the Megiddo-Jezreel Valley license area boundary is adjacent to and westward of Zion’s existing Jordan Valley License, which covers approximately 56,000 acres. If granted, the new Megiddo-Jezreel License would likely be for an initial three-year term, subject to extension at the option of the Commissioner for four additional annual extensions, for a total of seven years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

•	our ability to explore for and develop natural gas and oil resources successfully and economically;

•	the likelihood of being granted new petroleum exploration rights by Israeli authorities;

•	the availability of equipment, such as drilling rigs and transportation pipelines;

•	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

•	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

•	changes in our drilling plans and related budgets;

•	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

•	anticipated trends in our business;

•	our future results of operations;

•	our liquidity and our ability to raise capital to finance our exploration and development activities;

•	our capital expenditure program;

•	future market conditions in the oil and gas industry; and

•	the demand for oil and natural gas, both locally in Israel and globally.

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

Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 12 years of oil and gas exploration in Israel. As of March 31, 2013, we have no revenues or operating income and are considered to be a "development stage" company. We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

We hold three petroleum exploration licenses, named the “Joseph License”, the “Asher-Menashe License” and the "Jordan Valley License", covering approximately 218,000 acres of land in onshore northern Israel. We have continuously held the Joseph License since October 2007 and the Asher-Menashe License since June 2007. We were awarded the Jordan Valley License in April 2011.

The Joseph License is subject to extension through April 10, 2014. On April 10, 2013 we submitted an application seeking a one-year extension for our existing Joseph License through April 10, 2014 to allow for an orderly plugging and abandonment of the wells drilled to date in such license area as required by our license terms. On May 12, 2013, the Commissioner notified us that Zion’s Joseph License was extended until October 10, 2013.

The Asher-Menashe License is scheduled to expire on June 9, 2013 and is subject to extension through June 9, 2014. We plan to file a request with the Petroleum Commissioner’s office to seek a one-year extension of the Asher-Menashe License to June 9, 2014.

The Jordan Valley License is scheduled to expire on April 12, 2014, subject to additional one-year extensions at the option of the Petroleum Commissioner through April 2018.

Current Exploration Efforts

To date, we have completed drilling three exploratory wells in the Joseph License and have partly completed drilling one exploratory well in the Asher-Menashe License area.

We are currently in the process of identifying our next drilling prospect. Toward that end, in April 2013, we submitted an application seeking a new petroleum exploration license in the Megiddo-Jezreel Valley area, onshore Israel, covering an area of approximately 98,000 acres. As proposed, the Megiddo-Jezreel Valley license area boundary is adjacent to and westward of our existing Jordan Valley License. If granted, the new Megiddo-Jezreel Valley License would likely be for an initial three-year term, extendable at the option of the Petroleum Commissioner for four additional one-year terms, for a total of seven years. No assurance can be provided that the Petroleum Commissioner will grant our application or the time frame in which it would be granted.

If we are successful in obtaining the Megiddo-Jezreel Valley license, we will need to acquire additional seismic data to better evaluate the area and determine if we would drill our next exploratory well there.

Subject to award by the Petroleum Commissioner of our application to extend the Asher-Menashe License, we intend to conduct additional in-well testing on the Elijah #3 well. If we encounter commercially productive hydrocarbons, we will evaluate our next action steps to produce and develop the oil and/or natural gas. However, if commercially productive hydrocarbons are not encountered, we are planning for an orderly plugging and abandonment of the Elijah #3 well.

We have also identified an exploration lead in the southern portion of our existing Jordan Valley License as we reassessed our existing seismic data in preparation for submitting our new Megiddo-Jezreel License application.

After we identify the site of our next exploratory well, we will need to begin the procedure of obtaining the needed authorizations and permits to commence drilling. As we have previously disclosed in our periodic filings, we anticipate that the newly promulgated regulations relating to petroleum exploration will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel as well as the associated expenses. We are unable to accurately estimate the time-frame in which we can expect to obtain the necessary authorizations once a drilling prospect has been identified.

Finally, prior to actually spudding our next exploratory well, we will need to contract with an appropriate rig contractor for the necessary drilling rig, operating crews and other appropriate drilling equipment.

License Requirements

Our current licenses require us to take certain exploratory and drilling related actions within specified time frames.

Under the terms of the Asher-Menashe License, we were required, among other things, to file a final report with the Petroleum Commissioner on all exploratory activities in the license area and make recommendations for future plans and sign a drilling contract by December 1, 2012, and commence actual drilling in the license area by January 1, 2013. As required by our license terms, we submitted our Elijah #3 Re-entry Well Geological and Geophysical Progress Report by October 1, 2012. In October 2012 we re-entered the Elijah #3 well to acquire additional reservoir pressure and fluid data and we submitted our Report of Activities and Recommendations in the Asher-Menashe License on December 1, 2012. On March 5, 2013, we updated and supplemented the December 1, 2012 report.

We plan to seek a one-year extension of the Asher-Menashe License through June 9, 2014 to conduct additional in-well testing operations at the Elijah #3 well. We do not have all of the cost, rig and tool availability, logistical and timing details, but after we obtain these details, we plan to submit a separate formal license extension request with a proposed work plan including final plugging and abandonment plans, if commercially productive hydrocarbons are not discovered.

On April 10, 2013, Zion submitted an application seeking a one-year extension for the Joseph License through April 10, 2014 to allow for an orderly plugging and abandonment of the wells drilled to date in such license area as required by our license terms. On May 12, 2013, the Commissioner notified us that Zion’s Joseph License was extended until October 10, 2013.

Under the terms of the Jordan Valley License, we were to identify a drilling prospect in the license area and contract for the drilling of such prospect by October 13, 2012 and to drill a well to a target depth of approximately 5,000 meters by April 13, 2013. We identified an exploration lead in the southern portion of the license area as we reassessed our existing seismic data in preparation for submitting our new Megiddo-Jezreel Valley License application. We will need additional pre-drilling exploratory work such as seismic data acquisition, to identify, if possible, a drillable prospect. Accordingly, we will need extensions of the requirements that we enter into a drilling contract to drill an exploratory well in the license area. As a result, we plan to submit a work plan to maintain/retain the Jordan Valley License through at least our three-year initial period to April 12, 2014.

At this point, we are unable to assess the implications of our non-compliance with the express terms of our licenses.

While we endeavor to comply with the terms of our licenses, the limited availability (and at times complete unavailability) in Israel of suitable equipment and the experienced crews to operate that equipment, and our lack of control over these factors, sometimes prevents us from undertaking required exploratory activities within the time frames prescribed in our licenses. Additionally, we expect that the newly revised permitting process regime may result in further delays in meeting the express terms of the licenses.

We routinely update the Commissioner’s office with all relevant developments, including delays in the time frames specified in our licenses and previous requests for extensions. However, we cannot provide any such assurance that we will be granted such extensions in the future and, accordingly, we are unable to assess the implications, if any, of our non-compliance with the express terms of our licenses.

New Onshore Licensing Guidelines

The procedure for Israeli onshore exploratory licensing has undergone considerable modification.  Under recently adopted guidelines first proposed in June 2012 by the Energy Ministry, applicants for new exploration licenses now need to comply with much more demanding requirements relating to the applicant’s financial capability, experience and access to experienced personnel. For additional detail, refer to Note 5, Subsection C, Environmental and Onshore Licensing Regulatory Matters.

We believe that these new regulations are likely to significantly increase the expenditures associated with obtaining new exploration rights and considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling new wells.

Capital Resources Highlights

We will need to raise significant funds to drill our next exploratory well to the desired depth. No assurance can be provided that we will be successful in raising the needed capital on terms favorable to us (or at all).

Toward that end, on March 27, 2013, we launched a Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) which offers investors the ability to purchase shares of our common stock directly from us. Additionally, through August 30, 2013, investors can also purchase under the Plan units of the Company’s securities with each unit comprised of (i) one share of common stock and (ii) a warrant to purchase an additional share of the Company’s common stock. The warrant will become first exercisable on September 30, 2013 and continue to be exercisable through September 30, 2018 at a per share exercise price of $2.00. The Plan is being administered by Registrar and Transfer Company of Cranford, New Jersey, which also serves as our stock transfer agent.

Under the Plan, investors can make an initial investment in our common stock or units, or a combination of both, with an initial payment of $250 or more and up to $10,000. Once a registered shareholder, an investor can increase its holdings of our common stock or units (while the units continue to be offered) through optional monthly cash payments of $50 or more. Investors interested in investing over $10,000 can also participate in the waiver program administered by our stock transfer agent.

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

•	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The impairment amounts include amounts paid with respect to drilling operations as well as geological and geophysical costs and various amounts paid to Israeli regulatory authorities.

•	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit, legal and other professional fees. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, office lease, and insurance and related expenses.

•	Depreciation, Depletion, Amortization and Accretion: We utilize the full-cost method of accounting and capitalize all costs associated with our exploration. We apportion these costs to different areas, as appropriate. As we have yet to achieve production, the costs of abandoned wells have been written off, as opposed to including them in an amortization pool.

Critical Accounting Policies

We have identified the accounting principles which we believe are most critical to the reported financial status. Management's discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period.

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

Our oil and gas property represents an investment in unproved properties. Oil and gas property in general is excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is charged to expense since a reserve base has not yet been established. Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

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

During the three months ended March 31, 2013, we recorded a non-cash impairment charge of approximately $1,851,000 of our unproved oil and gas properties representing the remaining capitalized cost of the Joseph License. Following the impairment charges noted above, the total net book value of our unproved oil and gas properties under the full cost method is $3,072,000 at March 31, 2013.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the Three Months Ended March 31
	2013	2012
	(US $ in thousands)
General and administrative expenses
Legal and professional fees	341	270
Salaries	571	1,247
Other	486	1,233
Impairment of unproved oil and gas properties	1,851	-
Other expense (income), net	(8)	(48)
Net loss	3,241	2,702

Revenue.  We have no revenue generating operations, as we are still a development stage oil and gas company.

General and administrative expenses.  General and administrative expenses were $3,249,000 for the three months ended March 31, 2013 compared to $2,750,000 for the three months ended March 31, 2012. The increase in general and administrative expenses during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to the impairment charge of $1,851,000 recorded during the three months ended March 31, 2013 representing the remaining capitalized cost of the Joseph License, offset by a decrease in non-cash expenses recorded in connection with stock option grants that were awarded in December of 2011 and 2012 and lower marketing and investor relations expenses during the 2013 period. Legal and professional fees were $341,000 for the three months ended March 31, 2013 compared to $270,000 for the three months ended March 31, 2012. The increase in legal and professional fees during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to the increased utilization of legal services in connection with the launch in March 2013 of the Plan. Salary expenses were $571,000 for the three months ended March 31, 2013 compared to $1,247,000 for the three months ended March 31, 2012. The decrease in salary expenses during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to non-cash expenses recorded in connection with stock option grants that were awarded in December 2011 and 2012.  Other general and administrative expenses were $486,000 for the three months ended March 31, 2013 as compared to $1,233,000 for the corresponding period in 2012. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to decreased marketing and investor relations related expenses.

Other expense (income), net.  Other expense (income), net, was ($8,000) for the three months ended March 31, 2013 as compared to other expense (income) of ($48,000) for the three months ended March 31, 2012. The decrease in expenses (recorded as income) during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to currency exchange gains generated by exchange rate fluctuations of the U.S. dollar against the New Israeli Shekel.

Net Loss.   Net loss was $3,241,000 for the three months ended March 31, 2013 compared to $2,702,000 for the three month period ended March 31, 2012.The increase in net loss for the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to the recording of an impairment charge of $1,851,000 pertaining to the Joseph License.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

At March 31, 2013, we had approximately $13,739,000 in cash and cash equivalents compared to $14,983,000 at December 31, 2012.

During the three months ended March 31, 2013, cash used in operating activities totaled $480,000. No cash was provided by financing activities during the three months ended March 31, 2013. Net cash used in investing activities such as unproved oil and gas properties and other assets was $764,000 during the three months ended March 31, 2013.

In advancing our exploration programs, we expect to incur substantial expenditures. We estimate that, when we are not actively drilling a well, our expenditures are approximately $520,000 per month excluding exploratory operational activities. However, if we are to become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The drilling cost estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through July 31, 2014. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (i.e., seismic acquisitions) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the launch in March 2013 of the Plan discussed above. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the first quarter of 2013, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2010, the NIS has experienced a devaluation of approximately 2.8% against the USD. Continued devaluation of the NIS (against the USD) should result in lower operating costs for us from NIS denominated expenses. Since December 31, 2012, 2011, and 2010 to March 31, 2013, the USD has strengthened by approximately (2.3%), (4.5%) and 2.8% respectively against the NIS. If the very recent trend of the revalued NIS is reversed, and the USD is revalued against the NIS, then we expect that this trend will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2013, we had cash, cash equivalents and restricted short-term bank deposits of approximately $14,029,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2013 was approximately 0.18%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of March 31, 2013, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

During the quarter ended March 31, 2013, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended March 31, 2013, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

On May 12, 2013, the Petroleum Commissioner notified us that Zion’s Joseph License was extended until October 10, 2013.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Joseph Petroleum Exploration License No. 339 Extension Letter (Translation)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 13, 2013	Date:	May 13, 2013

Exhibit Index:

10.1	Joseph Petroleum Exploration License No. 339 Extension Letter (Translation)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* In accordance with Rule 406T of Registration S-T, these exhibits are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these sections.

