Form 10-Q
period 2013-06-30
ZION OIL & GAS INC
filed 2013-08-05
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2013; or

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

As of July 24, 2013, Zion Oil & Gas, Inc. had outstanding 33,155,140 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.
(A Development Stage Company)
UNAUDITED
Balance Sheets as of

	June 30	December 31
	2013	2012
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	12,579	14,983
Fixed short term bank deposits - restricted	321	284
Prepaid expenses and other	394	394
Other receivables	313	607
Total current assets	13,607	16,268

Unproved oil and gas properties, full cost method	3,243	4,700

Property and equipment at cost
Net of accumulated depreciation of $288,000 and $246,000	203	222

Other assets
Assets held for severance benefits	139	114

Total assets	17,192	21,304

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	167	631
Asset retirement obligation	1,004	870
Accrued liabilities	1,413	1,358
Total current liabilities	2,584	2,859

Provision for severance pay	168	199

Total liabilities	2,752	3,058

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 Issued and outstanding: 33,021,588 and 32,768,710 shares at June 30, 2013 and December 31, 2012 respectively	330	328
Additional paid-in capital	137,924	136,881
Deficit accumulated in development stage	(123,814)	(118,963)
Total stockholders’ equity	14,440	18,246

Total liabilities and stockholders' equity	17,192	21,304

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
UNAUDITED
Statements of Operations

					Period from
					April 6, 2000
	For the three months		For the six months		(inception) to
	ended June 30		ended June 30		June 30
	2013	2012	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative expenses
Legal and professional	245	346	586	616	9,889
Salaries	632	957	1,203	2,204	19,284
Other	738	874	1,224	2,107	16,428
Impairment of unproved oil and gas properties	-	-	1,851	-	77,820
Loss from operations	(1,615)	(2,177)	(4,864)	(4,927)	(123,421)

Other income (expense), net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	-	80
Foreign exchange gain (loss)	3	(30)	9	9	(140)
Interest income, net	2	7	4	16	194

Loss before income taxes	(1,610)	(2,200)	(4,851)	(4,902)	(123,814)
Income taxes	-	-	-	-	-

Net loss	(1,610)	(2,200)	(4,851)	(4,902)	(123,814)

Net loss per share of common stock - basic and diluted (in US$)	(0.05)	(0.07)	(0.15)	(0.16)	(8.21)

Weighted-average shares outstanding – basic and diluted (in thousands)	32,908	30,601	32,877	30,540	15,080

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
UNAUDITED
Statements of Changes in Stockholders' Equity

					Deficit
				Additional	accumulated
	Common Stock			paid-in	in development
	Shares	Amounts		capital	stage	Total
	US$ thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2012	32,769	328		136,881	(118,963)	18,246
Funds received from sale of DSPP units and shares	248	2		552	-	554
Funds received from option exercises	5	(*	)	-	-	(*	)
Value of options granted to employees, directors and others	-	-		491	-	491
Net loss	-	-		-	(4,851)	(4,851)
Balances as of June 30, 2013	33,022	330		137,924	(123,814)	14,440

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
UNAUDITED
Statements of Cash Flows

			Period from
			April 6, 2000
	For the six months		(inception) to
	ended June 30		June 30,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(4,851)	(4,902)	(123,814)
Adjustments required to reconcile net loss to net cash
used in operating activities:
Depreciation	42	35	294
Officer, director and other fees, paid via common stock	-	-	2,330
Cost of options issued to employees, directors & others	447	1,205	6,657
Interest on short term bank deposits	(9)	(1)	(30)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	134	-	424
Impairment of unproved oil and gas properties	1,851	-	77,820
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	-	(91)	(394)
Change in other receivables	294	(196)	(313)
Severance pay, net	(56)	(62)	29
Accounts payable	76	(70)	809
Accrued liabilities	57	(1,042)	1,829
Increase in deferred officers' compensation (net)	-	-	240
Net cash used in operating activities	(2,015)	(5,124)	(33,441)

Cash flows from investing activities
Investment in short term bank deposits - restricted	(28)	-	(291)
Acquisition of property and equipment	(23)	(43)	(499)
Investment in unproved oil and gas properties	(892)	(617)	(80,401)
Net cash used in investing activities	(943)	(660)	(81,191)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and exercise of warrants	554	685	131,112
Costs associated with the issuance of stock and warrants	-	-	(4,490)
Net cash provided by financing activities	554	685	127,211

Net increase (decrease) in cash and cash equivalents	(2,404)	(5,099)	12,579
Cash and cash equivalents – beginning of period	14,983	22,231	-
Cash and cash equivalents– end of period	12,579	17,132	12,579

Zion Oil & Gas, Inc.
(A Development Stage Company)
UNAUDITED
Statement of Cash Flows (cont'd)

			Period from
			April 6, 2000
	For the six months		(inception) to
	ended June 30		June 30,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	-	-	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of warrants granted to underwriters	-	-	99
Deferred financing costs	-	-	85
Cost of options capitalized to oil & gas properties	44	89	642
Investment in oil & gas properties	(542)	6	170
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

UNAUDITED

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Zion Oil & Gas, Inc. (collectively, the “Company”, “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion is a development stage oil and gas exploration company with a history of more than 12 years of oil & gas exploration in Israel.

As of June 30, 2013, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise. In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company discovers commercially productive oil and/or natural gas and establishes sales revenues therefrom.

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 2,544,807 and 15,287,761 common stock equivalents in the six month periods ended June 30, 2013 and 2012, respectively, would be anti-dilutive.

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

UNAUDITED

C.	Oil and Gas Properties and Impairment

The Company follows the full-cost method of accounting for oil and gas properties.  Accordingly, all costs associated with geological and geophysical data acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

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

The Company’s oil and gas property represents an investment in unproved properties.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has or should be declared.  The amount of any impairment is charged to expense since a reserve base has not been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information.

During the six months ended June 30, 2013, the Company recorded a non-cash impairment charge of approximately $1,851,000 of its unproved oil and gas properties. The impairment charge is for all remaining capitalized costs of the Joseph License and is due principally to a decision to prioritize available financial resources and focus Zion’s efforts on the Megiddo-Jezreel Valley area (see Note 4).

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2013, the Company granted options from the 2011 Non-Employee Directors’ Stock Option Plan to purchase 25,000 shares of common stock to one non-employee director at an exercise price of $1.73. The options were vested upon grant and are exercisable through January 9, 2019. The fair value of the options at the date of grant amounted to $19,099.

B.	2005 Stock Option Plan

During the six months ended June 30, 2013, the Company granted options under the 2005 Stock Option Plan to purchase a total of 45,000 shares of common stock to executive officers, other staff members and service providers at an exercise price of $0.01. The options were vested upon grant and are exercisable through June 28, 2023. The fair value of the options at the date of grant amounted to $100,425.

C.	Stock Options

The stock option transactions since January 1, 2013 are shown in the table below:

		Weighted
		average
	Number of shares	exercise price
		US$

Outstanding, December 31, 2012	2,392,000	2.41
Changes to:

Investors in DSPP (Units) (*)	177,807	2.00
Employees, officers and directors	70,000	0.62
Expired/Cancelled/Forfeited	(90,000)	2.41
Exercised	(5,000)	0.01
Outstanding, June 30, 2013	2,544,807	2.34
Exercisable, June 30, 2013	1,905,002	2.46

(*) See Note 3D

UNAUDITED

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2013 and 2012 and the period from April 6, 2000 (inception) to June 30, 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months		Period from April 6,
	ended June 30,		2000 (inception) to
	2013	2012	June 30, 2013
Weighted-average fair value of underlying stock at grant date	$ 1.99	$2.23	$1.73 - $8.23
Dividend yields	-	-	-
Expected volatility	67%-81%	68%-87%	28.2% - 87%
Risk-free interest rates	0.37%-1.41%	0.35%-1.92%	0.34% - 5.15%
Expected lives (in years)	3.00-5.00	2.50-5.20	1.50 –6.00
Weighted-average grant date fair value	$ 1.50	$1.94	$0.76 - $5.11

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six months ended June 30, 2013 and 2012 and the period from April 6, 2000 (inception) to June 30, 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months		Period from April 6,
	ended June 30,		2000 (inception) to
	2013	2012	June 30, 2013
Weighted-average fair value of underlying stock at grant date	$ 2.24	-	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	76%	-	32.20% - 99.80%
Risk-free interest rates	2.52%	-	1.60% - 5.50%
Expected lives (in years)	10.00	-	0.56 – 10.00
Weighted-average grant date fair value	$ 2.23	-	$0.68 - $3.91

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

UNAUDITED

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the six months ended June 30, 2013 and 2012 and the period from April 6, 2000 (inception) to June 30, 2013 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No.110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

The following table summarizes information about stock warrants and options outstanding as of June 30, 2013:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non-vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average	Range of		remaining	Average
Range of	Number	contractual	Exercise	exercise	Number	contractual	exercise
exercise price	outstanding	life (years)	price	price	Outstanding	Life (years)	price
US$			US$	US$			US$
2.61	106,062	8.44	2.61	2.61	961,188	8.44	2.61
2.61	25,000	4.43	2.61	2.61	231,250	4.43	2.61
1.70	87,500	5.48	1.70	1.70	57,500	5.48	1.70
1.70	243,436	9.48	1.70	1.70	146,064	9.48	1.70
2.00	177,807	5.25	2.00	0.01	45,000	10.00	0.01
-	-	-	-	4.55	15,000	2.59	4.55
-	-	-	-	1.86	25,000	5.43	1.86
-	-	-	-	7.15	12,000	1.50	7.15
-	-	-	-	4.45	25,000	2.58	4.45
-	-	-	-	2.50	282,000	1.50	2.50
-	-	-	-	0.01	30,000	6.59	0.01
-	-	-	-	4.92	25,000	0.17	4.92
-	-	-	-	1.73	25,000	5.53	1.73
-	-	-	-	1.82	25,000	3.96	1.82
0.01-2.61	639,805		1.97	0.01-7.15	1,905,002		2.46

D.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

		Period from April 6, 2000
For the six months ended June 30		(inception) to June 30
2013	2012	2013
US$	US$	US$
364,000	1,242,000	6,712,000

UNAUDITED

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

		Period from April 6, 2000
For the six months ended June 30		(inception) to June 30
2013	2012	2013
US$	US$	US$
127,000	78,000	587,000

As of June 30, 2013, there was $270,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

During 2013	188,000
During 2014	82,000
270,000

E.	Dividend Reinvestment and Direct Stock Purchase Plan

On March 27, 2013, the Company filed with the Securities and Exchange Commission (the “SEC”) the prospectus supplement dated as of March 27, 2013 and accompanying base prospectus (collectively, the “Prospectus”) relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DSPP”). The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-174266) which was declared effective by the SEC on May 26, 2011.

Under the previously announced offering, the Company is offering (a) shares of common stock and (b) through August 30, 2013, units of the Company’s securities with each unit comprised of (i) one share of common stock and (ii) a warrant to purchase an additional share of the Company’s common stock at an exercise price of $2.00 per share for five years. The securities are being offered by the Company in accordance with the terms of the DSPP as described in the Prospectus. As of June 30, 2013, the Company and its registered agent, Registrar and Transfer Company ("RTC"), had collected approximately $554,000 from the DSPP.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2013	December 31, 2012
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	1,197	1,175
Capitalized salary costs	809	781
Legal costs, license fees and other preparation costs	1,232	2,739
Other costs	5	5
	3,243	4,700

UNAUDITED

Impairment of unproved oil and gas properties comprised as follows:

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	Period from April 6, 2000 (inception) to June 30, 2013
	US$ thousands	US$ thousands	US$ thousands
Drilling operations, completion costs and other related costs	-	-	65,631
Capitalized salary costs	142	-	4,126
Legal costs, license fees and other preparation costs	1,709	-	2,655
Other costs	-	-	5,408
	1,851	-	77,820

Note 5 - Commitments and Contingencies

A.	Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company cannot predict with certainty the outcome or effect of any of the litigation or investigatory matters or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of these lawsuits and investigations.

B.	Asset Retirement Obligation

The Company currently estimates the costs of plugging and decommissioning of the exploratory wells drilled to date in the Asher-Menashe and Joseph License areas to be approximately $1,004,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

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

The guidelines are detailed and provide environmental guidelines for all aspects of drilling operations, commencing from when an application for a license is filed, and continuing through license award, drilling exploration, production lease, petroleum production and abandonment of the well. The guidelines address details that must be submitted regarding the drill site, surrounding area, the actual drilling operations, the storage and removal of waste and the closing or abandoning of a well. Following meetings between the Ministry and industry representatives in 2011, the Ministry indicated that certain of their initial published guidelines would be revised.

UNAUDITED

In January 2012, the Ministry of Energy and Water Resources submitted for review a proposed code titled "Onshore Oil and Gas Exploration and Production-Environment (Health) and Safety Code – Draft". The purpose of the proposed draft code is to regulate and codify onshore environmental and safety matters relating to oil and gas exploration and production in Israel. Under the proposed draft of the code, as a condition to receiving a license for oil and gas exploration, an applicant will have to submit, in writing, an environmental assessment as well as a safety plan that will have to be periodically updated during and after operations. In addition, as a condition to receiving production rights (in the case of a discovery) an applicant will have to submit an environmental impact report as well as a production safety plan.

In April 2012, the “Environmental Protection Law (Emissions and Transfers to the Environment) Reporting Requirements and Register 2012” became effective. This statute imposes reporting obligations on entities engaged in oil and gas exploration activities (amongst others) in Israel relating to quantities of pollutants emitted into the air, water, land and sea (on an annual basis) and the off-site transfer of waste generated in the facility for treatment. The annual report that is to be furnished does not apply to the Company’s operations until we establish oil and/or gas production.

In April 2012, the proposed draft regulations relating to petroleum exploratory drilling were adopted in large measure. The new regulations are entitled “Petroleum Regulations (Permission to deviate from the provisions of the Planning and Building Law) 2012” and detail a new permitting process. Among other things, the new regulations require the submission, to the local regulatory and permitting authorities, of a detailed environmental report relating to the proposed drilling site and surroundings. The report is to address, in detail, the environmental implications of the drilling, including hydrological analysis, surface water management, risk assessment, environmental impact, and abandonment and remediation of the drill site, among others. The drilling application must be published and there are specified time frames (approximately 100 days) for any person (including environmental and other interested bodies) to comment on the drilling application.

In June 2012, the Ministry of Energy and Water Resources (the “Energy Ministry) issued initial guidelines relating to onshore exploratory licensing. Under the guidelines, which have since been adopted, an application will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration, and at least one of these persons must be a resident of Israel.

The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities, and at least 50% of the estimated drilling costs, but in any event not less than $5 million. The applicant will be deemed to have the requisite financial resources if it has liquid assets and equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application will be published in a daily newspaper and the Ministry's web site, and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system that includes certain factors deemed pertinent (i.e., applicant’s corporate structure and experience, team background and experience, financial resources, etc.). A condition to the issuance of any license is the submission by the licensee of a performance bank guarantee in an amount equal to 10% of the cost of the proposed work program. The performance bank guarantee is required at or prior to the award of the exploration rights.

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

UNAUDITED

In December 2012, the Energy Ministry published proposed guidelines relating to the submission of bank guarantees for potential drilling-related environmental damages. The guidelines will apply to all petroleum exploration licenses to be granted on or after June 30, 2013 (and possibly extensions of existing licenses). Under the proposed guidelines, prior to receiving the approval of the Commissioner for a proposed drilling program, the licensee must submit a bank guarantee in the amount of $100,000 with respect to a drilling depth of up to (and including) 1,000 meters, which increases to $250,000 if the drilling depth is more than 1,000 meters. The Commissioner is entitled to demand a bank guarantee in excess of $250,000 if the Commissioner determines that there is a substantial risk of environmental damage. If the licensee causes environmental damage, the Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to respond to the allegation of damages.

The Company believes that these new regulations are likely to significantly increase the expenditures associated with obtaining new exploration rights and considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

D.	Drilling Contract with AME/GYP

As previously disclosed, GYP, the owner of the rig previously used by the Company and an affiliated entity of AME, our prior drilling contractor, advised that $550,000 remains unpaid for rig demobilization.  The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

On February 25, 2013, GYP advised the Company in writing of GYP's intention to seek arbitration under the drilling contract; however, GYP also indicated its desire to find an amicable solution in lieu of initiating arbitration proceedings and offered a deep discount to resolve the matter.  The Company, which denies it owes anything, offered a nuisance amount to resolve it.  The Company's offer has not been accepted by GYP to date, but GYP has not initiated arbitration proceedings, and periodic communications continue between it and the Company.

E.	Company License Area Activities

On April 10, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Joseph License, which covers approximately 83,000 acres. On May 12, 2013, the Commissioner notified us that Zion’s Joseph License was extended until October 10, 2013. Under the license extension, the Company is required to complete the plugging and abandonment of its two wells within the license area by October 1, 2013 to be followed by submission of a report.

In April 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a new petroleum exploration license in the Megiddo-Jezreel Valley area, onshore Israel, covering an area of approximately 98,000 acres. As proposed, the Megiddo-Jezreel Valley license area boundary is adjacent to and westward of Zion’s existing Jordan Valley License, which covers approximately 56,000 acres.  If granted, the new Megiddo-Jezreel License would likely be for an initial three-year term, subject to extension at the option of the Commissioner for additional four annual extensions, for a total of seven years.

On May 23, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Asher-Menashe License, which covers approximately 79,000 acres, to conduct additional in-well testing operations at the Elijah #3 well in hopes of finding commercially productive hydrocarbons.

UNAUDITED

On June 12, 2013, the Company’s Board of Directors authorized in-well testing of its Elijah #3 well with operations likely to occur in October, 2013. Zion plans to perforate the zone of interest, fluid stimulate the carbonate rock, and perform a drill stem test. A drill stem test is a procedure for isolating and testing the pressure, permeability and productive capacity of a geological formation within a well. The test is a key method of obtaining information on the formation fluid and establishing whether a well has found a commercial hydrocarbon reservoir.

On July 7, 2013, the Israeli Petroleum Commissioner notified the Company that it approved the Company’s request for an extension to the scheduled expiration date of the Company’s Asher-Menashe License (Petroleum Exploration License No. 334) to June 9, 2014. Under the terms of the license extension, the Company is required to perform a perforation and stimulation operation at the Elijah #3 well and conduct a production test. If the outcome of the test is negative, the well is to be plugged and abandoned (“P&A”) and within 60 days thereafter, a final report should be submitted and the license is to be returned.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 12 years of oil and gas exploration in Israel. As of June 30, 2013, we have no revenues or operating income and are considered to be a "development stage" company. We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

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

Current Exploration Efforts

In April 2013, we submitted an application seeking a new petroleum exploration license in the Megiddo-Jezreel Valley area, onshore Israel, covering an area of approximately 98,000 acres. As proposed, the Megiddo-Jezreel Valley license area boundary is adjacent to and westward of our existing Jordan Valley License. If granted, the new Megiddo-Jezreel Valley License would likely be for an initial three-year term, extendable at the option of the Petroleum Commissioner for four additional one-year terms, for a total of seven years. Having reviewed our new license application and revised work plan, Israel’s Energy Ministry officially published our proposed license area boundaries. The notice states that any other company has until September 3, 2013 to submit a competing application. After that date, there will be a second review and the license award can then be granted. No assurance can be provided that the Petroleum Commissioner will grant our application or the time frame in which it would be granted.

If we are successful in obtaining the Megiddo-Jezreel Valley license, we will need to both reprocess existing seismic data and acquire new seismic data to refine our understanding of the subsurface geology and confirm our preliminary well site location for our first exploratory well there. Toward that end, in June 2013 we entered into a contract with Geomage, an Israel-based geophysical company, to reprocess existing seismic lines in an effort to improve our subsurface imaging ability in both the Jordan Valley and proposed Megiddo-Jezreel License areas. This effort will aid us in high-grading exploration leads in both areas to possibly develop them into drillable prospects.

On April 10, 2013, Zion submitted to Israel’s Petroleum Commissioner (the “Petroleum Commissioner”) an application seeking a one-year extension for its Joseph License, which covers approximately 83,000 acres. On May 12, 2013, the Petroleum Commissioner notified the Company that our Joseph License was extended until October 10, 2013 to allow for an orderly plugging and abandonment of the wells drilled to date in such license area as required by our license terms.

On May 23, 2013, Zion submitted to the Petroleum Commissioner an application seeking a one-year extension for its Asher-Menashe License, which covers approximately 79,000 acres, to conduct additional in-well testing operations at the Elijah #3 well in hopes of finding commercially productive hydrocarbons. On June 12, 2013, the Company’s Board of Directors authorized in-well testing of Zion’s Elijah #3 well with operations likely to occur in October, 2013. We plan to perforate the zone of interest, fluid stimulate the carbonate rock, and perform a drill stem test. A drill stem test is a procedure for isolating and testing the pressure, permeability and productive capacity of a geological formation within a well. The test is a key method of obtaining information on the formation fluid and establishing whether a well has found a commercial hydrocarbon reservoir.

On July 7, 2013, the Petroleum Commissioner notified the Company that our Asher-Menashe License was extended until June 9, 2014. Under the terms of the license extension, the Company is required to perform a perforation and stimulation operation at the Elijah #3 well and conduct a production test. If the outcome of the test is negative, the well is to be plugged and abandoned (“P&A”) and within 60 days thereafter, a final report should be submitted and the license is to be returned.

The Jordan Valley License is scheduled to expire on April 12, 2014, subject to additional one-year extensions at the option of the Petroleum Commissioner through April 2018.

As we reassessed our existing seismic data to prepare to submit our new Megiddo-Jezreel License application, we identified several exploration leads in our existing Jordan Valley License area. The newly reprocessed seismic data has already helped us to refine our understanding of the underlying geology of the area.

After we identify the site of our next exploratory well, we will need to begin the procedure of obtaining the needed authorizations and permits to commence drilling. As we have previously disclosed in our periodic filings, we anticipate that the newly promulgated regulations relating to petroleum exploration will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel as well as the associated expenses. We are unable to accurately estimate the time frame in which we can expect to obtain the necessary authorizations once a drilling prospect has been identified.

Finally, prior to actually spudding our next exploratory well, we will need to contract with an appropriate rig contractor for the necessary drilling rig, operating crews and other appropriate drilling equipment. Toward that objective, we have already started to evaluate potential contractors both within and outside of Israel.

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

Under the terms of the Asher-Menashe License extension, the Company is required to perform a perforation and stimulation operation at the Elijah #3 well and conduct a production test. If the outcome of the test is negative, the well is to be plugged and abandoned (“P&A”) and within 60 days thereafter, a final report should be submitted and the license is to be returned.

Under the Joseph License extension, the Company is required to complete the plugging and abandonment of its two wells within the license area by October 1, 2013 to be followed by submission of a report.

 As of June 30, 2013, we entered into a 2013 Work Over Contract with Lapidoth Israel Operators to conduct, along with other third parties, the in-well operations at the Elijah #3 well as well as to conduct the P&A operations at the two wells in the Joseph License.

Under the terms of the Jordan Valley License, we were to identify a drilling prospect in the license area and contract for the drilling of such prospect by October 13, 2012 and to drill a well to a target depth of approximately 5,000 meters by April 13, 2013. We identified several exploration leads in the license area as we reassessed our existing seismic data in preparation for submitting our new Megiddo-Jezreel Valley License application. We will need additional pre-drilling exploratory work such as seismic data reprocessing as well as acquisition, to identify, if possible, a drillable prospect. Accordingly, we will need extensions of the requirements that we enter into a drilling contract to drill an exploratory well in the license area. As a result, we plan to submit a work plan to maintain/retain the Jordan Valley License through at least our three-year initial period to April 12, 2014.

At this point, we are unable to assess the implications, if any, of our non-compliance with the express terms of our licenses.

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

We routinely update the Commissioner’s office with all relevant developments, including delays in the time frames specified in our licenses and previous requests for extensions. However, we cannot provide any such assurance that we will be granted such extensions in the future.

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

Under the Plan, investors can make an initial investment in our common stock or units, or a combination of both, with an initial payment of $250 or more and up to $10,000. Once a registered shareholder, an investor can increase its holdings of our common stock or units (while the units continue to be offered) through optional monthly cash payments of $50 or more. Investors interested in investing over $10,000 can also participate in the waiver program administered by our stock transfer agent. As of July 24, 2013, the Company raised approximately $850,000 by issuing shares and units to shareholders under the Plan.

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

During the six months ended June 30, 2013, we recorded a non-cash impairment charge of approximately $1,851,000 of our unproved oil and gas properties representing the remaining capitalized cost of the Joseph License. Following the impairment charges noted above, the total net book value of our unproved oil and gas properties under the full cost method is $3,243,000 at June 30, 2013.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2013	2012	2013	2012
	(US $ in thousands)		(US $ in thousands)
General and administrative expenses
Legal and professional fees	245	346	586	616
Salaries	632	957	1,203	2,204
Other	738	874	1,224	2,107

Impairment of unproved oil and gas properties	-	-	1,851	-

Other expense (income), net	(5)	23	(13)	(25)

Net loss	1,610	2,200	4,851	4,902

Revenue.  We have no revenue generating operations, as we are still a development stage oil and gas company.

General and administrative expenses.  General and administrative expenses were $1,615,000 and $4,864,000 for the three and six months ended June 30, 2013 compared to $2,177,000 and $4,927,000, respectively, for the three and six months ended June 30, 2012. The decrease in general and administrative expenses during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to reduced costs in salaries and other expenses, offset by the impairment charge of $1,851,000 recorded during the six months ended June 30, 2013 representing the remaining capitalized cost of the Joseph License. Legal and professional fees were $245,000 and $586,000 for the three and six months ended June 30, 2013 compared to $346,000 and $616,000, respectively, for the three and six months ended June 30, 2012. The decrease in legal and professional fees during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to the decreased utilization of legal services. Salary expenses were $632,000 and $1,203,000 for the three and six months ended June 30, 2013 compared to $957,000 and $2,204,000, respectively, for the three and six months ended June 30, 2012. The decrease in salary expenses during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to a lesser salary cost due to a reduction in workforce coupled with a lesser non-cash expense recorded in connection with stock option grants that were awarded in December 2011 and 2012.  Other general and administrative expenses were $738,000 and $1,224,000 for the three and six months ended June 30, 2013 as compared to $874,000 and $2,107,000, respectively, for the three and six months ended June 30, 2012. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to decreased marketing and investor relations related expenses.

Other expense (income), net.  Other expense (income), net, was ($5,000) and ($13,000) for the three and six months ended June 30, 2013 as compared to $23,000 and ($25,000), respectively, for the three and six months ended June 30, 2012. The decrease in expenses (recorded as income) during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to currency exchange gains generated by exchange rate fluctuations of the U.S. dollar against the New Israeli Shekel.

Net Loss.   Net loss was $1,610,000 and $4,851,000 for the three and six months ended June 30, 2013 compared to $2,200,000 and $4,902,000, respectively, for the three and six months ended June 30, 2012.The decrease in net loss for the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to the reduced costs in salaries and other expenses, as mentioned above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

At June 30, 2013, we had approximately $12,579,000 in cash and cash equivalents compared to $14,983,000 at December 31, 2012.

During the six months ended June 30, 2013, cash used in operating activities totaled $2,015,000. Cash provided by financing activities during the six months ended June 30, 2013 was $554,000 and is attributable to proceeds received from the Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties and other assets was $943,000 during the six months ended June 30, 2013.

In advancing our exploration programs, we expect to incur substantial expenditures. We estimate that, when we are not actively drilling a well, our expenditures are approximately $428,000 per month excluding exploratory operational activities. However, if we are to become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The drilling cost estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through November 30, 2014. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (i.e., seismic acquisitions, drilling and environmental permit acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the launch in March 2013 of the Plan discussed above. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the second quarter of 2013, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2010, the NIS has experienced a devaluation of approximately 1.9% against the USD. Continued devaluation of the NIS (against the USD) should result in lower operating costs for us from NIS denominated expenses. Since December 31, 2012, 2011, and 2010 to June 30, 2013, the USD has strengthened by approximately (3.1%), (5.3%) and 1.9% respectively against the NIS. If the very recent trend of the revalued NIS is reversed, and the USD is revalued against the NIS, then we expect that this trend will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2013, we had cash, cash equivalents and restricted short-term bank deposits of approximately $12,900,000.  The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2013 was approximately 0.18%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of June 30, 2013, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

During the quarter ended June 30, 2013, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dispute with AME/GYP.

As previously disclosed, GYP, the owner of the rig previously used by the Company and an affiliated entity of AME, our prior drilling contractor, advised that $550,000 remains unpaid for rig demobilization.  The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

On February 25, 2013, GYP advised the Company in writing of GYP's intention to seek arbitration under the drilling contract; however, GYP also indicated its desire to find an amicable solution in lieu of initiating arbitration proceedings and offered a deep discount to resolve the matter.  The Company, which denies it owes anything, offered a nuisance amount to resolve it.  The Company's offer has not been accepted by GYP to date, but GYP has not initiated arbitration proceedings, and periodic communications continue between it and the Company.

ITEM 1A.	RISK FACTORS

During the quarter ended June 30, 2013, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Resignation of Board Member

Effective June 30, 2013, Julian Taylor resigned from the Board of Directors (the “Board”) of the Company after having served since June 16, 2009. Mr. Taylor is the founder of Tangent Trading Ltd., an international non-ferrous scrap metal trading company formed in 1985 with offices in London, U.K. and Los Angeles, California. Mr. Taylor was a Class I director, who was on the Nominating & Corporate Governance Committee and was chairman of the Compensation Committee.

Appointment of Board Vacancy

Effective July 1, 2013, the Company has appointed Glen H. Perry to the Board as an independent director as defined by NASDAQ Rule 5605(a) (2). Mr. Perry is not being appointed to any Board committee at this time, but will be actively involved in the Technical Advisory Group.

From 1999 to 2009, Mr. Perry served as a director on the Company’s Board and held various positions. Mr. Perry retired in 2009 as the Company’s President and Chief Operating Officer. Mr. Perry is president of GHP Consulting, LTD, an Israeli limited liability company. Mr. Perry teaches two courses on Drilling Operations and Deep-water Operations in the Masters of Engineering program at the Technion - Israel Institute of Technology. He provides consulting services to Zion as a petroleum engineer on onshore operations as well as to Genie Oil and Gas Israel for onshore shale oil exploration and extraction. He holds a Master of Science in Petroleum Engineering from the University of Texas, Austin, Texas and a Bachelor of Science from the University of Tennessee in Knoxville, Tennessee. Mr. Perry has over 40 years of experience in oil and gas industry engineering and operations. Mr. Perry has both US and Israeli citizenship.

There are no arrangements or understandings between Mr. Perry and any other person pursuant to which he was elected to the Board, and there are no relationships between Mr. Perry and the Company that would require disclosure under Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended. Information regarding compensation paid to Mr. Perry in consideration for his previous services as President of the Company was included in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders held June 16, 2009.

For his services on the Board, Mr. Perry will be compensated as a non-employee director. Mr. Perry will be a Class I director up for reelection at the 2015 annual stockholders meeting.

Effective July 1, 2013, the Board designated Mr. Justin W. Furnace to fill the vacancy on the Compensation Committee and to chair such Committee.

Effective July 1, 2013, the Board designated Mr. Gene Scammahorn to fill the vacancy on the Nominating & Corporate Governance Committee.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 05, 2013	Date:	August 05, 2013

