Form 10-Q
period 2013-09-30
ZION OIL & GAS INC
filed 2013-11-12
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2013; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

6510 Abrams Rd., Suite 300
Dallas, Texas	75231
(Address of principal executive offices)	Zip Code

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

As of October 31, 2013, Zion Oil & Gas, Inc. had outstanding 33,635,948 shares of common stock, par value $0.01 per share.

INDEX PAGE
PART 1 – FINANCIAL INFORMATION

Page

Item 1 - Financial Statements – Unaudited	1

Balance Sheets - September 30, 2013 and December 31, 2012	1

Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the period from April 6, 2000 (inception) to September 30, 2013	2

Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2013	3

Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 and the period from April 6, 2000 (inception) to September 30, 2013	4

Notes to Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	24

Item 4 - Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1 – Legal Proceedings	25

Item 1A – Risk Factors	25

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 - Defaults upon Senior Securities	25

Item 4 – Mine Safety Disclosures	25

Item 5 - Other Information	26

Item 6 – Exhibits	27

SIGNATURES	28

Exhibit Index

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of (Unaudited)

	September 30	December 31
	2013	2012
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	12,632	14,983
Fixed short term bank deposits - restricted	327	284
Prepaid expenses and other	394	394
Other receivables	70	607
Total current assets	13,423	16,268

Unproved oil and gas properties, full cost method	3,428	4,700

Property and equipment at cost
Net of accumulated depreciation of $310,000 and $246,000	186	222

Other assets
Assets held for severance benefits	130	114

Total assets	17,167	21,304

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	157	631
Asset retirement obligation	851	870
Accrued liabilities	1,291	1,358
Total current liabilities	2,299	2,859

Provision for severance pay	155	199

Total liabilities	2,454	3,058

Commitments and contingencies (see Note 4)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 : Issued and outstanding: 33,607,327 and 32,768,710 shares at September 30, 2013 and December 31, 2012 respectively	336	328
Additional paid-in capital	139,432	136,881
Deficit accumulated in development stage	(125,055)	(118,963)
Total stockholders’ equity	14,713	18,246

Total liabilities and stockholders' equity	17,167	21,304

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Period from
					April 6, 2000
	For the three months		For the nine months		(inception) to
	ended September 30		ended September 30		September 30
	2013	2012	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
General and administrative expenses
Legal and professional	262	296	848	912	10,151
Salaries	527	869	1,730	3,073	19,811
Other	477	429	1,701	2,536	16,905
Impairment of unproved oil and gas properties	-	-	1,851	-	77,820
Loss from operations	(1,266)	(1,594)	(6,130)	(6,521)	(124,687)

Other income (expense), net
Termination of initial public offering	-	-	-	-	(527)
Other income, net	-	-	-	-	80
Foreign exchange gain (loss)	21	(1)	30	8	(119)
Interest income, net	4	8	8	24	198

Loss before income taxes	(1,241)	(1,587)	(6,092)	(6,489)	(125,055)
Income taxes	-	-	-	-	-

Net loss	(1,241)	(1,587)	(6,092)	(6,489)	(125,055)

Net loss per share of common stock - basic and diluted (in US$)	(0.04)	(0.05)	(0.18)	(0.21)	(8.12)

Weighted-average shares outstanding – basic and diluted (in thousands)	33,447	31,741	33,049	30,947	15,393

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Unaudited)

				Additional	Deficit accumulated
	Common Stock			paid-in	in development
	Shares	Amounts		capital	stage	Total
	US$ thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2012	32,769	328		136,881	(118,963)	18,246
Funds received from sale of DSPP units and shares	804	8		1,916	-	1,924
Funds received from option exercises	35	(*	)	-	-	(*	)
Value of options granted to employees, directors and others	-	-		635	-	635
Net loss	-	-		-	(6,092)	(6,092)

Balances as of September 30, 2013	33,608	336		139,432	(125,055)	14,713

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
 (A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Period from
			April 6, 2000
	For the nine months		(inception) to
	ended September 30		September 30,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,092)	(6,489)	(125,055)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	64	55	316
Officer, director and other fees, paid via common stock	-	-	2,330
Cost of options issued to employees, directors & others	585	1,541	6,795
Interest on short term bank deposits	(15)	(3)	(36)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	(19)	-	271
Impairment of unproved oil and gas properties	1,851	-	77,820
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	-	(89)	(394)
Change in other receivables	537	(250)	(70)
Severance pay, net	(60)	14	25
Accounts payable	72	(53)	805
Accrued liabilities	(58)	(1,322)	1,714
Increase in deferred officers' compensation (net)	-	-	240
Net cash used in operating activities	(3,135)	(6,596)	(34,561)

Cash flows from investing activities
Investment in short term bank deposits - restricted	(28)	-	(291)
Acquisition of property and equipment	(28)	(48)	(504)
Investment in unproved oil and gas properties	(1,084)	(1,790)	(80,593)
Net cash used in investing activities	(1,140)	(1,838)	(81,388)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and exercise of warrants	1,924	3,222	132,482
Costs associated with the issuance of stock and warrants	-	-	(4,490)
Net cash provided by financing activities	1,924	3,222	128,581

Net increase (decrease) in cash and cash equivalents	(2,351)	(5,212)	12,632
Cash and cash equivalents – beginning of period	14,983	22,231	-
Cash and cash equivalents– end of period	12,632	17,019	12,632

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd) (Unaudited)

			Period from
			April 6, 2000
	For the nine months		(inception) to
	ended September 30		September 30,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	-	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of warrants granted to underwriters	-	-	99
Deferred financing costs	-	-	85
Cost of options capitalized to oil & gas properties	50	124	648
Investment in oil & gas properties	(555)	389	157
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion is a development stage oil and gas exploration company with a history of more than 13 years of oil & gas exploration in Israel.

As of September 30, 2013, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise. In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company discovers commercially productive oil and/or natural gas and establishes sales revenues therefrom.

Note 2 - Summary of Significant Accounting Policies

            A.            Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 3,007,708 and 5,459,942 common stock equivalents in the nine month periods ended September 30, 2013 and 2012, respectively, would be anti-dilutive.

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

During the nine months ended September 30, 2013, the Company recorded a non-cash impairment charge of approximately $1,851,000 of its unproved oil and gas properties. The impairment charge is for all remaining capitalized costs of the Joseph License and is due principally to a decision to prioritize available financial resources and focus Zion’s efforts on the Megiddo-Jezreel and Jordan Valley License areas (see Notes 4 and 6).

Note 3 - Stockholders’ Equity

            A.           2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2013, the Company granted the following options from the 2011 Non-Employee Directors’ Stock Option Plan, to purchase:

i.
25,000 shares of common stock to one non-employee director at an exercise price of $1.73. The options vested upon grant and are exercisable through January 9, 2019.  The fair value of the options at the date of grant amounted to $19,099.

ii.
25,000 shares of common stock to one non-employee director at an exercise price of $2.28. The options vested upon grant and are exercisable through July 10, 2019.  The fair value of the options at the date of grant amounted to $27,808.

iii.
25,000 shares of common stock to one non-employee director at an exercise price of $1.96. The options vested upon grant and are exercisable through September 3, 2019. The fair value of the options at the date of grant amounted to $24,196.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

            B.           2005 Stock Option Plan

During the nine months ended September 30, 2013, the Company granted options under the 2005 Stock Option Plan to purchase a total of 45,000 shares of common stock to executive officers, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 28, 2023.  The fair value of the options at the date of grant amounted to $100,425.

            C.            Stock Options

The stock option transactions since January 1, 2013 are shown in the table below:

	Number of	Weighted average
	shares	exercise price
		US$
Outstanding, December 31, 2012	2,392,000	2.41
Changes to:
Investors in DSPP (Units) (*)	687,645	2.00
Employees, officers and directors	120,000	1.25
Expired/Cancelled/Forfeited	(156,937)	2.78
Exercised	(35,000)	0.01
Outstanding, September 30, 2013	3,007,708	2.28
Exercisable, September 30, 2013	2,065,315	2.44

(*) See Note 3E

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2013 and 2012 and the period from April 6, 2000 (inception) to September 30, 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
	For the nine months ended September 30,		2000 (inception) to September 30,
	2013	2012	2013
Weighted-average fair value of underlying stock at grant date	$2.05	$2.23	$1.73 - $8.23
Dividend yields	-	-	-
Expected volatility	67%-81%	68%-87%	28.2% - 87%
Risk-free interest rates	0.37%-1.41%	0.35%-1.92%	0.34% - 5.15%
Expected lives (in years)	3.00-5.00	2.50-5.20	1.50 –6.00
Weighted-average grant date fair value	$1.27	$1.94	$0.76 - $5.11

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the nine months ended September 30, 2013 and 2012 and the period from April 6, 2000 (inception) to September 30, 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
	For the nine months ended September 30,		2000 (inception) to September 30,
	2013	2012	2013
Weighted-average fair value of underlying stock at grant date	2.24	-	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	76%	-	32.20% - 99.80%
Risk-free interest rates	2.52%	-	1.60% - 5.50%
Expected lives (in years)	10.00	-	0.56 – 10.00
Weighted-average grant date fair value	2.23	-	$0.68 - $3.91

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the nine months ended September 30, 2013 and 2012 and the period from April 6, 2000 (inception) to September 30, 2013 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No.110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The following table summarizes information about stock warrants and options outstanding as of September 30, 2013:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non-vested)				warrants and options (all fully vested)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	Average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	Exercise price	exercise price	Outstanding	Life (years)	exercise price
US$			US$	US$			US$
1.70	70,000	5.23	1.70	1.70	75,000	5.23	1.70
1.70	184,748	9.23	1.70	1.70	192,252	9.23	1.70
2.00	687,645	5.25	2.00	0.01	15,000	9.75	0.01
-	-	-	-	2.61	1,044,813	8.18	2.61
-	-	-	-	2.61	256,250	4.18	2.61
-	-	-	-	4.55	15,000	2.34	4.55
-	-	-	-	1.86	25,000	5.18	1.86
-	-	-	-	7.15	12,000	1.25	7.15
-	-	-	-	4.45	25,000	2.32	4.45
-	-	-	-	2.50	275,000	1.25	2.50
-	-	-	-	0.01	30,000	6.34	0.01
-	-	-	-	2.28	25,000	5.78	2.28
-	-	-	-	1.73	25,000	5.28	1.73
-	-	-	-	1.96	25,000	5.93	1.96
-	-	-	-	1.82	25,000	3.70	1.82
1.70-2.00	942,393		1.92	0.01-7.15	2,065,315		2.44

D.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

For the nine months ended		Period from April 6, 2000
September 30		(inception) to September 30
2013	2012	2013
US$	US$	US$
483,000	1,594,000	6,831,000

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

For the nine months ended		Period from April 6, 2000
September 30		(inception) to September 30
2013	2012	2013
US$	US$	US$
152,000	71,000	613,000

As of September 30, 2013, there was $114,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

US$
During 2013	51,000
During 2014	63,000
114,000

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

Under the previously announced offering, the Company is offering (a) shares of common stock and (b) through November 29, 2013, units of the Company’s securities with each unit comprised of (i) one share of common stock and (ii) a warrant to purchase an additional share of the Company’s common stock at an exercise price of $2.00 per share for five years. The securities are being offered by the Company in accordance with the terms of the DSPP as described in the Prospectus.

On August 26, 2013, the Company extended the expiration date for the Unit program under its DSPP to November 29, 2013. The extension was made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

As of September 30, 2013, the Company and its registered agent, Registrar and Transfer Company ("RTC"), had collected approximately $1,924,000 from the DSPP.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2013	December 31, 2012
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	1,201	1,175
Capitalized salary costs	867	781
Legal costs, license fees and other preparation costs	1,355	2,739
Other costs	5	5
	3,428	4,700

Impairment of unproved oil and gas properties comprised as follows:

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	Period from April 6, 2000 (inception) to September 30, 2013
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	65,631
Capitalized salary costs	142	-	4,126
Legal costs, license fees and other preparation costs	1,709	-	2,655
Other costs	-	-	5,408
	1,851	-	77,820

Note 5 - Commitments and Contingencies

A.	Litigation

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

The Company currently estimates the costs of plugging and decommissioning of the exploratory wells drilled to date in the Asher-Menashe and Joseph License areas to be approximately $851,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

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

In March 2011, the Ministry of Environmental Protection (Environmental Ministry) issued initial guidelines relating to oil and gas drilling. This is the first time that the Ministry published specific environmental guidelines for oil and gas drilling operations, relating to onshore and offshore Israel. The guidelines are detailed and provide environmental guidance for all aspects of drilling operations, commencing from when an application for a license is filed, and continuing through license award, drilling exploration, production lease, petroleum production and abandonment of the well. The guidelines address details that must be submitted regarding the drill site, surrounding area, the actual drilling operations, the storage and removal of waste and the closing or abandoning of a well. Following meetings between the Ministry and industry representatives in 2011, the Ministry indicated that certain of their initial published guidelines would be revised.

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

In July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparations of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.”  This document extensively details the requirements for a supplemental environmental document to an oil and gas exploration plan.

The Company believes that these new regulations will significantly increase the expenditures associated with obtaining new exploration rights and considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

D.	Drilling Contract with AME/GYP

As previously disclosed, GYP, the owner of the rig previously used by the Company and an affiliated entity of AME (our prior drilling contractor), advised that $550,000 remains unpaid for rig demobilization.  The drilling contract between the Company and AME, which was purportedly assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

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
(See Note 6)

E.	Company License Area Activities

On April 10, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Joseph License, which covers approximately 83,000 acres.. On May 12, 2013, the Petroleum Commissioner notified the Company that our Joseph License was extended for only six months, until October 10, 2013 to allow for an orderly plugging and abandonment of the wells drilled to date in such license area as required by our license terms.

In April 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a new petroleum exploration license in the Megiddo-Jezreel Valley area, onshore Israel, covering an area of approximately 98,000 acres. As proposed, the Megiddo-Jezreel Valley license area boundary is adjacent to and westward of Zion’s existing Jordan Valley License, which covers approximately 56,000 acres.  If granted, the new Megiddo-Jezreel License would likely be for an initial three-year term, extendable at the option of the Petroleum Commissioner for four additional one-year terms, for a total of seven years.  (See Note 6)

On May 23, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Asher-Menashe License, which covers approximately 79,000 acres, to conduct additional in-well testing operations at the Elijah #3 well in hopes of finding commercially productive hydrocarbons.

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

As of the date of this filing, the Company continues to plan for in-well testing of its Elijah #3 well with operations likely to occur in mid to late November, 2013. Zion plans to perforate the zone of interest, fluid stimulate the carbonate rock, and perform a drill stem test. A drill stem test is a procedure for isolating and testing the pressure, permeability and productive capacity of a geological formation within a well. The test is a key method of obtaining information on the formation fluid and establishing whether a well has found a commercial hydrocarbon reservoir. If the test is positive, the Company will contact the Petroleum Commissioner’s office to discuss future development plans.  If the outcome of the test is negative, the Company plans to initiate P&A procedures immediately.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 6- Subsequent Events

On October 13, 2013, the Company received a new letter from GYP requesting payment of the $550,000 with no reference to arbitration. By written response on October 29, 2013, the Company respectfully denied any liability on GYP's claim. On October 31, 2013, the Company received an email from GYP disagreeing with the Company's analysis and threatening arbitration if no satisfactory solution can be found. By written response on November 6, 2013, the Company, citing relevant provisions of the drilling contract, again respectfully denied any liability on GYP's claim. (See Note 5D)

On October 22, 2013, Israel's Advisory Petroleum Council met to discuss the Company's new license application and recommended that our application be approved. As of the date of this filing, we are still awaiting official receipt of the new Megiddo-Jezreel License.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to explore for and develop natural gas and oil resources successfully and economically;

●	the likelihood of being granted new petroleum exploration rights by Israeli authorities;

●	the availability of equipment, such as drilling rigs and transportation pipelines;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

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

Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 13 years of oil and gas exploration in Israel. As of September 30, 2013, we have no revenues or operating income and are considered to be a "development stage" company. We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

As of September 30, 2013, we held three petroleum exploration licenses, named the “Joseph License”, the “Asher-Menashe License” and the "Jordan Valley License", covering approximately 218,000 acres of land in onshore northern Israel. We have continuously held the Joseph License since October 2007 and the Asher-Menashe License since June 2007. We were awarded the Jordan Valley License in April 2011.

To date, we have completed drilling three exploratory wells in the Joseph License and have partly completed drilling one exploratory well in the Asher-Menashe License area. We are currently in the process of identifying our next drilling prospect.

Current Exploration Efforts

In April 2013, we submitted an application seeking a new petroleum exploration license in the Megiddo-Jezreel Valley area, onshore Israel, covering an area of approximately 98,000 acres. As proposed, the Megiddo-Jezreel Valley license area boundary is adjacent to and westward of our existing Jordan Valley License. If granted, the new Megiddo-Jezreel Valley License would likely be for an initial three-year term, extendable at the option of the Petroleum Commissioner for four additional one-year terms, for a total of seven years. On October 24, 2013, Zion received word that Israel’s Advisory Petroleum Council met to discuss Zion’s application and recommended to the Petroleum Commissioner that our application be approved.  As of the date of this filing, we are still awaiting official receipt of the new Megiddo-Jezreel License.

Assuming the Company is granted the Megiddo-Jezreel License, we will still need to reprocess existing seismic data and acquire new seismic data to refine our understanding of the subsurface geology and confirm our preliminary well site location for our first exploratory well there. Toward that end, in June 2013 we entered into a contract with Geomage, an Israel-based geophysical company, to reprocess existing seismic lines in an effort to improve our subsurface imaging ability in both the Jordan Valley and proposed Megiddo-Jezreel License areas. This effort will aid us in high-grading exploration leads in both areas to develop them into drillable prospects.  We continue to reprocess existing seismic lines with Geomage.

On April 10, 2013, Zion submitted to Israel’s Petroleum Commissioner (the “Petroleum Commissioner”) an application seeking a one-year extension for its Joseph License, which covers approximately 83,000 acres. On May 12, 2013, the Petroleum Commissioner notified the Company that our Joseph License was extended for only six months, until October 10, 2013 to allow for an orderly plugging and abandonment of the wells drilled to date in such license area as required by our license terms. (See related discussion under "License Requirements.")

On May 23, 2013, Zion submitted to the Petroleum Commissioner an application seeking a one-year extension for its Asher-Menashe License, which covers approximately 79,000 acres, to conduct additional in-well testing operations at the Elijah #3 well in hopes of finding commercially productive hydrocarbons. On June 12, 2013, the Company’s Board of Directors authorized in-well testing of Zion’s Elijah #3 well with operations likely to occur in November, 2013.

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

In mid to late November, we plan to perforate the zone of interest, fluid stimulate the carbonate rock, and perform a drill stem test. A drill stem test is a procedure for isolating and testing the pressure, permeability and productive capacity of a geological formation within a well. The test is a key method of obtaining information on the formation fluid and establishing whether a well has found a commercial hydrocarbon reservoir.  If the test is positive, the Company will contact the Petroleum Commissioner’s office to discuss future development plans.  If the outcome of the test is negative, the Company plans to initiate P&A procedures immediately.

The Jordan Valley License is scheduled to expire on April 12, 2014, subject to additional one-year extensions at the option of the Petroleum Commissioner through April 2018.

As we reassessed our existing seismic data to prepare to submit our new Megiddo-Jezreel License application, we identified several exploration leads in our existing Jordan Valley License area. The newly reprocessed seismic data has already helped us to refine our understanding of the underlying geology of the area.  The Company continues to reprocess existing seismic lines with Geomage to further refine our subsurface geologic model.

After we identify the site of our next exploratory well, we will need to begin the procedure of obtaining the needed authorizations and permits to commence drilling - this includes an extensive environmental supplement to an oil and gas exploration plan and a separate drilling permit. As we have previously disclosed in our periodic filings, we anticipate that the newly promulgated regulations relating to petroleum exploration will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel as well as the associated expenses. We are unable to accurately estimate the time frame in which we can expect to obtain the necessary authorizations once a drilling prospect has been identified.

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

Under the terms of the Asher-Menashe License extension, the Company is required to perform a perforation and stimulation operation at the Elijah #3 well and conduct a production test. If the outcome of the test is negative, the well is to be plugged and abandoned (“P&A”) and within 60 days thereafter, a final report should be submitted and the license is to be returned.  The Company is planning to undertake these operations starting in mid to late November, 2013.

Under the Joseph License extension, the Company is required to complete the plugging and abandonment of its two wells within the license area by October 1, 2013 to be followed by submission of a report.  As of the date of this filing, the Company has completed the plugging obligations of the two wells within the Joseph License area. The Company acknowledges its obligation to complete the abandonment of the two wells in accordance with guidance from the Environmental Ministry even though the Joseph License period has technically expired.

Under the terms of the Jordan Valley License, we were to identify a drilling prospect in the license area and contract for the drilling of such prospect by October 13, 2012 and to drill a well to a target depth of approximately 5,000 meters by April 13, 2013. We identified several exploration leads in the license area as we reassessed our existing seismic data in preparation for submitting our new Megiddo-Jezreel Valley License application. We will need additional pre-drilling exploratory work such as seismic data reprocessing as well as acquisition, to identify, if possible, a drillable prospect. Accordingly, we will need extensions of the requirements that we enter into a drilling contract to drill an exploratory well in the license area, and we plan to submit a work plan to extend the Jordan Valley License for at least one year beyond the current expiration date of April 12, 2014.

At this point, we are unable to assess the implications, if any, of our non-compliance with the express terms of our licenses.

While we endeavor to comply with the terms of our licenses, the limited availability (and at times complete unavailability) in Israel of suitable equipment and the experienced crews to operate that equipment, and our lack of control over these factors, sometimes prevents us from undertaking required exploratory activities within the time frames prescribed in our licenses. Additionally, we expect that the newly revised permitting process regime will result in further delays in meeting the express terms of the licenses.

We routinely update the Commissioner’s office with all relevant developments, including delays in the time frames specified in our licenses and previous requests for extensions. However, we cannot provide any such assurance that we will be granted such extensions in the future.

New Onshore Licensing and Oil and Gas Exploration Guidelines

The procedure for Israeli onshore exploratory licensing and exploration drilling has undergone considerable modification.  Under recently adopted guidelines first proposed in June 2012 by the Energy Ministry, applicants for new exploration licenses now need to comply with much more demanding requirements relating to the applicant’s financial capability, experience and access to experienced personnel.

More recently, in July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparations of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.”  This document details the extensive requirements for a supplemental environmental document to an oil and gas exploration plan. For additional detail, refer to Note 5, Subsection C, Environmental and Onshore Licensing Regulatory Matters.

We believe that these new regulations will significantly increase the expenditures associated with obtaining new exploration rights and considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling new wells.

Capital Resources Highlights

We will need to raise significant funds to drill our next exploratory well to the desired depth. No assurance can be provided that we will be successful in raising the needed capital on terms favorable to us (or at all).

Toward that end, on March 27, 2013, we launched a Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) which offers investors the ability to purchase shares of our common stock directly from us. Additionally, through November 29, 2013, investors can also purchase under the Plan units of the Company’s securities with each unit comprised of (i) one share of common stock and (ii) a warrant to purchase an additional share of the Company’s common stock. The warrant will become first exercisable on December 30, 2013 and continue to be exercisable through December 30, 2018 at a per share exercise price of $2.00. The Plan is being administered by Registrar and Transfer Company of Cranford, New Jersey, which also serves as our stock transfer agent.

Under the Plan, investors can make an initial investment in our common stock or units, or a combination of both, with an initial payment of $250 or more and up to $10,000. Once a registered shareholder, an investor can increase its holdings of our common stock or units (while the units continue to be offered) through optional monthly cash payments of $50 or more. Investors interested in investing over $10,000 can also participate in the waiver program administered by our stock transfer agent. As of October 31, 2013, the Company raised approximately $1,984,000 by issuing shares and units to shareholders under the Plan.

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

☐
Impairment of Unproved Oil and Gas Properties:  Impairment expense is recognized if a determination is made that a well will not be commercially productive. The impairment amounts include amounts paid with respect to drilling operations as well as geological and geophysical costs and various amounts paid to Israeli regulatory authorities.

☐
General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit, legal and other professional fees. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, office lease, and insurance and related expenses.

☐
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

During the nine months ended September 30, 2013, we recorded a non-cash impairment charge of approximately $1,851,000 of our unproved oil and gas properties representing the remaining capitalized cost of the Joseph License. Following the impairment charges noted above, the total net book value of our unproved oil and gas properties under the full cost method is $3,428,000 at September 30, 2013.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2013	2012	2013	2012
	(US $ in thousands)		(US $ in thousands)
General and administrative expenses
Legal and professional fees	262	296	848	912
Salaries	527	869	1,730	3,073
Other	477	429	1,701	2,536
Impairment of unproved oil and gas properties	-	-	1,851	-
Subtotal G&A	1,266	1,594	6,130	6,521

Other expense (income), net	(25)	(7)	(38)	(32)

Net loss	1,241	1,587	6,092	6,489

Revenue.  We have no revenue generating operations, as we are still a development stage oil and gas company.

General and administrative expenses.  General and administrative expenses were $1,266,000 and $6,130,000 for the three and nine months ended September 30, 2013 compared to $1,594,000 and $6,521,000, respectively, for the three and nine months ended September 30, 2012. The decrease in general and administrative expenses during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to a deliberate effort to run the Company more efficiently, resulting in reduced costs in salaries and other expenses, offset by the impairment charge of $1,851,000 recorded during the nine months ended September 30, 2013 representing the remaining capitalized cost of the Joseph License. Legal and professional fees were $262,000 and $848,000 for the three and nine months ended September 30, 2013 compared to $296,000 and $912,000, respectively, for the three and nine months ended September 30, 2012. The decrease in legal and professional fees during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to the decreased utilization of legal services. Salary expenses were $527,000 and $1,730,000 for the three and nine months ended September 30, 2013 compared to $869,000 and $3,073,000, respectively, for the three and nine months ended September 30, 2012. The decrease in salary expenses during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to a lesser salary cost due to a reduction in workforce and cost coupled with a lesser  non-cash expense recorded in connection with stock option grants that were awarded in December 2011 and 2012. Other general and administrative expenses were $477,000 and $1,701,000 for the three and nine months ended September 30, 2013 as compared to $429,000 and $2,536,000, respectively, for the three and nine months ended September 30, 2012. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to decreased marketing and investor relations related expenses and operational expenses. The Increase in other general and administrative expenses during the three months ended September 30, 2013 as compared to the corresponding periods in 2012 is immaterial.

Other expense (income), net.  Other expense (income), net, was ($25,000) and ($38,000) for the three and nine months ended September 30, 2013 as compared to ($7,000) and ($32,000), respectively, for the three and nine months ended September 30, 2012. The increase in other income during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable mainly to currency exchange gains generated by exchange rate fluctuations of the U.S. dollar against the New Israeli Shekel.

Net Loss.   Net loss was $1,241,000 and $6,092,000 for the three and nine months ended September 30, 2013 compared to $1,587,000 and $6,489,000, respectively, for the three and nine months ended September 30, 2012.The decrease in net loss for the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to the strategic effort to enhance Company efficiency, resulting in reduced costs in salaries and other expenses, as mentioned above.

 Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

At September 30, 2013, we had approximately $12,632,000 in cash and cash equivalents compared to $14,983,000 at December 31, 2012.

During the nine months ended September 30, 2013, cash used in operating activities totaled $3,135,000. Cash provided by financing activities during the nine months ended September 30, 2013 was $1,924,000 and is attributable to proceeds received from the Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”) which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties and other assets was $1,140,000 during the nine months ended September 30, 2013.

In advancing our exploration programs, we expect to incur substantial expenditures. We estimate that, when we are not actively drilling a well, our expenditures are approximately $460,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The drilling cost estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through December 30, 2014. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., seismic acquisition, drilling and environmental permit acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the launch in March 2013 of the Plan discussed above. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the third quarter of 2013, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2010, the NIS has experienced a re-evaluation of approximately 0.3% against the USD. Continued re-evaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2012, 2011, and 2010 to September 30, 2013, the USD has weakened by approximately 5.3%, 7.4% and 0.3% respectively against the NIS. If the very recent trend of the re-evaluation of the NIS is reversed, and the USD is strengthened against the NIS, then we expect that this trend will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2013, we had cash, cash equivalents and restricted short-term bank deposits of approximately $12,959,000.  The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2013 was approximately 0.18%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. As of September 30, 2013, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

During the quarter ended September 30, 2013, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dispute with AME/GYP

As previously disclosed, GYP, the owner of the rig previously used by the Company and an affiliated entity of AME (our prior drilling contractor), advised that $550,000 remains unpaid for rig demobilization.  The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

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

On October 13, 2013, the Company received a new letter from GYP requesting payment of the $550,000 with no reference to arbitration.  By written response on October 29, 2013, the Company respectfully denied any liability on GYP's claim.

On October 31, 2013, the Company received an email from GYP disagreeing with the Company's analysis and threatening arbitration if no satisfactory solution can be found. By written response on November 6, 2013, the Company, citing relevant provisions of the drilling contract again respectfully denied any liability on GYP's claim.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2013, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Effective July 1, 2013, the Board designated Mr. Gene Scammahorn to fill the vacancy on the Nominating & Corporate Governance Committee.

Effective September 1, 2013, Mr. William H. Avery re-joined the Zion Board of Directors.  From 2001 to 2007, Mr. Avery worked on a broad variety of administrative, financial and legal matters for Zion, including serving as VP of Finance and Treasurer from 2003 to 2007.  He worked full time as Executive VP, Treasurer and director starting in 2007 with responsibility for administration, finance and legal until 2010. From December 2012 to now, he has served as General Counsel. Mr. Avery has a BBA in Finance and Economics from Southern Methodist University and a Juris Doctor from Duke University.

For his services on the Board, Mr. Avery will be compensated as a non-employee director. Mr. Avery will be a Class III director up for reelection at the 2014 annual stockholders meeting.

There are no arrangements or understandings between Mr. Avery and any other person pursuant to which he was elected to the Board, and there are no relationships between Mr. Avery and the Company that would require disclosure under Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 12, 2013	Date:	November 12, 2013