Form 10-K
period 2013-12-31
ZION OIL & GAS INC
filed 2014-03-06
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-K
MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $72.1 million. This amount is based on the registrant’s common stock on the NASDAQ Global Market on that date.

The registrant had 34,175,292 shares of common stock, par value $0.01, outstanding as of February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be held on June 9, 2014, are incorporated by reference herein in Items 10, 11, 12, 13 and 14 of Part III of this report.

2013 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our ability to obtain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic trucks, drilling rigs, and transportation pipelines;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

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

PART I

ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation (referred to herein as “we”, “our”, “us”, “Zion”, “Zion Oil”, or the “Company”) is an initial stage oil and gas exploration company with a history of over 13 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN.”

Zion currently holds three petroleum exploration licenses, all onshore Israel, comprised of the newly granted Megiddo-Jezreel License (covering approximately 98,842 acres), the Asher-Menashe License (covering approximately 78,834 acres), and the Jordan Valley License (covering approximately 55,845 acres). Zion’s total license area currently amounts to approximately 233,521 acres.

As a result of ongoing evaluation of previous and newly acquired geological and geophysical data relating to our license areas, we are re-focusing our exploration strategy with a primary emphasis on the Megiddo-Jezreel License and portions of the Jordan Valley License area.

To date, we have drilled four exploratory wells. While the presence of hydrocarbons was indicated while drilling certain of these wells, none of the exploratory wells that we have drilled to date have been deemed capable of producing oil or gas in commercial quantities.

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

Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231, and our telephone number is (214) 221-4610. Our field office’s new address in Israel is at 9 Halamish Street, North Industrial Park, Caesarea 3088900, and the telephone number is +972-4-623-8500. Our website address is: www.zionoil.com.

Company Background

In 1983, during a visit to Israel, John M. Brown (our Founder, Chairman, and Chief Executive Officer) became inspired and dedicated to finding oil and gas in Israel. During the next 17 years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000, in order to receive the award of a small onshore petroleum license from the Israeli government.

Zion’s vision, as exemplified by John Brown, of finding oil and/or natural gas in Israel, is biblically inspired. The vision is based, in part, on biblical references alluding to the presence of oil and/or natural gas in territories within the State of Israel that were formerly within certain ancient biblical tribal areas. While John Brown provides the broad vision and goals for our company, the actions taken by the Zion Board of Directors and management team as it actively explores for oil and gas in Israel, are based on modern science and good business practice. Zion’s oil and gas exploration activities are supported by appropriate geological, geophysical and other science-based studies and surveys typically carried out by companies engaged in oil and gas exploration activities.

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

Map #1 (below) shows the outline of our current Megiddo-Jezreel, Asher-Menashe and Jordan Valley License areas. The Israeli government conducted most of the seismic surveys during the 1970s and 1980s to provide data to encourage oil companies to invest in exploratory drilling. Private and public Israeli, American and international companies conducted additional seismic surveys and drilled most of the wells in the period since 1980. We have also acquired and processed additional 2-D seismic lines and other geological and geophysical data in an effort to identify and refine any potential drilling prospects.

EXPLORATION LICENSE AREAS CURRENTLY HELD BY ZION

Map #1
Zion’s Petroleum Exploration Licenses as of February, 2014.

In the event we drill an oil or gas discovery in any of our license areas, current Israeli law entitles us to convert the relevant portions of our licenses to 30-year production leases, extendable to 50 years, subject to compliance with a field development work program and production.

Summary of Exploration Plans in our License Areas

Megiddo-Jezreel Petroleum License

Under the terms of this new License, the Company has until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well to a minimum proposed total depth of approximately 4,000 meters (~ 13,125 feet) by December 1, 2015.  These and other geological and geophysical milestones should be achievable before the stated deadlines.

The Company continues to work with Geomage, an Israel-based geophysical company, to reprocess existing seismic lines in an effort to improve our subsurface imaging ability in the license area. This effort will aid us in high-grading exploration leads to develop them into drillable prospects. We have completed reprocessing the first six seismic lines (86 kilometers) and we recently instructed Geomage to reprocess another six lines (82 kilometers) for a total of 12 lines (168 kilometers). We are also working with our Israel exploration staff to identify locations to acquire new seismic data in conjunction with the Geophysical Institute of Israel. The exploration staff is also collecting potential source rock samples to evaluate their oil generation potential. Finally, we are evaluating proposals from various environmental firms to prepare an extensive environmental impact document which is a prerequisite for a drilling permit.

Asher-Menashe License

On May 23, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Asher-Menashe License to conduct additional in-well testing operations at the Elijah #3 well in hopes of finding commercially productive hydrocarbons. On July 7, 2013, the Commissioner notified us that the Company’s Asher-Menashe License was extended a final time to June 9, 2014. Under the terms of the extension, the Company is required to perform a perforation and stimulation operation at the Elijah #3 well and conduct a production test. If the outcome of the test is negative, the well is to be plugged and abandoned (“P&A”) and within 60 days thereafter, a final report should be submitted and the license returned.

The Company originally planned to re-enter the Elijah #3 well during October/November 2013, but we were delayed primarily due to problems that Lapidoth, our drilling contractor, experienced while drilling another well with a third party in Israel.  On January 5, 2014, we initiated Elijah #3 re-entry operations and on January 30, 2014, the Lapidoth rig was released.  Although we had hoped to encounter producible hydrocarbons, we did not (other than minimal amounts of gas), and we will now work to finalize all remaining plugging and abandonment procedures for that well, including submitting a final report. The Company currently has no plans to continue exploration activity in this license area.

As a result of the aforementioned activities, the Company recorded a non-cash impairment charge of approximately $1,438,000 of its unproved oil and gas properties. The impairment charge is for all remaining capitalized costs of the Asher-Menashe License and the results of the Elijah #3 well re-entry operations. Impairments on both licenses are due principally to a decision to prioritize available financial resources and focus Zion’s efforts on the Megiddo-Jezreel and portions of the Jordan Valley License areas.

Jordan Valley License

The Jordan Valley License is scheduled to expire on April 12, 2014, subject to additional one-year extensions at the option of the Petroleum Commissioner through April 2018. The Company may seek an extension of this license beyond 2014, although no assurance can be given that the Petroleum Commissioner will grant such extension or that the terms will be agreeable to the Company.

Under the terms of the Jordan Valley License, we were to identify a drilling prospect in the license area and contract for the drilling of such prospect by October 13, 2012 and to drill a well to a target depth of approximately 5,000 meters (16,400 feet) by April 13, 2013. Additional license terms call for Zion to prepare and submit various geological, geophysical and geochemical maps and analyses during the license's primary term. We timely submitted our Jordan Valley License Prospect Report and informed the Petroleum Commissioner that we did not plan to drill a well in the Jordan Valley License area at the time so we would not be entering into a drilling contract or drilling a well by April 2013. Based on our analysis of the data, we determined that the exploration risks of drilling that particular deep prospect were too high. Accordingly, we are not currently in compliance with the express terms of the Jordan Valley License.

As we reassessed our existing seismic data to prepare to submit our new Megiddo-Jezreel License application, we identified several exploration leads in our existing Jordan Valley License area. The Company continues to work with Geomage, an Israel-based geophysical company, to reprocess existing seismic lines in an effort to improve our subsurface imaging ability in this license area as well. This effort will aid us in high-grading exploration leads to develop them into drillable prospects. Additional pre-drilling exploratory work is needed before a drillable prospect, if any, can be matured and recommended in this license area. These additional studies could include acquiring additional seismic data and conducting basin history and petroleum system modeling, among other possibilities.

Zion’s Former Joseph License

On April 10, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Joseph License. On May 12, 2013, the Commissioner notified us that Zion’s Joseph License was extended only for six months, until October 10, 2013. Field operations were conducted from late August to mid-October, 2013 and on November 18, 2013, the Company, in accordance with the license terms, submitted our Final Plugging Report for the Ma’anit Rehoboth #2 and Ma’anit Joseph #3 wells. The Company has no current plans to continue exploration activity in this license area. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry even though the Joseph License period has technically expired.

In March 2013, the Company recorded a non-cash impairment charge of approximately $1,851,000 of its unproved oil and gas properties. The impairment charge is for all remaining capitalized costs of the Joseph License.

At this point, we are unable to assess the implications of our non-compliance with the express terms of any of our Licenses. We are not in compliance with some of the terms of our existing petroleum exploration licenses and such non-compliance could result in the loss or forfeiture of such license(s). The loss or forfeiture of any of our licenses may have an adverse effect on our business and prospects. See Risk Factors.

Exploration Plans Going Forward

As a result of ongoing evaluation of previous and newly acquired geological and geophysical data relating to our license areas, we are re-focusing our exploration strategy with a primary emphasis on the recently-granted Megiddo-Jezreel License as well as portions of the Jordan Valley License. We believe that of all of the areas available to the Company for exploration in Israel, these areas represent the greatest likelihood that the geologic conditions conducive to an active petroleum system and trapping mechanism are present.

Prior to any actual drilling in these areas of interest, we will need to continue to reprocess existing seismic data, acquire additional seismic data and other geologic data to better evaluate where we would drill our next exploratory well. See “Risk Factors”.

With respect to the Jordan Valley License area, in conjunction with a license extension application, we may prepare and submit to the Petroleum Commissioner a work program for additional non-drilling exploratory activities in such license area. If accepted, our work program would cure our current non-compliance with the express license terms. However, no assurance can be given that the Petroleum Commissioner will in fact accept our proposed work program. See “Risk Factors”.

After we identify the site of our next exploratory well, we will need to begin the procedure of obtaining the needed authorizations and permits. We have already sought proposals from various environmental firms in Israel to assist us with the preparation of a required environmental impact document - a detailed and extensive document representing months of advance work.  Under Israel’s regulatory system, this environmental document is a prerequisite for a drilling permit.  We anticipate that the newly promulgated regulations will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel, and there is no assurance that the Company will ultimately be granted such permission to drill. See the discussion under “Energy Related Regulations - The Onshore Petroleum Exploration Permitting Process in Israel” below.

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

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts during 2012 and 2013:

	2013	2012
	US$ (000)	US$ (000)
Joseph License (expired on October 10, 2013)
Geological & Geophysical Operations	65	529
Plug and abandonment Operations	371	-

Asher-Menashe License
Geological & Geophysical Operations	546	2,134

Jordan Valley License
Geological & Geophysical Operations	98	447

Megiddo-Jezreel Valley License
Geological & Geophysical Operations	342	-

Other costs	-	20
Total	1,422	3,130

Employees

As of December 31, 2013, we had 21 employees of whom all but one are on a full time basis. Of these employees, 11 work out of our Dallas office and 10 work out of the Caesarea office. None of our current employees is subject to any collective bargaining agreements, and there have been no strikes. We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies with limited financial resources and consortia of local Israeli and foreign participants with substantial financial resources. Most groups are engaged primarily in off-shore activities, which is not an area in which we are currently active. So long as we hold each of our three licenses, Israeli law conveys an exclusive exploration right to Zion such that no additional companies may compete in our license areas.

Historically, primarily for geopolitical reasons, Israel (particularly onshore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. Since the announcement of the Tamar and Leviathan discoveries, this situation has changed somewhat. However, given the current limited availability in Israel of oil field service companies, equipment and personnel, in periods of increased exploration interest and activity as at present, there is competition for available equipment and services. In this market Zion has no particular advantage. We attempt to enhance our position by developing and maintaining good professional relations with oil field service providers and a high level of credibility in making and meeting commercial commitments.

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

Because Israel imports all of its crude oil needs and the market for crude oil in Israel is limited to two local oil refineries, no special marketing strategy need be adopted initially with regard to any oil that we may ultimately discover. We believe that we would have a ready local market for our oil at market prices and would have the option of exporting to the international market, if any of our future exploratory wells are commercially productive.

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

License. The "license" is a petroleum exploration right, bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years and it may be extended for up to an additional four years (in one year increments). A license area may not exceed 400,000 dunam (approximately 98,842 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

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

Petroleum rights fees. The holders of licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (onshore or offshore) of the right, acreage subject of the right and, in the case of a license, the period during which the license has been maintained. For a license, the initial year fees are approximately New Israeli Shekels (NIS) 110 (approx. US $31.5 at the Bank of Israel representative rate published on December 31, 2013) per thousand dunams (approx. 247.11 acres) per year. Every subsequent year, the license fee increases incrementally.

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

If the holder of a petroleum right does not comply with the work program provided by the terms of the right, the Petroleum Commissioner may issue a notice requiring that the holder cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the right. If the petroleum right is cancelled following such notice, the holder of the right may, within 30 days of the date of notice of the Commissioner's decision, appeal such cancellation to the Minister of Energy and Water Resources. No petroleum right shall be cancelled until the Minister of Energy and Water Resources has ruled on the appeal.

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves.  At December 31, 2013 and 2012, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

In March 2011, the Israeli parliament enacted the Petroleum Profits Taxation Law, 2011, which imposes a new levy on oil and gas production. Under the new tax regime, the Israeli Government repealed the percentage depletion deduction and imposed a levy at an initial rate of 20% on profits from oil and gas which will gradually rise to 44.56%, depending on the levy coefficient (the R-Factor). The R-Factor refers to the percentage of the amount invested in the exploration, the development and the establishment of the project, so that the 20% rate will be imposed only after a recovery of 150% of the amount invested (R-Factor of 1.5) and will range linearly up to 44.56% after a recovery of 230% of the amount invested (R-Factor of 2.3). For purposes of the levy rate calculation, the minimal gas sale price that will be accepted by the State is the bi-annual average local price. The present 12.5% royalty imposed on oil revenues remains unchanged.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 25%, effective January 1, 2012 and 26.5% effective January 1, 2014.

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

In June 2012, the Ministry of Energy and Water Resources issued initial guidelines relating to onshore exploratory licensing. Under the adopted guidelines, an application must meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with minimum years of experience in oil and gas exploration, and at least one of these persons must be a resident of Israel. Additionally, if the license application relates to an area that has produced reserves in the past, and the submitted work plans include production of oil and gas from this area, then the applicant must also engage a production engineer. The applicant must also demonstrate the financial resources to support the estimated costs of non-drilling exploratory activities, and at least 50% of the estimated drilling costs, but in any event of not less than $5 million. The applicant will be deemed to have the requisite financial resources if it has liquid assets or equity equal to the required amount, less undertakings pursuant to other licenses or permits. The application will be published in a daily newspaper and the Ministry's web site, and other prospective license applicants will then have an opportunity to submit an application for the requested license area within three months from such publication. In the event of more than one application for a license area, the winner will be determined by a grading system that factors certain deemed pertinent factors (i.e., experience of the applicant, experience of the staff, financial resources, etc.). A condition to the issuance of any license is the submission by the licensee of a performance bank guarantee in an amount equal to 10% of the cost of the proposed work program. The performance bank guarantee is required at or prior to the award of the exploration rights.

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

In December 2012 the Ministry published additional proposed guidelines relating to the submission of bank guarantees for potential drilling-related environmental damages. The guidelines will apply to all petroleum exploration licenses to be granted on or after June 30, 2013. Under the proposed guidelines, prior to receiving the approval of the Commissioner to a proposed drilling program, the licensee must submit a bank guarantee in the amount of $100,000 with respect to a drilling  depth of up to (and including) 1,000 meters and, if the drilling depth is more than 1,000 meters, the bank guarantee amount increases to $250,000. The Commissioner is entitled to demand a bank guarantee in excess of $250,000 in the event that the Commissioner determines that there is a substantial risk of environmental damage. In the event that the licensee causes environmental damage, the Commissioner is entitled to demand payment of the bank guarantee, after giving the licensee notice and an opportunity to respond to the allegation of damages. In January 2013, the Association of Oil and Gas Exploration Industries in Israel (of which we are a member) submitted a response to the Ministry’s proposed guidelines, objecting to the guidelines.  These proposed guidelines have not yet been fully adopted.

On December 3, 2013, the Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, the Company secured a $930,000 bank guarantee in accordance with the performance guarantee guidelines.  With these two actions, Zion believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the performance guarantee guidelines.

On February 6, 2014, the Ministry of Energy and Water Resources issued guidelines for bank guarantees and insurance requirements with respect to oil rights.  Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies, not currently required.  The Company’s management is studying the new guidelines and evaluating the additional negative impact on the Company.

As it relates to existing onshore license holders like Zion, the Company must obtain a base guarantee in the New Israeli Shekel equivalent of $500,000, by the earlier of:

●	The date of approval of the application for extension of the license;

●	The date of submission of an application for transfer of rights;

●	The date of submission of an application for approval of drilling; or

●	45 days after the date of publication of the guidelines (late March 2014).

The Petroleum Commissioner, under exceptional circumstances, may demand a lower or higher guarantee sum.

Also, as it relates to existing onshore license holders, prior to the start of drilling, an additional bank guarantee in the New Israeli Shekel equivalent of $250,000 will be required.

Existing onshore license holders must have an insurance policy in place at least 30 days prior to the planned drilling date of a well.  The insurance policy must include that which is usually taken out by international oil or gas exploration or production companies, in accordance with specific requirements set out in the guidelines.

The Company believes that these and other new regulations will significantly increase the expenditures associated with and serve as a disincentive for operators to engage in oil and gas exploration in Israel. On February 24, 2014, the Company received a request seeking that the Company arrange for three bank guarantees totaling $1.5 million. The Company disputes that is obligated to obtain the three bank guarantees even under the new regulations. The Company awaits word on the Israel Oil & Gas Association petition where the association is contemplating a legal challenge in Israel’s Supreme Court and does not plan on providing any of the bank guarantees until the matter is resolved.

Environmental/Safety

Oil and gas drilling operations could potentially harm the environment if there are polluting spills caused by the loss of well control.  The Petroleum Law and regulations provide that the conduct of petroleum exploration and drilling operations be pursued in compliance with “good oil field practices” and that measures of due care be taken to avoid seepage of oil, gas and well fluids into the ground and from one geologic formation to another. The Petroleum Law and regulations also require that, upon the abandonment of a well, it be adequately plugged and marked. Recently, as a condition for issuing the required permit for the construction of a drilling site, the planning commissions have required the submission of a site remediation plan, subject to approval of the environmental authorities.  The costs of future restoration and remediation can be estimated as the restoration and remediation are typical for the industry and part of “oil field best practices”.  At this time, we anticipate that the future cost of the environmental requirements, site remediation and plugging will not be greater than approximately $220,000 per well drilled on our existing license areas. Our operations are also subject to claims for personal injury and property damage caused by the release of chemicals or petroleum substance by us or others in connection with the conduct of petroleum operations on our behalf.

In August 2011, the Government of Israel approved a draft law entitled “Prevention of Land Contamination and Remediation of Contaminated Land”. In order for the draft law to become law, the Israeli Parliament must approve it after a second and third hearing. If ultimately adopted, this Government-sponsored proposed law will provide for a regulatory regime that will require persons engaged in activities involving “polluted materials” (which are defined to include also petroleum crude oil or any other materials defined as such by the commissioner) including their production, treatment, handling, storage and transportation, that may affect land or water resources to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health. Under the proposal, persons responsible for violation of the law, directly or indirectly, will be liable for the clean-up costs.  Also, violations of the law may result in criminal sanctions. We do not know and cannot predict whether any legislation in this area will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect our activities, how and to what extent nor what impact, if any, it might have on our financial statements. There are no known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any environmental laws. We are not aware of any events of noncompliance in our operations in connection with any environmental laws or regulations and we are not aware of any potentially material contingencies related to environmental issues. However, we cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on our future business.

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

In July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparation of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.”  This document extensively details the requirements for a supplemental environmental document to an oil and gas exploration plan.

The Company believes that these new environmental regulations will significantly increase the time, effort, and expenditures associated with obtaining all of the necessary authorizations and approvals prior to drilling.

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

Transfer of Petroleum Related Rights

In May 2011, the Ministry of National Infrastructure published draft regulations, entitled “Petroleum Regulations (Transferring Petroleum Rights).” The draft regulations apply to the transfer of petroleum and related rights, including rights to a preliminary permit, license and production lease as well as rights to profit, royalties or information. The right to transfer these rights pursuant to the draft regulations, in many circumstances, will be much more limited than under the present regime. To date, these draft regulations have not yet been formally adopted.

Political Climate

We are directly influenced by the political, economic and military conditions affecting Israel. Specifically, we could be adversely affected by:

●	any major hostilities involving Israel;

●	the interruption or curtailment of trade between Israel and its present trading partners;

●	a full or partial mobilization of the reserve forces of the Israeli army; and

●	a significant downturn in the economic or financial condition of Israel.

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

In addition, civil unrest, often accompanied by violence associated with the so-called “Arab Spring” has spread throughout the region over the last several years in areas such as Egypt, Syria, Jordan, and Lebanon. Protestors have demanded economic and political reforms, and to date, there have been several regime changes. Civil unrest could continue to spread throughout the region or grow in intensity, leading to more regime changes resulting in governments that are hostile to the United States and Israel, civil wars, or regional conflict.   International tensions over Iran continue to exist regarding their possible development of nuclear weapons. Certain countries have considered actions ranging from economic sanctions to pre-emptive strikes on suspected nuclear sites, and Iranian officials have threatened retaliation by, among other actions, closing the Strait of Hormuz, through which a significant portion of the global crude oil supply is transported. There is also concern in Israel that the internal conflict in Syria, with which Israel shares a border, may spill over into Israel.

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

On February 5, 2014, the Company submitted applications to the Petroleum Commissioner, requesting royalty interest transfers from the Megiddo-Jezreel License of 3% overriding royalties to the Bnei Joseph Amutot and the Abraham Foundation, respectively.

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

ITEM 1A. RISK FACTORS

In evaluating our company, the risk factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition and results of operations.

Risks Associated with our Company

We are a development stage company with no current source of revenue. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources and the ultimate success of our petroleum exploration efforts in onshore Israel, none of which can be assured.

We were incorporated in April 2000 and are still a development stage company. We have incurred negative cash flows from our operations, and presently all exploration activities and overhead expenses are financed solely by way of the issue and sale of equity securities. The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale, none of which can be assured.  Our operations are subject to all of the risks inherent in exploration stage companies with no revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business, and in particular the deep, wildcat exploratory wells in which we are engaged in Israel. We cannot warrant or provide any assurance that our business objectives will be accomplished.

We expect to incur substantial expenditures in our exploration and development programs.  Our existing cash balances will not be sufficient to satisfy our exploration and development plans going forward.  We are considering various alternatives to remedy any future shortfall in capital.  We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available.  Because of the current absence of any oil and natural gas reserves and revenues in our license areas, there can be no assurance this capital will be available on commercially acceptable terms (or at all) and if it is not, we may be forced to substantially curtail or cease exploration expenditures which could lead to our inability to meet all of our commitments.

The spudding of our next exploratory well is subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations prior to actual drilling may severely impair our business.

Even though we were granted the Megiddo-Jezreel License, there are a number of risks and contingencies involved in identifying our next exploratory well prospect. We need to acquire, process and interpret additional seismic and other geological and geophysical studies in these areas. We need to contract with the Geophysical Institute of Israel (GII), or some other appropriate seismic services provider, to undertake these studies. Historically, we have had a significant time lag in contracting for and the actual performance of these seismic services by GII. GII is the only seismic services provider in Israel. We can provide no assurance that we will be able to undertake the needed studies in a timely manner.

Finally, even after we are able to perform the necessary geological and geophysical studies in a timely manner and are successful in identifying our next exploratory well drilling prospect, the newly implemented onshore exploration permitting process in Israel is anticipated to considerably increase the time needed to obtain all of the needed regulatory and local permits and approval needed to spud our next exploratory well. We estimate that the permitting process alone may take between 12 and 18 months following the identification of the site of our next exploratory well. See the discussion under “Energy Related Regulation -The Onshore Exploration Permitting Process in Israel”, the “New Onshore Licensing Guidelines” and “Israeli Governmental Regulations”.

For the reasons above, we cannot accurately estimate when we will be able to drill our next exploratory well. Additionally, prior to actually commencing drilling, we will need to contract with a drilling rig operator with the appropriate drilling rig and crew to carry out the drilling. See “We have not signed an agreement with a drilling contractor….”

We require significant capital to realize our business plan.

Our planned work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake non-drilling exploratory activities in our current license areas and in the additional areas of interest that we have identified which are currently outside of our exploration license areas and otherwise meet our plans through March 31, 2015. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $494,000 per month. However, when we are engaged in active drilling operations, we estimate that there is an additional cost of approximately $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2012-2013 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations”.

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

We are not in compliance with some of the terms of our existing petroleum exploration licenses and such non-compliance may result in the loss or forfeiture of such license(s). The loss or forfeiture of any of our licenses may have an adverse effect on our business and prospects

Based on the results of seismic and other geological and geophysical tests that we have undertaken, we did not drill a well in the Jordan Valley License by April 13, 2013. We may prepare and submit to the Petroleum Commissioner a new work program to perform additional non-drilling exploratory work in the Jordan Valley License area. Thus, we are currently non-compliant with some of the express terms of our Jordan Valley License. Accordingly, we cannot assess the consequences of our non-compliance with the express terms of the current licenses, which may include the forfeiture of existing license rights. See discussion under “Summary of Exploration Efforts” and “Exploration Plans Going Forward”.

The loss or forfeiture of one or more of current licenses or the refusal to extend such licenses when they are up for renewal may adversely affect our business and prospects.

We have not signed an agreement with a drilling contractor and thus, we may be unable to affect any future drilling operations within the contemplated time-frame.

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

Larger oil and gas exploration companies typically conduct extensive analytical pre-drilling testing. These include 3-D seismic imaging, the drilling of an expendable “pilot” well or “stratigraphic test” to collect data (logs, cores, fluid samples, pressure data) to determine if drilling a well capable of producing oil or gas well (full completion with casing and well testing) is justified. The use of pilot or stratigraphic tests is often used in areas where there is little or no offset well data, like Israel, where our exploration license and permits areas are located.  While 3-D seismic imaging data is more useful than 2-D data in identifying potential new drilling prospect, its acquisition and processing costs are many multiples greater than that for 2-D data, and GII, our primary provider of geophysical data, has limited ability to acquire and process onshore 3-D data. In addition to using 2-D seismic technology prior to drilling, we have historically also utilized gravity and magnetic data, built cross section maps from offset wells and utilized geophysical analysis from similar geologic targets. We believe that the additional months, delays and associated costs associated with more extensive pre-drilling testing typically undertaken by larger oil and gas exploration companies is not necessarily justified when drilling vertical exploration wells (as we have historically been doing). Nonetheless, the absence of more extensive pre-drilling testing may potentially increase the risk of drilling a non-producing well, which would in turn result in increased costs and expenses. Additionally, we are typically engaged in drilling very deep onshore wildcat wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively shallower. As such, exploration risks are inherently very substantial.

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

Any major hostilities involving Israel, a substantial decline in the prevailing regional security situation or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Beginning in September 2000, the overall relationship and security situation between Israel and the Palestinians deteriorated significantly and continues to be marked by ongoing violence, also varying in its degree of severity. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party; and during the winter of 2008-2009 and as recently as November 2012, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of Israel. To date, these matters have not had any material effect on our business and results of operations, but there can be no assurance that they will not do so in the future.

Civil unrest, often accompanied by violence associated with the so-called “Arab Spring” has spread throughout the region over the last several years in areas such as Egypt, Syria, Jordan, and Lebanon. Protestors have demanded economic and political reforms, and to date, there have been several regime changes. Civil unrest could continue to spread throughout the region or grow in intensity, leading to more regime changes resulting in governments that are hostile to the United States and Israel, civil wars, or regional conflict.  International tensions continue to exist over Iran regarding their possible development of nuclear weapons. Certain countries have considered actions ranging from economic sanctions to pre-emptive strikes on suspected nuclear sites, and Iranian officials have threatened retaliation by, among other actions, closing the Strait of Hormuz, through which a significant portion of the global crude oil supply is transported. There is also concern in Israel that the internal conflict in Syria, with which Israel shares a border, may spill over into Israel.

Prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

•	capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for us to obtain financing for potential development projects;

•	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;

•	security concerns leading to evacuation of our personnel;

•	damage to or destruction of our wells, production facilities, receiving terminals or other operating assets;

•	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in Israel, resulting in delays; and

•	lack of availability of drilling rig and experienced crew, oilfield equipment or services if third party providers decide to exit the region.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

We have a history of losses and we cannot assure you that we will ever be profitable.

We incurred net losses of $9,077,000 for the year ended December 31, 2013, and $10,294,000 for the year ended December 31, 2012. We have incurred total net losses of $128,040,000 for period from April 6, 2000 (inception) to December 31, 2013. We cannot provide any assurance that we will ever be profitable.

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

Exploratory drilling involves enormous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. Even when properly used and interpreted, seismic data analysis and other computer simulation techniques are only tools used to assist geoscientists in trying to identify subsurface structures and hydrocarbon indicators. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically available. The risk analysis techniques we use in evaluating potential drilling sites rely on subjective judgments of our personnel and consultants. Additionally, we are typically engaged in drilling deep onshore wildcat exploratory wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively shallower. As such, exploration risks are inherently very substantial.

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

Exploration for and production of crude oil and natural gas can be hazardous, involving natural disasters and other un-fortuitous events such as blowouts, well cratering, fire and explosion and loss of well control which can result in damage to or destruction of wells, injury to persons, loss of life, or damage to property and the environment. Exploration and production activities are also subject to risk from political developments such as terrorist acts, piracy, civil disturbances, war, expropriation or nationalization of assets, which can cause loss of or damage to our property.

As is customary within our industry, we maintain insurance against many, but not all, potential perils confronting our operations and in coverage amounts and deductible levels that we believe to be economic. Consistent with that profile, our insurance program is structured to provide us financial protection from unfavorable loss resulting from damages to or the loss of physical assets or loss of human life, liability claims of third parties, and exploratory drilling interruption attributed to certain assets and including such occurrences as well blowouts and resulting oil spills, at a level that balances cost of insurance with our assessment of risk and our ability to achieve a reasonable rate of return on our investments. Although we believe the coverage and amounts of insurance carried are adequate and consistent with industry practice, we do not have insurance protection against all the risks we face, because we chose not to insure certain risks, insurance is not available at a level that balances the cost of insurance and our desired rates of return, or actual losses exceed coverage limits. We regularly review our risks of loss and the cost and availability of insurance and revise our insurance program accordingly.

If an event occurs that is not covered by insurance or not fully protected by insured limits, it could have a significant adverse impact on our financial condition, results of operations and cash flows.

We face various risks associated with the trend toward increased activism against oil and gas exploration and development activities.

Opposition toward oil and gas drilling and development activity has been growing globally and is particularly pronounced in OECD countries which include the U.S., the U.K and Israel.  Companies in the oil and gas industry, such as us, are often the target of activist efforts from both individuals and non-governmental organizations regarding safety, human rights, environmental compliance and business practices.  Future activist efforts could result in the following:

•	delay or denial of drilling permits;

•	shortening of lease terms or reduction in lease size;

•	restrictions on installation or operation of gathering or processing facilities;

•	restrictions on the use of certain operating practices, such as hydraulic fracturing;

•	legal challenges or lawsuits;

•	damaging publicity about us;

•	increased costs of doing business;

•	reduction in demand for our products; and

•	other adverse effects on our ability to develop our properties and expand production.

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

Our dependence on Israeli local licenses and permits as well as new regulations calling for enhanced bank guarantees and insurance coverage may require more funds than we have budgeted and may cause delays in our work schedule.

In connection with drilling operations, we are subject to a number of Israeli local licenses and permits. Some of these are issued by the Israeli security forces, the Civil Aviation Authority, the Israeli Water Commission, the Israel Lands Authority, the holders of the surface rights in the lands on which we intend to conduct drilling operations, local and regional planning commissions and environmental authorities.

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

During periods of increasing levels of industry exploration and production, the demand for, and cost of, drilling rigs and oilfield services increases. The recovery of global crude oil prices during 2012 and 2013 is resulting in increased global exploration and production activity, thus increasing demand pressure for drilling rigs and oilfield services, which could result in sector inflation. As a result, drilling rigs and oilfield services may not be available at rates that provide a satisfactory return on our investment.

Risks Related to our Common Stock

Our failure to comply with NASDAQ’s listing standards could result in the delisting of our common stock by NASDAQ from the NASDAQ Global Market and severely limit the ability to sell our common stock.

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

Between January 31 and February 26, 2013, the per share price of our common stock closed at between $0.85 and $1.16 on the NASDAQ Global Market.  If we are not able to maintain compliance with such continuing listing requirements going forward, our stock may be delisted from the NASDAQ Global Market, which could have a negative effect on the price of our common stock, as well as on our ability to raise additional funds.

We will likely issue additional common stock in the future, which would dilute our existing stockholders.

In the future we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 100,000,000 shares of common stock. As of February, 24, 2014, there were 34,175,292 shares of our common stock issued and outstanding.

We have an effective shelf registration statement on Form S-3 (File No. 333-174266) from which additional shares of our common stock and other securities can be issued. In addition, we may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future issuances of our common stock, or the perception that such issuances could occur, could have a material adverse effect on the price of our common stock.  The current registration statement was declared effective by the SEC on May 26, 2011 and therefore, is effective until May 25, 2014 plus 180 days thereafter.

On January 13, 2014, a Form S-3 Registration Statement, which is a replacement registration statement for our currently effective registration statement, was filed with the SEC using a “shelf” registration process. The replacement Form S-3 stated that from time to time, we may offer up to an aggregate of approximately $120,350,000 (the amount remaining under our existing shelf registration) of any combination of the securities described in this prospectus, either individually or in units.  We will not sell under this registration statement and prospectus common stock or other securities with a market value exceeding one-third of the aggregate market value of our outstanding common stock owned by non-affiliates, or the public float, in any 12-month period; provided, however, if the aggregate market value of our public float equals or exceeds $75 million, such limitation shall not apply to sales made pursuant to the  registration statement and prospectus on or subsequent to such date.

When we offer a particular series of securities, we will describe the intended use of the net proceeds from that offering in a prospectus supplement. The actual amount of net proceeds we spend on a particular use will depend on many factors, including, our future capital expenditures, the amount of cash required by our operations, and our future revenue growth, if any. Therefore, we will retain broad discretion in the use of the net proceeds.

Because we have no plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

We do not know when or if we will pay dividends. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated quarterly variations in our operating results,
●	changes in expectations as to our future financial performance or changes in financial estimates, if any,
●	announcements relating to our business or the business of our competitors,
●	conditions generally affecting the oil and natural gas industry,
●	the success of our operating strategy, and
●	the operating and stock performance of other comparable companies.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our current oil and gas interests consist of three petroleum exploration licenses, all onshore Israel, comprised of the Megiddo-Jezreel License (covering approximately 98,842 acres), the Asher-Menashe License (covering approximately 78,834 acres) and the Jordan Valley License (covering approximately 55,845 acres of land in the Jordan Valley area). We were awarded the Megiddo-Jezreel License in December 2013. We have continuously held the Asher-Menashe License since June 2007. We were awarded the Jordan Valley License in April 2011.

The table below summarizes certain data for our license areas for the year ended December 31, 2013:

Type of Right	Name	Area (Approx.Acres)	Working Interest	Expiration Date
License	Asher-Menashe	78,834	100%(1)	June 9, 2014(2) (5)

License	Megiddo-Jezreel	98,842	100%(1)	December 2, 2016(3) (5)

License	Jordan Valley	55,845	100%(1)	April 12, 2014(4) (5)

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

(2) Set to expire on June 9, 2014.

(3) After the initial primary term of three years, extendable through December 2, 2020, one year at a time at the commissioner’s discretion, subject to compliance with the terms of the license as may be amended.

(4) Extendable through April 2018, one year at a time at the commissioner’s discretion, subject to compliance with the terms of the license as may be amended. As discussed above, we are currently not in full compliance with the terms of this license.

(5) Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years - 50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to any prospective drill site in the Joseph License area are held under a long-term lease by Kibbutz Ma'anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma'anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry even though the Joseph License period has technically expired.

The surface rights to any prospective drill site in the Asher-Menashe License area are held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ein Carmel and the Israel Lands Authority for the use of the surface rights. The Company is in the process of completing the plugging obligations of the only well within the Asher-Menashe License area and acknowledges its obligation to complete the abandonment of the well in accordance with guidance from the Environmental Ministry. The Company currently has no plans to continue exploration activity in this license area.

After the Company identifies a specific drill site or sites in the new Megiddo-Jezreel License area, we will seek surface rights from the appropriate owner.

Summary of Exploration Activities/ Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities” and “Exploration Plans Going Forward”.

Office Properties

(i) The Company has a lease for 3,600 square feet of corporate office space in Dallas, Texas, which expired on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended lease for its current office premises in Dallas, Texas as well as the addition of adjacent space in the building. Pursuant to the lease amendment, the lease term on the existing office space as well as the additional premises was extended to October 31, 2015.

Rent is paid on a monthly basis and was $6,996 per month for each month from November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through October 31, 2015. Notwithstanding the foregoing, the parties agreed that so long as there was no event of default under the lease amendment, monthly payments of $1,434 through October 31, 2012 and $1,544 thereafter through October 31, 2013 were to be abated.
(ii) The Company’s field office in Caesarea Israel consists of 5,565 square feet. The sublease term continues through March 31, 2014. Rent is paid on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $8,100 per month at the exchange rate in effect on the date of this report). The Company is also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, and insurance and maintenance payments during the sublease term.

With the sublease for the company’s field office in Caesarea, Israel expiring in March 2014, on December 19, 2013 the Company signed a new lease agreement with Caesarea Asset Management and Development companies for new premises containing 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,800 per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, twenty-four months from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice, provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2013 and 2012 were $256,000 and $238,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

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

As previously disclosed, AME is part of a group of privately owned affiliated entities. The Company also disclosed that Guyney Yildizi Petrol UretimSondajmut, vc Tic A.S. (“GYP”), an affiliated entity of AME, advised the Company in April 2011 that GYP was the owner of the rig and, following further investigation by the Company, the Company agreed to remit the payments payable under the drilling contract between it and AME directly to GYP. The Company obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP.

In the context of finalizing amounts owed to GYP under the drilling contract, in April, 2012 GYP advised the Company in writing that approximately $1.5 million remain outstanding under the drilling contract, which amount purportedly included $550,000 in rig demobilization fees.

In May, 2012, the Company and GYP agreed that the Company would pay GYP $627,000 in full and final settlement of past bills, and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 for rig demobilization was excluded from the settlement. The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

On February 25, 2013, GYP advised the Company in writing of GYP's intention to seek arbitration under the drilling contract; however, GYP also indicated its desire to find an amicable solution in lieu of initiating arbitration proceedings and offered a deep discount to resolve the matter.  The Company, which denies it owes anything, offered a nuisance amount to resolve the matter.  The Company's offer has not been accepted by GYP to date, and periodic communications continue between it and the Company.

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

On March 4, 2014, the Company received from GYP a request for arbitration. The Company continues to deny GYP’s claim and intends to vigorously defend itself.

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

The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year	High	Low
2013:
First Quarter	$1.80	$0.85
Second Quarter	$2.60	$1.25
Third Quarter	$2.40	$1.65
Fourth Quarter	$1.90	$1.38

Fiscal Year	High	Low
2012:
First Quarter	$3.00	$2.31
Second Quarter	$2.68	$1.55
Third Quarter	$2.86	$1.66
Fourth Quarter	$2.30	$1.70

The closing per share sales price of our Common Stock on March 5, 2014 was $1.89.

Holders

As of March 5, 2014 there were approximately 5,300 shareholders of record of our common stock.  A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2011, 2010 and 2009 are derived from our audited financial statements not included in this report. All data is in thousands of USD, except share data:

	2013	2012	2011	2010	2009	Period from April 6, 2000 (inception) to December 31, 2013
Statement of Operations Data

Revenues	—	—	—	—	—	—

General and administrative expenses:

Legal and professional	1,065	1,188	1,265	895	861	10,368

Salaries	2,553	3,890	3.730	2,393	2,360	20,634

Other	2,216	3,310	4,530	2,366	1,344	17,420

Impairment of unproved oil and gas properties	3,289	1,965	42,488	22,022	-	79,258

Other (expense) income, net	46	59	(169)	18	141	(360)

Net loss	(9,077)	(10,294)	(52,182)	(27,658)	(4,424)	(128,040)

Net loss per share of common stock	(0.27)	(0.33)	(1. 86)	(1.25)	(0.34)	(8.32)

Balance Sheet Data

Cash and cash equivalents	10,414	14,983	22,231	21,243	20,734	-

Unproved oil and gas properties	2,446	4,700	3,535	25,882	23,759	-

Current liabilities	2,095	2,859	3,847	2,595	2,601	-

Total liabilities	2,272	3,058	4,275	2,934	2,786	-

Stockholders’ equity	12,667	18,246	22,492	46,369	43,439	-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with Item 6, “Selected Financial Data” and our accompanying financial statements and the notes to those financial statements included elsewhere in this Annual Report. Some of our discussion is forward-looking and involve risks and uncertainties. For information regarding factors that could have a material adverse effect on our business, refer to Risk Factors under Item 1A of this Report.

Overview

Zion Oil and Gas is an initial stage oil and gas exploration company with a history of over 13 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN”.

Zion currently holds three petroleum exploration licenses, all onshore Israel, comprised of the newly granted Megiddo-Jezreel License (covering approximately 98,842 acres), the Asher-Menashe License (covering approximately 78,824 acres), and the Jordan Valley License (covering approximately 55,845 acres). Zion’s total license area currently amounts to approximately 233,511 acres.

As a result of ongoing evaluation of previous and newly acquired geological and geophysical data relating to our license areas, we are re-focusing our exploration strategy with a primary emphasis on the Megiddo-Jezreel and portions of the Jordan Valley License areas. After we identify the site of our next exploratory well, we will need to begin the procedure of obtaining the needed authorizations and permits. We anticipate that the newly promulgated regulations will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel. See the discussion under “The Onshore Petroleum Exploration Permitting Process in Israel” discussed above. Finally, prior to actually spudding our next exploratory well, we will need to contract with an appropriate rig contractor. We anticipate that we will need to raise significant funds in order to complete any exploratory well that we spud. To date, we have funded our operations through the issuance of our securities. We anticipate that we will need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on favorable terms (or at all).

To date, we have drilled four exploratory wells. While the presence of hydrocarbons was indicated while drilling certain of these wells, none of the exploratory wells that we have drilled to date have been deemed capable of producing oil or gas in commercial quantities.

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

Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231, and our telephone number is (214) 221-4610. Our field office in Israel is located at 9 Halamish Street, North Industrial Park, Caesarea 3088900, and the telephone number is +972-4-623-8500. Our website address is: www.zionoil.com.

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

In March 2013, the Company recorded a non-cash impairment charge of approximately $1,851,000 of its unproved oil and gas properties. The impairment charge is for all remaining capitalized costs of the Joseph License.

In December 2013, the Company recorded a non-cash impairment charge of approximately $1,438,000 of its unproved oil and gas properties. The impairment charge is for all remaining capitalized costs of the Asher-Menashe License and the results of the Elijah #3 well re-entry operations. Impairments on both licenses are due principally to a decision to prioritize available financial resources and focus Zion’s efforts on the Megiddo-Jezreel and portions of the Jordan Valley License areas.

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

Following the impairment charges noted above, the total net book value of our unproved oil and gas properties under the full cost method is $2,446,000 at December 31, 2013.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2013	2012
General and administrative expenses:

Legal and professional	1,065	1,188

Salaries	2,553	3,890

Other	2,216	3,310

Impairment of unproved oil and gas properties	3,289	1,965
Total General and administrative expenses	9,123	10,353

Other (income) expense, net	(46)	(59)

Net loss	9,077	10,294

FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED TO DECEMBER 31, 2012

Revenue. We currently have no revenue generating operations as we are still a development stage company.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 were $9,123,000 compared to $10,353,000 for the year ended December 31, 2012. The decrease in general and administrative expenses in 2013 compared to 2012 is primarily attributable to a deliberate effort to run the Company more efficiently, resulting in reduced costs in salaries and other expenses. Legal and professional fees for 2013 were $1,065,000 compared to $1,188,000 for 2012.  The decrease in legal and professional fees is primarily attributable to the decreased utilization of legal services resulting from the decrease in operational activity in 2013. Salary expenses for the year ended December 31, 2013 were $2,553,000 compared to $3,890,000 for the year ended December 31, 2012. The decrease in salary expenses in 2013 compared to 2012 is primarily attributable to a lesser salary cost due to a reduction in workforce coupled with a lesser non-cash expense recorded in connection with stock option grants that were awarded during 2013, 2012 and 2011. Other general and administrative expenses for the year ended December 31, 2013 were $2,216,000 compared to $3,310,000 for the year ended December 31, 2012. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses in 2013 compared to 2012 is primarily attributable to decreased marketing and investor relations related expenses and operational expenses. Impairment of unproved oil and gas properties expenses for the year ended December 31, 2013 were $3,289,000 compared to $1,965,000 for the year ended December 31, 2012. The increase in impairment of unproved oil and gas properties expenses in 2013 compared to 2012 is attributable to the impairment charge of $3,289,000 recorded during the year ended December 31, 2013 in respect of all remaining capitalized costs of the Joseph and Asher – Menashe Licenses and the Elijah #3 re-entry operations, in comparison to the impairment charge of $1,965,000 recorded during the year ended December 31, 2012 in respect the Elijah #3 well re-entry.

Other (income) expense, net.  Other (income) expense, net for the year ended December 31, 2013 was ($46,000) compared to ($59,000) for the year ended December 31, 2012.

Net Loss. Net loss for the year ended December 31, 2013 was $9,077,000 compared to $10,294,000 for the year ended December 31, 2012.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

At December 31, 2013, we had approximately $10,414,000 in cash and cash equivalents compared to $14,983,000 at December 31, 2012.  Our working capital (current assets minus current liabilities) was $10,045,000 at December 31, 2013 and $13,409,000 at December 31, 2012.

As of December 31, 2013, the Company provided bank guarantees to various governmental bodies (approximately $1,143,000) and others (approximately $109,000) in respect of its drilling operation in the aggregate amount of approximately $1,252,000. The restricted cash in the Company’s bank account represents those guarantees and is in interest-bearing deposits.

During the year ended December 31, 2013, cash used in operating activities totaled $4,648,000. Cash provided by financing activities during the year ended December 31, 2013 was $2,479,000 and is attributable to proceeds received from the DSPP (the “Plan”) which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $2,400,000 for the year ended December 31, 2013.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $494,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through March 31, 2015. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., seismic acquisition, drilling and environmental permit acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the launch in March 2013 of the DSPP. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 27, 2013, the Company filed with the SEC the prospectus supplement dated as of March 27, 2013 and accompanying base prospectus (collectively, the “Prospectus”) relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DSPP”). The Prospectus forms a part of the Company’s current Registration Statement on Form S-3.

Under the Prospectus, the Company is offering (a) shares of common stock and (b) through February 28, 2014, units of the Company’s securities with each unit comprised of (i) one share of common stock and (ii) a warrant to purchase an additional share of the Company’s common stock at an exercise price of $2.00 per share for five years. The securities are being offered by the Company in accordance with the terms of the DSPP as described in the Prospectus.

On August 26, 2013, the Company extended the expiration date for the Unit program under its DSPP to November 29, 2013.

On November 25, 2013, the Company extended the expiration date for the Unit program under its DSPP to February 28, 2014.

On February 21, 2014, the Company extended the expiration date for the Unit program under its DSPP to June 30, 2014. The extensions were made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

As of December 31, 2013, the Company and its registered agent, Registrar and Transfer Company ("RTC"), had collected approximately $2,478,000 from the DSPP. As a result, the Company issued a total of 1,099,486 shares of its common stock, comprised of 790,975 units (unit comprised of (i) one share of common stock and (ii) a warrant) and 308,511 shares.

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2014	2015	2016	2017	Thereafter	Total
Exploration Related Commitments	2,012	-	-	-	-	2,012

Operating Leases	335	304	174	171	186	1,170

Employment Agreements	1,073	-	-	-	-	1,073

Total	3,420	304	174	171	186	4,255

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During 2013, there were no recently issued accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2010, the NIS has experienced a re-evaluation of approximately 0.3% against the USD. Continued re-evaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2012 and 2011 to December 31, 2013, the USD has weakened by approximately 7.0% and 9.2% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2013, we had cash, cash equivalents and short-term bank deposits of approximately $11,801,000.  The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2013 was approximately 0.18%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2013.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.  Management reviewed the results of their assessment with our Audit Committee.

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

 Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to such information as set forth in our definitive Proxy Statement (the “2014 Proxy Statement”) for our 2014 annual meeting of stockholders. The 2014 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

Sadly, on January 26, 2014, memorial services were held for Mr. Robert Render, former member of the Board of Directors of Zion Oil and Gas.  Robert Render, age 83, was appointed a director in January 2011.

Board member Forrest Garb is filling the vacancy on the Audit Committee until March 31, 2014.  Board member Kent Siegel will fill the vacancy on the Audit Committee and will replace Paul Oroian on the Compensation Committee effective April 1, 2014.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement for the 2014 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP

Report of Independent Registered Public Accounting Firm – KPMG Somekh Chaikin

Report of Independent Registered Public Accounting Firm – Lane Gorman Trubitt, PLLC

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the Years Ended December 31, 2013 and 2012 and the Period from April 6, 2000 (Inception) to December 31, 2013.

Statements of Changes in Stockholders' Equity for the Period from April 6, 2000 (Inception) to December 31, 2013.

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and the Period from April 6, 2000 (inception) to December 31, 2013.

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

(i) Employment Agreement dated November 13, 2013 and made effective January 1, 2014  between Zion Oil & Gas, Inc. and John Brown (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 19, 2013)

(ii) Amended and Restated Employment Agreement dated as of March 19, 2012 between Zion Oil & Gas, Inc. and Victor G. Carrillo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2012)

(iii) Third Amended and Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

(iv) First Amended and Restated Employment Agreement dated June 25, 2012 between the Company and Mr. Richard Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 29, 2012)

(iv) First Amended and Restated Employment Agreement dated June 25, 2012 between the Company and Mr. Richard Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 29, 2012)

(v) Agreement, dated as of October 18, 2012 between Zion Oil & Gas, Inc. and Richard Rinberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 29, 2012).

10.4	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)

10.5
Office Sublease Agreement dated as of December 30, 2010 between Zion Oil & Gas, Inc. and Spectrum Dynamics (Israel) Ltd., as sublessor (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report Form 10-K for the year ended December 31, 2010  as filed with the SEC on March 16, 2011)

10.6	Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2011).

10.7
Third Amendment to Lease Agreement dated as of October 11, 2011 between Zion Oil & Gas, Inc. and Hermosa LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2011)

10.8	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

10.9	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

10.10	Amendment to Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 26, 2012)

10.11	Extension to Asher-Menashe License (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.12
Memorandum of Understanding dated as of June 4, 2012 between Zion Oil & Gas, Inc. and Lapidoth Israel Oil Prospectors Corp. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 7, 2012)

10.13
Extension to Joseph License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 27, 2011) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 16, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 23, 2013)

10.14	Extension to Asher-Menashe License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2013)

10.15	Megiddo-Jezreel License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

23.1*	Consent of MaloneBailey, LLP

23.2*	Consent of Lane Gorman Trubitt, PLLC

23.3*	Consent of Somekh Chaikin, a member of KPMG International

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS* (1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer & Executive Chairman (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Date:	March 6, 2014	Date:	March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Brown	Chairman of the Board of Directors, Chief Executive Officer and Director	March 6, 2014
John M. Brown	(Principal Executive Officer)

/s/ Ilan Sheena	Chief Financial Officer	March 6, 2014
Ilan Sheena	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor G. Carrillo	President, Chief Operating Officer and Director	March 6, 2014
Victor G. Carrillo

/s/ William H. Avery	General Counsel and Director	March 6, 2014
William H. Avery

/s/ Paul Oroian	Director	March 6, 2014
Paul Oroian

/s/ Yehezkel Druckman	Director	March 6, 2014
Yehezkel Druckman

/s/ Forrest A. Garb	Director	March 6, 2014
Forrest A. Garb

/s/ Kent Siegel	Director	March 6, 2014
Kent Siegel

/s/ Gene Scammahorn	Director	March 6, 2014
Gene Scammahorn

/s/ Justin W. Furnace	Director	March 6, 2014
Justin W. Furnace

/s/ Glen Perry	Director	March 6, 2014
Glen Perry

Zion Oil & Gas, Inc.
(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Zion Oil & Gas, Inc.
(a development stage company)
Dallas, Texas

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended and for the period from April 6, 2000 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from April 6, 2000 (inception) through December 31, 2010 were audited by other auditors whose reports have been furnished to us. Our opinion, insofar as it relates to amounts for the period from April 6, 2000 (inception) through December 31, 2010 is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period from April 6, 2000 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 6, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Zion Oil & Gas, Inc.

We have audited the accompanying statements of operations, changes in stockholders’ equity, and cash flows of Zion Oil & Gas, Inc. (a development stage company) for the period from April 6, 2000 (inception) to December 31, 2010.  These financial statements are the responsibility of Zion Oil & Gas, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the results of Zion Oil & Gas, Inc.’s operations and its cash flows for the period from April 6, 2000 (inception) to December 31, 2010, in conformity with U.S generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements as of December 31, 2010, the Company is in its development stage and has no operating revenue, limited capital resources and a loss from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Somekh Chaikin
Certified Public Accountants (Isr.),
A Member of KPMG International
Tel Aviv, Israel
March 16 2011

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

As described in the first paragraph in Note 1B to the 2013 financial statements, the financial statements for all periods from April 6, 2000 (inception) until December 31, 2004 were previously restated.

The cumulative amounts referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2011 financial statements, the Company is in its development stage and has insignificant operating revenue. In addition, the Company has limited capital resources and has initiated a new phase of activity, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the 2011 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Lane Gorman Trubitt, PLLC
Dallas, Texas
April 15, 2005, except for the first
paragraph in Note 1B as to
which the date is July 26, 2006

Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of

	December 31	December 31
	2013	2012
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	10,414	14,983
Fixed short term bank deposits - restricted	1,387	284
Prepaid expenses and other	294	394
Other receivables	45	607
Total current assets	12,140	16,268

Unproved oil and gas properties, full cost method	2,446	4,700

Property and equipment
Net of accumulated depreciation of $332,000 and $246,000	209	222

Other assets
Assets held for severance benefits	144	114

Total assets	14,939	21,304

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	138	631
Asset retirement obligation	483	870
Accrued liabilities	1,474	1,358
Total current liabilities	2,095	2,859

Provision for severance benefits	177	199

Total liabilities	2,272	3,058

Commitments and contingencies (See Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000 at December 31, 2013 and 2012: Issued and outstanding: 34,005,696 and 32,768,710 shares at December 31, 2013 and 2012 respectively	340	328
Additional paid-in capital	140,367	136,881
Deficit accumulated in development stage	(128,040)	(118,963)
Total stockholders’ equity	12,667	18,246

Total liabilities and stockholders' equity	14,939	21,304

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31,		December 31
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

General and administrative expenses
Legal and professional	1,065	1,188	10,368
Salaries	2,553	3,890	20,634
Other	2,216	3,310	17,420
Impairment of unproved oil and gas properties	3,289	1,965	79,258
Loss from operations	(9,123)	(10,353)	(127,680)

Other income (expense), net
Termination of initial public offering	-	-	(527)
Other income, net	-	-	80
Foreign exchange gain (loss)	41	27	(108)
Interest income, net	5	32	195

Loss before income taxes	(9,077)	(10,294)	(128,040)
Income taxes	-	-	-

Net loss	(9,077)	(10,294)	(128,040)

Net loss per share of common stock - basic and diluted (in US$)	(0.27)	(0.33)	(8.32)

Weighted-average shares outstanding – basic and diluted (in thousands)	33,049	31,321	15,393

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

* Represents an amount less than US$ 1 thousand

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (cont’d)

			Additional	Deficit accumulated
	Common Stock		paid-in	in development
	Shares	Amounts	capital	stage	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2012	32,769	328	136,881	(118,963)	18,246

Funds received from sale of DSPP units and shares	1,099	11	2,467	-	2,478

Funds received from option exercises	138	1	-	-	1

Value of options granted to employees, directors and others	-	-	1,019	-	1,019

Net loss	-	-	-	(9,077)	(9,077)

Balances as of December 31, 2013	34,006	340	140,367	(128,040)	12,667

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
 (A Development Stage Company)
Statements of Cash Flows

			Period from
			April 6, 2000
	For the year		(inception) to
	ended December 31		December 31,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities

Net loss	(9,077)	(10,294)	(128,040)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	86	74	338
Officer, director and other fees, paid via common stock	-	-	2,330
Value of options issued to employees, directors & others	953	1,893	7,163
Interest on short term bank deposits	(20)	(15)	(41)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Change in Asset retirement obligation	(387)	-	(97)
Impairment of unproved oil and gas properties	3,289	1,965	79,258
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	100	(47)	(294)
Change in other receivables	562	(607)	(45)
Severance pay, net	(52)	(197)	33
Accounts payable	2	(176)	735
Accrued liabilities	(104)	(1.378)	1,668
Increase in deferred officers' compensation (net)	-	-	240
Net cash used in operating activities	(4,648)	(8,782)	(36,074)
Cash flows from investing activities
Investment in short term bank deposits - restricted	(1,083)	-	(1,346)
Acquisition of property and equipment	(57)	(57)	(533)
Investment in unproved oil and gas properties	(1,260)	(2,383)	(80,769)
Net cash used in investing activities	(2,400)	(2,440)	(82,648)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and exercise of warrants	2,479	3,974	133,037
Costs associated with the issuance of stock and warrants	-	-	(4,490)
Net cash provided by financing activities	2,479	3,974	129,136

Net increase (decrease) in cash and cash equivalents	(4,569)	(7,248)	10,414
Cash and cash equivalents – beginning of period	14,983	22,231	-
Cash and cash equivalents– end of period	10,414	14,983	10,414

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.
 (A Development Stage Company)
Statements of Cash Flows (cont’d)

			Period from
			April 6, 2000
			(inception) to
	For the year ended December 31		December 31,
	2013	2012	2013
	US$ thousands	US$ thousands	US$ thousands

Supplemental information

Cash paid for interest	-	-	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of options capitalized to unproved oil & gas properties	66	181	664
Value of warrants granted to underwriters	-	-	99
Investment in oil & gas properties	291	566	1,003
Deferred financing costs	-	-	85
Transfer of inventory to unproved oil & gas properties	-	-	150

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

As of December 31, 2013, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise”.    Consequently, the Company’s financial statements must be identified as those of a development stage enterprise.    In addition, the statements of operations, stockholders’ equity and cash flows are required to disclose all activity since the Company’s date of inception.    The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

Exploration Rights /Exploration Activities

The Company currently holds three petroleum exploration licenses, all onshore Israel, comprised of the newly granted Megiddo-Jezreel License (covering approximately 98,842 acres), the Asher-Menashe License (covering approximately 78,834 acres), and the Jordan Valley License (covering approximately 55,845 acres of land). Zion’s total license area currently amounts to approximately 233,521 acres.

(1) In April 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a new petroleum exploration license in the Megiddo-Jezreel Valley area, adjacent to and westward of Zion’s existing Jordan Valley License, onshore Israel. The Megiddo-Jezreel Petroleum Exploration License No. 401 was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years.  The Megiddo-Jezreel License covers an area of approximately 98,842 acres of onshore land south and west of Zion’s existing Jordan Valley License.

(2) The Asher-Menashe License covers an area of approximately 78,834 acres located on the Israeli coastal plain and the Mount Carmel range between Caesarea in the south and Haifa in the north. The Asher-Menashe License, having commenced on June 10, 2007 is scheduled to expire on June 9, 2014.

(3) The Jordan Valley License covers approximately 55,845 acres, just south of the Sea of Galilee in the Jordan Valley area. The Jordan Valley License, having commenced on April 13, 2011, has an initial three year term which expires on April 12, 2014, which may be extended for additional one-year periods through April 2018 at the option of the Commissioner.

The Joseph License covered approximately 83,272 acres on the Israeli coastal plain south of the Asher-Menashe License between Caesarea in the north and Netanya in the south. The Joseph License, having commenced on October 11, 2007, expired as of October 10, 2013.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

Megiddo-Jezreel Petroleum License

Under the terms of this new License, the Company has until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well to a minimum proposed total depth of approximately 4,000 meters (~ 13,125 feet) by December 1, 2015.  These and other geological and geophysical milestones should be achievable before the stated deadlines.

Asher-Menashe License

On May 23, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Asher-Menashe License to conduct additional in-well testing operations at the Elijah #3 well in hopes of finding commercially productive hydrocarbons. On July 7, 2013, the Commissioner notified us that the Company’s Asher-Menashe License was extended a final time to June 9, 2014. Under the terms of the extension, the Company is required to perform a perforation and stimulation operation at the Elijah #3 well and conduct a production test. If the outcome of the test is negative, the well is to be plugged and abandoned (“P&A”) and within 60 days thereafter, a final report should be submitted and the license returned.

The Company originally planned to re-enter the Elijah #3 well during October/November 2013, but we were delayed primarily due to problems that Lapidoth, our drilling contractor, experienced while drilling another well with a third party in Israel.  On January 5, 2014, we initiated Elijah #3 re-entry operations and on January 30, 2014, the Lapidoth rig was released.  Although we had hoped to encounter producible hydrocarbons, we did not (other than minimal amounts of gas), and we will now work to finalize all remaining plugging and abandonment procedures for that well.

See Note 2C and 4 with respect to impairment charges recorded by the Company during the year ended December 31, 2013.

Jordan Valley License

The Jordan Valley License is scheduled to expire on April 12, 2014, subject to additional one-year extensions at the option of the Petroleum Commissioner through April 2018. As we reassessed our existing seismic data to prepare to submit our new Megiddo-Jezreel License application, we identified several exploration leads in our existing Jordan Valley License area.

Zion’s Former Joseph License

On April 10, 2013, Zion submitted to Israel’s Petroleum Commissioner an application seeking a one-year extension for its Joseph License. On May 12, 2013, the Commissioner notified us that Zion’s Joseph License was extended only for six months, until October 10, 2013. Field operations were conducted from late August to mid-October, 2013 and on November 18, 2013, the Company, in accordance with the license terms, submitted our Final Plugging Report for the Ma’anit Rehoboth #2 and Ma’anit Joseph #3 wells.  The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry even though the Joseph License period has technically expired.

See Note 2C and 4 with respect to impairment charges recorded by the Company during the year ended December 31, 2013.

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

During the year ended December 31, 2013, the Company recorded a non-cash impairment charge of $3,289,000 of its unproved oil and gas properties (see Note 4 and 10) which was comprised of:

1)
$250,000 incurred in connection with the Elijah #3 re-entry well operations. This decision was based on the fact that no economically producible hydrocarbons were encountered and we will now work to finalize all remaining plugging and abandonment procedures for that well.

2)	$1,188,000 incurred in connection with the Asher-Menashe License. The Company no longer plans to pursue additional exploration activities in the Asher-Menashe License area.

3)
$1,851,000 incurred in connection with all remaining capitalized costs of the Joseph License and is due principally to a decision to prioritize available financial resources and focus Zion’s efforts on the Megiddo-Jezreel and Jordan Valley License areas (see Notes 4 and 10).

Currently, the Company has no economically recoverable reserves and no amortization base. Excluding the impairment charges discussed above in the aggregate amount of $79,258,000, the Company’s unproved oil and gas properties consist of capitalized exploration costs of $2,446,000 and $4,700,000 as of December 31, 2013 and 2012, respectively.

D.	Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over its estimated useful lives of three to fourteen years.    Depreciation charged to expense amounted to $86,000, $74,000 and $338,000 for the years ended December 31, 2013, and 2012 and for the period from April 6, 2000 (inception) to December 31, 2013, respectively.

E.	Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and insurance policies that are recorded at their current redemption value.

F.	Costs Associated with Public and Private Equity Offerings

Costs associated with each specific private or public equity offering are accumulated until either the closing of the offering or its abandonment.    If the offering is abandoned, the costs are expensed in the period the offering is abandoned.    If the offering is completed and funds are raised, the accumulated costs are recorded as a reduction to additional paid-in capital attributable to the equity offering. Capital issuance costs not attributable to any specific offering are charged to expense as incurred. Costs associated with public and private equity offerings charged to additional paid in capital amounted to $nil, $nil and $4,490,000 for the years ended December 31, 2013, and 2012 and for the period April 6, 2000 (inception) to December 31, 2013, respectively.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 7). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Based on ASC 740-10-25-6, “Income Taxes”, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.    Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.    Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2013 and 2012.

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

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred.    This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital.    The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties, although it does take into account estimated residual salvage values.    The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value. (See note 8B)

K.	Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share is presented in conformity with ASC 260-10 “Earnings Per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of 3,190,225 and 2,392,000 common stock equivalents in 2013 and 2012 respectively, would be anti-dilutive.

Due to the new shares of common stock issued in connection with the first rights offering in June 2009, the weighted average shares outstanding was adjusted by a factor of 1.089 which, in turn, adjusted the earnings per share calculations for the bonus element associated with the shares issued as part of such rights offering, as prescribed by ASC 260-10, “Earnings Per Share”.

Due to the new shares of common stock issued in connection with the second rights offering in December 2009, the weighted average shares outstanding was further adjusted by a factor of 1.037 which, in turn, adjusted the earnings per share calculations for the bonus element associated with the second rights offering shares, as prescribed by ASC 260-10, “Earnings Per Share”.

Due to the new shares of common stock issued in connection with the fourth rights offering in December 2010, the weighted average shares outstanding was further adjusted by a factor of 1.071 which, in turn, adjusted the earnings per share calculations for the bonus element associated with the fourth rights offering shares, as prescribed by ASC 260-10, “Earnings Per Share”.

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

N.	Recently Adopted Accounting Pronouncements

We do not believe that the adoption of recently issued accounting pronouncements in 2013 will have a significant impact on our financial position, results of operations, or cash flow.

Note 3 – Provision for Severance Pay

Israeli law generally requires payment of severance pay upon dismissal of an employee or upon termination of employment in certain other circumstances. The following plans relate to the employees in Israel:

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

D.
As of December 31, 2013 and 2012, the Company has a provision for severance pay of $177,000 and $199,000, respectively, of which all was long-term. As of December 31, 2013 and 2012, the Company has $144,000 and $114,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2013	December 31, 2012
	US$ thousands	US$ thousands
Excluded from amortization base:
Inventory ,and other operational related costs	929	1,175
Capitalized salary costs	602	781
Legal costs, license fees and other preparation costs	910	2,739
Other costs	5	5
	2,446	4,700

Impairment of unproved oil and gas properties comprised as follows:

	Year ended December 31, 2013	Year ended December 31, 2012	Period from April 6, 2000 (inception) to December 31, 2013
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	480	1,319	66,111
Capitalized salary costs	488	182	4,473
Legal costs, license fees and other preparation costs	2,320	410	3,266
Other costs	1	54	5,408
	3,289	1,965	79,258

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 5 – Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2013	December 31, 2012
	US$ thousands	US$ thousands

Employees related	102	103
Institutions & vendors	993	1,013
Other	379	242
	1,474	1,358

Note 6 - Stockholders’ Equity

A.	Authorized Shares of Common Stock

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

Under the previously announced offering, the Company is offering (a) shares of common stock and (b) through February 28, 2014, units of the Company’s securities with each unit comprised of (i) one share of common stock and (ii) a warrant to purchase an additional share of the Company’s common stock at an exercise price of $2.00 per share for five years. The securities are being offered by the Company in accordance with the terms of the DSPP as described in the Prospectus.

On August 26, 2013, the Company extended the expiration date for the Unit program under its DSPP to November 29, 2013.

On November 25, 2013, the Company extended the expiration date for the Unit program under its DSPP to February 28, 2014.

The extensions were made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

As of December 31, 2013, the Company and its registered agent, Registrar and Transfer Company ("RTC"), had collected approximately $2,478,000 from the DSPP. As a result, the Company issued a total of 1,099,486 shares of its common stock, comprised of 790,975 units (unit comprised of (i) one share of common stock and (ii) a warrant) and 308,511 shares.

C.	Warrants Terms’ Change

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

Under the reduced warrant exercise price programs noted above, warrants for a total of 2,255,931 shares were exercised, resulting in cash proceeds to the Company of approximately $3,948,000. As a result of these warrant exercises, the Company issued a total of 2,255,931 shares of its common stock.

D.	2005 Stock Option Plan

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

During the year ended December 31, 2013, the Company granted the following options under the 2005 Stock Option Plan to purchase:

i.
45,000 shares of common stock to executive officers, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 28, 2023.  The fair value of the options at the date of grant amounted to $100,425.

ii.
197,500 shares of common stock to executive officers, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through November 11, 2023.  The fair value of the options at the date of grant amounted to $304,430.

During the year ended December 31, 2012, the Company did not grant options under the 2005 Plan.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

E.	2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

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

During the year ended December 31, 2013, the Company granted the following options from the 2011 Plan:

25,000 shares of common stock were granted to one senior officer at an exercise price of $0.01. The options, granted pursuant to the terms of the officer’ respective employment agreement, vested upon grant and are exercisable through December 31, 2023.  The fair value of the options on their respective dates of grant amounted to $35,024.

During the year ended December 31, 2012, the Company granted the following options from the 2011 Plan:

i.
95,000 shares of common stock were granted to certain senior officers at an exercise price of $0.01. The options, granted pursuant to the terms of the officers’ respective employment agreements, vest in four equal quarterly installments from their respective grant dates.  Options for 40,000 shares were exercisable through December 3, 2017, of which options for 10,000 shares were forfeited upon one of the senior officer’s departure from the Company; options for 20,000 shares are exercisable through January 31, 2020; options for 25,000 shares are exercisable through December 21, 2022; and options for 10,000 shares are exercisable through December 4, 2021.  The fair value of the options on their respective dates of grant amounted to $185,196.

ii.
394,500 shares of common stock to two senior officers, non-management employees and consultants at an exercise price of $1.70. The options vest in equal quarterly installments over eight consecutive quarters, beginning with the quarter ended December 31, 2012. The fair value of the options on their respective dates of grant amounted to $460,700.

In June 2011, the Company’s shareholders authorized the adoption of the Zion Oil & Gas, Inc. 2011 Non-Employee Directors Stock Option Plan for non-employee directors (the “2011 Directors’ Plan”), initially reserving for issuance thereunder 1,000,000 share of common stock. Under the 2011 Directors’ Plan, only non-qualified options may be issued, and they will be exercisable for a period of six years from the date of grant.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

The Compensation Committee of the Board of Directors is responsible for determining the type of award, when to grant awards, to whom to grant awards, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed six years from the date of grant.

During the year ended December 31, 2013, the Company granted the following options from the 2011 Directors’ Plan, to purchase:

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

During the year ended December 31, 2012, the Company granted the following options from the 2011 Directors’ Plan:

i.
50,000 shares of common stock to two non-employee directors were granted, of which options for 25,000 shares were at an exercise price of $1.82 and options for the remaining 25,000 shares were at $1.86. The options were vested upon grant and are exercisable through June 13, 2017 and December 3, 2018.  The fair value of the options at their respective dates of grant amounted to $39,649.

ii.
160,000 shares of common stock were granted to eight non-employee directors at an exercise price of $1.70. The options vest in equal quarterly installments over eight consecutive quarters, beginning with the quarter ended December 31, 2012. The fair value of the options at their respective dates of grant amounted to $136,607.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

F.	Warrants and Options

The Company has reserved 3,190,225 shares of common stock as of December 31, 2013 for the exercise of warrants and options to employees and non-employees, of which 2,208,189 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise		Number of	Expiration	Warrants or
	Price		Shares	Date	Options
	US$
To non-employees

	1.70		130,000	December 20, 2022	Options
	2.50		25,000	December 31, 2014	Options
	2.61		77,000	December 04, 2021	Options
	0.01		20,000	November 11, 2023	Options

To employees and directors

	1.70		239,500	December 20, 2022	Options
	0.01		25,000	December 31, 2023	Options
	1.70		145,000	December 21, 2018	Options
	7.15		12,000	December 31, 2014	Options
	2.61		256,250	December 04, 2017	Options
	2.61		939,500	December 04, 2021	Options
	0.01		30,000	January 31, 2020	Options
	0.01		5,000	June 28, 2023	Options
	4.45		25,000	January 26, 2016	Options
	4.55		15,000	January 31, 2016	Options
	1.73		25,000	January 09, 2019	Options
	2.50		245,000	December 31, 2014	Options
	2.28		25,000	July 10, 2019	Options
	1.86		25,000	December 3, 2018	Options
	1.82		25,000	June 13, 2017	Options
	1.96		25,000	September 3, 2019	Options
	0.01		85,000	November 11, 2023	Options

To investors

	2.00		790,975	March 31, 2019	Warrants
	2.18	*	3,190,225

*Weighted Average

The warrant and option transactions since April 6, 2000 (inception) are shown in the table below:

	Number of	Weighted Average
	shares	exercise price
		US$

Outstanding, December 31, 2011	15,814,021	3.63

Changes during 2012 to:
Employees, officers, directors and others	699,500	1.48
Expired/Cancelled/Forfeited	(11,785,571)	1.82
Exercised	(2,335,950)	1.70
Outstanding, December 31, 2012	2,392,000	2.41

Changes during 2013 to:
Investors in DSPP (Units) (*)	790,975	2.00
Employees, officers, directors and others	342,500	0.44
Expired/Cancelled/Forfeited	(197,750)	2.71
Exercised	(137,500)	0.01
Outstanding, December 31, 2013	3,190,225	2.18
Exercisable, December 31, 2013	2,208,189	2.29

(*) See Note 6B

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

The aggregate intrinsic value of options exercised during 2013 and 2012 was approximately $224,000 and $360,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2013 totaling 3,190,225 was approximately $231,000.

The following table summarizes information about stock warrants and options outstanding as of December 31, 2013:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non-vested/non-exercisable)				warrants and options (all fully vested/exercisable)
		Weighted				Weighted
		average	Weighted			average	Weighted
		remaining	Average			remaining	Average
Range of	Number	contractual	Exercise	Range of	Number	contractual	exercise
exercise price	outstanding	life (years)	price	exercise price	Outstanding	Life (years)	price
US$			US$	US$			US$

1.70	52,500	4.98	1.70	1.70	92,500	4.98	1.70
1.70	138,561	8.98	1.70	1.70	230,939	8.98	1.70
2.00	790,975	5.25	2.00	0.01	5,000	9.50	0.01
-	-	-	-	2.61	1,016,500	7.93	2.61
-	-	-	-	2.61	256,250	3.93	2.61
-	-	-	-	4.55	15,000	2.08	4.55
-	-	-	-	1.86	25,000	4.93	1.86
-	-	-	-	7.15	12,000	1.00	7.15
-	-	-	-	4.45	25,000	2.07	4.45
-	-	-	-	2.50	270,000	1.00	2.50
-	-	-	-	0.01	30,000	6.09	0.01
-	-	-	-	2.28	25,000	5.53	2.28
-	-	-	-	1.73	25,000	5.03	1.73
-	-	-	-	1.96	25,000	5.68	1.96
-	-	-	-	0.01	25,000	10.00	0.01
-	-	-	-	0.01	105,000	9.87	0.01
-	-	-	-	1.82	25,000	3.45	1.82
1.70-2.00	982,036		1.94	0.01-7.15	2,208,189		2.29

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the Year		Period from April 6,
	ended December 31,		2000 (inception) to
	2013	2012	December 31, 2013

Weighted-average fair value of underlying stock at grant date	$1.78	$1.79	$1.78 - $8.23
Dividend yields	-	-	-
Expected volatility	67%-82%	67%-87%	28.2% - 87%
Risk-free interest rates	0.37% - 1.75%	0.34% - 1.92%	0.34% - 5.15%
Expected lives (in years)	3.00 - 5.00	3.00 - 6.00	1.50 – 6.00
Weighted-average grant date fair value	$1.43	$1.14	$0.76 - $5.11

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the Year		Period from April 6,
	ended December 31,		2000 (inception) to
	2013	2012	December 31, 2013

Weighted-average fair value of underlying stock at grant date	$1.73	$1.77	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	75%-76%	74.13%	32.20% - 99.80%
Risk-free interest rates	2.52%-2.77%	1.77%	1.60% - 5.50%
Expected lives (in years)	10.00	10.00	0.56 – 10.00
Weighted-average grant date fair value	$1.73	$1.39	$0.68 - $3.91

During the year ended December 31 2012, the expiration dates for 60,000 and 200,000 options previously granted to one senior officer were extended from January 18, 2013 to December 31, 2014 and December 4, 2021 respectively. In connection with the departure of a senior officer, options for 210,000 shares previously granted to such officer and not vested were forfeited. An expense of $279,000 was recorded as an adjustment to the original expense recognized.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 110 ("SAB 110"), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term. In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

Prior to 2008, due to the lack of sufficient history of the Company’s stock volatility, the Company estimated its own expected stock volatility based on the historic volatility for other oil exploration companies. Beginning in 2008 and continuing through December 31, 2013, the Company’s stock volatility is based on actual trading of the Company’s stock.

G.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

		Period from April 6, 2000
For the Year ended December 31		(inception) to December 31
2013	2012	2013
US$	US$	US$
773,000	1,955,000	7,121,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

		Period from April 6, 2000
For the Year ended December 31		(inception) to December 31
2013	2012	2013
US$	US$	US$
246,000	119,000	706,000

As of December 31, 2013, there was $53,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2014.

H.	Warrant Descriptions

The price and the expiration dates for the four (4) series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWOW Warrants	March 2013 – December 2013	2.00	March 31, 2019
ZNWAW Warrants	October 2008 – December 2008	7.00	December 31, 2012*
ZNWAZ Rights Offering Warrants	December 2010	4.00	December 31, 2012
ZNWAL Rights Offering Warrants	August 2011	3.50	August 15, 2012

* These warrants were originally scheduled to expire on January 31, 2012 and were extended to December 31, 2012.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 7 – Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	December 31, 2013	December 31, 2012
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	41,230	39,128
Other	1,577	1,379
Total gross deferred tax assets	42,807	40,507
Less – valuation allowance	(41,967)	(38,891)
Net deferred tax assets	840	1,616
Deferred tax liabilities :
Property and equipment	(8)	(18)
Unproved oil and gas properties	(832)	(1,598)
Total gross deferred tax liabilities	(840)	(1,616)

Net deferred tax asset	-	-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $121,266,000 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2033. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2013 and 2012.

At December 31, 2013, the Company has available federal net operating loss carry forwards of approximately $121,266,000 to reduce future U.S. taxable income. These amounts expire from 2022 to 2033.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed.  Tax losses can be carried forward indefinitely.  At December 31, 2013, the Company has available net operating loss carry forwards of approximately $89,900,000 to reduce future Israeli taxable income.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2013	Year ended December 31, 2012
	US$ thousands	US$ thousands
Pre-tax loss as reported	(9,077)	(10,294)

U.S. statutory tax rate	34%	34%
Theoretical tax expense	(3,086)	(3,500)

Increase in income tax expense resulting from:

Permanent differences	9	9
Other differences	1	691
Change in valuation allowance	3,076	2,800
Income tax expense	-	-

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and do not believe there will be any significant increases or decreases within the next twelve months.  No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2010.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2009 tax year can be regarded as final.

 Note 8 - Commitments and Contingencies

A.	Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company cannot predict with certainty the outcome or effect of any such litigation or investigatory matters or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any such lawsuits and investigations.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

B.	Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the Asher-Menashe and Joseph License areas to be approximately $483,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	Year ended December 31, 2013	Year ended December 31, 2012
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	870	870
Liabilities Settled	(276)	-
Revision of Estimate	(111)	-
Asset Retirement Obligations, Ending Balance	483	870

Liabilities of $276,000 were settled related to the Joseph License area.

Revisions were primarily due to changes in estimated costs for future Plug & Abandonment activities related to the Asher-Menashe and Joseph License areas.

C.	Environmental Matters

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

In January 2012, the Ministry of Energy and Water Resources submitted for review a proposed code titled "Onshore Oil and Gas Exploration and Production-Environment (Health) and Safety Code – Draft". The purpose of the proposed draft code is to regulate and codify onshore environmental and safety matters relating to oil and gas exploration and production in Israel. Under the proposed draft of the code, as a condition to receiving a license for oil and gas exploration, an applicant will have to submit, in writing, an environmental assessment as well as a safety plan that will have to be periodically updated during and after operations. In addition, as a condition to receiving production rights (in the case of a discovery), an applicant will have to submit an environmental impact report as well as a production safety plan.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

In April 2012, the “Environmental Protection Law (Emissions and Transfers to the Environment) Reporting Requirements and Register 2012” became effective. This statute imposes reporting obligations on entities engaged in oil and gas exploration activities in Israel relating to quantities of pollutants emitted into the air, water, land and sea (on an annual basis) and the off-site transfer of waste generated in the facility for treatment. The annual report that is to be furnished does not apply to the Company’s operations until we establish oil and/or gas production.

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

In June 2012, the Ministry of Energy and Water Resources (the “Energy Ministry) issued initial guidelines relating to onshore exploratory licensing. Under the guidelines, which have since been adopted, an application will have to meet certain specified conditions and provide detailed information with respect to the requested license area. The applicant must engage, at a minimum, an exploration manager, geologist, geophysicist and engineer with certain minimum years of experience in oil and gas exploration, and at least one of these persons must be a resident of Israel.

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

In July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparation of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.”  This document extensively details the requirements for a supplemental environmental document to an oil and gas exploration plan.

On December 3, 2013, the State of Israel’s Petroleum Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, the Company secured a US $930,000 bank guarantee in accordance with the performance guarantee guidelines.  With these two actions, Zion believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the October 2012 performance guarantee guidelines.

The Company believes that these new regulations will significantly increase the expenditures associated with obtaining new exploration rights and considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

D.	Royalty and Levy Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves used to operate the wells and related equipment and facilities). The present 12.5% royalty on oil revenues remains unchanged. At December 31, 2013 and 2012, the Company did not have any outstanding obligation with respect to royalty payments, since it is at the “development stage” and, to this date, no proved reserves have been found.

In March 2011, the Israeli parliament enacted the Petroleum Profits Taxation Law, 2011, which imposes a new levy on oil and gas production. Under the new tax regime, the Israeli Government  repealed the percentage depletion deduction and imposed a levy at an initial rate of 20% will be imposed on profits from oil and gas and will gradually rise to 44.56%, depending on the levy coefficient (the R-Factor). The R-Factor refers to the percentage of the amount invested in the exploration, the development and the establishment of the project, so that the 20% rate will be imposed only after a recovery of 150% of the amount invested (R-Factor of 1.5) and will range linearly up to 44.56 % after a recovery of 230% of the amount invested (R-Factor of 2.3). For purposes of the levy rate calculation, the minimal gas sale price, which will be accepted by the State, is the bi-annual average local price. The present 12.5% royalty imposed on oil revenues remains unchanged.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

E.	Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally.  A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% interest in the aggregate).  At December 31, 2013 or 2012, the Company did not have any outstanding obligation in respect of the charitable foundations, since it is at the “development stage” and, to this date, no proved reserves have been found.

F.	Surface Rights of Drilling Operations.

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

The Israel Lands Authority granted formal consent for the use of the surface with regard to the Ma'anit-Rehoboth #2 well; the expiration date of the consent is March 28, 2013. The Israel Lands Authority granted formal consent for the use of the surface with regard to the Ma'anit-Joseph #3 well; the expiration date of the consent was August 3, 2012; the Company has submitted a request to extend the expiration date

The Company has now completed the plugging obligations of all wells within the Joseph License and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry even though the Joseph License period has technically expired.

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

Once a specific site or sites have been designated from which we will drill our next deep exploration well(s), the Company will seek the appropriate authority/permission from the local landowner and from the Israel Lands Authority to conduct drilling-related operations.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

G.	Office and Vehicle Leases

(i) The Company has a lease for 3,600 square feet of corporate office space in Dallas, Texas, which expired on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended lease for its current office premises in Dallas, Texas as well as the addition of adjacent space in the building. Pursuant to the lease amendment, the lease term on the existing office space as well as the additional premises was extended to October 31, 2015.

Rent is paid on a monthly basis and was $6,996 per month for each month from November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through October 31, 2015. Notwithstanding the foregoing, the parties agreed that so long as there was no event of default under the lease amendment, monthly payments of $1,434 through October 31, 2012 and $1,544 thereafter through October 31, 2013 were to be abated.

(ii) The Company’s field office in Caesarea Israel consists of 5,565 square feet. The sublease term continues through March 31, 2014. Rent is paid on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $8,100 per month at the exchange rate in effect on the date of this report). The Company is also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, and insurance and maintenance payments during the sublease term.

With the sublease for the company’s field office in Caesarea, Israel expiring in March 2014, on December 19, 2013 the Company signed a new lease agreement with Caesarea Asset Management and Development companies for new premises containing 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,800 per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, twenty-four months from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2013 and 2012 were $256,000 and $238,000, respectively.

The future minimum lease payments as of December 31, 2013 are as follows:

US$ thousands

2014	335
2015	304
2016	174
2017	171
2018	171
2019	14
1,169

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

As previously disclosed, AME is part of a group of privately owned affiliated entities. The Company also disclosed that Guyney Yildizi Petrol UretimSondajmut, vc Tic A.S. (“GYP”), an affiliated entity of AME, advised the Company in April 2011 that GYP was the owner of the rig and, following further investigation by the Company, the Company agreed to remit the payments payable under the drilling contract between it and AME directly to GYP. The Company obtained an indemnity from GYP with respect to any damages and costs resulting from such payments to GYP.

In the context of finalizing amounts owed to GYP under the drilling contract, in April, 2012 GYP advised the Company in writing that approximately $1.5 million remain outstanding under the drilling contract, which amount purportedly included $550,000 in rig demobilization fees.

In May, 2012, the Company and GYP agreed that the Company would pay GYP $627,000 in full and final settlement of past bills, and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 for rig demobilization was excluded from the settlement. The drilling contract between the Company and AME, which was assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

On February 25, 2013, GYP advised the Company in writing of GYP's intention to seek arbitration under the drilling contract; however, GYP also indicated its desire to find an amicable solution in lieu of initiating arbitration proceedings and offered a deep discount to resolve the matter.  The Company, which denies it owes anything, offered a nuisance amount to resolve the matter.  The Company's offer has not been accepted by GYP to date and periodic communications continue between it and the Company.

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

See Note 10 on GYP's request for arbitration.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

I.	Bank Guarantees

As of December 31, 2013, the Company provided bank guarantees to various governmental bodies (approximately $1,143,000) and others (approximately $109,000) in respect of its drilling operation in an aggregate amount of approximately $1,252,000.  The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the company's balance sheet as “restricted cash.

Note 9 – Risks and Uncertainties

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2012-2013 have rendered obtaining new explorations licenses more time-consuming and expensive.

The Company believes that these new environmental regulations will also significantly increase the time, effort, and expenditures associated with obtaining all of the necessary authorizations and approvals prior to drilling any subsequent well.

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

•	exchange rate fluctuations between the Israeli shekel versus the US Dollar;

•	royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

•	changes in Israel's economy that could lead to legislation establishing oil and gas price controls.

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

Note 10 - Subsequent Events

On January 5, 2014, the Company initiated Elijah #3 re-entry operations and on January 30, 2014, the Lapidoth rig was released.  Although we had hoped to encounter producible hydrocarbons, we did not (other than minimal amounts of gas), and we will now work to finalize all remaining plugging and abandonment procedures for that well.

On February 6, 2014, the Ministry of Energy and Water Resources issued guidelines for bank guarantees and insurance requirements with respect to oil rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.  The Company’s management is studying the new guidelines and evaluating the additional negative impact on the Company.

As it relates to existing onshore license holders like Zion, the Company must obtain a base guarantee in the New Israeli Shekel equivalent of $500,000, the earlier of:

•	The date of approval of the application for extension of the license;

•	The date of submission of an application for transfer of rights;

•	The date of submission of an application for approval of drilling; or

•	45 days after the date of publication of the guidelines (late March 2014).

The Petroleum Commissioner, under exceptional circumstances, may demand a lower or higher guarantee sum.

Also, as it relates to existing onshore license holders, prior to the start of drilling, an additional bank guarantee in the New Israeli Shekel equivalent of $250,000 will be required.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements

Existing onshore license holders must have an insurance policy in place at least 30 days prior to the planned drilling date of a well.  The insurance policy must include that which is usually taken out by international oil or gas exploration or production companies, in accordance with specific requirements set out in the guidelines.

The Company believes that these and other new regulations will significantly increase the expenditures associated with and serve as a disincentive for operators to engage in oil and gas exploration in Israel. On February 24, 2014, the Company received a request seeking that the Company arrange for three bank guarantees totaling $1.5 Million. The Company disputes that it is obligated to obtain the three bank guarantees even under the new regulations. The Company awaits word on the Israel Oil & Gas Association petition where the association is contemplating a legal challenge in Israel’s Supreme Court and does not plan on providing any of the bank guarantees until the matter is resolved.

On February 21, 2014, the Company extended the expiration date for the Unit program under its DSPP to June 30, 2014. The extension is made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

On March 4, 2014, the Company received from GYP a request for arbitration. The Company continues to deny GYP's claim and intends to vigorously defend itself.