Form 10-Q
period 2014-03-31
ZION OIL & GAS INC
filed 2014-05-08
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2014; or

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

As of May 1, 2014, Zion Oil & Gas, Inc. had outstanding 34,658,560 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

 Zion Oil & Gas, Inc.
(A Development Stage Company)
Balance Sheets as of (Unaudited)

	March 31	December 31
	2014	2013
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	7,804	10,414
Fixed short term bank deposits - restricted	1,322	1,387
Fixed short term bank deposits	901	-
Prepaid expenses and other	320	294
Other receivables	248	45
Total current assets	10,595	12,140

Unproved oil and gas properties, full cost method	2,577	2,446

Property and equipment at cost
Net of accumulated depreciation of $354,000 and $332,000	207	209

Other assets
Assets held for severance benefits	165	144

Total assets	13,544	14,939

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	327	138
Asset retirement obligation	311	483
Accrued liabilities	1,509	1,474
Total current liabilities	2,147	2,095

Provision for severance pay	189	177

Total liabilities	2,336	2,272

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000: Issued and outstanding: 34,336,598 and 34,005,696 shares at March 31, 2014 and December 31, 2013 respectively	343	340
Additional paid-in capital	141,169	140,367
Deficit accumulated in development stage	(130,304)	(128,040)
Total stockholders’ equity	11,208	12,667

Total liabilities and stockholders' equity	13,544	14,939

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the three months ended March		Period from April 6, 2000 (inception) to March 31
	2014	2013	2014
	US$ thousands	US$ thousands	US$ thousands
General and administrative expenses
Legal and professional	295	341	10,663
Salaries	550	571	21,184
Other	1,412	486	18,832
Impairment of unproved oil and gas properties	-	1,851	79,258
Loss from operations	(2,257)	(3,249)	(129,937)

Other income (expense), net
Termination of initial public offering	-	-	(527)
Other income, net	-	-	80
Foreign exchange gain (loss)	(4)	6	(112)
Interest income, net	(3)	2	192

Loss before income taxes	(2,264)	(3,241)	(130,304)
Income taxes	-	-	-

Net loss	(2,264)	(3,241)	(130,304)

Net loss per share of common stock - basic and diluted (in US$)	(0.07)	(0.10)	(8.04)

WeiWeighted-average shares outstanding – basic and diluted (in thousands)	34,387	32,804	16,209

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Unaudited)

				Additional	Deficit accumulated
	Common Stock			paid-in	in development
	Shares	Amounts		capital	stage	Total
	US$ thousands	US$ thousands		US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2013	34,006	340		140,367	(128,040)	12,667
Funds received from sale of DSPP units and shares	326	3		699	-	702
Funds received from option exercises	5	(*	)	-	-	(*	)
Value of options granted to employees, directors and others	-	-		103	-	103
Net loss	-	-		-	(2,264)	(2,264)
Balances as of March 31, 2014	34,337	343		141,169	(130,304)	11,208

* Represents an amount less than US$ 1 thousand.

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
 (A Development Stage Company)
Statements of Cash Flows (Unaudited)

			Period from
			April 6, 2000
	For the three months		(inception) to
	ended March 31		March 31,
	2014	2013	2014
	US$ thousands	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(2,264)	(3,241)	(130,304)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	22	20	360
Officer, director and other fees, paid via common stock	-	-	2,330
Cost of options issued to employees, directors & others	102	212	7,265
Interest on short term bank deposits	(1)	(6)	(42)
Interest paid through issuance of common stock	-	-	17
Write-off of costs associated with public offering	-	-	507
Loss on disposal of equipment	-	-	4
Asset retirement obligation	(172)	-	(269)
Impairment of unproved oil and gas properties	-	1,851	79,258
Change in assets and liabilities, net:
Decrease in inventories	-	-	150
Prepaid expenses and other	(26)	89	(320)
Change in other receivables	(203)	598	(248)
Severance pay, net	(9)	(54)	24
Accounts payable	231	7	966
Accrued liabilities	267	44	1,935
Increase in deferred officers' compensation (net)	-	-	240
Net cash used in operating activities	(2,053)	(480)	(38,127)

Cash flows from investing activities
Investment in short term bank deposits	(835)	-	(2,181)
Acquisition of property and equipment	(20)	(8)	(553)
Investment in unproved oil and gas properties	(404)	(756)	(81,173)
Net cash used in investing activities	(1,259)	(764)	(83,907)

Cash flows from financing activities
Deferred financing costs on debt conversions and modification	-	-	89
Loan proceeds – related party	-	-	259
Loan principal repayments – related party	-	-	(259)
Loan proceeds – other	-	-	500
Proceeds from sale of stock and exercise of warrants	702	-	133,739
Costs associated with the issuance of stock and warrants	-	-	(4,490)
Net cash provided by financing activities	702	-	129,838

Net increase (decrease) in cash and cash equivalents	(2,610)	(1,244)	7,804
Cash and cash equivalents – beginning of period	10,414	14,983	-
Cash and cash equivalents– end of period	7,804	13,739	7,804

Zion Oil & Gas, Inc.
(A Development Stage Company)
Statement of Cash Flows (cont'd) (Unaudited)

			Period from
			April 6, 2000
	For the three months		(inception) to
	ended March 31		March 31,
	2014	2013	2014
	US$ thousands	US$ thousands	US$ thousands
Supplemental information

Cash paid for interest	-	-	78
Cash paid for income taxes	-	-	-

Non-cash investing and financing activities:

Payment of note payable through issuance of common stock	-	-	575
Payment of accounts payable through issuance of note payable	-	-	35
Financing costs paid through issuance of common stock	-	-	25
Increase in accounts payable for financing costs	-	-	382
Waived interest on debt conversions	-	-	4
Shares issued for debt conversion	-	-	940
Value of warrants granted to underwriters	-	-	99
Deferred financing costs	-	-	85
Cost of options capitalized to oil & gas properties	1	28	665
Investment in oil & gas properties	17	(561)	1,020
Transfer of inventory to oil and gas properties	-	-	150

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion is a development stage oil and gas exploration company with a history of more than 13 years of oil & gas exploration in Israel.

As of March 31, 2014, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise. In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 3,406,624 and 2,378,250 common stock equivalents in the three month periods ended March 31, 2014 and 2013, respectively, would be anti-dilutive.

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

The Company’s oil and gas property represents an investment in unproved properties.  These costs are excluded from the amortized cost pool until proved reserves are found or until it is determined that the costs are impaired.  All costs excluded are reviewed at least quarterly to determine if impairment has or should be declared.  The amount of any impairment is charged to expense since a reserve base has not been established.  Impairment requiring a charge to expense may be indicated through evaluation of drilling results, relinquishing drilling rights or other information (see Note 4).

Note 3 - Stockholders’ Equity

A.	2005 Stock Option Plan

During the three months ended March 31, 2014, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

i.
25,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vest in equal quarterly installments over four consecutive quarters, beginning with the quarter ended March 31, 2014 and are exercisable through March 31, 2024.  The fair value of the options at the date of grant amounted to $47,524.

ii.
20,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through March 31, 2024.  The fair value of the options at the date of grant amounted to $38,018.

iii.
10,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through March 31, 2024.  The fair value of the options at the date of grant amounted to $19,009.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

B.	Stock Options

The stock option transactions since January 1, 2014 are shown in the table below:

	Number of	Weighted average
	shares	exercise price
		US$
Outstanding, December 31, 2013	3,190,225	2.18
Changes to:
Investors in DSPP (Units) (*)	173,899	2.00
Employees, officers and directors	55,000	0.01
Expired/Cancelled/Forfeited	(7,500)	1.70
Exercised	(5,000)	0.01
Outstanding, March 31, 2014	3,406,624	2.14
Exercisable, March 31, 2014	2,300,626	2.24

(*) See Note 3E

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2014 and 2013 and the period from April 6, 2000 (inception) to March 31, 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

			Period from April 6,
	For the three months ended March 31,		2000 (inception) to March 31,
	2014	2013	2014
Weighted-average fair value of underlying stock at grant date	$1.91	$1.73	$1.73 - $8.23
Dividend yields	-	-	-
Expected volatility	78%-82%	67%	28.2% - 87%
Risk-free interest rates	1.72%-1.73%	0.37%	0.34% - 5.15%
Expected lives (in years)	5.00-5.38	3.00	1.50 –6.00
Weighted-average grant date fair value	$1.90	$0.76	$0.76 - $5.11

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the three months ended March 31, 2014 and 2013 and the period from April 6, 2000 (inception) to March 31, 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Period from April 6,
	For the three months ended March 31,		2000 (inception) to March 31,
	2014	2013	2014
Weighted-average fair value of underlying stock at grant date	-	-	$1.00 - $8.75
Dividend yields	-	-	-
Expected volatility	-	-	32.20% - 99.80%
Risk-free interest rates	-	-	1.60% - 5.50%
Expected lives (in years)	-	-	0.56 – 10.00
Weighted-average grant date fair value	-	-	$0.68 - $3.91

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the three months ended March 31, 2014  and 2013 and the period from April 6, 2000 (inception) to March 31, 2014 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No.110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The following table summarizes information about stock warrants and options outstanding as of March 31, 2014:

Shares underlying outstanding				Shares underlying outstanding
warrants and options (non-vested/non-exercisable)				warrants and options (all fully vested/exercisable)
		Weighted				Weighted
		average				average
		remaining	Weighted			remaining	Weighted
Range of	Number	contractual	Average	Range of	Number	contractual	Average
exercise price	outstanding	life (years)	Exercise price	exercise price	Outstanding	Life (years)	exercise price
US$			US$	US$			US$
1.70	30,000	4.73	1.70	1.70	107,500	4.73	1.70
1.70	92,374	8.73	1.70	1.70	277,126	8.73	1.70
2.00	964,874	5.34	2.00	0.01	5,000	9.25	0.01
0.01	18,750	10.00	0.01	0.01	36,250	10.00	0.01
-	-	-	-	2.61	1,016,500	7.68	2.61
-	-	-	-	2.61	256,250	3.68	2.61
-	-	-	-	4.55	15,000	1.84	4.55
-	-	-	-	0.01	25,000	9.75	0.01
-	-	-	-	1.86	25,000	4.68	1.86
-	-	-	-	7.15	12,000	0.75	7.15
-	-	-	-	4.45	25,000	1.82	4.45
-	-	-	-	2.50	270,000	0.75	2.50
-	-	-	-	0.01	30,000	5.84	0.01
-	-	-	-	2.28	25,000	5.28	2.28
-	-	-	-	1.73	25,000	4.78	1.73
-	-	-	-	0.01	100,000	9.62	0.01
-	-	-	-	1.96	25,000	5.43	1.96
-	-	-	-	1.82	25,000	3.21	1.82
0.01-2.00	1,105,998		1.93	0.01-7.15	2,300,626		2.24

 Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

D.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

For the three months ended March 31		Period from April 6, 2000 (inception) to March 31
2014	2013	2014
US$	US$	US$
89,000	211,000	7,210,000

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

For the three months ended March 31		Period from April 6, 2000 (inception) to March 31
2014	2013	2014
US$	US$	US$
14,000	29,000	720,000

As of March 31, 2014, there was $71,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining period of 2014.

E.	Replacement Registration Statement S-3/A and Prospectus Supplement for the Dividend Reinvestment and Direct Stock Purchase Plan

On March 13, 2014  the Company filed  an S-3/A Form that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. From time to time, the Company may offer up to an aggregate of approximately $119,850,000 of any combination of the securities described in this prospectus, either individually or in units.

On March 31, 2014, the Company filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “Prospectus”) relating to the Company’s DSPP. The Prospectus forms a part of the Company’s Registration Statement on Form S-3/A (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

The Company is offering (a) shares (each a “Share” and collectively the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”), and (b), through June 30, 2014, units (the “Units”) of the Company’s securities with each unit comprised of (i) one (1) share  of Common Stock and (ii) a warrant to purchase an additional share of the Company’s Common Stock at an exercise price of $2.00 per share (each a “Warrant” and collectively the “Warrants”; together with the Shares and the Units the “Securities”). The Securities are being offered by the Company in accordance with the terms of the Plan as described in the Prospectus.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

On February 21, 2014 the Company extended the expiration date for the Unit program under its DSPP to June 30, 2014.

The extension was made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

As of March 31, 2014, the Company and its registered agent, Registrar and Transfer Company ("RTC"), had collected approximately $3,180,000 from the DSPP. As a result, the Company issued a total of 1,425,388 shares of its common stock, comprised of 964,874 units (unit comprised of (i) one share of common stock and (ii) a warrant) and 460,514 shares.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2014	December 31, 2013
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	911	929
Capitalized salary costs	653	602
Legal costs, license fees and other preparation costs	1,008	910
Other costs	5	5
	2,577	2,446

Impairment of unproved oil and gas properties comprised as follows:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	Period from April 6, 2000 (inception) to March 31, 2014
	US$ thousands	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	-	-	66,111
Capitalized salary costs	-	142	4,473
Legal costs, license fees and other preparation costs	-	1,709	3,266
Other costs	-	-	5,408
	-	1,851	79,258

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

B.	Environmental and Onshore Licensing Regulatory Matters

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

On December 3, 2013, the State of Israel’s Petroleum Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, the Company secured a US $930,000 bank guarantee in accordance with the performance guarantee guidelines Consequently,, Zion believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the October 2012 performance guarantee guidelines.

On February 6, 2014, the Ministry of Energy and Water Resources issued guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

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

On February 24, 2014, the Company received a request asking the Company to arrange for three bank guarantees totaling $1.5 million. The Company disputes that it is obligated to obtain the three bank guarantees even if the new regulations were to go into effect. The Israel Oil & Gas Association sent several letters to the Energy Minstry and the Petroleum Commissioner requesting a halt or change in the new regulations.

On March 27, 2014, the Petroleum Commissioner’s office sent a letter to the Company informing that a decision was made to delay the date those regulations go into effect by 45 days to May 15, 2014.

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

In May, 2012, the Company and GYP agreed that the Company would pay GYP $627,000 in full and final settlement of past bills, and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 for rig demobilization was excluded from the settlement. The drilling contract between the Company and AME, which was allegedly assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

On February 25, 2013, GYP advised the Company in writing of GYP's intention to seek arbitration under the drilling contract; however, GYP also indicated its desire to find an amicable solution in lieu of initiating arbitration proceedings and offered a deep discount to resolve the matter.  The Company, which denies it owes anything, offered a nuisance amount to resolve the matter, which GYP respectfully denied.

On October 13, 2013, the Company received a new letter from GYP requesting payment of the $550,000 with no reference to arbitration. By written response on October 29, 2013, the Company respectfully denied any liability on GYP's claim.  On October 31, 2013, the Company received an email from GYP disagreeing with the Company's analysis and threatening arbitration if no satisfactory solution can be found. By written response on November 6, 2013, the Company, citing relevant provisions of the drilling contract, again respectfully denied any liability on GYP's claim

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration filed by GYP. The Company continues to deny GYP's claim and intends to vigorously defend itself.

D.	Bank Guarantees

As of March 31, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,175,000) and others (approximately $70,000) in respect of its drilling operation in an aggregate amount of approximately $1,245,000.  The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company's balance sheets as “restricted cash.”

E.	Company License Area Activities

The Company currently holds three petroleum exploration licenses, all onshore Israel, comprised of the newly granted Megiddo-Jezreel License (covering approximately 98,842 acres), the Jordan Valley License (covering approximately 55,845 acres), and the Asher-Menashe License (covering approximately 78,834 acres). Zion’s total license area currently amounts to approximately 233,521 acres.

On December 3, 2013, Israel’s Petroleum Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. The Company has secured a US $930,000 bank guarantee in accordance with the Performance Guarantee Guidelines. Under the license terms, the Company is to identify and submit a drilling prospect in the license area by July 1, 2015; enter into a contract for the drilling of such prospect by October 1, 2015; and begin drilling or “spud” a well to a minimum proposed total depth of approximately 4,000 meters (~ 13,125 feet) by December 1, 2015.

Zion Oil & Gas, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)

The Company has identified several key leads/prospects in the Megiddo-Jezreel and portions of the Jordan Valley License areas. Over the last several months, Zion engaged Geomage (Israel-based seismic company) and Eskaton Seismic (U.S. based seismic company) to reprocess a total of approximately 168 kilometers of existing seismic data over both the Megiddo-Jezreel and Jordan Valley License areas.  Eskaton’s reprocessing efforts in particular have enhanced our geologic understanding of the subsurface structures such that we believe the merger of the two licenses is a key priority for our 2015 future drilling efforts.

Regarding the Asher-Menashe License, the Company originally planned to re-enter the Elijah #3 well during October/November 2013, but we were delayed primarily due to problems that Lapidoth, our drilling contractor, experienced while drilling another well with a third party in Israel.  On January 5, 2014, we initiated Elijah #3 re-entry operations and on January 30, 2014, the Lapidoth rig was released.

Although the Company had hoped to encounter producible hydrocarbons during the Elijah #3 re-entry testing that was conducted and concluded in Q1 2014, only minimal amounts of gas were encountered and we have now finalized all plugging obligations.  Zion acknowledges its obligation to complete the abandonment of the Elijah #3 well site in accordance with guidance from the Environmental Ministry and local officials.

Note 6- Subsequent Events

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License at which time Zion would relinquish the remaining portion of the Jordan Valley License. We contend that there is significant exploration potential in this structurally and stratigraphically linked petroleum system that overlaps the boundaries between the present Megiddo-Jezreel and Jordan Valley Licenses. (see Note 5E).

On April 16, 2014, Zion signed a contract with GII (countersigned by GII on April 27, 2014) to acquire approximately 34 kilometers of 2D Vibroseis data this summer.  We are in the final stages of hiring Geo-prospect, an Israeli geological, environmental, and planning company to assist Zion with preparatory work for the extensive environmental impact document which is a prerequisite for a drilling permit.

On May 1, 2014, prior to Zion’s answer date deadline, Zion filed an Answer in which it denied GYP’s claim for payment of the demob fee, and in addition it asserted a Counterclaim against GYP (Note 5C).

During the month of April 2014, the company raised a total of approximately $770,000 through the Direct Stock Purchase Plan that increased the issued and outstanding shares to a total of 34,658,560 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to explore for and develop natural gas and oil resources successfully and economically;

●	the likelihood of being granted new petroleum exploration rights by Israeli authorities;

●	the availability of equipment, such as drilling rigs, oil transport trucks, and transportation pipelines;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling and production;

●	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel, regionally, and globally.

Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although we believe that expectations reflected in the forward-looking statements are reasonable, we do not know and therefore cannot guarantee future results, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no duty to update any forward-looking statements after the date of this report or to conform such statements to actual results.

Overview

Zion Oil & Gas, Inc. is an initial stage oil and gas exploration company with a history of over 13 years of oil and gas exploration in Israel. As of March 31, 2014, we have no revenues or operating income and are considered to be a "development stage" company. We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

As of March 31, 2014, Zion currently holds three petroleum exploration licenses, all onshore Israel, comprised of the newly granted Megiddo-Jezreel License (covering approximately 98,842 acres), the Asher-Menashe License (covering approximately 78,834 acres), and the Jordan Valley License (covering approximately 55,845 acres). Zion’s total license area currently amounts to approximately 233,521 acres.

As a result of ongoing evaluation of previous and newly acquired geological and geophysical data relating to our license areas, we have re-focused our exploration strategy with a primary emphasis on the Megiddo-Jezreel License and portions of the Jordan Valley License area.

To date, we have drilled four exploratory wells. While the presence of hydrocarbons was indicated while drilling certain of these wells, none of the exploratory wells that we have drilled to date have been deemed capable of producing oil or gas in commercial quantities.

Current Exploration Efforts

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

The Company has identified several key leads/prospects in the Megiddo-Jezreel and portions of the Jordan Valley License areas. Over the last several months, Zion engaged Geomage (Israel-based seismic company) and Eskaton Seismic (U.S. based seismic company) to reprocess a total of approximately 168 kilometers (12 lines) of existing seismic data over both the Megiddo-Jezreel and Jordan Valley License areas.  Eskaton’s reprocessing efforts in particular have enhanced our geologic understanding of the subsurface structures such that we believe the merger of the two licenses is a key priority for our 2015 future drilling efforts. This effort has aided us in high-grading our exploration leads to develop them into drillable prospects. However, additional pre-drilling exploratory work will still be needed before a drillable prospect can be matured and recommended in this license area.

With assistance from our Israel exploration staff, we have identified locations to acquire new seismic data in conjunction with the Geophysical Institute of Israel (GII). On April 16, 2014, Zion signed a contract with GII (countersigned by GII on April 27, 2014) to acquire approximately 34 kilometers of 2D Vibroseis data this summer.

Our Israel exploration staff also collected approximately 28 rock samples in and around the Megiddo-Jezreel License area to assess and evaluate the rock sample’s oil generation potential.

Finally, we are in the final stages of evaluating proposals from various environmental firms to prepare an extensive environmental impact document which is a prerequisite for a drilling permit.

Jordan Valley License

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License at which time Zion would relinquish the remaining portion of the Jordan Valley License. We contend that there is significant exploration potential in this structurally and stratigraphically linked petroleum system that overlaps the boundaries between the present Megiddo-Jezreel and Jordan Valley Licenses.

As clearly demonstrated in the application documents, structural closure exists at four stratigraphic levels and in multiple structures. For a variety of reasons, including the results of the newly reprocessed seismic data, the Company has refocused its exploration strategy with a primary emphasis on the Megiddo-Jezreel License and the southern portions of the Jordan Valley License area.

Asher-Menashe License

Regarding the Asher-Menashe License, the Company originally planned to re-enter the Elijah #3 well during October/November 2013, but we were delayed primarily due to problems that Lapidoth, our drilling contractor, experienced while drilling another well with a third party in Israel.  On January 5, 2014, we initiated Elijah #3 re-entry operations and on January 30, 2014, the Lapidoth rig was released.

Although the Company had hoped to encounter producible hydrocarbons during the Elijah #3 re-entry testing that was conducted and concluded in Q1 2014, only minimal amounts of gas were encountered, and we have now finalized all plugging obligations.  Zion acknowledges its obligation to complete the abandonment of the Elijah #3 well site in accordance with guidance from the Environmental Ministry and local officials.

Onshore Licensing, Oil and Gas Exploration and Environmental Guidelines

The procedure for Israeli onshore exploratory licensing and exploration drilling has undergone considerable modification in the last few years.  The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof.

In July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparation of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.”  This document extensively details the requirements for a supplemental environmental document to an oil and gas exploration plan.

On December 3, 2013, the State of Israel’s Petroleum Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, the Company secured a US $930,000 bank guarantee in accordance with the performance guarantee guidelines. Consequently, Zion believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the October 2012 performance guarantee guidelines.

On February 6, 2014, the Ministry of Energy and Water Resources issued guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

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

Existing onshore license holders also must have an insurance policy in place at least 30 days prior to the planned drilling date of a well.  The insurance policy must include that which is usually taken out by international oil or gas exploration or production companies, in accordance with specific requirements set out in the guidelines.

On February 24, 2014, the Company received a request asking the Company to arrange for three bank guarantees totaling $1.5 million. The Company disputes that it is obligated to obtain the three bank guarantees even if the new regulations were to go into effect. The Israel Oil & Gas Association sent several letters to the Energy Minstry and the Petroleum Commissioner requesting a halt or change in the new regulations.

On March 27, 2014, the Petroleum Commissioner’s office sent a letter to the Company informing that a decision was made to delay the date those regulations go into effect by 45 days to May 15, 2014.

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

On March 13, 2014  the Company filed  an S-3/A Form that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. From time to time, the Company may offer up to an aggregate of approximately $119,850,000 of any combination of the securities described in this prospectus, either individually or in units.

On March 31, 2014, the Company filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “Prospectus”) relating to the Company’s DSPP. The Prospectus forms a part of the Company’s Registration Statement on Form S-3/A (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

The Company is offering (a) shares (each a “Share” and collectively the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”), and (b), through June 30, 2014, units (the “Units”) of the Company’s securities, for $2.50 per unit, with each unit comprised of (i) one (1) share  of Common Stock and (ii) a warrant to purchase an additional share of the Company’s Common Stock at an exercise price of $2.00 per share (each a “Warrant” and collectively the “Warrants”; together with the Shares and the Units the “Securities”). The Securities are being offered by the Company in accordance with the terms of the Plan as described in the Prospectus.

On February 21, 2014 the Company extended the expiration date for the Unit program under its DSPP to June 30, 2014.

As of March 31, 2014, the Company and its registered agent, Registrar and Transfer Company ("RTC"), had collected approximately $3,180,000 from the DSPP. As a result, the Company issued a total of 1,425,388 shares of its common stock, comprised of 964,874 units (unit comprised of (i) one share of common stock and (ii) a warrant) and 460,514 shares.

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●
Impairment of Unproved Oil and Gas Properties:  Impairment expense is recognized if a determination is made that a well will not be commercially productive. The impairment amounts include amounts paid with respect to drilling operations as well as geological and geophysical costs and various amounts paid to Israeli regulatory authorities.

●
General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit, legal and other professional fees. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, office lease, and insurance and related expenses.

●
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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in income from continuing operations before income taxes, and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

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

The total net book value of our unproved oil and gas properties under the full cost method is $2,577,000 at March 31, 2014.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the Three Months Ended March 31
	2014	2013
	(US $ in thousands)
General and administrative expenses
Legal and professional fees	295	341
Salaries	550	571
Other	1,412	486
Impairment of unproved oil and gas properties	-	1,851
Subtotal G&A	2,257	3,249

Other expense (income), net	7	(8)

Net loss	2,264	3,241

Revenue.  We have no revenue generating operations, as we are still a development stage oil and gas company.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2014 were $2,257,000 compared to $3,249,000 for the three months ended March 31, 2013. The decrease in general and administrative expenses in 2014 compared to 2013 is primarily attributable to impairment charge of $1,851,000 recorded during the three months ended March 31, 2013 representing the remaining capitalized cost of the Joseph License, offset by increase in other general and administrative expenses during for the three months ended March 31, 2014 compared to the corresponding period in 2013. Legal and professional fees for the three months ended March 31, 2014 were $295,000 compared to $341,000 for the three months ended March 31, 2013.  The decrease in legal and professional fees is primarily attributable to the decreased utilization of legal services resulting from the decrease in operational activity in 2014. Salary expenses for the three months ended March 31, 2014 were $550,000 compared to $571,000 for the three months ended March 31, 2013. The decrease in salary expenses in 2014 compared to 2013 is primarily attributable to a lesser non-cash expense recorded in connection with stock option grants that were awarded during 2014, 2013 and 2012. Other general and administrative expenses for the three months ended March 31, 2014 were $1,412,000 compared to $486,000 for the three months ended March 31, 2013. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses in 2014 compared to 2013 is primarily attributable to increased operational expenses in regard to re-entry and testing of the Elijah #3 well. Impairment of unproved oil and gas properties expenses for the three months ended March 31, 2014 was nil compared to $1,851,000 for the for the three months ended March 31, 2013. The decrease in impairment of unproved oil and gas properties expenses in 2014 compared to 2013 is attributable to the impairment charge of 1,851,000 recorded during the three months ended March 31, 2013 representing the remaining capitalized cost of the Joseph License.

Other (income) expense, net.  Other (income) expense, net for the three months ended March 31, 2014 was $7,000 compared to ($8,000) for the three months ended March 31, 2013.

Net Loss. Net loss for the three months ended March 31, 2014 was $2,264,000 compared to $3,241,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

At March 31, 2014, we had approximately $10,027,000 in cash and cash equivalents and fixed short term bank deposits compared to $11,801,000 at December 31, 2013. The $10,027,000 includes the amount of $1,245,000 that is held in bank guarantees toward our exploration efforts in Israel.

As of March 31, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,175,000) and others (approximately $70,000) in respect of its drilling operation in an aggregate amount of approximately $1,245,000.  The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the company's balance sheet as “restricted cash.

During the three months ended March 31, 2014, cash used in operating activities totaled $2,053,000. Cash provided by financing activities during the three months ended March 31, 2014, was $702,000 and is attributable to proceeds received from the DSPP which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties, short term bank deposits and other assets was $1,259,000 during the three months ended March 31, 2014.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $512,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through June 30, 2015.  However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., seismic acquisition, environmental and drilling permit application and acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the launch in March 2013 of the DSPP. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the first quarter of 2014, there were no accounting pronouncements which were issued and which have relevancy to our business.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2011, the NIS has experienced a revaluation of approximately 8.7% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2013 and 2012 to March 31, 2014, the USD has fluctuated by approximately (0.5%) and 6.6% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2014, we had cash, cash equivalents and short-term bank deposits of approximately $10,027,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2014, was approximately 0.15%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2014, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

During the quarter ended March 31, 2014, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dispute with AME/GYP

As previously disclosed, GYP, the owner of the rig previously used by the Company, and Aladdin Middle East ("AME"), our prior drilling contractor, advised that $550,000 remains unpaid for rig demobilization.  The drilling contract between the Company and AME, which was allegedly assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

           On February 25, 2013, GYP advised the Company in writing of GYP's intention to seek arbitration under the drilling contract; however, GYP also indicated its desire to find an amicable solution in lieu of initiating arbitration proceedings and offered a deep discount to resolve the matter.  The Company, which denies it owes anything, offered a nuisance amount to resolve the matter.  The Company's offer was not accepted by GYP, although periodic communications continued between it and the Company.

On October 13, 2013, the Company received a formal letter from GYP requesting payment of the $550,000 with no reference to arbitration. By written response on October 29, 2013, the Company respectfully denied any liability on GYP's claim.  On October 31, 2013, the Company received an email from GYP disagreeing with the Company's analysis and threatening arbitration if no satisfactory solution can be found. By written response on November 6, 2013, the Company, citing relevant provisions of the drilling contract, again respectfully denied any liability on GYP's claim.

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration filed by GYP. The Company continues to deny GYP's claim and intends to vigorously defend itself.

On May 1, 2014, Zion filed an Answer in which it denied GYP’s claim for payment of the demob fee, and in addition it asserted a Counterclaim against GYP (Note 5C).

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2014, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	MINE SAFETY DISCLOSURES

None.

ITEM 6.	OTHER INFORMATION

Appointment of Board Vacancy

Effective April 1, 2014, the Company appointed Martin M. van Brauman to the Board of Directors.  Mr. van Brauman is Zion’s Senior Vice-President, Corporate Secretary and Treasurer. He has previously served on the Board of Directors and also as Chief Financial Officer and Chief Legal Officer. He is Board Certified in Tax Law by the Texas Board of Legal Specialization and has been in private legal practice in Dallas specializing in international and corporate tax and business corporate law.  Previously, he spent 12 years as a Senior Attorney (International Specialist and Petroleum Industry Specialist) with the Office of Chief Counsel, IRS, followed by three years as a tax consultant with Deloitte & Touche and Grant Thornton. He has published on subjects related to taxation of international oil and gas operations. Mr. van Brauman holds a B.E. degree from Vanderbilt University, a Doctor of Jurisprudence degree from St. Mary’s University and an M.B.A. (Beta Gamma Sigma) and LL.M. (Tax Law) from Southern Methodist University. He has been an Adjunct Professor at Southern Methodist University, School of Law, LL.M. Tax Program and at the University of Texas at Dallas, Graduate Accounting Program.

Zion’s Annual Shareholder Meeting will be held at 2:00 p.m. on Monday, June 9, 2014 at the Dan Hotel in Caesarea, Israel.

ITEM 7.   EXHIBITS

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 8, 2014	Date:	May 8, 2014