Form 10-Q
period 2014-06-30
ZION OIL & GAS INC
filed 2014-08-04
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2014; or

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

As of July 24, 2014, Zion Oil & Gas, Inc. had outstanding 34,920,007 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

 Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	June 30	December 31
	2014	2013
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	7,323	10,414
Fixed short term bank deposits - restricted (see Note 5D)	1,328	1,387
Fixed short term bank deposits	701	—
Prepaid expenses and other	201	294
Other receivables	147	45
Total current assets	9,700	12,140

Unproved oil and gas properties, full cost method	2,782	2,446

Property and equipment at cost
Net of accumulated depreciation of $376 and $332	194	209

Other assets
Assets held for severance benefits	180	144

Total assets	12,856	14,939

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	86	138
Asset retirement obligation	292	483
Accrued liabilities	1,341	1,474
Total current liabilities	1,719	2,095

Provision for severance pay	205	177

Total liabilities	1,924	2,272

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000: Issued and outstanding: 34,908,660 and 34,005,696 shares at June 30, 2014 and December 31, 2013 respectively	349	340
Additional paid-in capital	142,530	140,367
Accumulated deficit	(131,947)	(128,040)
Total stockholders’ equity	10,932	12,667

Total liabilities and stockholders' equity	12,856	14,939

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the six months
	ended June 30		ended June 30
	2014	2013	2014	2013
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
General and administrative expenses
Legal and professional	377	245	672	586
Salaries	598	632	1,148	1,203
Other	671	738	2,083	1,224
Impairment of unproved oil and gas properties	-	-	-	1,851
Loss from operations	(1,646)	(1,615)	(3,903)	(4,864)

Other income (expense), net
Foreign exchange gain	6	3	2	9
Financial income (expenses), net	(3)	2	(6)	4

Loss before income taxes	(1,643)	(1,610)	(3,907)	(4,851)
Income taxes	-	-	-	-

Net loss	(1,643)	(1,610)	(3,907)	(4,851)

Net loss per share of common stock - basic and diluted (in US$)	(0.05)	(0.05)	(0.11)	(0.15)

Weighted-average shares outstanding – basic and diluted (in thousands)	34,874	32,908	34,622	32,877

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders' Equity (Unaudited)

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amounts	capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2013	34,006	340	140,367	(128,040)	12,667
Funds received from sale of DSPP units and shares	824	8	1,909	-	1,917
Funds received from option exercises	79	1	-	-	1
Value of options granted to employees, directors and others	-	-	254	-	254
Net loss	-	-	-	(3,907)	(3,907)
Balances as of June 30, 2014	34,909	349	142,530	(131,947)	10,932

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the six months
	ended June 30
	2014	2013
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(3,907)	(4,851)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	44	42
Cost of options issued to employees, directors & others	252	447
Interest on short term bank deposits	(7)	(9)
Asset retirement obligation	(191)	134
Impairment of unproved oil and gas properties	-	1,851
Change in assets and liabilities, net:
Prepaid expenses and other	93	-
Change in other receivables	(102)	294
Severance pay, net	(8)	(56)
Accounts payable	(3)	76
Accrued liabilities	96	57
Net cash used in operating activities	(3,733)	(2,015)

Cash flows from investing activities
Investment in short term bank deposits	(635)	(28)
Acquisition of property and equipment	(29)	(23)
Investment in unproved oil and gas properties	(612)	(892)
Net cash used in investing activities	(1,276)	(943)

Cash flows from financing activities
Proceeds from sale of stock and exercise of warrants	1,918	554
Net cash provided by financing activities	1,918	554

Net decrease in cash and cash equivalents	(3,091)	(2,404)
Cash and cash equivalents – beginning of period	10,414	14,983
Cash and cash equivalents– end of period	7,323	12,579

4

Zion Oil & Gas, Inc.

Statement of Cash Flows (cont'd) (Unaudited)

	For the six months
	ended June 30
	2014	2013
	US$ thousands	US$ thousands

Non-cash investing and financing activities:

Cost of options capitalized to oil & gas properties	2	44
Investment in oil & gas properties	13	(542)

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion Oil & Gas Inc. is an oil and gas exploration company with a history of more than 14 years of oil & gas exploration in Israel.

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 3,771,405 and 2,544,807 common stock equivalents in the six month and three month periods ended June 30, 2014 and 2013, respectively, would be anti-dilutive.

B.	Use of Estimates

The preparation of the accompanying interim financial statements in conformity with GAAP requires management to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations and legal contingencies.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

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

D.	Recently Adopted Accounting Pronouncements

In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Note 3 - Stockholders’ Equity

A.	2005 Stock Option Plan

During the six months ended June 30, 2014, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

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

iv.

10,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vest in equal quarterly installments over four consecutive quarters, beginning with the quarter ended June 30, 2014 and are exercisable through April 1, 2024.  The fair value of the options at the date of grant amounted to $19,110.

v.	45,000 shares of common stock to executive officer, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 11, 2024. The fair value of the options at the date of grant amounted to $93,228.

B.	Stock Options

The stock option transactions since January 1, 2014 are shown in the table below:

	Number of	Weighted average exercise
	shares	price
		US$
Outstanding, December 31, 2013	2,399,250	2.24
Changes to:
Granted to employees, officers and directors	110,000	0.01
Expired/Cancelled/Forfeited	(36,250)	2.39
Exercised	(79,000)	0.01
Outstanding, June 30, 2014	2,394,000	2.21
Exercisable, June 30, 2014	2,312,813	2.24

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2014 and 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2014	2013
Weighted-average fair value of underlying stock at grant date	$1.96	$1.99
Dividend yields	-	-
Expected volatility	77%-82%	67%-81%
Risk-free interest rates	1.70%-1.74%	0.37%-1.41%
Expected lives (in years)	5.00-5.50	3.00-5.00
Weighted-average grant date fair value	$1.95	$1.50

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the six months ended June 30, 2014 and 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2014	2013
Weighted-average fair value of underlying stock at grant date	2.08	2.24
Dividend yields	-	-
Expected volatility	75%	76%
Risk-free interest rates	2.65%	2.52%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	2.07	2.23

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the six months ended June 30, 2014 and 2013 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No.110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

The following table summarizes information about stock warrants and options outstanding as of June 30, 2014:

Shares underlying outstanding				Shares underlying outstanding
options (non-vested/non-exercisable)				options (all fully vested/exercisable)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
1.70	15,000	4.48	1.70	1.70	122,500	4.48	1.70
1.70	46,187	8.48	1.70	1.70	323,313	8.48	1.70
0.01	20,000	9.75	0.01	0.01	5,000	9.00	0.01
-	-	-	-	0.01	35,000	9.75	0.01
-	-	-	-	2.61	1,016,500	7.44	2.61
-	-	-	-	2.61	237,500	3.43	2.61
-	-	-	-	4.55	15,000	1.59	4.55
-	-	-	-	0.01	25,000	9.50	0.01
-	-	-	-	1.86	25,000	4.43	1.86
-	-	-	-	7.15	12,000	0.50	7.15
-	-	-	-	4.45	25,000	1.58	4.45
-	-	-	-	2.50	260,000	0.50	2.50
-	-	-	-	0.01	20,000	5.59	0.01
-	-	-	-	2.28	25,000	5.03	2.28
-	-	-	-	1.73	25,000	4.53	1.73
-	-	-	-	0.01	71,000	9.37	0.01
-	-	-	-	0.01	20,000	9.96	0.01
-	-	-	-	1.96	25,000	5.18	1.96
-	-	-	-	1.82	25,000	2.96	1.82
0.01-1.70	81,187		1.28	0.01-7.15	2,312,813		2.24

C.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

For the six months ended June 30
2014	2013
US$	US$
186,000	364,000

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

For the six months ended June 30
2014	2013
US$	US$
68,000	127,000

As of June 30, 2014, there was $37,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining period of 2014 and 2015.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

D.	Replacement Registration Statement S-3/A and Prospectus Supplement for the Dividend Reinvestment and Direct Stock Purchase Plan (“DSPP”)

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

On May 30, 2014 the Company extended the expiration date for the Unit program under its DSPP to December 31, 2014.

Accordingly, the Warrants will become first exercisable on the 31st day following the Unit Option Termination Date (i.e., on January 31, 2015 or the next trading day) and continue to be exercisable through January 31, 2020 at a per share exercise price of $2.00.

The extension was made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

As of June 30, 2014 the Company and its registered agent to that date, Registrar and Transfer Company ("RTC"), had collected approximately $1,917,000 and $4,394,000 in the six months ended June 30, 2014 and from the DSPP's inception date in March 2013 to June 30, 2014, respectively. As a result, the Company issued for the six months ended June 30, 2014 and from the DSPP inception date to June 30, 2014 a total of 823,964 and 1,923,450 shares of its common stock. Issued units and shares for the six months ended June 30, 2014 and from the DSPP inception date to June 30, 2014 are comprised of 586,430 and 1,377,405 units (unit comprised of (i) one share of common stock and (ii) a warrant), respectively, and 237,534 and 546,045 shares, respectively.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2014	December 31, 2013
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	911	929
Capitalized salary costs	713	602
Legal costs, license fees and other preparation costs	1,157	910
Other costs	1	5
	2,782	2,446

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Impairment of unproved oil and gas properties comprised as follows:

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
	US$ thousands	US$ thousands

Capitalized salary costs	-	142
Legal costs, license fees and other preparation costs	-	1,709
	-	1,851

Note 5 - Commitments and Contingencies

A.	Litigation

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

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

On February 24, 2014, the Company received a request asking the Company to arrange for three bank guarantees totaling $1.5 million. The Company disputes that it is obligated to obtain the three bank guarantees even if the new regulations were to go into effect. The Israel Oil & Gas Association sent several letters to the Energy Ministry and the Petroleum Commissioner requesting a halt or change in the new regulations.

On March 27, 2014, the Petroleum Commissioner’s office sent a letter to the Company informing that a decision was made to delay the date those regulations go into effect by 45 days to May 15, 2014. Thereafter on June 25, 2014, the Petroleum Commissioner’s office informed via their website that a decision was made to again delay the date for those regulations go into effect to September 15, 2014.

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

In May, 2012, the Company and GuyneyYildizi Petrol UretimSondajMut, ve Tic A.S. (“GYP”) agreed that the Company would pay GYP $627,000 in full and final settlement of past bills, and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 for rig demobilization was excluded from the settlement. The drilling contract between the Company and AME, which was allegedly assumed by GYP, provides that all disputes are to be settled by arbitration in London, United Kingdom.

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

On May 1, 2014, prior to Zion’s answer date deadline, Zion filed an answer in which it denied GYP’s claim for payment of the demobilization fee, and in addition it asserted a Counterclaim against GYP.

The arbitration is in a preliminary procedural stage. No accrual was made at June 30, 2014 as the Company and its legal counsel believe that GYP has no legal ground to base its claim.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

D.	Bank Guarantees

As of June 30, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,164,000) and others (approximately $71,000) in respect of its drilling operation in an aggregate amount of approximately $1,235,000.  The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company's balance sheets as “restricted cash.”

E.	Company License Area Activities

The Company currently holds two onshore Israel petroleum exploration licenses comprised of the Megiddo-Jezreel License (approximately 98,842 acres) and the Jordan Valley License (approximately 55,845 acres). The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. Zion’s total license area currently amounts to approximately 155,000 acres.

The Company continues its exploration focus on its Megiddo-Jezreel License area as that area appears to possess the key geologic ingredients of an active petroleum system. The Company has identified several key leads and is developing them into drillable prospects.

Also in April, Zion filed an application to merge the southernmost portion of our Jordan Valley License into our Megiddo-Jezreel License. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the boundaries between our two licenses. On April 26, 2014, the Commissioner acknowledged receipt of the above-mentioned application. The application remains with Israel’s Petroleum Commissioner pending consideration.

On May 9, 2014 the Company submitted its Final Completion and Plugging Report for the Elijah #3 Well, Asher-Menashe License No. 334.  With this, Zion has plugged all of its wells but it acknowledges its obligation to complete the abandonment of these wellsites in accordance with guidance from the Environmental Ministry and local officials.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 6- Subsequent Events

On July 11, 2014, Zion Oil & Gas, Inc., Geneva Branch was registered in the Canton of Geneva, Switzerland.  The legal Swiss name for the foreign branch is “Zion Oil & Gas, Inc., Wilmington, Branch of Geneva”.  The Zion Swiss Branch has its registered office and its business office at 6 Avenue Jules Crosnier, 1206 Champel, Geneva, Switzerland.  The purpose of the branch is to operate a foreign treasury center for the Company.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to explore for and develop natural gas and oil resources successfully and economically;

●	the likelihood of being granted new or revised petroleum exploration rights by Israeli authorities;

●	the availability of equipment, such as drilling rigs, oil transport trucks, and transportation pipelines;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling and production;

●	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel, regionally, and globally.

Overview

Zion Oil & Gas, Inc. is an oil and gas exploration company with a history of over 14 years of oil and gas exploration in Israel. As of June 30, 2014, we have no revenues or operating income. We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

The Company currently holds two onshore Israel petroleum exploration licenses comprised of the Megiddo-Jezreel License (approximately 98,842 acres) and the Jordan Valley License (approximately 55,845 acres). The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. Zion’s total license area currently amounts to approximately 155,000 acres.

As a result of ongoing evaluation of previous and newly acquired geological and geophysical data relating to our license areas, we have refocused our exploration strategy with a primary emphasis on the Megiddo-Jezreel License and portions of the Jordan Valley License area.

Current Exploration Efforts

Megiddo-Jezreel Petroleum License

Under the terms of this License, the Company has until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well to a minimum proposed total depth of approximately 4,000 meters (~ 13,125 feet) by December 1, 2015.  These and other geological and geophysical milestones should be achievable before the stated deadlines.

 The Company continues its exploration focus on its Megiddo-Jezreel License area as that area appears to possess the key geologic ingredients of an active petroleum system. The Company has identified several key leads and is developing them into drillable prospects.

Over the last several months, Eskaton Seismic (U.S. based seismic company) reprocessed about 168 kilometers of existing seismic data for us. Eskaton’s reprocessing has significantly enhanced our geologic understanding of the subsurface such that we believe the merger of the two licenses is a key priority for our 2015 future drilling efforts.

With assistance from our Israel exploration staff, we have identified locations to acquire new seismic data in conjunction with the Geophysical Institute of Israel (GII). In April 2014, we signed a contract with GII to acquire new Vibroseis seismic data this summer. We anticipate acquiring up to 41 kilometers, starting this August. Once we process and interpret this new seismic data, we will be able to definitively select the precise spot to drill our next well(s).

A critical prerequisite before obtaining a drilling permit for our next well is to conduct an extensive environmental assessment of the area where we plan to drill. This is a new legal and regulatory requirement as of July 2013. On May 1, 2014 Zion signed a contract with Geo-Prospect, an Israeli geological, environmental, and planning company, to assist with the environmental impact study and document which is expected to take several months to complete. Study topics will include ecology, hydrology/water, archeology, acoustics, air quality, hazardous materials, pollution, land reclamation, drilling methods, risk mitigation, etc. Geo-Prospect has already begun to work on the project.

Also in April, Zion filed an application to merge the southernmost portion of our Jordan Valley License into our Megiddo-Jezreel License. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the boundaries between our two licenses. On April 26, 2014, the Commissioner acknowledged receipt of the above-mentioned application. The application remains with Israel’s Petroleum Commissioner pending consideration.

On May 30, 2014 the Company filed its Hydrocarbon Potential of the Triassic-Cretaceous Report for the Megiddo-Jezreel License. This report fulfills the Company's June 1, 2014 geological basin analysis work plan obligation.

Jordan Valley License

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License at which time Zion would relinquish the remaining portion of the Jordan Valley License. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the present Megiddo-Jezreel and Jordan Valley License boundaries. As clearly demonstrated in the application documents, structural closure exists at four stratigraphic levels and in multiple structures.

For a variety of reasons, including the results of the newly reprocessed seismic data, the Company has refocused its exploration strategy with a primary emphasis on the Megiddo-Jezreel License and the southern portions of the Jordan Valley License area. The application remains with Israel’s Petroleum Commissioner pending consideration.

Asher-Menashe License

The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. On May 9, 2014 the Company submitted its Final Completion and Plugging Report for the Elijah #3 Well, Asher-Menashe License No. 334. With this, Zion has plugged all of its wells but it acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

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

On February 24, 2014, the Company received a request asking the Company to arrange for three bank guarantees totaling $1.5 million. The Company disputes that it is obligated to obtain the three bank guarantees even if the new regulations were to go into effect. The Israel Oil & Gas Association sent several letters to the Energy Ministry and the Petroleum Commissioner requesting a halt or change in the new regulations.

On March 27, 2014, the Petroleum Commissioner’s office sent a letter to the Company informing that a decision was made to delay the date those regulations go into effect by 45 days to May 15, 2014. Thereafter on June 25, 2014, the Petroleum Commissioner’s office informed via their website that a decision was made to again delay the date for those regulations go into effect to September 15, 2014.

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

The Company is offering (a) shares (each a “Share” and collectively the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”), and (b), through December 31, 2014, units (the “Units”) of the Company’s securities, for $2.50 per unit, with each unit comprised of (i) one (1) share  of Common Stock and (ii) a warrant to purchase an additional share of the Company’s Common Stock at an exercise price of $2.00 per share (each a “Warrant” and collectively the “Warrants”; together with the Shares and the Units the “Securities”). The Securities are being offered by the Company in accordance with the terms of the Plan as described in the Prospectus.

On May 30, 2014 the Company extended the expiration date for the Unit program under its DSPP to December 31, 2014. Accordingly, the Warrants will become first exercisable on the 31st day following the Unit Option Termination Date (i.e., on January 31, 2015 or the next trading day) and continue to be exercisable through January 31, 2020 at a per share exercise price of $2.00.

The extension was made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

As of June 30, the Company and its registered agent to that date, Registrar and Transfer Company ("RTC"), had collected approximately $4,394,000 from the DSPP. As a result, the Company issued a total of 1,923,450 shares of its common stock, comprised of 1,377,405 units (unit comprised of (i) one share of common stock and (ii) a warrant) and 546,045 shares.

On June 24, 2014, the Company formally executed a Transfer Agency and Registrar Services Agreement with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), located at 6201 15th Avenue, Brooklyn, NY 11219.

AST has been appointed as the Company's sole Transfer Agent and registrar for the Company’s common stock and warrants and for any such other securities as the Company may request. The Company has both U.S. and foreign shareholders and AST has the ability to service the Company's worldwide shareholder base. The initial term of the Agreement is three years with automatic one year successive terms. The parties have begun the conversion process and expect a final transition date to AST on or about August 1, 2014.

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

The total net book value of our unproved oil and gas properties under the full cost method is $2,782,000 at June 30, 2014.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2014	2013	2014	2013
	(US $ in thousands)		(US $ in thousands)
General and administrative expenses
Legal and professional fees	377	245	672	586
Salaries	598	632	1,148	1,203
Other	671	738	2,083	1,224
Impairment of unproved oil and gas properties	-	-	-	1,851
Subtotal G&A	1,646	1,615	3,903	4,864

Other expense (income), net	(3)	(5)	4	(13)

Net loss	1,643	1,610	3,907	4,851

Revenue.  We have no revenue generating operations.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2014 were $1,646,000 and $3,903,000 compared to $1,615,000 and $4,864,000 for the three and six months ended June 30, 2013, respectively. The increase in general and administrative expenses during the three months ended June 30, 2014 compared to 2013 is primarily attributable to increase in Legal and professional fees .The decrease in general and administrative expenses during the six months ended June 30, 2014 compared to 2013 is primarily attributable to impairment charge of $1,851,000 recorded during the six months ended June 30, 2013 representing the remaining capitalized cost of the Joseph License, offset by increase in other general and administrative expenses during the six months ended June 30, 2014, compared to the corresponding period in 2013. Legal and professional fees for the three and six months ended June 30, 2014 were $377,000 and $672,000 compared to $245,000 and $586,000 for the three and six months ended June 30, 2013, respectively. The increase in legal and professional fees during the three and six months ended June 30, 2014 compared to 2013 is primarily attributable to the increased utilization of legal services in 2014 in part by the GYP arbitration legal fees and other external legal services, compared to the corresponding period in 2013. Salary expenses for the three and six months ended June 30, 2014 were $598,000 and $1,148,000 compared to $632,000 and $1,203,000 for the three and six months ended June 30, 2013, respectively. The decrease in salary expenses during the three and six months ended June 30, 2014 compared to 2013 is primarily attributable to a lesser non-cash expense recorded in connection with stock option grants that were awarded during 2014, 2013 and 2012. Other general and administrative expenses for the three and six months ended June 30, 2014 were $671,000 and 2,083,000 compared to $738,000 and $1,224,000 for the three and six months ended June 30, 2013, respectively. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three months ended June 30, 2014 compared to 2013 is primarily attributable to decreased operational expenses occurred during the three months ended June 30, 2014 compared to the corresponding period in 2013. The increase in other general and administrative expenses during the six months ended June 30, 2014 compared to 2013 is primarily attributable to increased operational expenses in regard to re-entry and testing of the Elijah #3 well. Impairment of unproved oil and gas properties expenses for the three and six months ended June 30, 2014 was nil and nil compared to nil and $1,851,000 for the three and six months ended June 30, 2013, respectively. The decrease in impairment of unproved oil and gas properties expenses during the three and six months ended June 30, 2014 compared to the corresponding period in 2013 is attributable to the impairment charge of 1,851,000 recorded during the six months ended June 30, 2013 representing the remaining capitalized cost of the Joseph License.

Other (income) expense, net.  Other (income) expense, net for the three and six months ended June 30, 2014 was ($3,000) and $4,000 compared to ($5,000) and ($13,000) for the three and six months ended June 30, 2013, respectively.

Net Loss. Net loss for the three and six months ended June 30, 2014 was $1,643,000 and $3,907,000 compared to $1,610,000 and $4,851,000 for the three and six months ended June 30, 2013, respectively.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

At June 30, 2014, we had approximately $9,352,000 in cash and cash equivalents and fixed short term bank deposits compared to $11,801,000 at December 31, 2013. The $9,352,000 includes the amount of $1,235,000 that is held in bank guarantees toward our exploration efforts in Israel.

As of June 30, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,164,000) and others (approximately $71,000) in respect of its drilling operation in an aggregate amount of approximately $1,235,000.  The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company's balance sheet as “restricted cash”.

During the six months ended June 30, 2014, cash used in operating activities totaled $3,733,000. Cash provided by financing activities during the six months ended June 30, 2014, was $1,918,000 and is attributable to proceeds received from the DSPP which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties, short term bank deposits and other fixed assets was $1,276,000 during the six months ended June 30, 2014.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $478,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through July 31, 2015.  However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., seismic acquisition, environmental and drilling permit application and acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the initial launch in March 2013 of the DSPP. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

In the period ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2011, the NIS has experienced a revaluation of approximately 10.0% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2013 and 2012 to June 30, 2014, the USD has fluctuated by approximately (1.0%) and (7.9%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2014, we had cash, cash equivalents and short-term bank deposits of approximately $9,352.  The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2014, was approximately 0.15%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2014, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

During the quarter ended June 30, 2014, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 1, 2014, prior to Zion’s answer date deadline, Zion filed an Answer in which it denied GYP’s claim for payment of the demob fee, and in addition it asserted a Counterclaim against GYP.

The arbitration is in a preliminary procedural stage. No accrual was made at June 30, 2014 as the Company and its legal counsel believe that GYP has no legal ground to base its claim.

ITEM 1A.	RISK FACTORS

During the quarter ended June 30, 2014, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Zion’s Annual Shareholder Meeting was held on Monday, June 9, 2014 at the Dan Hotel in Caesarea, Israel. Shareholders voted to elect/retain the following members of our Board of Directors: Victor G. Carrillo, Paul Oroian, Yehezkel “Charlie” Druckman, and William H. Avery. Shareholders also ratified the appointment of Malone Bailey, LLP, as Zion’s independent registered public accounting firm for 2014.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 4, 2014	Date:	August 4, 2014

