Form 10-Q
period 2014-09-30
ZION OIL & GAS INC
filed 2014-11-12
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2014; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

COMMISSION FILE NUMBER: 001-33228

ZION OIL & GAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6510 Abrams Rd., Suite 300
Dallas, Texas	75231
(Address of principal executive offices)	Zip Code

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

As of October 31, 2014, Zion Oil & Gas, Inc. had outstanding 35,290,169 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

 Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	September 30	December 31
	2014	2013
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	6,426	10,414
Fixed short term bank deposits - restricted (see Note 5D)	1,293	1,387
Fixed short term bank deposits	230	-
Prepaid expenses and other	156	294
Other receivables	142	45
Total current assets	8,247	12,140

Unproved oil and gas properties, full cost method	3,526	2,446

Property and equipment at cost
Net of accumulated depreciation of $396 and $332	174	209

Other assets
Assets held for severance benefits	180	144

Total assets	12,127	14,939

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	113	138
Asset retirement obligation	279	483
Accrued liabilities	1,263	1,474
Total current liabilities	1,655	2,095

Provision for severance pay	208	177

Total liabilities	1,863	2,272

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 100,000,000: Issued and outstanding: 35,226,541 and 34,005,696 shares at September 30, 2014 and December 31, 2013 respectively	352	340
Additional paid-in capital	143,109	140,367
Accumulated deficit	(133,197)	(128,040)
Total stockholders’ equity	10,264	12,667

Total liabilities and stockholders' equity	12,127	14,939

The accompanying notes are an integral part of the unaudited interim financial statements.

 Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the nine months
	ended September 30		ended September 30
	2014	2013	2014	2013
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	770	789	2,590	2,578
Other	430	477	2,513	1,701
Impairment of unproved oil and gas properties	-	-	-	1,851
Loss from operations	(1,200)	(1,266)	(5,103)	(6,130)

Other income (expense), net
Foreign exchange gain (loss)	(48)	21	(46)	30
Financial income (expenses), net	(2)	4	(8)	8

Loss before income taxes	(1,250)	(1,241)	(5,157)	(6,092)
Income taxes	-	-	-	-

Net loss	(1,250)	(1,241)	(5,157)	(6,092)

Net loss per share of common stock - basic and diluted (in US$)	(0.04)	(0.04)	(0.15)	(0.18)

Weighted-average shares outstanding – basic and diluted (in thousands)	35,226	33,447	34,829	33,049

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders' Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2013	34,006	340	140,367	(128,040)	12,667
Funds received from sale of DSPP units and shares	1,139	11	2,464	-	2,475
Funds received from option exercises	81	1	-	-	1
Value of options granted to employees, directors and others	-	-	278	-	278
Net loss	-	-	-	(5,157)	(5, 157)
Balances as of September 30, 2014	35,226	352	143,109	(133,197)	10,264

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the nine months
	ended September 30
	2014	2013
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(5,157)	(6,092)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	64	64
Cost of options issued to employees, directors & others	275	585
Interest on short term bank deposits	14	(15)
Impairment of unproved oil and gas properties	-	1,851
Change in assets and liabilities, net:
Prepaid expenses and other	138	-
Change in other receivables	(97)	537
Severance pay, net	(5)	(60)
Accounts payable	13	72
Accrued liabilities	(3)	(58)
Asset retirement obligation	(204)	(19)
Net cash used in operating activities	(4,962)	(3,135)

Cash flows from investing activities
Investment in short term bank deposits	(150)	(28)
Acquisition of property and equipment	(29)	(28)
Investment in unproved oil and gas properties	(1,323)	(1,084)
Net cash used in investing activities	(1,502)	(1,140)

Cash flows from financing activities
Proceeds from sale of stock and exercise of warrants	2,476	1,924
Net cash provided by financing activities	2,476	1,924

Net decrease in cash and cash equivalents	(3,988)	(2,351)
Cash and cash equivalents – beginning of period	10,414	14,983
Cash and cash equivalents– end of period	6,426	12,632

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	3	50
Investment in oil & gas properties	45	(555)

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. (collectively, the “Company,” “Zion”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Zion Oil & Gas Inc. is an oil and gas exploration company with a history of more than 14 years of oil & gas exploration in Israel.

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock is presented in conformity with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 3,812,778 and 3,007,708 common stock equivalents in the nine month and three month periods ended September 30, 2014 and 2013, respectively, would be anti-dilutive.

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

D.	Recently Adopted Accounting Pronouncements

In the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

E.	Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.

Note 3 - Stockholders’ Equity

A.	2005 Stock Option Plan

During the nine months ended September 30, 2014, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

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

v.

45,000 shares of common stock to an executive officer, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 11, 2024.  The fair value of the options at the date of grant amounted to $93,228.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

B.	Stock Options

The stock option transactions since January 1, 2014 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$
Outstanding, December 31, 2013	2,399,250	2.24
Changes to:
Granted to employees, officers and directors	110,000	0.01
Expired/Cancelled/Forfeited	(36,250)	2.39
Exercised	(81,500)	0.01
Outstanding, September 30, 2014	2,391,500	2.21
Exercisable, September 30, 2014	2,380,250	2.22

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2014 and 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2014	2013
Weighted-average fair value of underlying stock at grant date	$2.08	$2.24
Dividend yields	-	-
Expected volatility	75%	76%
Risk-free interest rates	2.65%	2.52%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$2.07	$2.23

Granted to non-employees

The following table sets forth information about the weighted-average fair value of warrants granted to non-employees during the nine months ended September 30, 2014 and 2013, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2014	2013
Weighted-average fair value of underlying stock at grant date	$2.08	$2.24
Dividend yields	-	-
Expected volatility	75%	76%
Risk-free interest rates	2.65%	2.52%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$2.07	$2.23

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the nine months ended September 30, 2014 and 2013 is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No.110 (“SAB 110”), giving consideration to the contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term.  In the case of an extension of the option life, the calculation was made on the basis of the extended life.

The following table summarizes information about stock warrants and options outstanding as of September 30, 2014:

Shares underlying outstanding options (non-vested/non-exercisable)				Shares underlying outstanding options (all fully vested/exercisable)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.01	11,250	9.50	0.01	0.01	20,000	9.70	0.01
-	-	-	-	0.01	41,250	9.50	0.01
-	-	-	-	0.01	25,000	9.25	0.01
-	-	-	-	0.01	71,000	9.12	0.01
-	-	-	-	0.01	5,000	8.75	0.01
-	-	-	-	0.01	20,000	5.34	0.01
-	-	-	-	1.70	369,500	8.23	1.70
-	-	-	-	1.70	137,500	4.23	1.70
-	-	-	-	1.73	25,000	4.28	1.73
-	-	-	-	1.82	25,000	2.70	1.82
-	-	-	-	1.86	25,000	4.18	1.86
-	-	-	-	1.96	25,000	4.93	1.96
-	-	-	-	2.28	25,000	4.78	2.28
-	-	-	-	2.50	260,000	0.25	2.50
-	-	-	-	2.61	1,016,500	7.18	2.61
-	-	-	-	2.61	237,500	3.18	2.61
-	-	-	-	4.45	25,000	1.32	4.45
-	-	-	-	4.55	15,000	1.34	4.55
-	-	-	-	7.15	12,000	0.25	7.15
0.01	11,250		0.01	0.01-7.15	2,380,250		2.22

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

C.	Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for employees and directors:

For the nine months ended September 30,
2014	2013
US$	US$
209,000	483,000

The following table sets forth information about the compensation cost of all warrant and option issuances recognized for non-employees:

For the nine months ended September 30,
2014	2013
US$	US$
69,000	152,000

As of September 30, 2014, there was $8,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining period of 2014 and 2015.

D.	Replacement Registration Statement S-3/A and Prospectus Supplement for the Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

The extension was made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method.

As of September 30, 2014 the Company and its transfer agents, Registrar and Transfer Company ("RTC") and American Stock Transfer and Trust ("AST") where AST replaced RTC on August 1, 2014, had collected together approximately $2,476,000 and $4,953,000 in the nine months ended September 30, 2014 and from the DSPP's inception date in March 2013 to September 30, 2014, respectively. As a result, the Company issued for the nine months ended September 30, 2014 and from the DSPP inception date to September 30, 2014 a total of 1,139,216 and 2,238,621 shares of its common stock. Issued units and shares for the nine months ended September 30, 2014 and from the DSPP inception date to September 30, 2014 are comprised of 630,303 and 1,421,278 units (unit comprised of (i) one share of common stock and (ii) a warrant), respectively, and 508,913 and 817,343 shares, respectively.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2014	December 31, 2013
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	911	929
Capitalized salary costs	765	602
Legal costs, license fees and other preparation costs	1,849	910
Other costs	1	5
	3,526	2,446

Impairment of unproved oil and gas properties comprised as follows:

	For the nine months ended September 30,
	2014	2013
	US$ thousands	US$ thousands

Capitalized salary costs	-	142
Legal costs, license fees and other preparation costs	-	1,709
	-	1,851

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies

A.	Litigation

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

On February 6, 2014, the Ministry of Energy and Water Resources issued proposed guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

On September 17, 2014, the proposed guidelines became effective and the Ministry of Energy and Water Resources issued a guidance document entitled Instructions for the Giving of Guarantees with respect to Oil Rights. As it relates to existing onshore license holders like Zion, the Instructions call for the Company to obtain a new Base Bank Guarantee in the amount of $500,000, per each existing license area, split into two deposit dates as follows: (1) $250,000 by November 30, 2014 and (2) $250,000 by March 31, 2015.

Furthermore, prior to the start of drilling, an additional bank guarantee of $250,000 will be required at least 14 days before the spud date. In summary, this is a potential cumulative total of $750,000 that is separate and apart from the Company’s existing Bank Guarantees discussed below in Section D.

As of September 30, 2014, the Company has not yet provided any of the required additional bank guarantees.

The Petroleum Commissioner has discretion to raise or lower those amounts or may also forfeit a Company’s existing guarantee and/or cancel a petroleum right under certain circumstances.

In addition, new and extended insurance policy guidelines were added. The Petroleum Commissioner may also view insurance requirement non-compliance as breaching the work plan and the rights granted and act accordingly.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

The Company believes that these new regulations will significantly increase the expenditures associated with obtaining new exploration rights and drilling new wells, coupled with the heavy financial burden of “locking away” significant amounts of cash that could otherwise be used for operational purposes. Finally, this will also considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

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

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration in London filed by GYP. The Company continues to deny GYP's claim and is vigorously defending itself.

On May 1, 2014, prior to Zion’s answer date deadline, Zion filed an answer in which it denied GYP’s claim for payment of the demobilization fee, and in addition it asserted a Counterclaim against GYP.

The arbitration is in a preliminary procedural stage. No accrual was made at September 30, 2014 as the Company and its legal counsel believe that GYP has no viable legal ground to base its claim.

D.	Bank Guarantees

As of September 30, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,150,000) and others (approximately $66,000) in respect of its drilling operation in an aggregate amount of approximately $1,216,000.  The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company's balance sheets as “restricted cash.”

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

E.	Company License Area Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (~ 99,000 acres). We are currently in the process of selecting the specific location of our next drilling prospect well location.

Asher-Menashe and Joseph Licenses:

On May 9, 2014 the Company submitted its Final Completion and Plugging Report for the Elijah #3 Well, in the Asher-Menashe License. The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. The Joseph License expired on October 10, 2013, after our final extension. On November 18, 2013, Zion submitted our Final Plugging Report for the Ma’anit Rehoboth #2 and Ma’anit Joseph #3 wells, in the Joseph License. With this, Zion has plugged all of its wells but it acknowledges its obligation to complete the abandonment of these wellsites in accordance with guidance from the Environmental Ministry and local officials.

Megiddo-Jezreel License:

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License is onshore, south and west of the Sea of Galilee.

Under the terms of this new License, the Company has until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well by December 1, 2015.

In September 2014, Israel’s Petroleum Commissioner notified Zion that the Petroleum Council, a 10-member board that he chairs, had recommended approval of our application to merge the southernmost portion of our Jordan Valley License into our Megiddo-Jezreel License. We currently await final approval of the merged license from Israel’s Energy Minister.

Jordan Valley License:

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Jordan Valley License (~ 55,845 acres) expired in April 2014 as Zion did not seek an extension beyond its three-year primary term. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the boundaries between the present Megiddo-Jezreel and Jordan Valley Licenses. For a variety of reasons, including the results of the newly reprocessed and recently acquired seismic data, the Company has refocused its exploration strategy with a primary emphasis on the Megiddo-Jezreel License and the southern portions of the Jordan Valley License area.

F.	New Branch

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

Note 6 - Subsequent Events

On October 1, 2014, the Company granted the following options from the 2005 Stock Option Plan, the 2011 Equity Incentive Stock Option Plan and the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.

535,693 shares of common stock to executive officers, other staff members, and service providers at an exercise price of $1.67. The options vested upon grant and are exercisable through October 1, 2024.  The fair value of the options at the date of grant amounted to $564,322.

ii.	390,000 shares of common stock to non-employee directors at an exercise price of $1.67. The options vested upon grant and are exercisable through October 1, 2020. The fair value of the options at the date of grant amounted to $307,763.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Zion Oil & Gas, Inc. is an oil and gas exploration company with a history of over 14 years of oil and gas exploration in Israel. As of September 30, 2014, we have no revenues or operating income. We are headquartered in Dallas, Texas and have a field office in Caesarea, Israel.

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (approximately 99,000 acres). We are currently in the process of selecting the specific location of our next drilling prospect well location.

As a result of ongoing evaluation of previous and newly acquired geological and geophysical data relating to our license areas, we have refocused our exploration strategy with a primary emphasis on the Megiddo-Jezreel License area.

Current Exploration and Operation Efforts

Megiddo-Jezreel License:

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License is onshore, south and west of the Sea of Galilee.

Under the terms of this new License, the Company has until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well by December 1, 2015.

In September 2014, Israel’s Petroleum Commissioner notified Zion that the Petroleum Council, a 10-member board that he chairs, had recommended approval of our application to merge the southernmost portion of our Jordan Valley License into our Megiddo-Jezreel License. We currently await final approval of the merged license from Israel’s Energy Minister.

We continue our exploration focus on our Megiddo-Jezreel License area as that area appears to possess the key geologic ingredients of an active petroleum system. In August 2014, crews from the Geophysical Institute of Israel (GII) acquired over 40 kilometers of new seismic data for Zion. Both Eskaton Seismic (U.S.-based seismic company) and GII have now completed processing our newly acquired data and after interpreting this new data, we will soon select the precise spot to drill our next well(s).

Geo-Prospect, an Israeli geological, environmental, and planning company, was hired to assist with the environmental impact study and document, and continues to make good progress on the project. Study topics include ecology, hydrology/water, archeology, acoustics, air quality, hazardous materials, pollution, land reclamation, drilling methods, and risk mitigation.

Jordan Valley License:

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Jordan Valley License (~ 55,845 acres) expired in April 2014 as Zion did not seek an extension beyond its three-year primary term. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the boundaries between the present Megiddo-Jezreel and Jordan Valley Licenses. For a variety of reasons, including the results of the newly reprocessed and recently acquired seismic data, the Company has refocused its exploration strategy with a primary emphasis on the Megiddo-Jezreel License and the southern portions of the Jordan Valley License area.

Asher-Menashe and Joseph Licenses:

On May 9, 2014 the Company submitted its Final Completion and Plugging Report for the Elijah #3 Well, in the Asher-Menashe License. The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. The Joseph License expired on October 10, 2013, after our final extension. On November 18, 2013, Zion submitted our Final Plugging Report for the Ma’anit Rehoboth #2 and Ma’anit Joseph #3 wells, in the Joseph License. With this, Zion has plugged all of its wells but the Company acknowledges its obligation to complete the abandonment of these wellsites in accordance with guidance from the Environmental Ministry and local officials. The Company continues to make good progress towards abandonment completion.

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

On February 6, 2014, the Ministry of Energy and Water Resources issued proposed guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

On September 17, 2014, the proposed guidelines became effective and the Ministry of Energy and Water Resources issued a guidance document entitled “Instructions for the Giving of Guarantees with respect to Oil Rights.” As it relates to existing onshore license holders like Zion, the Instructions call for the Company to obtain a new Base Bank Guarantee in the amount of $500,000, per each existing license area, split into two deposit dates as follows: (1) $250,000 by November 30, 2014 and (2) $250,000 by March 31, 2015.

Furthermore, prior to the start of drilling, an additional bank guarantee of $250,000 will be required at least 14 days before the spud date. In summary, this is a potential cumulative total of $750,000 that is separate and apart from the Company’s existing Bank Guarantees discussed below, under Liquidity and Capital Resources. As of September 30, 2014, the Company has not yet provided any of these additional bank guarantees.

The Petroleum Commissioner has discretion to raise or lower those amounts or may also forfeit a Company’s existing guarantee and/or cancel a petroleum right under certain circumstances.

The Petroleum Commissioner may forfeit the existing guarantee and/or cancel a petroleum right under certain circumstances such as if the holder thereof:

●	fails to comply with any of the provisions of the Law or any regulation or order made thereunder; or

●	fails to comply with any condition of his petroleum right or preliminary permit; or

●	fails to act in accordance with the plan of operations submitted by him or lags behind the timetable for its implementation or fails to invest the amounts he has undertaken to invest towards the implementation of the plan of operations.

In addition, new and extended insurance policy guidelines were added. The Petroleum Commissioner may also view insurance requirement non-compliance as breaching the work plan and the rights granted and act accordingly.

Included among these requirements, existing onshore license holders must:

●	Have insurance policies in place at least 30 days prior to the planned well drilling date. The insurance policies must include covers which are usually taken out by international oil or gas exploration or production companies, in accordance with specific requirements set out in the guidelines.

●	Ensure that all subcontractors have insurance covers per specifications elaborated in the guidelines.

For any insurance premium left unpaid, the commissioner is entitled to deduct the unpaid amount from the bank guarantee in order to pay the premium.

The Company believes that these new regulations will significantly increase the expenditures associated with obtaining new exploration rights and drilling new wells, coupled with the heavy financial burden of “locking away” significant amounts of cash that could otherwise be used for operational purposes. Finally, this will also considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

Capital Resources Highlights

We will need to raise significant funds to drill our next exploratory well to the desired depth. No assurance can be provided that we will be successful in raising the needed capital on terms favorable to us (or at all).

On March 13, 2014,  the Company filed  an S-3/A Form that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. From time to time, the Company may offer up to an aggregate of approximately $119,850,000 of any combination of the securities described in this prospectus, either individually or in units.

On March 31, 2014, the Company filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “Prospectus”) relating to the Company’s Dividend Reinvestment and Stock Purchase Plan (“DSPP”). The Prospectus forms a part of the Company’s Registration Statement on Form S-3/A (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

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

On May 30, 2014, the Company extended the expiration date for the Unit program under its DSPP to December 31, 2014. Accordingly, the Warrants will become first exercisable on the 31st day following the Unit Option Termination Date (i.e., on January 31, 2015 or the next trading day) and continue to be exercisable through January 31, 2020 at a per share exercise price of $2.00.

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

AST has been appointed as the Company's sole Transfer Agent and registrar for the Company’s common stock and warrants and for any such other securities as the Company may request. The Company has both U.S. and foreign shareholders and AST has the ability to service the Company's worldwide shareholder base. The initial term of the Agreement is three years with automatic one year successive terms. The Company has completed the conversion and transition process to AST, effective as of August 1, 2014.

As of September 30, 2014, the Company and its transfer agent to that date, American Stock Transfer & Trust (“AST”) and its prior agent Registrar and Transfer Company ("RTC") prior to August 1, 2014, had collected approximately $4,953,000 from the DSPP from its inception in March 2013. As a result, the Company issued a total of 2,238,621 shares of its common stock, comprised of 1,421,278 units (unit comprised of (i) one share of common stock and (ii) a warrant) and 817,343 shares.

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

The total net book value of our unproved oil and gas properties under the full cost method is $3,526,000 at September 30, 2014.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses
General and administrative expenses	770	789	2,590	2,578
Other	430	477	2,513	1,701
Impairment of unproved oil and gas properties	-	-	-	1,851
Subtotal Operating costs and expenses	1,200	1,266	5,103	6,130

Other expense (income), net	50	(25)	54	(38)

Net loss	1,250	1,241	5,157	6,092

Revenue.  We have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2014 were $1,200,000 and $5,103,000 compared to $1,266,000 and $6,130,000 for the three and nine months ended September 30, 2013, respectively.  General and administrative expenses for the three and nine months ended September 30, 2014 were $770,000 and $2,590,000 compared to $789,000 and $2,578,000 for the three and nine months ended September 30, 2013, respectively. The changes in general and administrative expenses during the three and nine months ended September 30, 2014 compared to 2013 are immaterial.

Other general and administrative expenses for the three and nine months ended September 30, 2014 were $430,000 and 2,513,000 compared to $477,000 and $1,701,000 for the three and nine months ended September 30, 2013, respectively. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three months ended September 30, 2014 compared to 2013 is primarily attributable to decreased operational expenses occurred during the three months ended September 30, 2014 compared to the corresponding period in 2013. The increase in other general and administrative expenses during the nine months ended September 30, 2014 compared to 2013 is primarily attributable to increased operational expenses in regard to re-entry and testing of the Elijah #3 well. Impairment of unproved oil and gas properties expenses for the three and nine months ended September 30, 2014 was nil and nil compared to nil and $1,851,000 for the three and nine months ended September 30, 2013, respectively. The decrease in impairment of unproved oil and gas properties expenses during the three and nine months ended September 30, 2014 compared to the corresponding period in 2013 is attributable to the impairment charge of 1,851,000 recorded during the nine months ended September 30, 2013 representing the remaining capitalized cost of the Joseph License.

The decrease in operating costs and expenses during the nine months ended September 30, 2014 compared to 2013 is primarily attributable to impairment charge of $1,851,000 recorded during the nine months ended September 30, 2013 representing the remaining capitalized cost of the Joseph License, partially offset by increase in other general and administrative expenses during the nine months ended September 30, 2014, compared to the corresponding period in 2013.

Other (income) expense, net.  Other (income) expense, net for the three and nine months ended September 30, 2014 was 50,000 and $54,000 compared to ($25,000) and ($38,000) for the three and nine months ended September 30, 2013, respectively.

Net Loss. Net loss for the three and nine months ended September 30, 2014 was $1,250,000 and $5,157,000 compared to $1,241,000 and $6,092,000 for the three and nine months ended September 30, 2013, respectively.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of common stock (or securities convertible into common stock) as well as proceeds from the exercise of warrants and options to purchase common equity.

At September 30, 2014, we had approximately $7,949,000 in cash and cash equivalents and fixed short term bank deposits compared to $11,801,000 at December 31, 2013. The $7,949,000 includes the amount of $1,216,000 that is held in bank guarantees toward our exploration efforts in Israel.

As of September 30, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,150,000) and others (approximately $66,000) in respect of its drilling operation in an aggregate amount of approximately $1,216,000.  The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company's balance sheet as “restricted cash”.

During the nine months ended September 30, 2014, cash used in operating activities totaled $4,962,000. Cash provided by financing activities during the nine months ended September 30, 2014, was $2,476,000 and is attributable to proceeds received from the DSPP which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties, short term bank deposits and other fixed assets was $1,502,000 during the nine months ended September 30, 2014.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $470,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through July 31, 2015.  However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., environmental and drilling permit applications and acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities. We are considering various alternatives with respect to raising additional capital but to date have made no specific plans or arrangements, except for the initial launch in March 2013 of the DSPP. We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

In the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2011, the NIS has experienced a revaluation of approximately 3.3% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2013 and 2012 to September 30, 2014, the USD has fluctuated by approximately 6.5% and (1.0%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2014, we had cash, cash equivalents and short-term bank deposits of approximately $7,949,000.  The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2014, was approximately 0.15%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2014, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

During the quarter ended September 30, 2014, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dispute with AME/GYP

As previously disclosed, GYP, the owner of the rig previously used by the Company, and Aladdin Middle East ("AME"), our prior drilling contractor, advised that $550,000 remains unpaid for rig demobilization.  The drilling contract between the Company and AME, which was allegedly assumed by GYP (and controverted by Zion), provides that all disputes are to be settled by arbitration in London, United Kingdom.

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration in London filed by GYP. The Company continues to deny GYP's claim and is vigorously defending itself.

On May 1, 2014, prior to Zion’s answer date deadline, Zion filed an Answer in which it denied GYP’s claim for payment of the demobilization fee, and in addition it asserted a Counterclaim against GYP (Note 5C).

The arbitration is in a preliminary procedural stage. No accrual was made at September 30, 2014 as the Company and its legal counsel believe that GYP has no viable legal ground to base its claim.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2014, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena,
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 12, 2014	Date:	November 12, 2014

