Form 10-K
period 2014-12-31
ZION OIL & GAS INC
filed 2015-03-10
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

FORM 10-K

__________________________________

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33228

__________________________________

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

__________________________________

Delaware	20-0065053
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6510 Abrams Rd., Suite 300 Dallas, TX	75231
(Address of Principal Executive Offices)	(Zip Code)

(214) 221-4610
(Registrant’s telephone number, including area code)

__________________________________

Securities registered under Section 12 (b) of the Exchange Act:

Common Stock, par value $0.01 per share	NASDAQ Global Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered under Section 12 (g) of the Exchange Act: None

__________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $69.8 million. This amount is based on the registrant’s common stock on the NASDAQ Global Market on that date.

The registrant had 35,859,482 shares of common stock, par value $0.01, outstanding as of February 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2015 Annual Meeting of Stockholders to be held in Dallas, Texas on June 10, 2015, are incorporated by reference herein in Items 10, 11, 12, 13 and 14 of Part III of this report.

2014 ANNUAL REPORT (SEC FORM 10-K)

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

•         the availability of equipment, such as seismic trucks, drilling rigs, and transportation pipelines;

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

PART I

ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation (referred to herein as “we”, “our”, “us”, “Zion”, “Zion Oil”, or the “Company”) is an oil and gas exploration company with a history of over 14 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN” and our common stock warrant under the symbol “ZNWAA.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (approximately 99,000 acres). For a variety of reasons, including the results of the newly reprocessed and recently acquired seismic data, the Company has now fully focused its exploration strategy on the Megiddo-Jezreel License as merged with the southern portion of the former Jordan Valley License area. We have now selected the specific location of our next drilling prospect well location.

At present, we have no revenues or operating income. Our ability to generate future revenues and operating cash flow will depend on the successful exploration and exploitation of our current and any future petroleum rights or the acquisition of oil and/or gas producing properties, and the volume and timing of such production. In addition, even if we are successful in producing oil and gas in commercial quantities, our results will depend upon commodity prices for oil and gas, as well as operating expenses including taxes and royalties.

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

Upon the award of our first petroleum right (License No. 298/“Ma’anit” or the “Ma’anit License”) in May 2000, the Israeli government gave us access to most of its data with respect to previous exploration in the area, including geologic reports, seismic records and profiles, drilling reports, well files, gravity surveys, geochemical surveys and regional maps. We also gathered information concerning prior and ongoing geological, geophysical and drilling activity relevant to our planned activities from a variety of publicly accessible sources.

To date, the Company has drilled four exploratory wells. While the presence of hydrocarbons was indicated while drilling certain of these wells, none of the exploratory wells that we have drilled to date have been deemed capable of producing oil or gas in commercial quantities.

ZION’S CURRENT EXPLORATION LICENSE AREA

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (covering an area of approximately 99,000 acres – See Map #1). Under Israeli law, Zion has an exclusive right to oil and gas exploration in our license area in that no other company may drill there. In the event we drill an oil or gas discovery in our license areas, current Israeli law entitles us to convert the relevant portions of our license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Map #1
Zion’s Megiddo-Jezreel Petroleum Exploration License as of February, 2015.

Summary of Current and Former Company License Areas

Megiddo-Jezreel Petroleum License

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

In September 2014, Israel’s Petroleum Commissioner notified Zion that the Petroleum Council, a 10-member board that he chairs, had recommended approval of our application to merge the southernmost portion of our Jordan Valley License into our Megiddo-Jezreel License. We currently await final approval of the merged license from Israel’s Energy Minister. Unfortunately, it is unlikely that we will receive the final approval signature until after newly called-for Israeli national elections in March 2015 since it is quite likely a new Energy Minister will be named and the current minister may be reluctant to sign any new authorizations.

Zion’s Former Jordan Valley License

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License (see Map #2). The Jordan Valley License (~ 55,845 acres) expired in April 2014 as Zion did not seek an extension beyond its three-year primary term. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the boundaries between the present

Megiddo-Jezreel and former Jordan Valley Licenses. For a variety of reasons, including the results of the newly reprocessed and recently acquired seismic data, the Company has now fully focused its exploration strategy on the Megiddo-Jezreel License as merged with the southern portion of the former Jordan Valley License area.

Map #2
Proposed Merger of Part of Former Jordan Valley License into our Megiddo-Jezreel License

Zion’s Former Asher-Menashe License and Former Joseph License

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

Exploration Plans Going Forward

We continue our exploration focus on our Megiddo-Jezreel License area as that area appears to possess the key geologic ingredients of an active petroleum system. This past summer, the Geophysical Institute of Israel (GII) acquired 42 kilometers of new vibroseis seismic data in the area of our existing prospects. Both Eskaton (U.S.-based seismic company) and GII have now both completed computer data processing for us. Based on our interpretations of the newly acquired seismic data, we have now selected the precise drill pad location from which to drill our next well(s) (see Map #3). Assuming all legal and regulatory permits and requirements are obtained, the Company plans to drill our next well in the second half of 2015.

Map #3
Proposed Drill Pad Location Near Sde Eliyahu and Tirat Zvi Kibbutzim

Geo-Prospect (Israeli geological, environmental, and planning company) and Ya’ad Architects & Planners were hired to assist with the legally required environmental impact assessment (“EIA”) and document — a detailed and extensive document representing months of advance work. Study topics included ecology, hydrology/water, archeology, acoustics, air quality, hazardous materials, pollution, land reclamation, drilling methods, risk mitigation, etc. Zion’s EIA document was delivered in January 2015 to both Israel’s Ministry of National Infrastructures, Energy and Water Resources (“Energy Ministry”) and Israel’s Environmental Ministry. We await feedback from the Environmental Ministry and will revise our document accordingly.

Under Israel’s regulatory system, this environmental document is a prerequisite for a drilling permit. We anticipate that the newly promulgated regulations will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel, and there is no assurance that the Company will ultimately be granted such permission to drill. See the discussion under “Energy Related Regulations — The Onshore Petroleum Exploration Permitting Process in Israel” below.

Finally, prior to actually drilling our next exploratory well, we will need to enter into a contract with a drilling rig operator with the appropriate rig, equipment, and experienced drilling crew. We have not yet entered into any legally binding agreements for the use of a rig although we are currently in active discussions with an international drilling services company. In the event that we decide to import a drilling rig into Israel, we will need to obtain the appropriate regulatory consents and approvals for the importation of the rig. We will also need to obtain appropriate permits, regulatory consents and approvals with respect to the actual drilling site that we have selected. In addition, we will need to obtain the necessary approvals from the surface owners.

We estimate that, in order to be commercially productive, any of the wells we eventually drill would need to be capable of producing at least 300 barrels of oil equivalent per day. Such production levels will not likely pay out the cost of drilling the well, but only the costs of operating the well on a current basis. In order to justify the costs of drilling additional wells, there would need to be the expectation that each additional well would have initial production rates of at least 500 barrels of oil equivalent per day, based upon minimum oil prices of about $50.00 per barrel.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts during 2014 and 2013:

	2014	2013
	US$ (000)	US$ (000)

Megiddo-Jezreel Valley License
Geological & Geophysical Operations	1,430	342

Asher-Menashe License (expired on June 9, 2014)
Geological & Geophysical Operations	935	546
Plug & Abandonment Operations	172	—

Jordan Valley License (allowed to expire on April 12, 2014)
Geological & Geophysical Operations	17	98

Joseph License (expired on October 10, 2013)
Plug & Abandonment Operations	169	371
Geological & Geophysical Operations	—	65

Total	2,723	1,422

Employees

As of December 31, 2014, we had 19 employees of whom all but one are on a full time basis. Of these employees, 10 work out of our Dallas office and 9 work out of the Caesarea office. None of our current employees is subject to any collective bargaining agreements, and there have been no strikes. We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies with limited financial resources and consortia of local Israeli and foreign participants with substantial financial resources. Most groups are engaged primarily in off-shore activities, which is not an area in which we are currently active. So long as we hold our current license, Israeli law conveys an exclusive exploration right to Zion such that no additional companies may compete in our license area.

Historically, primarily for geopolitical reasons, Israel (particularly onshore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. Since the announcement of the Tamar and Leviathan discoveries, this situation has changed somewhat. However, given the current limited availability in Israel of oil field service companies, equipment and personnel, in periods of increased exploration interest and activity, there is competition for available equipment and services. In this market Zion has no particular advantage. We attempt to enhance our position by developing and maintaining good professional relations with oil field service providers and a high level of credibility in making and meeting commercial commitments.

The oil and gas industry is cyclical, and from time to time there is a shortage of drilling rigs, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in the areas where we operate, we could be materially and adversely affected. We believe that there are potential alternative providers of drilling services and that it may be necessary to establish relationships with new contractors as our activity level and capital program grows. However, there can be no assurance that we can establish such relationships or that those relationships will result in increased availability of drilling rigs.

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

Since Israel imports almost all of its crude oil needs and the market for crude oil in Israel is limited to two local oil refineries, no special marketing strategy need be adopted initially with regard to any oil that we may ultimately discover. We believe that we would have a ready local market for our oil at market prices and would have the option of exporting to the international market, if any of our future exploratory wells are commercially productive.

Israel’s Petroleum Law

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

License. The “license” is a petroleum exploration right, bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years and it may be extended for up to an additional four years (in one year increments). A license area may not exceed 400,000 dunams (approximately 98,842 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

Production lease. Upon discovery of petroleum in commercial quantities, a licensee has a statutory “right” to receive a production “lease.” The initial lease term is 30 years, extendable for an additional 20 years (up to a maximum period of 50 years). A lease confers upon the lessee the exclusive right to explore for and produce petroleum in the lease area and requires the lessee to produce petroleum in commercial quantities (or pursue test or development drilling). The lessee is entitled to transport and market the petroleum produced, subject, however, to the right of the government to require the lessee to supply local needs first, at market price.

Petroleum rights fees. The holders of licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (onshore or offshore) of the right, acreage subject to the right and, in the case of a license, the period during which the license has been maintained. For a license, the two initial years fees are approximately New Israeli Shekels (NIS) 110 (approximately US $28.3 at the Bank of Israel representative rate published on December 31, 2014) per thousand dunams (approx. 247.11 acres) per year. Every subsequent year, the license fee increases incrementally.

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

If the holder of a petroleum right does not comply with the work program provided by the terms of the right, the Petroleum Commissioner may issue a notice requiring that the holder cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the right. If the petroleum right is cancelled following such notice, the holder of the right may, within 30 days of the date of notice of the Commissioner’s decision, appeal such cancellation to the Minister of Energy and Water Resources. No petroleum right shall be cancelled until the Minister of Energy and Water Resources has ruled on the appeal.

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5%

of the produced reserves. At December 31, 2014 and 2013, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

The Onshore Petroleum Exploration Permitting Process in Israel

The permitting process in Israel with respect to petroleum exploration continues to undergo significant modification, the result of which is to considerably increase the complexity, time period, and expenditures needed to obtain the necessary permits to undertake exploratory drilling once a drilling prospect has been identified. Applications for new exploration licenses need to comply with more demanding requirements relating to a license applicant’s financial capability, experience and access to experienced personnel.

In June 2012, the Ministry of National Infrastructures, Energy and Water Resources (“Energy Ministry”) issued initial guidelines relating to onshore exploratory licensing. Under the now adopted guidelines, an application must meet certain specified conditions and provide detailed information with respect to the requested license area. A condition to the issuance of any license is the submission by the licensee of a performance bank guarantee in an amount equal to 10% of the cost of the proposed work program. The performance bank guarantee is required at or prior to the award of the exploration rights.

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

On September 17, 2014, the proposed guidelines became effective and the Ministry of Energy issued a guidance document entitled Instructions for the Giving of Guarantees with respect to Oil Rights. As it relates to existing onshore license holders like Zion, the Instructions call for the Company to obtain a new Base Bank Guarantee in the amount of $500,000, per each existing license area, split into two deposit dates as follows: (1) $250,000 by November 30, 2014 and (2) $250,000 by March 31, 2015.

Furthermore, prior to the start of drilling, an additional bank guarantee of $250,000 will be required at least 14 days before the spud date. This is a partial adoption of the guidelines proposed in December 2012. In summary, this is a potential cumulative total of $750,000 that is separate and apart from the Company’s existing Bank Guarantees.

As of December 31, 2014, the Company has not yet provided any of the additional bank guarantees called for in the new guidelines and has not received a specific request seeking payment.

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

Environmental/Safety

Oil and gas drilling operations could potentially harm the environment if there are polluting spills caused by the loss of well control.  The Petroleum Law and regulations provide that the conduct of petroleum exploration and drilling operations be pursued in compliance with “good oil field practices” and that measures of due care be taken to avoid seepage of oil, gas and well fluids into the ground and from one geologic formation to another. The Petroleum Law and regulations also require that, upon the abandonment of a well, it be adequately plugged and marked. Recently, as a condition for issuing the required permit for the construction of a drilling site, the planning commissions have required the submission of a site remediation plan, subject to approval of the environmental authorities.  The costs of future restoration and remediation can be estimated as the restoration and remediation are typical for the industry and part of “oil field best practices”.  At this time, we anticipate that the future cost of the environmental requirements, site remediation and plugging will not be greater than approximately $220,000 per well drilled on our existing license areas. Our operations are also subject to claims for personal injury and property damage caused by the release of chemicals or petroleum substances by us or others in connection with the conduct of petroleum operations on our behalf.

In March 2011, the Ministry of Environmental Protection issued initial guidelines relating to oil and gas drilling. This is the first time that the Ministry published specific environmental guidelines for oil and gas drilling operations, relating to onshore and offshore Israel.

The guidelines are detailed and provide environmental guidelines for all aspects of drilling operations, commencing from the date an application for a preliminary permit is filed, and continuing through license, drilling exploration, production lease, petroleum production and abandonment of the well. The guidelines address details that must be submitted regarding the drill site, surrounding area, the actual drilling operations, the storage and removal of waste and the closing or abandoning of a well. Following meetings between the Ministry and industry representatives in 2011, the Ministry indicated that certain of their initial published guidelines will be revised.

In August 2011, the Government of Israel proposed a draft law entitled “Prevention of Land Contamination and Remediation of Contaminated Land”. For the draft law to become law, the Israeli Parliament must approve it after a second and third hearing. If ultimately adopted, this  proposed law would require persons engaged in activities involving “polluted materials” (defined to include petroleum crude oil or any other materials defined as such by the commissioner) including their production, treatment, handling, storage and transportation, that may affect land or water resources to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health. Under the proposal, persons responsible for violation of the law, directly or indirectly, will be liable for the clean-up costs and such violation may result in criminal sanctions. The draft law has now been re-introduced to the public in a substantially modified form with newly revised guidelines, including provisions concerning the establishment of a historical survey prior to restoration and/or reclamation of land.  The proposal is now set for a final public hearing on February 28, 2015.

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

In January 2015, new guidelines were published regarding the abandonment of onshore (land-based) wells, as stated in Article 21 of Israel’s Petroleum Regulations 5713 -1521. The guidelines are at least partially based on certain U.S. regulations, including Texas Railroad Commission regulations required in Texas. The guidelines include, among other matters, standards for plugging wells, temporary and permanent abandonment, reclamation, restoration, etc.

We  do not know and cannot predict whether any new legislation in this area will be enacted and, if so, in what form and which of its provisions, if any, will relate to and affect our activities, how and to what extent or what impact, if any, it might have on our financial statements. There are no known proceedings instituted by governmental authorities, pending or known to be contemplated against us under any environmental laws. We are not aware of any events of noncompliance in our operations in connection with any environmental laws or regulations. However, we cannot predict whether any new or amended environmental laws or regulations introduced in the future will have a material adverse effect on our future business.

The Company believes that these new and/or revised regulations will significantly increase the complexity, time, and expenditures associated with obtaining new exploration rights, drilling, and plugging/abandoning new wells, coupled with the heavy financial burden of “locking away” significant amounts of cash that could otherwise be used for operational purposes.

Proposed Fuel Market Law Legislation

In March 2012, the Energy Ministry presented a draft law entitled “Fuel Market Law.” Under the proposal as currently drafted, the following activities among others as they relate to crude oil and its products would require licenses by the Director of the Fuel Authority in the Ministry of Energy and Water Resources: import, export, refining, storage, dispensing and loading, transport, marketing and sale. Further under the proposal a condition for the receipt of a license is that the licensee be a corporation incorporated under the Israeli Companies Law. As currently drafted, the proposal does not provide for exceptions for entities holding petroleum rights under the Petroleum Law; however, it is not certain that, even if enacted as currently proposed, the provisions of the proposed law would supersede the provisions of the Petroleum Law. We submitted comments to the Ministry with the aim of clarifying that any law to be presented for enactment clarify that the rights of holders of licenses and leases granted under the Petroleum Law will not be compromised. In July 2012 the Israeli Parliament approved at the first hearing the draft Fuel Market Law.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Recently, for about two months from early July to August 2014, Israel launched a military operation named Operation Protective Edge in the Hamas-ruled Gaza Strip. Over the course of the two months there were several thousand Palestinian rocket attacks for which the Israel Defence Forces responded with military action aimed primarily in the Gaza Strip. Military operations resulted in over 30 tunnels that extended from the Gaza Strip into Israel being destroyed.   While a ceasefire is currently in effect, some level of conflict should be anticipated in the future. These developments have further strained relations between Israel and the Palestinians. Any ongoing or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along Israel’s northern borders, or political instability in the region would likely disrupt international trading activities in Israel and may materially and negatively affect our business conditions and could harm our prospects and business.

In addition, civil unrest, often accompanied by violence associated with the so-called “Arab Spring” has spread throughout the region over the last several years in areas such as Egypt, Syria, Jordan, and Lebanon. Protestors have demanded economic and political reforms, and to date, there have been several regime changes. Civil unrest could continue to spread throughout the region or grow in intensity, leading to more regime changes resulting in governments that are hostile to the United States and Israel, civil wars, or regional conflict.  International tensions over Iran continue to exist regarding their possible development of nuclear weapons. Certain countries have considered actions ranging from economic sanctions to pre-emptive strikes on suspected nuclear sites, and Iranian officials have threatened retaliation by, among other actions, closing the Strait of Hormuz, through which a significant portion of the global crude oil supply is transported. There is also concern in Israel that the internal conflict in Syria and Lebanon, with which Israel shares borders, may spill over into Israel, coupled with the new ISIS terror organization that operates from Syria.

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

On February 5, 2014, the Company submitted applications to the Petroleum Commissioner, requesting royalty interest transfers from the Megiddo-Jezreel License of 3% overriding royalties to the Bnei Joseph Amutot and the Abraham Foundation, respectively. On April 8, 2014, the transfers were approved by the Petroleum Commissioner and duly registered.

Available Information

Zion’s internet website address is “www.zionoil.com”. We make available, free of charge, on our website, and on our Zion Oil mobile application, under “SEC Reports”, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports, as soon as reasonably practicable after providing the SEC such reports.

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

Risks Associated with our Company

We are a company with no current source of revenue. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources and the ultimate success of our petroleum exploration efforts in onshore Israel, none of which can be assured.

We were incorporated in April 2000 and we have incurred negative cash flows from our operations, and presently all exploration activities and overhead expenses are financed solely by way of the issue and sale of equity securities. The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale, none of which can be assured. Our operations are subject to all of the risks inherent in exploration companies with no revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business, and in particular the deep, wildcat exploratory wells in which we are engaged in Israel. We cannot warrant or provide any assurance that our business objectives will be accomplished.

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $6,756,000 for the year ended December 31, 2014 and $9,077,000 for the year ended December 31, 2013. The audited financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

Our financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

The spudding of our next exploratory well is subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations prior to actual drilling may severely impair our business.

Even though we have now chosen a drill site within the Megiddo-Jezreel License from where we plan to drill our next well, there remain a number of risks and contingencies prior to actually spudding that well.

In January 2015, the Company completed and delivered our environmental impact assessment (“EIA”) to both Israel’s Ministry of National Infrastructures, Energy and Water Resources (“Energy Ministry”) and Israel’s Environmental Ministry. We await feedback from the Environmental Ministry and will revise our document accordingly. Under Israel’s regulatory system, this environmental document is a prerequisite for a drilling permit. We anticipate that the newly promulgated regulations will considerably increase the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel, and there is no assurance that the Company will ultimately be granted such permission to drill. See the discussion under “Energy Related Regulation — The Onshore Exploration Permitting Process in Israel;” “New Onshore Licensing Guidelines;” and “Israeli Governmental Regulations.”

For the reasons above, while we cannot predict the precise date when we will be able to drill our next exploratory well, we are planning to spud that next well in the second half of 2015. Additionally, prior to actually commencing drilling, we will need to contract with a drilling rig operator with the appropriate drilling rig and crew to carry out the drilling. See “We have not yet signed an agreement with a drilling contractor….”

We require significant capital to realize our business plan.

Our planned work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake non-drilling exploratory activities in our current license areas and in the additional areas of interest that we have identified which are currently outside of our exploration license areas and otherwise meet our plans through November 30, 2015. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $472,000 per month. However, when we are engaged in active operations, we estimate that there is an additional cost of approximately $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2013-2014 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations”.

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

We have not yet signed an agreement with a drilling contractor and thus, we may be unable to affect any future drilling operations within the contemplated time-frame.

Following the completion of the Ma’anit-Joseph #3 well, the drilling rig that we used to drill our last three exploratory wells was exported by the owner from Israel in 2012. Until such time as we sign a legally binding agreement, there can be no assurance that we will be able to come to an agreement with the drilling contractor to drill any future exploratory well(s) on commercially reasonable terms, or at all. Any delay in locating and contracting with an appropriate drilling rig owner/operator can have a material adverse effect on the expanded and new exploration  rights that we are seeking and on the implementation of our business plan. On February 25, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Viking Services BV, an international rig and oilfield services provider, to obtain the right to contract a land-based rig and certain oilfield services and crew with which to drill our next well. The MOU contemplates a two-year agreement to drill two wells with an option to drill a third well.

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

We typically commence exploration drilling operations without undertaking extensive analytical testing such as 3-D seismic surveys thereby potentially increasing the risk (and associated costs) of drilling a non-producing well.

Larger oil and gas exploration companies typically conduct extensive analytical pre-drilling testing such as 3-D seismic imaging, the drilling of an expendable “pilot” well or “stratigraphic test” to collect data (logs, cores, fluid samples, pressure data) to determine if drilling a well capable of producing oil or gas (full completion with casing and well testing) is justified. The use of pilot or stratigraphic tests is often used in areas where there is little or no offset well data, like Israel, where our exploration license area is located.  While 3-D seismic imaging data is more useful than 2-D data in identifying potential new drilling prospects, its acquisition and processing costs are many multiples greater than that for 2-D data, and GII, our primary provider of geophysical data, has limited ability to acquire and process onshore 3-D data in Israel. In addition to using 2-D seismic technology prior to drilling, we have historically also utilized gravity and magnetic data, built cross section maps from offset wells and utilized geophysical analysis from similar geologic targets. We believe that the additional months, delays and costs associated with more extensive pre-drilling testing typically undertaken by larger oil and gas exploration companies is not necessarily justified when drilling vertical or near-vertical exploration wells (as we have historically been doing). Nonetheless, the absence of more extensive pre-drilling testing may potentially increase the risk of drilling a non-producing well, which would in turn result in increased costs and expenses. Additionally, we are typically engaged in drilling very deep onshore wildcat wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively shallower. As such, exploration risks are inherently very substantial.

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

Any major hostilities involving Israel, a substantial decline in the prevailing regional security situation or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. See the prior discussion on Political Climate.

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

•         inability of our service and equipment providers to deliver items necessary for us to conduct  our operations in Israel, resulting in delays; and

•         the lack of availability of drilling rig and experienced crew, oilfield equipment or services if third party providers decide to exit the region.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

We have a history of losses and we cannot assure you that we will ever be profitable.

We incurred net losses of $6,756,000 for the year ended December 31, 2014, and $9,077,000 for the year ended December 31, 2013. We cannot provide any assurance that we will ever be profitable.

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

Exploratory drilling involves enormous risks, including the risk that no commercially productive oil or natural gas reservoirs will be discovered. Even when properly used and interpreted, seismic data analysis and other computer simulation techniques are only tools used to assist geoscientists in trying to identify subsurface structures and the presence of an active petroleum system. They do not allow the interpreter to know conclusively if hydrocarbons are present or economically available. The risk analysis techniques we use in evaluating potential drilling sites rely on subjective judgments of our personnel and consultants. Additionally, we are typically engaged in drilling deep onshore wildcat exploratory wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively shallower. As such, exploration risks are inherently very substantial.

A substantial and extended decline in oil or natural gas prices could adversely impact our future rate of growth and the carrying value of our unproved oil and gas assets.

Prices for oil and natural gas fluctuate widely. Fluctuations in the prices of oil and natural gas will affect many aspects of our business, including our ability to attract capital to finance our operations, our cost of capital, and the value of our unproved oil and natural gas properties. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a wide variety of additional factors (such as the current political turmoil in the Middle East) that are beyond our control, such as the domestic and foreign supply of oil and natural gas, the ability of members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls, technological advances affecting energy consumption, and domestic and foreign governmental regulations.  Significant and extended reductions in oil and natural gas prices could require us to reduce our capital expenditures and impair the carrying value of our assets.

The price of oil has fallen precipitously by more than 50% since June 2014, when it was approximately $115 per barrel. It fluctuates now around $50 per barrel. While there is much analysis and speculation as to the cause of this drop in price and its predicted future course, there are many factors that contribute to the price of oil, none of which the Company controls. Certainly, actions taken or not taken by OPEC, which controls nearly 40% of the world market, continue to impact the price of oil. The oil price is also impacted by actual supply and demand, as well as by expectation. Demand for energy is closely related to economic activity and it is generally accepted that global demand is currently down primarily due to weak global economic activity. With advances in unconventional exploration (horizontal drilling and hydraulic fracturing) in recent years, the U.S. has become a top global oil producer, resulting in a substantial decrease in oil imports, thus adding to the spare supply. Geopolitical events such as conflict in the Middle East, the conflict in Ukraine, and the terrorist actions of ISIS can also impact the price of oil tremendously.

The bottom line is that there are many and varied causes for the fluctuation in the price of oil and natural gas, and the Company has no control over these factors.

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

Opposition toward oil and gas drilling and development activity has been growing globally and is particularly pronounced in Organization for Economic Co-operation and Development (“OECD”) countries which include the U.S., the U.K and Israel.  Companies in the oil and gas industry, such as us, are often the target of activist efforts from both individuals and non-governmental organizations regarding environmental compliance and business practices, potential damage to fresh water sources, and safety, among other topics.  Future activist efforts could result in the following:

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

Economically, our operations in Israel may be subject to:

•         exchange rate fluctuations;

•         royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

•         changes in Israel’s economy that could cause the legislation of oil and gas price controls.

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

The Israeli Energy Ministry has now enacted regulations relating to licensing requirements for entities engaged in the fuel sector that would result in our having to obtain additional licenses to market and sell hydrocarbons that may be discovered by us.

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

We will likely issue additional common stock in the future, which would dilute the ownership interests of our existing stockholders.

In the future we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 100,000,000 shares of common stock. As of February, 24, 2015, there were 35,859,482 shares of our common stock issued and outstanding.

We have an effective shelf registration statement on Form S-3/A (File No. 333-193336) from which additional shares of our common stock and other securities can be issued. In addition, we may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future issuances of our common stock, or the perception that such issuances could occur, could have a material adverse effect on the price of our common stock. The current registration statement was declared effective by the SEC on March 27, 2014 and therefore, is effective until March 26, 2017 plus 180 days thereafter.

On March 13, 2014,  the Company filed  an S-3/A Form that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. From time to time, the Company may offer up to $119,850,000 of any combination of the securities described in this prospectus, in the form of common stock, debt securities, warrants, and/or units.

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

Because the likelihood of paying cash dividends on our common stock is remote at this time, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (with an area of approximately 99,000 acres). We have now selected the specific location of our next drilling prospect well location and hope to commence drilling in the second half of 2015.

The table below summarizes certain data for our license area for the year ended December 31, 2014:

Type of Right	Name	Area (Approx. Acres)	Working Interest		Expiration Date
License	Megiddo-Jezreel	98,842	100	% (1)	December 2, 2016	(1)(2)

(1)      After the initial primary term of three years, extendable through December 2, 2020, one year at a time at the commissioner’s discretion, subject to compliance with the terms of the license as may be amended.

(2)      Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma’anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry in 2015 even though the Joseph License has expired.

The surface rights to the former drill site in the former Asher-Menashe License area is held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ein Carmel and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of the only well within the Asher-Menashe License area and acknowledges its obligation to complete the abandonment of the well in accordance with guidance from the Environmental Ministry in 2015 even though the Asher-Menashe License has expired.

Now that the Company has identified a specific drill site or sites in the new Megiddo-Jezreel License area, we will seek surface rights from the appropriate owner.

Summary of Exploration Activities/Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities” and “Exploration Plans Going Forward”.

Office Properties

(i) The Company had a lease for 3,600 square feet of corporate office space in Dallas, Texas, which expired on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended lease for its current office premises in Dallas, Texas as well as the addition of adjacent space in the building for a total of 6,500 square feet. Pursuant to the lease amendment, the lease term on the existing office space as well as the additional premises was extended to October 31, 2015.

Rent was paid on a monthly basis and was $6,996 per month for each month from November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through October 31, 2015. Notwithstanding the foregoing, the parties agreed that so long as there was no event of default under the lease amendment, monthly payments of $1,434 through October 31, 2012 and $1,544 thereafter through October 31, 2013 were to be abated.

(ii) The Company’s field office in Caesarea Israel consisted of 5,565 square feet. The sublease term continues through March 31, 2014. Rent was paid on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $7,300 per month at the exchange rate in effect on the date of this report). The Company is also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, and insurance and maintenance payments during the sublease term.

On December 19, 2013 the Company signed a new lease agreement with Caesarea Asset Management and Development companies for new premises containing 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $9,700 per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, twenty-four months from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice, provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2014 and 2013 were $306,000 and $256,000, respectively.

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

In the preliminary procedural stage, Zion challenged GYP’s standing to assert its claim on the basis that there was no assignment of the Drilling Contract from AME to GYP pursuant to the provisions of the Drilling Contract. GYP challenged Zion’s right to assert any issue not related to the demobilization fee, including Zion’s counterclaim. On December 19, 2014, the appointed arbitrator communicated to the ICA that she was denying each party’s preliminary challenges, and the arbitration would proceed on the basis of the primary claims and counterclaims raised by the parties.

On February  9, 2015, Zion and GYP each filed submissions on Stage 1 issues, to which rebuttals were due on March 5, 2015.

No accrual was made at December 31, 2014, as the Company and its legal counsel believe that upon true construction of the Drilling Contract, as amended, GYP has no viable legal ground to base its claim (see also Note 8).

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We completed the initial public offering of our common stock in January 2007. From January 3, 2007 and through September 1, 2009, shares of our common stock were traded on the NYSE Amex under the symbol “ZN.” Since September 2, 2009, our common stock has been trading on the NASDAQ Global Market, also under the symbol “ZN.”

The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year	High	Low
2014:
First Quarter	$1.96	$1.43
Second Quarter	$2.55	$1.40
Third Quarter	$2.05	$1.53
Fourth Quarter	$1.81	$1.36

Fiscal Year	High	Low
2013:
First Quarter	$1.80	$0.85
Second Quarter	$2.60	$1.25
Third Quarter	$2.40	$1.65
Fourth Quarter	$1.90	$1.38

The closing per share sales price of our Common Stock on March 5, 2015 was $1.93.

Holders

As of February 24, 2015 there were approximately 6,386 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2012, 2011 and 2010 are derived from our audited financial statements not included in this report. All data is in thousands of USD, except share data:

	2014	2013	2012	2011	2010
Statement of Operations Data

Revenues	—	—	—	—	—

Operating costs and expenses:

General and administrative expenses	4,142	3,618	5,078	4,995	3,288

Other	2,541	2,216	3,310	4,530	2,366

Impairment of unproved oil and gas properties	—	3,289	1,965	42,488	22,022

Other expense (income), net	73	(46)	(59)	169	(18)

Net loss	(6,756)	(9,077)	(10,294)	(52,182)	(27,658)

Net loss per share of common stock	(0.19)	(0.27)	(0.33)	(1. 86)	(1.25)

Balance Sheet Data

Cash and cash equivalents	5,344	10,414	14,983	22,231	21,243

Unproved oil and gas properties	3,891	2,446	4,700	3,535	25,882

Current liabilities	1,165	2,095	2,859	3,847	2,595

Total liabilities	1,360	2,272	3,058	4,275	2,934

Stockholders’ equity	10,520	12,667	18,246	22,492	46,369

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Zion Oil and Gas is an oil and gas exploration company with a history of over 14 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (approximately 99,000 acres). For a variety of reasons, including the results of the newly reprocessed and recently acquired seismic data, the Company has now fully focused its exploration strategy on the Megiddo-Jezreel

License as merged with the southern portion of the former Jordan Valley License area. We have now selected the specific location of our next drilling prospect well location and anticipate drilling our next well in the second half of 2015.

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

•         General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance are included in general and administrative expense. General and administrative expenses also includes non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

•         Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

Going Concern Basis

Since we have limited capital resources, no revenue to date and a loss from operations, our financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business.  The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. Therefore, there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period.

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

During the year 2014, the Company did not record a non-cash impairment.

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

Following the impairment charges noted above, the total net book value of our unproved oil and gas properties under the full cost method is $3,891,000 at December 31, 2014.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2014	2013
Operating costs and expenses:

General and administrative expenses	4,142	3,618

Other	2,541	2,216

Impairment of unproved oil and gas properties	—	3,289

Subtotal Operating costs and expenses	6,683	9,123

Other expense (income), net	73	(46)

Net loss	6,756	9,077

FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2014 were $6,683,000 compared to $9,123,000 for the year ended December 31, 2013. The decrease in operating costs and expenses during the year ended December 31, 2014 compared to 2013 is primarily attributable to impairment charge of $3,289,000 recorded during the year ended December 31, 2013 representing the remaining capitalized cost of the Joseph License, partially offset by increase in general and administrative expenses and other expenses during the year ended December 31, 2014, compared to the corresponding period in 2013.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2014 were $4,142,000 compared to $3,618,000 for the year ended December 31, 2013. The increase in general and administrative expenses in 2014 compared to 2013 is primarily attributable to increase in legal and professional fees during the year ended December 31, 2014 compared to 2013 and is primarily attributable to the increased utilization of legal services in 2014 in part by the GYP arbitration legal fees and a higher non-cash expenses recorded in connection with stock option grants.

Other expenses. Other expenses for the year ended December 31, 2014 were $2,541,000 compared to $2,216,000 for the year ended December 31, 2013. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the year ended December 31, 2014 compared to 2013 is primarily attributable to increased operational expenses in regard to re-entry and testing of the Elijah #3 well.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses for the year ended December 31, 2014 were nil compared to $3,289,000 for the year ended December 31, 2013. The decrease in impairment of unproved oil and gas properties expenses in 2014 compared to 2013 is attributable to the impairment charge of $3,289,000 recorded during the year ended December 31, 2013 in respect of all remaining capitalized costs of the Joseph and Asher Menashe Licenses and the Elijah #3 re-entry operations.

Other expense (income), net. Other expense (income), net for the year ended December 31, 2014 was $73,000 compared to ($46,000) for the year ended December 31, 2013.

Net Loss. Net loss for the year ended December 31, 2014 was $6,756,000 compared to $9,077,000 for the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At December 31, 2014, we had approximately $5,344,000 in cash and cash equivalents compared to $10,414,000 at December 31, 2013.  Our working capital (current assets minus current liabilities) was $6,469,000 at December 31, 2014 and $10,045,000 at December 31, 2013.

As of December 31, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,154,000) and others (approximately $66,000) in respect of its drilling operation in the aggregate amount of approximately $1,220,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

During the year ended December 31, 2014, cash used in operating activities totalled $6,443,000. Cash provided by financing activities during the year ended December 31, 2014 was $3,388,000 and is attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”) which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $2,015,000 for the year ended December 31, 2014.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $472,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through Nov 30, 2015. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., seismic acquisition, drilling and environmental permit acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities.

We are considering various alternatives with respect to raising additional capital. In March 2013 we launched a unit program through the DSPP and in February 2015 we launched a new unit program through the DSPP (see Amendment 3 below). We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Replacement Registration Statement S-3/A and Prospectus Supplement for the Dividend Reinvestment and Stock Purchase Plan

On March 13, 2014  the Company filed  an S-3/A Form that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. From time to time, the Company may offer up to $119,850,000 of any combination of the securities described in this prospectus, in the form of common stock, debt securities, warrants, and/or units.

On March 31, 2014, the Company filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “Prospectus”) relating to the DSPP. The Prospectus forms a part of the Company’s Registration Statement on Form S-3/A (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

Under the DSPP, the Company provided (a) shares (each a “Share” and collectively the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”), and (b), through December 31, 2014, units (the “Units”) of the Company’s securities, for $2.50 per unit, with each unit comprised of (i) one (1) share  of Common Stock and (ii)  a warrant to purchase an additional share of the Company’s Common Stock at an exercise price of $2.00 per share (each a “Warrant” and collectively the “Warrants”; together with the Shares and the Units the “Securities”). The Securities were provided by the Company in accordance with the terms of the DSPP as described in the Prospectus.

On May 30, 2014, the Company extended the expiration date for the Unit program under its DSPP to December 31, 2014. Accordingly, the Warrants first became exercisable on the 31st day following the Unit Option Termination Date (i.e., on January 31, 2015 or the next trading day) and continue to be exercisable through January 31, 2020 at a per share exercise price of $2.00.

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Markets. On February 11, 2015, NASDAQ halted trading on the ZNWAA warrants until the Company fully satisfies NASDAQ's request for additional info. The Company is diligently seeking to satisfy the requirement, but to date, NASDAQ has not yet reauthorized ZNWAA warrant trading.

The extension was made, in part, to allow interested investors to utilize a new and more convenient electronic enrollment procedure with the TeleCheck Internet Check Acceptance service as a payment method and expanded procedures for foreign participants in the DSPP.

On June 24, 2014, the Company formally executed a Transfer Agency and Registrar Services Agreement with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), located at 6201 15th Avenue, Brooklyn, NY 11219.

AST has been appointed as the Company’s sole Transfer Agent and registrar for the Company’s common stock and warrants and for any such other securities as the Company may request. The Company has both U.S. and foreign shareholders and AST has the ability to service the Company’s worldwide shareholder base. The initial term of the Agreement is three years with automatic one year successive terms. The Company has completed the conversion and transition process to AST, effective as of August 1, 2014.

As of December 31, 2014 the Company and its transfer agents, Registrar and Transfer Company (“RTC”) and American Stock Transfer and Trust (“AST”) where AST replaced RTC on August 1, 2014, had collected together approximately $3,387,000 and $5,865,000 in the year ended December 31, 2014 and from the DSPP’s inception date in March 2013 to December 31, 2014, respectively. As a result, the Company issued for the year ended December 31, 2014 and from the DSPP inception date to December 31, 2014 a total of 1,661,692 and 2,761,178 shares of its common stock. Issued units and shares for the year ended December 31, 2014 and from the DSPP inception date to December 31, 2014 are comprised of 773,318 and 1,564,293 units (unit comprised of (i) one share of common stock and (ii) a warrant), respectively, and 888,374 and 1,196,885 shares, respectively.

An Amendment No. 3 to the Prospectus Supplement was filed on January 13, 2015. This Amendment No. 3 to Prospectus Supplement amends the Prospectus Supplement as previously supplemented on May 30, 2014 (“Amendment No. 1 to Prospectus Supplement”) and as supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”). This Amendment No. 3 to Prospectus Supplement should be read in conjunction with the Original Prospectus Supplement and the base Prospectus effective March 27, 2014 and Amendment No. 2. Amendment No. 3 is incorporated by reference into the Original Prospectus Supplement and is not complete without, and may not be delivered or utilized except in connection with, the Original Prospectus Supplement, including any amendments or supplements thereto.

Amendment No. 3 - New Unit Option under the Unit Program

Under the Plan, the Company is providing a new Unit Option. The prior Unit Option ended on December 31, 2014. The Unit Program continues with a different Unit Option of a combination of common stock, warrants, time periods and unit price, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply. The Company’s new Unit Option Program began on February 2, 2015 and terminates May 4, 2015. This new 90-day Unit Option enables participants to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one (1) share of Common Stock and three (3) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have a different expiration date.

The Company has filed an application with NASDAQ to list the three warrants on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

All warrants will first become exercisable and tradable on June 5, 2015, which is the 31st day following the Unit Option Termination Date (i.e., on May 4, 2015) and continue to be exercisable through June 6, 2016 for ZNWAB (1 year), June 5, 2017 for ZNWAC (2 years) and June 4, 2018 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 per Unit and no change will be made to the warrant exercise price of $1.00 per share.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1, concerning the Unit Option that terminated on December 31, 2014, are hereby deleted and replaced with a new Unit Option as described above in Amendment No. 3. Except for the substitution of a new Unit Option above, all other features, conditions and terms of the Plan remain unchanged.

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2015	2016	2017	2018	Thereafter	Total
Exploration Related Commitments	842	—	—	—	—	842

Operating Leases	284	164	161	161	13	783

Employment Agreements	877	—	—	—	—	877

Total	2,003	164	161	161	13	2,502

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 will have a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2011, the NIS has experienced a revaluation of approximately 1.8% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2013 and 2012 to December 31, 2014, the USD has fluctuated by approximately 12% and 4.2% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2014, we had cash, cash equivalents and short-term bank deposits of approximately $7,173,000.  The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2014 was approximately 0.15%.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2014.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under the framework in Internal Control — Integrated Framework(2013), our management concluded that our internal controls over financial reporting were effective as of December 31, 2014.  Management reviewed the results of their assessment with our Audit Committee.

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

 Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to such information as set forth in our definitive Proxy Statement (the “2015 Proxy Statement”) for our 2015 annual meeting of stockholders. The 2015 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Sadly, on January 26, 2014, memorial services were held for Mr. Robert Render, former member of the Board of Directors of Zion Oil and Gas. Robert Render, age 83, was appointed a director in January 2011.

Board member Forrest Garb filled the vacancy on the Audit Committee until March 31, 2014. Board member Kent Siegel is filling the vacancy on the Audit Committee and replaced Paul Oroian on the Compensation Committee effective April 1, 2014.

Effective April 1, 2014, the Company appointed Martin M. van Brauman to the Board of Directors. Mr. van Brauman is Zion’s Senior Vice-President, Corporate Secretary and Treasurer. He has previously served on the Board of Directors and also as Chief Financial Officer and Chief Legal Officer.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement for the 2015 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP

Balance Sheets as of December 31, 2014 and 2013.

Statements of Operations for the Years Ended December 31, 2014 and 2013.

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013.

Statements of Cash Flows for the Years Ended December 31, 2014 and 2013.

Number	Description

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, Exhibit 3.1)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC on March 28, 2008)

4.1	Registration Statement on Form S-3 (File No. 333-193336), as amended; (incorporated by reference as filed with the SEC on March 27, 2014)

4.2	Prospectus Supplement dated March 27, 2014, as amended, (incorporated by reference as filed with the SEC on March 31, 2014)

10.1	Joseph License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 16, 2007)

10.2	Asher –Menashe License (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended June 30, 2007 as filed with the SEC on August 20, 2007) Memorandum

10.3	Executive Employment and Retention Agreements (Management Agreements)

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

10.4	2005 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-KSB for the year ended December 31, 2005 as filed with the SEC on September 14, 2006)

10.5	Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 1, 2011).

10.6

Third Amendment to Lease Agreement dated as of October 11, 2011 between Zion Oil & Gas, Inc. and Hermosa LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 17, 2011)

10.7	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

10.8	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

Number	Description

10.9	Amendment to Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 26, 2012)

10.10	Extension to Asher-Menashe License (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.11	Memorandum of Understanding (“MOU”) with Viking Services BV

10.12

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

10.13	Extension to Asher-Menashe License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 9, 2013)

10.14	Megiddo-Jezreel License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*(1)	XBRL Instance Document

101.SCH*(1)	XBRL Taxonomy Extension Schema

101.CAL*(1)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*(1)	XBRL Taxonomy Extension Definition Linkbase

101.LAB*(1)	XBRL Taxonomy Extension Label Linkbase

101.PRE*(1)	XBRL Taxonomy Extension Presentation Linkbase

_____________

*        filed herewith

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown Chief Executive Officer & Executive Chairman (Principal Executive Officer)		Ilan Sheena, Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Date: March 10, 2015		Date: March 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Brown	Chairman of the Board of Directors, Chief Executive Officer and Director	March 10, 2015
John M. Brown	(Principal Executive Officer)

/s/ Ilan Sheena	Chief Financial Officer	March 10, 2015
Ilan Sheena	(Principal Financial Officer and Principal Accounting Officer)

/s/ Victor G. Carrillo	President, Chief Operating Officer and Director	March 10, 2015
Victor G. Carrillo

/s/ William H. Avery	General Counsel and Director	March 10, 2015
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 10, 2015
Martin M. van Brauman

/s/ Paul Oroian	Director	March 10, 2015
Paul Oroian

/s/ Yehezkel Druckman	Director	March 10, 2015
Yehezkel Druckman

/s/ Forrest A. Garb	Director	March 10, 2015
Forrest A. Garb

/s/ Kent Siegel	Director	March 10, 2015
Kent Siegel

/s/ Gene Scammahorn	Director	March 10, 2015
Gene Scammahorn

/s/ Justin W. Furnace	Director	March 10, 2015
Justin W. Furnace

/s/ Glen Perry	Director	March 10, 2015
Glen Perry

Zion Oil & Gas, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Zion Oil & Gas, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company suffered recurring losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 10, 2015

Zion Oil & Gas, Inc.

Balance Sheets as of

	December 31 2014	December 31 2013
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	5,344	10,414
Fixed short term bank deposits - restricted	1,298	1,387
Fixed short term time deposits	531	—
Prepaid expenses and other	280	294
Other receivables	181	45
Total current assets	7,634	12,140

Unproved oil and gas properties, full cost method	3,891	2,446

Property and equipment at cost
Net of accumulated depreciation of $412 and $332	186	209

Other assets
Assets held for severance benefits	169	144

Total assets	11,880	14,939

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	132	138
Asset retirement obligation	163	483
Accrued liabilities	870	1,474
Total current liabilities	1,165	2,095

Provision for severance pay	195	177

Total liabilities	1,360	2,272

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized:100,000,000: Issued and outstanding: 35,755,304 and 34,005,696 shares at December 31, 2014 and December 31, 2013 respectively	358	340
Additional paid-in capital	144,958	140,367
Accumulated deficit	(134,796)	(128,040)
Total stockholders’ equity	10,520	12,667

Total liabilities and stockholders’ equity	11,880	14,939

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Operations

	For the year ended December 31
	2014	2013
	US$ thousands	US$ thousands

General and administrative	4,142	3,618
Other	2,541	2,216
Impairment of unproved oil and gas properties	—	3,289
Loss from operations	(6,683)	(9,123)

Other income (expense), net
Foreign exchange gain (loss)	(63)	41
Financial income (expenses), net	(10)	5

Loss before income taxes	(6,756)	(9,077)
Income taxes	—	—

Net loss	(6,756)	(9,077)

Net loss per share of common stock - basic and diluted (in US$)	(0.19)	(0.27)

Weighted-average shares outstanding–basic and diluted (in thousands)	35,060	33,049

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2012	32,769	328	136,881	(118,963)	18,246
Funds received from sale of DSPP units and shares	1,099	11	2,467	—	2,478
Funds received from option exercises	138	1	—	—	1
Value of options granted to employees, directors and others	—	—	1,019	—	1,019
Net loss	—	—	—	(9,077)	(9,077)
Balances as of December 31, 2013	34,006	340	140,367	(128,040)	12,667

Funds received from sale of DSPP units and shares	1,662	17	3,370	—	3,387
Funds received from option exercises	87	1	—	—	1
Value of options granted to employees, directors and others	—	—	1,221	—	1,221
Net loss	—	—	—	(6,756)	(6,756)
Balances as of December 31, 2014	35,755	358	144,958	(134,796)	10,520

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows

	For the year ended December 31
	2014	2013
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,756)	(9,077)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	80	86
Cost of options issued to employees, directors & others	1,129	953
Interest on short term bank deposits	25	(20)
Impairment of unproved oil and gas properties	—	3,289
Change in assets and liabilities, net:
Prepaid expenses and other	14	100
Change in other receivables	(136)	562
Severance pay, net	(7)	(52)
Accounts payable	(8)	2
Accrued liabilities	(464)	(104)
Asset retirement obligation	(320)	(387)
Net cash used in operating activities	(6,443)	(4,648)

Cash flows from investing activities
Investment in short term bank deposits	(467)	(1,083)
Acquisition of property and equipment	(35)	(57)
Investment in unproved oil and gas properties	(1,513)	(1,260)
Net cash used in investing activities	(2,015)	(2,400)

Cash flows from financing activities
Proceeds from sale of stock and exercise of options	3,388	2,479
Net cash provided by financing activities	3,388	2,479

Net decrease in cash and cash equivalents	(5,070)	(4,569)
Cash and cash equivalents – beginning of period	10,414	14,983
Cash and cash equivalents – end of period	5,344	10,414

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	92	66
Unpaid investments in oil & gas properties	131	291
Unpaid acquisitions of property and equipment	22	—

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 14 years of oil & gas exploration in Israel. As of December 31, 2014, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (~ 99,000 acres). We have now selected the specific location of our next drilling prospect well location.

Megiddo-Jezreel Petroleum License

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

Zion’s Former Jordan Valley License

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Jordan Valley License (~ 55,845 acres) expired in April 2014 as Zion did not seek an extension beyond its three-year primary term. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the boundaries between the present Megiddo-Jezreel and Jordan Valley Licenses. For a variety of reasons, including the results of the newly reprocessed and recently acquired seismic data, the Company has now fully focused its exploration strategy on the Megiddo-Jezreel License as will be merged with the southern portion of the former Jordan Valley License area.

Zion’s Former Asher-Menashe License and Former Joseph License

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

B. Basis of Presentation

To date, the Company has not achieved a discovery of either oil or gas in commercial quantities. The Company incurs cash outflows from operations and at this time all exploration activities and overhead expenses are financed by way of equity issuance. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from its oil and natural

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2014, the Company incurred a net loss of approximately $6.8 million and had an accumulated deficit of approximately $134.8 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through November 2015. To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity raises. There can be no assurance that this capital will be available and if it is not, the Company may be forced to curtail or cease exploration and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 - Summary of Significant Accounting Policies

A. Financial Statements in United States Dollars

The currency of the primary economic environment in which the operations of the Company are conducted is the United States dollar (“dollar”). Therefore, the dollar has been determined to be the Company’s functional currency. Non-dollar transactions and balances have been translated into dollars in accordance with the principles set forth in Accounting Standards Codification (“ASC”) 830 “Foreign Currency Matters.” Transactions in foreign currency (primarily in New Israeli Shekels – “NIS”) are recorded at the exchange rate as of the transaction date. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

B. Cash and Cash Equivalents

The Company maintains cash balances with four banks, of which two banks are located in the United States, one in the United Kingdom, and one in Israel and money market mutual funds. For purposes of the statement of cash flows and balance sheet, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

C. Fixed Short Term time deposits

Interest bearing deposits for a period which exceeds 3 months but not more than 12 months and are not restricted are classified as Fixed Short Term time deposits.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

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

During the year ended December 31, 2014, and 2013, the Company recorded a non-cash impairment charge of $nil and $3,289,000, respectively of its unproved oil and gas properties (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $3,891,000 and $2,446,000 as of December 31, 2014 and 2013, respectively.

E. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over its estimated useful lives of three to fourteen years. Depreciation charged to expense amounted to $80,000 and $86,000 for the years ended December 31, 2014, and 2013, respectively.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

Based on ASC 740-10-25-6 “Income Taxes”, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2014 and 2013.

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

J. Asset Retirement Obligation

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred. This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties, although it does take into account estimated residual salvage values. The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value (see note 8B).

K. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 4,653,986 and 3,190,225 common stock equivalents in 2014 and 2013 respectively, would be anti-dilutive.

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

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 505, “Equity,” using a fair-value approach.

As noted, the value of stock option grants is recognized as a compensation expense, on a graded-vesting basis, over the requisite service period of the entire award, net of estimated forfeitures unless vested.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

M. Fair Value Measurements

The Company’s financial instruments include mainly cash and cash equivalents, short-term time deposits, other receivables, prepaid expenses, assets held for severance benefits, and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

N. Recently Adopted Accounting Pronouncements

During the year ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

We do not believe that the adoption of any other recently issued accounting pronouncements in 2014 had a significant impact on our financial position, results of operations, or cash flow.

O. Reclassifications

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

D.       As of December 31, 2014 and 2013, the Company has a provision for severance pay of $195,000 and $177,000, respectively, of which all was long-term. As of December 31, 2014 and 2013, the Company has $169,000 and $144,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2014	December 31, 2013
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	895	929
Capitalized salary costs	916	602
Legal costs, license fees and other preparation costs	2,079	910
Other costs	1	5
	3,891	2,446

Impairment of unproved oil and gas properties comprised as follows:

	For the year ended December 31,
	2014	2013
	US$ thousands	US$ thousands

Drilling operations, completion costs and other related costs	—	480
Capitalized salary costs	—	488
Legal costs, license fees and other preparation costs	—	2,320
Other costs	—	1
	—	3,289

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2014	December 31, 2013
	US$ thousands	US$ thousands

Employees related	120	102
Institutions & vendors	509	993
Other	241	379
	870	1,474

Note 6 - Stockholders’ Equity

A. Replacement Registration Statement S-3/A and Prospectus Supplement for the Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The Prospectus forms a part of the Company’s Registration Statement on Form S-3/A (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

Under the DSPP, the Company provided (a) shares (each a “Share” and collectively the “Shares”) of common stock, par value $0.01 per share (the “Common Stock”), and (b), through June 30, 2014, units (the “Units”) of the Company’s securities with each unit comprised of (i) one share of Common Stock and (ii) a warrant to purchase an additional share of the Company’s Common Stock at an exercise price of $2.00 per share (each a “Warrant” and collectively the “Warrants”; together with the Shares and the Units the “Securities”). The Securities were provided by the Company in accordance with the terms of the DSPP as described in the Prospectus.

On May 30, 2014 the Company extended the expiration date for the Unit program under its DSPP to December 31, 2014. Accordingly, the Warrants “ZNWAA” became first exercisable on the 31st day following the Unit Option Termination Date (on February 2, 2015) and continue to be exercisable through January 31, 2020 at a per share exercise price of $2.00.

The extension was made, in part, to allow interested investors to utilize a new and more convenient electronic enrolment procedure with the TeleCheck Internet Check Acceptance service as a payment method and expanded procedures for foreign participants.

As of December 31, 2014 the Company and its transfer agents had collected together approximately $3,387,000 and $5,865,000 in the year ended December 31, 2014 and from the DSPP’s inception date in March 2013 to December 31, 2014, respectively. As a result, the Company issued for the year ended December 31, 2014 and from the DSPP inception date to December 31, 2014 a total of 1,661,692 and 2,761,178 shares of its common stock. Issued units and shares for the year ended December 31, 2014 and from the DSPP inception date to December 31, 2014 are comprised of 773,318 and 1,564,293 units (unit comprised of (i) one share of common stock and (ii) a warrant), respectively, and 888,374 and 1,196,885 shares, respectively.

B. 2005 Stock Option Plan

In 2005, a stock option plan (the “2005 Plan”) was adopted by the Company, pursuant to which 1,000,000 shares of common stock are reserved for issuance to officers, directors, employees and consultants. The 2005 Plan is administered by the Board of Directors or one or more committees appointed by the board (the “2005 Plan Administrator”).

The 2005 Plan contemplates the issuance of stock options by the Company both as a private company and as a publicly traded company and is available to residents of the United States, the State of Israel and other jurisdictions as determined by the 2005 Plan Administrator. Awards of stock options under the 2005 Plan are made pursuant to an agreement between the Company and each grantee. The agreement will, among other provisions, specify the number of shares subject to the option, intended tax qualifications, the exercise price, applicable vesting provisions and the term of the stock option grant, all of which are determined on behalf of the Company by the 2005 Plan Administrator. The 2005 Plan remains in effect for a term of ten years unless terminated or extended according to its provisions.

During the year ended December 31, 2014, the Company granted the following options from the 2005 Plan, to purchase:

i.         25,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vest in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended March 31, 2014 and are exercisable through March 31, 2024. The fair value of the options at the date of grant amounted to $47,524.

ii.        20,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through March 31, 2024. The fair value of the options at the date of grant amounted to $38,018.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

iii.       10,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through March 31, 2024. The fair value of the options at the date of grant amounted to $19,009.

iv.      10,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vest in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended June 30, 2014 and are exercisable through April 1, 2024. The fair value of the options at the date of grant amounted to $19,009.

v.       45,000 shares of common stock to one senior officer, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 11, 2024. The fair value of the options at the date of grant amounted to $93,228.

vi.      1,693 shares of common stock to one staff member at an exercise price of $1.67. The options vested upon grant and are exercisable through October 1, 2024. The fair value of the options at the date of grant amounted to $1,662.

vii.     25,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through December 1, 2024. The fair value of the options at the date of grant amounted to $39,019.

During the year ended December 31, 2013, the Company granted the following options under the 2005 Plan to purchase:

i.         45,000 shares of common stock to one senior officer, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 28, 2023. The fair value of the options at the date of grant amounted to $100,425.

ii.        197,500 shares of common stock to senior officers, non-employee directors, other staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through November 11, 2023. The fair value of the options at the date of grant amounted to $304,430.

C. 2011 Equity Incentive Plan and 2011 Non-Employee Directors Stock Option Plan

In June 2011, the Company’s shareholders authorized the adoption of the Zion Oil & Gas, Inc. 2011 Equity Incentive Plan for employees and consultants (the “2011 Plan”), initially reserving for issuance thereunder 2,000,000 shares of common stock.

The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2011 plan also permits cash payments under certain conditions.

The compensation committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant.

During the year ended December 31, 2014, the Company granted the following options under the 2011 Plan to purchase:

534,000 shares of common stock to senior officers, other staff members, and service providers at an exercise price of $1.67. The options vested upon grant and are exercisable through October 1, 2024. The fair value of the options at the date of grant amounted to $562,660.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2013, the Company granted the following options under the 2011 Plan to purchase:

25,000 shares of common stock were granted to one senior officer at an exercise price of $0.01. The options, granted pursuant to the terms of the officer’ respective employment agreement, vested upon grant and are exercisable through December 31, 2023. The fair value of the options on their respective dates of grant amounted to $35,024.

In June 2011, the Company’s shareholders authorized the adoption of the Zion Oil & Gas, Inc. 2011 Non‑Employee Directors Stock Option Plan for non-employee directors (the “2011 Directors’ Plan”), initially reserving for issuance thereunder 1,000,000 share of common stock. Under the 2011 Directors’ Plan, only non‑qualified options may be issued, and they will be exercisable for a period of six years from the date of grant.

The Compensation Committee of the Board of Directors is responsible for determining the type of award, when to grant awards, to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed six years from the date of grant.

During the year ended December 31, 2014, the Company granted the following options from the 2011 Directors’ Plan, to purchase:

i.         25,000 shares of common stock to one non-employee director at an exercise price of $1.95. The options vested upon grant and are exercisable through April 2, 2020. The fair value of the options at the date of grant amounted to $25,085.

ii.        390,000 shares of common stock to nine non-employee director at an exercise price of $1.67. The options vested upon grant and are exercisable through October 1, 2020. The fair value of the options at the date of grant amounted to $307,763.

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

D. Warrants and Options

The Company has reserved 4,653,986 shares of common stock as of December 31, 2014 for the exercise of warrants and options to employees and non-employees, of which 3,087,193 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees

	0.01		20,000	November 11, 2023	Options
	0.01		10,000	June 11, 2024	Options
	1.67		115,000	October 01, 2024	Options
	1.70		130,000	December 20, 2022	Options
	2.61		77,000	December 04, 2022	Options
To employees and directors

	0.01		20,000	January 31, 2020	Options
	0.01		5,000	June 28, 2023	Options
	0.01		51,000	November 11, 2023	Options
	0.01		25,000	December 31, 2023	Options
	0.01		50,000	March 31, 2024	Options
	0.01		10,000	June 11, 2024	Options
	0.01		25,000	December 01, 2024	Options
	1.67		390,000	October 01, 2020	Options
	1.67		420,693	October 01, 2024	Options
	1.70		137,500	December 21, 2018	Options
	1.70		239,500	December 20, 2022	Options
	1.73		25,000	January 09, 2019	Options
	1.82		25,000	June 13, 2017	Options
	1.86		25,000	December 3, 2018	Options
	1.95		25,000	April 02,2020	Options
	1.96		25,000	September 3, 2019	Options
	2.28		25,000	July 10, 2019	Options
	2.61		237,500	December 04, 2017	Options
	2.61		939,500	December 04, 2021	Options
	4.45		25,000	January 26, 2016	Options
	4.55		15,000	January 31, 2016	Options
To investors

	2.00		1,564,293	January 31, 2020	Warrants
	1.99	*	4,653,986

___________________

* Weighted Average

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2013 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$

Outstanding, December 31, 2012	2,392,000	2.41

Changes during 2013 to:
Granted to employees, officers, directors and others	342,500	0.44
Expired/Cancelled/Forfeited	(197,750)	2.71
Exercised	(137,500)	0.01
Outstanding, December 31, 2013	2,399,250	2.24

Changes during 2014 to:
Granted to employees, officers, directors and others	1,085,693	1.47
Expired/Cancelled/Forfeited	(308,250)	2.67
Exercised	(87,000)	0.01
Outstanding, December 31, 2014	3,089,693	1.99
Exercisable, December 31, 2014	3,087,193	1.99

The aggregate intrinsic value of options exercised during 2014 and 2013 was approximately $170,000 and $224,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2014 totalling 4,653,986 was approximately $290,000.

The following table summarizes information about stock options outstanding as of December 31, 2014:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.01	2,500	9.24	0.01	0.01	25,000	9.93	0.01
—	—	—	—	0.01	20,000	9.45	0.01
—	—	—	—	0.01	47,500	9.24	0.01
—	—	—	—	0.01	25,000	9.00	0.01
—	—	—	—	0.01	71,000	8.87	0.01
—	—	—	—	0.01	2,000	8.50	0.01
—	—	—	—	0.01	20,000	5.09	0.01
—	—	—	—	1.67	390,000	5.76	1.67
—	—	—	—	1.67	535,693	9.76	1.67
—	—	—	—	1.70	369,500	7.98	1.70
—	—	—	—	1.70	137,500	3.98	1.70
—	—	—	—	1.73	25,000	4.03	1.73
—	—	—	—	1.82	25,000	2.45	1.82
—	—	—	—	1.86	25,000	3.93	1.86

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	1.95	25,000	5.26	1.95
—	—	—	—	1.96	25,000	4.68	1.96
—	—	—	—	2.28	25,000	4.53	2.28
—	—	—	—	2.61	237,500	2.93	2.61
—	—	—	—	2.61	1,016,500	6.93	2.61
—	—	—	—	4.45	25,000	1.07	4.45
—	—	—	—	4.55	15,000	1.08	4.55
0.01	2,500		0.01	0.01—4.55	3,087,193		1.99

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2014	2013
Weighted-average fair value of underlying stock at grant date	$1.70	$1.78
Dividend yields	—	—
Expected volatility	70%-82%	67%-82%
Risk-free interest rates	0.94%-1.74%	0.37%-1.75%
Expected lives (in years)	3.00-5.50	3.00-5.00
Weighted-average grant date fair value	$1.01	$1.43

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non‑employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2014	2013
Weighted-average fair value of underlying stock at grant date	$1.73	$1.73
Dividend yields	—	—
Expected volatility	75%	75%-76%
Risk-free interest rates	2.42%-2.65%	2.52%-2.77%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.43	$1.73

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

contractual term of the options and their vesting schedules, as the Company does not have sufficient historical exercise data at this time. The expected life of the option granted to non-employees equals their contractual term. In the case of an extension of the option life, the calculation was made on the basis of the extended life.

E. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2014	2013
US$	US$
1,000,000	773,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2014	2013
US$	US$
221,000	246,000

As of December 31, 2014, there was $1,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s 2005 Stock Option Plan. That cost is expected to be recognized during 2015.

F. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020

Note 7 - Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	December 31, 2014	December 31, 2013
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	43,892	41,230
Other	1,688	1,577
Total gross deferred tax assets	45,580	42,807
Less – valuation allowance	(44,259)	(41,967)
Net deferred tax assets	1,321	840

Deferred tax liabilities :
Property and equipment	2	(8)
Unproved oil and gas properties	(1,323)	(832)
Total gross deferred tax liabilities	(1,321)	(840)

Net deferred tax asset	—	—

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 – Income Taxes (cont’d)

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $129,095,000 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2034. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2014 and 2013.

At December 31, 2014, the Company has available federal net operating loss carry forwards of approximately $129,095,000 to reduce future U.S. taxable income. These amounts expire from 2022 to 2034.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2014, the Company has available net operating loss carry forwards of approximately $91,036,000 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2014	Year ended December 31, 2013
	US$ thousands	US$ thousands
Pre-tax loss as reported	(6,756)	(9,077)

U.S. statutory tax rate	34%	34%
Theoretical tax expense	(2,297)	(3,086)

Increase in income tax expense resulting from:

Permanent differences	5	9
Other differences	—	1
Change in valuation allowance	2,292	3,076
Income tax expense	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2011.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2010 tax year can be regarded as final.

Note 8 - Commitments and Contingencies

A. Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. In the opinion of management, no

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (cont’d)

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

B. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the Asher-Menashe and Joseph License areas to be approximately $163,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	For the year ended December 31,
	2014	2013
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	483	870
Liabilities Settled	(320)	(276)
Revision of Estimate	—	(111)
Retirement Obligations, Ending Balance	163	483

Liabilities of approximately $320,000 were settled; those liabilities were related to the Asher-Menashe and Joseph License areas.

Revisions were primarily due to changes in estimated costs for future Plug & Abandonment activities related to the Asher-Menashe and Joseph License areas.

C. Environmental and Other Regulatory Matters

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

On February 6, 2014, the Ministry of National Infrastructures, Energy and Water Resources (the “Energy Ministry”) issued proposed guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

On September 17, 2014, the proposed guidelines became effective and the Energy Ministry issued a guidance document entitled “Instructions for the Giving of Guarantees with respect to Oil Rights.” As it relates to existing onshore license holders like Zion, the Instructions call for the Company to obtain a new Base Bank Guarantee in

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (cont’d)

the amount of $500,000, per each existing license area, split into two deposit dates as follows: (1) $250,000 by November 30, 2014 and (2) $250,000 by March 31, 2015.

Furthermore, prior to the start of drilling, an additional bank guarantee of $250,000 will be required at least 14 days before the spud date. In summary, this is a potential cumulative total of $750,000 that is separate and apart from the Company’s existing Bank Guarantees discussed below in Section I.

As of December 31, 2014, the Company has not yet provided any of the additional bank guarantees called for in the new guidelines and has not received a specific request requesting payment.

The Petroleum Commissioner has discretion to raise or lower those amounts or may also forfeit a Company’s existing guarantee and/or cancel a petroleum right under certain circumstances.

In addition, new and extended insurance policy guidelines were added. The Petroleum Commissioner may also view non-compliance with the new insurance provisions as breaching the work plan and the rights granted and act accordingly.

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

D. Royalty and Levy Commitments

The Company is obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of the Company located in Israel (excluding those reserves used to operate the wells and related equipment and facilities). The present 12.5% royalty on oil revenues remains unchanged. At December 31, 2014, the Company did not have any outstanding obligation with respect to royalty payments, since to this date, no proved reserves have been found.

In March 2011, the Israeli parliament enacted the Petroleum Profits Taxation Law, 2011, which imposes a new levy on oil and gas production. Under the new tax regime, the Israeli Government repealed the percentage depletion deduction and imposed a levy at an initial rate of 20% will be imposed on profits from oil and gas and will gradually rise to 44.56%, depending on the levy coefficient (the R-Factor). The R-Factor refers to the percentage of the amount invested in the exploration, the development and the establishment of the project, so that the 20% rate will be imposed only after a recovery of 150% of the amount invested (R-Factor of 1.5) and will range linearly up to 44.56% after a recovery of 230% of the amount invested (R-Factor of 2.3). For purposes of the levy rate calculation, the minimal gas sale price which will be accepted by the State is the bi-annual average local price. The present 12.5% royalty imposed on oil revenues remains unchanged.

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% interest in the aggregate). At December 31, 2014, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

F. Office and Vehicle Leases

(i) The Company had a lease for 3,600 square feet of corporate office space in Dallas, Texas, which was set to expire on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (cont’d)

lease for its current office premises in Dallas, Texas as well as the addition of adjacent space in the building for a total of 6,500 square feet. Pursuant to the lease amendment, the lease term on the existing office space as well as the additional premises was extended to October 31, 2015.

Rent was paid on a monthly basis and was $6,996 per month for each month from November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through October 31, 2015. Notwithstanding the foregoing, the parties agreed that so long as there was no event of default under the lease amendment, monthly payments of $1,434 through October 31, 2012 and $1,544 thereafter through October 31, 2013 were to be abated.

(ii) The Company’s field office in Caesarea Israel consisted of 5,565 square feet. The sublease term continued through March 31, 2014. Rent was paid on a monthly basis in the base amount of approximately NIS 28,400 per month (approximately $8,100 per month at the exchange rate in effect on the date of this report). The Company was also obligated to pay all cost of living adjustments, as well as its pro-rated portion of all taxes, utilities, and insurance and maintenance payments during the sublease term.

On December 19, 2013 the Company signed a new lease agreement with Caesarea Asset Management and Development companies for new premises containing 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $9,700) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2014 and 2013 were $306,000 and $256,000, respectively.

The future minimum lease payments as of December 31, 2014 are as follows:

US$ thousands

2015	284
2016	164
2017	161
2018	161
2019	13
783

G. Drilling Contract with AME/GYP

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (cont’d)

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

In the preliminary procedural stage, Zion challenged GYP’s standing to assert its claim on the basis that there was no assignment of the Drilling Contract from AME to GYP pursuant to the provisions of the Drilling Contract. GYP challenged Zion’s right to assert any issue not related to the demobilization fee, including Zion’s counterclaim. On December 19, 2014, the appointed arbitrator communicated to the ICA that she was denying each party’s preliminary challenges, and the arbitration would proceed on the basis of the primary claims and counterclaims raised by the parties.

On February  9, 2015, Zion and GYP each filed submissions on Stage 1 issues, to which rebuttals were due on March 5, 2015.

No accrual was made at December 31, 2014, as the Company and its legal counsel believe that upon true construction of the Drilling Contract, as amended, GYP has no viable legal ground to base its claim (see also Note 10).

H. Bank Guarantees

As of December 31, 2014, the Company provided bank guarantees to various governmental bodies (approximately $1,154,000) and others (approximately $66,000) in respect of its drilling operation in an aggregate amount of approximately $1,220,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

I.   New Branch

On July 11, 2014, Zion Oil & Gas, Inc., Geneva Branch, was registered in the Canton of Geneva, Switzerland. The legal Swiss name for the foreign branch is “Zion Oil & Gas, Inc., Wilmington, Branch of Geneva.” The Zion Swiss Branch has its registered office and its business office at 6 Avenue Jules Crosnier, 1206 Champel, Geneva, Switzerland. The purpose of the branch is to operate as a foreign treasury center for the Company.

Note 9 - Risks and Uncertainties

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2013-2014 have rendered obtaining new exploration licenses more time-consuming and expensive.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 – Risks and Uncertainties (cont’d)

The Company believes that these new and/or revised regulations will also significantly increase the time, effort, and expenditures associated with obtaining all of the necessary authorizations and approvals prior to drilling any subsequent well.

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

•         exchange rate fluctuations between the Israeli shekel versus the US Dollar;

•         the extreme latest change in the oil and gas commodities price and hence the cost of oilfield services and drilling equipment;

•         royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

•         changes in Israel’s economy that could lead to legislation establishing oil and gas price controls.

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

Note 10 - Subsequent Events

On January 2, 2015, the Company granted the following options from the 2005 Stock Option Plan and the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.         128,500 shares of common stock to senior officers, other staff members, and service providers at an exercise price of $1.38. The options vested upon grant and are exercisable through January 2, 2025. The fair value of the options at the date of grant amounted to $105,752.

ii.        108,000 shares of common stock to non-employee directors at an exercise price of $1.38. The options vested upon grant and are exercisable through January 2, 2021. The fair value of the options at the date of grant amounted to $68,375.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Subsequent Events (cont’d)

iii.       In January 1, 2015 the company granted 25,000 shares of common stock to a senior officer at an exercise price of $1.38. The options have a par value of $.01. The options shall vest in June 30, 2015 and are exercisable through January 1, 2025. The fair value of the options at the date of grant amounted to $20,529.

On January 13, 2015, an Amendment No. 3 to the Prospectus Supplement was filed. This Amendment No. 3 to Prospectus Supplement amends the Prospectus Supplement to provide for a new Unit Option. The prior Unit Option ended on December 31, 2014. The Unit Program continues with a different Unit Option of a combination of common stock, warrants, time periods and unit price, but otherwise has the same Unit Program features, conditions and terms as those set out in the original Prospectus Supplement and its 2nd Amendment. The Company’s new Unit Option Program began on February 2, 2015 and terminates May 4, 2015. This new 90-day Unit Option enables participants to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one (1) share of Common Stock and three (3) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have a different expiration date.

The Company has filed an application with NASDAQ to list the three warrants on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

All warrants will first become exercisable and tradable on June 5, 2015, which is the 31st day following the Unit Option Termination Date (i.e., on May 4, 2015) and continue to be exercisable through June 6, 2016 for ZNWAB (1 year), June 5, 2017 for ZNWAC (2 years) and June 4, 2018 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 per Unit and no change will be made to the warrant exercise price of $1.00 per share.

On January 21, 2015, the Company formally submitted its Environmental Impact Assessment (“EIA”) document for our upcoming Megiddo-Jezreel #1 well to the Energy Ministry and thereafter, on January 25, 2015, to the Environmental Ministry. This significant milestone is required by our Megiddo-Jezreel License work plan as well as by Israel law and regulations.

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Markets. On February 11, 2015, NASDAQ halted trading on the ZNWAA warrants until the Company fully satisfies NASDAQ's request for additional info. The Company is diligently seeking to satisfy the requirement, but to date, NASDAQ has not yet reauthorized ZNWAA warrant trading.

On February 25, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Viking Services BV, an international rig and oilfield services provider, to obtain the right to contract a land-based rig and certain oilfield services and crew with which to drill our next well. The MOU contemplates a two-year agreement to drill two wells with an option to drill a third well.