Form 10-K/A
period 2014-12-31
ZION OIL & GAS INC
filed 2015-03-18
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________

Amendment No. 1 to
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on March 10, 2015, is to supply Exhibit 23.1 (the consent of MaloneBailey LLP), which was omitted in the original filing.

No other changes have been made to the Original 10-K.

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

10.7	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

10.8	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011)

Number	Description

10.9	Amendment to Jordan Valley License (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 26, 2012)

10.10	Extension to Asher-Menashe License (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

10.11†	Memorandum of Understanding (“MOU”) with Viking Services BV

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

†         Previously filed.

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