Form 10-Q
period 2015-03-31
ZION OIL & GAS INC
filed 2015-05-07
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2015; or

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

As of April 30, 2015, Zion Oil & Gas, Inc. had outstanding 36,198,945 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	March 31 2015	December 31 2014
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,814	5,344
Fixed short term bank deposits - restricted	1,281	1,298
Fixed short term time deposits	—	531
Prepaid expenses and other	242	280
Other receivables	41	181
Total current assets	6,378	7,634

Unproved oil and gas properties, full cost method	4,056	3,891

Property and equipment at cost
Net of accumulated depreciation of $428 and $412	171	186

Other assets
Assets held for severance benefits	170	169

Total assets	10,775	11,880

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	80	132
Asset retirement obligation	149	163
Accrued liabilities	1,621	870
Total current liabilities	1,850	1,165

Provision for severance pay	201	195

Total liabilities	2,051	1,360

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized:100,000,000: Issued and outstanding: 36,013,151 and 35,755,304 shares at March 31, 2015 and December 31, 2014 respectively	360	358
Additional paid-in capital	145,569	144,958
Accumulated deficit	(137,205)	(134,796)
Total stockholders’ equity	8,724	10,520

Total liabilities and stockholders’ equity	10,775	11,880

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months ended March 31
	2015	2014
	US$ thousands	US$ thousands

General and administrative	1,855	845
Other	531	1,412
Loss from operations	(2,386)	(2,257)

Other expense, net
Foreign exchange loss	(13)	(4)
Financial expenses, net	(10)	(3)

Loss before income taxes	(2,409)	(2,264)
Income taxes	—	—

Net loss	(2,409)	(2,264)

Net loss per share of common stock - basic and diluted (in US$)	(0.07)	(0.07)

Weighted-average shares outstanding–basic and diluted (in thousands)	36,030	34,387

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2014	35,755	358	144,958	(134,796)	10,520
Funds received from sale of DSPP units and shares	190	2	426	—	428
Funds received from option exercises	68	*	—	—	*
Value of options granted to employees, directors and others	—	—	185	—	185
Net loss	—	—	—	(2,409)	(2,409)
Balances as of March 31, 2015	36,013	360	145,569	(137,205)	8,724

* Less than one thousand

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the three months ended March 31
	2015	2014
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(2,409)	(2,264)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	16	22
Cost of options issued to employees, directors & others	178	102
Interest on short term bank deposits	17	(1)
Change in assets and liabilities, net:
Prepaid expenses and other	38	(26)
Other receivables	140	(203)
Severance pay, net	5	(9)
Accounts payable	(33)	231
Accrued liabilities	791	267
Asset retirement obligation	(14)	(172)
Net cash used in operating activities	(1,271)	(2,053)

Cash flows from investing activities
Investment in short term bank deposits	531	(835)
Acquisition of property and equipment	(1)	(20)
Investment in unproved oil and gas properties	(217)	(404)
Net cash provided by (used in) investing activities	313	(1,259)

Cash flows from financing activities
Proceeds from sale of stock and exercise of options	428	702
Net cash provided by financing activities	428	702

Net decrease in cash and cash equivalents	(530)	(2,610)
Cash and cash equivalents – beginning of period	5,344	10,414
Cash and cash equivalents – end of period	4,814	7,804

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	7	1
Unpaid investments in oil & gas properties	72	17

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 15 years of oil & gas exploration in Israel. As of March 31, 2015, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud by December 1, 2015, in accordance with the MJL work plan.

Megiddo-Jezreel Petroleum License

The Megiddo-Jezreel License was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

Under the terms of this License, the Company has until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well by December 1, 2015.

On January 21, 2015, the Company formally submitted its Environmental Impact Assessment (“EIA”) document for its upcoming Megiddo-Jezreel #1 well to Israel’s Ministry of National Infrastructures, Energy and Water Resources (“Energy Ministry”) and thereafter, on January 25, 2015, to the Ministry of Environmental Protection (“Environmental Ministry”). This key milestone is required by the MJL work plan as well as by Israeli law and regulations.

On February 25, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Viking Services, BV, an international rig and oilfield services provider, to obtain the right to contract a land-based rig and certain oilfield services and crew with which to drill the Company’s next well. The MOU contemplates a two-year agreement to drill two wells with an option to drill a third well.

On March 22, 2015, the Company formally submitted its EIA document for our upcoming Megiddo-Jezreel #1 well to the Northern District Committee in Nazareth. This committee will hold a formal meeting at a future date to review, discuss, suggest modifications to, and consider approving the EIA. This step represents another significant milestone required by Israeli law and regulations as a prerequisite to obtaining final authorization to drill the Company’s future well(s).

On March 29, 2015, the Company received from the Energy Ministry final approval of its application to merge the southernmost portion of its Jordan Valley License into the MJL, which the Company had filed on April 10, 2014.

Zion’s Former Jordan Valley License

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the MJL and on March 29, 2015, this application was formally approved. The Jordan Valley License (~ 55,845 acres) expired in April 2014 as Zion did not seek an extension beyond its three-year primary term. On March 29, 2015, the Company received from Israel’s Energy Minister final approval of its application to merge the southernmost portion of our Jordan Valley License into the MJL.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

Zion’s Former Asher-Menashe License and Former Joseph License

The Company has plugged all of its exploratory wells but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

B.	Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

To date, the Company has not achieved a discovery of either oil or gas in commercial quantities. The Company incurs cash outflows from operations and at this time all exploration activities and overhead expenses are financed by way of equity issuance. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2015, the Company incurred a net loss of approximately $2.4 million and had an accumulated deficit of approximately $137.2 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through November 2015. To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity issuances. There can be no assurance that this capital will be available and if it is not, the Company may be forced to curtail or cease exploration and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share, is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 4,785,118 and 3,406,624 common stock equivalents in the three month period ended March 31, 2015 and 2014 respectively, would be anti-dilutive.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $4,056,000 and $3,891,000 as of March 31, 2015 and December 31, 2014, respectively.

D.	Recently Adopted Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2015 had a significant impact on our financial position, results of operations, or cash flow.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

E.	Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.

Note 3 - Stockholders’ Equity

A.	2005 Stock Option Plan

During the three months ended March 31, 2015, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

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

B.	2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2015, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

108,000 shares of common stock to non-employee directors at an exercise price of $1.38. The options vested upon grant and are exercisable through January 2, 2021. The fair value of the options at the date of grant amounted to $68,375.

C.	Stock Options

The stock option transactions since January 1, 2015 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$
Outstanding, December 31, 2014	3,089,693	1.99
Changes during 2015 to:
Granted to employees, officers, directors and others	261,500	1.38
Expired/Cancelled/Forfeited	(62,500)	2.39
Exercised	(67,500)	0.01
Outstanding, March 31, 2015	3,221,193	1.98
Exercisable, March 31, 2015	3,196,193	1.98

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of March 31, 2015:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
1.38	25,000	9.77	1.38	0.01	20,000	9.21	0.01
—	—	—	—	0.01	47,500	9.00	0.01
—	—	—	—	0.01	56,000	8.62	0.01
—	—	—	—	0.01	2,000	8.25	0.01
—	—	—	—	0.01	20,000	4.84	0.01
—	—	—	—	1.38	108,000	5.76	1.38
—	—	—	—	1.38	128,500	9.77	1.38
—	—	—	—	1.67	390,000	5.51	1.67
—	—	—	—	1.67	535,693	9.51	1.67
—	—	—	—	1.70	359,500	7.73	1.70
—	—	—	—	1.70	132,500	3.73	1.70
—	—	—	—	1.73	25,000	3.78	1.73
—	—	—	—	1.82	25,000	2.21	1.82
—	—	—	—	1.86	25,000	3.68	1.86
—	—	—	—	1.95	25,000	5.01	1.95
—	—	—	—	1.96	25,000	4.43	1.96
—	—	—	—	2.28	25,000	4.28	2.28
—	—	—	—	2.61	200,000	2.68	2.61
—	—	—	—	2.61	1,006,500	6.68	2.61
—	—	—	—	4.45	25,000	0.82	4.45
—	—	—	—	4.55	15,000	0.84	4.55
1.38	25,000		1.38	0.01—4.55	3,196,193		1.98

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2015 and 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three month ended March 31,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.38	$1.91
Dividend yields	—	—
Expected volatility	69%-70%	78%-82%
Risk-free interest rates	1.07%-1.61%	1.72%-1.73%
Expected lives (in years)	3.00-5.25	5.00-5.38
Weighted-average grant date fair value	$0.73	$1.90

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the three months ended March 31, 2015 and 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three month ended March 31,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.38	$—
Dividend yields	—	—
Expected volatility	73.84%	—
Risk-free interest rates	2.12%	—
Expected lives (in years)	10.00	—
Weighted-average grant date fair value	$1.08	$—

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

D.	Compensation Cost for Option Issuances

The following table sets forth information about the compensation cost of all option issuances recognized for employees and directors:

For the three month ended March 31,
2015	2014
US$	US$
174,000	89,000

The following table sets forth information about the compensation cost of all option issuances recognized for non-employees:

For the three month ended March 31,
2015	2014
US$	US$
11,000	14,000

As of March 31, 2015, there was approximately $10,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining period of 2015.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

E.	Prospectus Supplement for the Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On January 13, 2015, Amendment No. 3 to the Prospectus Supplement was filed. Amendment No. 3 to Prospectus Supplement amends the Prospectus Supplement to provide for a new Unit Option. The prior Unit Option ended on December 31, 2014. The Unit Program continues with a different Unit Option comprised of a combination of common stock, warrants, time periods and unit price, but otherwise has the same Unit Program features, conditions and terms as those set out in the original Prospectus Supplement and Amendment No. 2 thereto. The Company’s new Unit Option Program began on February 2, 2015 and was scheduled to terminate May 4, 2015, but was extended for an additional 90-day period through August 3, 2015. This new 90-day Unit Option enables participants to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one share of Common Stock and three Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have a different expiration date.

The Company has filed an application with NASDAQ to list the three warrants on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

Under the current Unit Option program, all of the warrants will first become exercisable and tradable on September 3, 2015, which is the 31st day following the Unit Option Termination Date (i.e., on August 3, 2015) and continue to be exercisable through September 5, 2016 for ZNWAB (1 year), September 4, 2017 for ZNWAC (2 years) and September 4, 2018 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 per Unit, and no change will be made to the warrant exercise price of $1.00 per share (see also Note 6).

Accordingly, all references in the Original Prospectus Supplement and Amendment Nos. 1 and 3 concerning the Unit Options, are hereby deleted and replaced with the extended Unit Option as described above. Except for the substitution of the extended Unit Option above, all other features, conditions and terms of the Plan remain unchanged.

The Company and its transfer agent have collected together approximately $428,000 in the three months ended March 31, 2015. As a result, the Company issued 190,347 shares of its common stock during the same period. Additionally, warrants for 133,989 shares of common stock were issued during the quarter (44,663 each of ZNWAB, ZNWAC, and ZNWAD).

F.	Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Markets but on February 11, 2015, NASDAQ halted trading on the ZNWAA warrants pending the Company’s response to NASDAQ's request for additional information. On April 9, 2015, NASDAQ resumed trading on Zion Oil & Gas, Inc.’s ZNWAA warrants. (see Note 6)

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2015	December 31, 2014
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	895	895
Capitalized salary costs	970	916
Legal costs, license fees and other preparation costs	2,190	2,079
Other costs	1	1
	4,056	3,891

Note 5 - Commitments and Contingencies

A.	Litigation

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

In July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparation of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.” This document extensively details the requirements for a supplemental environmental document to an oil and gas exploration plan. On January 21, 2015, the Company formally submitted its Environmental Impact Assessment (“EIA”) document for our upcoming Megiddo-Jezreel #1 well to Israel’s Energy Ministry and thereafter, on January 25, 2015, to the Environmental Ministry. This key milestone is required by the MJL work plan as well as by Israeli law and regulations.

On December 3, 2013, the State of Israel’s Petroleum Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, the Company secured a bank guarantee from an Israeli based bank in the amount of $930,000, in accordance with the performance guarantee guidelines. Consequently, Zion believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the October 2012 performance guarantee guidelines.

On February 6, 2014, the Energy Ministry issued proposed guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies (cont’d)

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

Due to the Petroleum Commissioner’s discretion in the matter, the Company has not provided bank guarantees based on the September 2014 guidelines as it has not had a request from the Commissioner. As of March 31, 2015, the Company has not received a specific request seeking payment and therefore, has not provided any of the additional bank guarantees required by in the new guidelines.

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

C.	Former Drilling Contract with AME/GYP

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

On February 9, 2015, Zion and GYP each filed submissions on Stage 1 issues, to which rebuttals were due on March 5, 2015 (see also Note 6).

D.	Bank Guarantees

As of March 31, 2015, the Company provided bank guarantees to various governmental bodies (approximately $1,147,000) and others (approximately $64,000) in respect of its drilling operation in an aggregate amount of approximately $1,211,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 6 - Subsequent Events

On the dates shown below, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

i.	On April 2, 2015, 10,000 options for shares of common stock to one senior officer at an exercise price of $0.01. The options vest in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended June 30, 2015 and are exercisable through April 2, 2025. The fair value of the options at the date of grant amounted to $17,607; and

ii.	On April 17, 2015, 123,500 shares of common stock to senior officers, directors, other staff members, and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through April 17, 2025. The fair value of the options at the date of grant amounted to $219,933.

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Markets but on February 11, 2015, NASDAQ halted trading on the ZNWAA warrants pending the Company’s response to NASDAQ's request for additional information. On April 9, 2015, NASDAQ resumed trading on Zion Oil & Gas, Inc.’s ZNWAA warrants.

On April 20, 2015, the Company announced:

i.	Amending the Company’s Amended and Restated Bylaws to increase the authorized number of directors from 11 to 13; and

ii.	The appointment of Mr. Dustin L. Guinn to the Board of Directors as an independent director as defined by NASDAQ Rule 5605(a)(2), effective May 1, 2015.

On May 1, 2015, the Company granted, from the 2011 Stock Option Plan, 25,000 options for shares of common stock to one director at an exercise price of $2.03. The options vested upon grant and are exercisable through May 1, 2021.  The fair value of the options at the date of grant amounted to approximately $23,000.

On May 1, 2015, Amendment No. 4 to the Prospectus Supplement was filed. This Amendment No. 4 to Prospectus Supplement amends the Prospectus Supplement dated March 27, 2014 (“Original Prospectus Supplement”) as supplemented on May 30, 2014 (“Amendment No. 1 to Prospectus Supplement”), as supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”) and as supplemented on January 13, 2015 (“Amendment No. 3 to Prospectus Supplement”). This Amendment No. 4 to Prospectus Supplement should be read in conjunction with the Original Prospectus Supplement and the base Prospectus effective March 27, 2014 and Amendment No. 2. This Amendment No. 4 is incorporated by reference into the Original Prospectus Supplement. This Amendment No. 4 is not complete without, and may not be delivered or utilized except in connection with, the Original Prospectus Supplement, including any amendments or supplements thereto.

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), our Unit Program continues with an extended Unit Option period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply.  We are offering under our Unit Program that began on February 2, 2015 under Amendment No. 3 to the Prospectus an extension of the Unit Option that is being extended from the original termination date of May 4, 2015 to a termination date of August 3, 2015. The Unit Option to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one (1) share of Common Stock and three (3) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have different expiration dates that have been extended.

All of the warrants will first become exercisable and tradable on September 3, 2015, which is the 31st day following the new Unit Option Termination Date (i.e., on August 3, 2015) and continue to be exercisable through September 5, 2016 for ZNWAB (1 year), September 4, 2017 for ZNWAC (2 years) and September 4, 2018 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 and no change will be made to the warrant exercise price of $1.00 per share.

Accordingly, all references in the Original Prospectus Supplement and Amendment Nos. 1 and 3, concerning the Unit Options are hereby deleted and replaced with the extended Unit Option as described above. Except for the substitution of the extended Unit Option above, all other features, conditions and terms of the Plan remain unchanged.

With respect to the GYP arbitration, on April 1, 2015, the arbitrator declared the Stage 1 issues closed and submitted her draft Partial Award to the ICC Secretariat. On April 24, 2015, the International Court of Arbitration (“ICA”) extended the time limit for rendering the Final Award until July 31, 2015. On April 29, 2015, the arbitrator issued her Partial Award ordering Zion to pay GYP the sum of $550,000 plus interest in the amount of approximately $237,000, which continues to accrue at the rate of $180.82 per day until paid. However, any Final Award sum is not determinable until the issuance of the Final Award after resolution of Stage 2 of Zion’s fraud and other tort counterclaims against GYP. The Company recorded a provision in the amount of $850,000 to cover the Company's liability.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation (referred to herein as “we”, “our”, “us”, “Zion”, “Zion Oil”, or the “Company”) is an oil and gas exploration company with a history of over 15 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN” and our common stock warrant under the symbol “ZNWAA.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprised of approximately 99,000 acres. For a variety of reasons, including the results of the newly reprocessed and recently acquired seismic data and the interpretation thereof, the Company is currently focusing its exploration strategy on the MJL as merged with the southern portion of the former Jordan Valley License area. We have selected the specific drill pad location from which to drill our next exploration well, which we hope to spud toward the end of 2015.

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

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

The Megiddo-Jezreel License, No. 401 (“MJL”) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

Under the terms of this License, the Company has until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well by December 1, 2015.

On January 21, 2015, the Company formally submitted its Environmental Impact Assessment (“EIA”) document for our upcoming Megiddo-Jezreel #1 well to Israel’s Ministry of National Infrastructures, Energy and Water Resources (“Energy Ministry”) and thereafter, on January 25, 2015, to the Ministry of Environmental Protection (“Environmental Ministry”). This key milestone is required by the MJL work plan as well as by Israeli law and regulations.

On February 25, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Viking Services, BV, an international rig and oilfield services provider, to obtain the right to contract a land-based rig and certain oilfield services and crew with which to drill our next well. The MOU contemplates a two-year agreement to drill two wells with an option to drill a third well.

On March 22, 2015, the Company formally submitted its EIA document for our upcoming Megiddo-Jezreel #1 well to the Northern District Committee in Nazareth. This committee will hold a formal meeting at a future date to review, discuss, suggest modifications to, and hopefully approve the EIA. This step represents another significant milestone required by Israeli law and regulations as a prerequisite to obtaining final authorization to drill our future well(s).

On March 29, 2015, the Company received from the Energy Ministry final approval of our application to merge the southernmost portion of our Jordan Valley License into our MJL, which we had filed on April 10, 2014 (See Figure 1).

 Figure 1. Zion’s Megiddo-Jezreel License with Approved Annexation

(Shaded relief map of MJL area illustrating key physiographic features)

Zion’s Former Jordan Valley License

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the MJL and on March 29, 2015, this application was formally approved. The Jordan Valley License (~ 55,845 acres) expired in April 2014 as Zion did not seek an extension beyond its three-year primary term. The geologic and geophysical knowledge obtained in evaluating the Jordan Valley License over the last several years (seismic data acquisition, processing, reprocessing, gravity/magnetic surveys, etc.) was instrumental in guiding us to the most prospective areas in which to explore. We contend that there is significant exploration potential in this geologically linked petroleum system that overlaps the former boundaries between the Megiddo-Jezreel and Jordan Valley Licenses. The Company has now fully focused its exploration strategy on the newly adopted MJL containing the merged southern portion of the former Jordan Valley License.

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

In July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparation of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.” This document extensively details the requirements for a supplemental environmental document to an oil and gas exploration plan. On January 21, 2015, the Company formally submitted its Environmental Impact Assessment (“EIA”) document for our upcoming Megiddo-Jezreel #1 well to Israel’s Energy Ministry and thereafter, on January 25, 2015, to the Environmental Ministry. This key milestone is required by the MJL work plan as well as by Israeli law and regulations.

On December 3, 2013, the State of Israel’s Petroleum Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, the Company secured a bank guarantee in the amount of $930,000 from an Israeli based bank in accordance with the performance guarantee guidelines. Consequently, Zion believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the October 2012 performance guarantee guidelines.

On February 6, 2014, the Energy Ministry issued proposed guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

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

Due to the Petroleum Commissioner’s discretion in the matter, the Company has not provided bank guarantees based on the September 2014 guidelines as it has not had a request from the Commissioner. As of March 31, 2015, the Company has not received a specific request seeking payment and therefore, has not provided any of the additional bank guarantees required by in the new guidelines.

As of March 31, 2015, the Company has not received a specific request seeking payment and therefore, has not provided any of the additional bank guarantees called for in the new guidelines. The Petroleum Commissioner has discretion to raise or lower those amounts or may also forfeit a Company’s existing guarantee and/or cancel a petroleum right under certain circumstances.

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

Capital Resources Highlights

We will need to raise significant funds in order to finance our next exploratory well. We anticipate that we will need to raise these funds in 2015 and 2016. To date, we have funded our operations through the issuance of our securities. We anticipate that we will need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

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

On March 31, 2014, the Company filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “Prospectus”) relating to the Company’s Dividend Reinvestment and Stock Purchase Plan (“DSPP”or the “Plan”). The Prospectus forms a part of the Company’s Registration Statement on Form S-3/A (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

On January 13, 2015, Amendment No. 3 to the Prospectus Supplement was filed. This Amendment No. 3 to Prospectus Supplement amends the Prospectus Supplement to provide for a new Unit Option. The prior Unit Option ended on December 31, 2014. The Unit Program continues with a different Unit Option of a combination of common stock, warrants, time periods and unit price, but otherwise has the same Unit Program features, conditions and terms as those set out in the original Prospectus Supplement and its 2nd Amendment. The Company’s previous Unit Option Program began on February 2, 2015 and terminated on May 4, 2015. This new 90-day Unit Option enables participants to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one (1) share of Common Stock and three (3) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have a different expiration date.

The Company has filed an application with NASDAQ to list the three warrants on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

On May 1, 2015, Amendment No. 4 to the Prospectus Supplement was filed. This Amendment No. 4 to Prospectus Supplement amends the Prospectus Supplement dated March 27, 2014 (“Original Prospectus Supplement”) as supplemented on May 30, 2014 (“Amendment No. 1 to Prospectus Supplement”), as supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”) and as supplemented on January 13, 2015 (“Amendment No. 3 to Prospectus Supplement”). This Amendment No. 4 to Prospectus Supplement should be read in conjunction with the Original Prospectus Supplement and the base Prospectus effective March 27, 2014 and Amendment No. 2. This Amendment No. 4 is incorporated by reference into the Original Prospectus Supplement. This Amendment No. 4 is not complete without, and may not be delivered or utilized except in connection with, the Original Prospectus Supplement, including any amendments or supplements thereto.

Under our DSPP, our Unit Program continues with an extended Unit Option period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply.  We are offering under our Unit Program that began on February 2, 2015 under Amendment No. 3 to the Prospectus an extension of the Unit Option that is being extended from the original termination date of May 4, 2015 to a termination date of August 3, 2015. The Unit Option to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one (1) share of Common Stock and three (3) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have different expiration dates that have been extended.

All of the warrants will first become exercisable and tradable on September 3, 2015, which is the 31st day following the new Unit Option Termination Date (i.e., on August 3, 2015) and continue to be exercisable through September 5, 2016 for ZNWAB (1 year), September 4, 2017 for ZNWAC (2 years) and September 4, 2018 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 and no change will be made to the warrant exercise price of $1.00 per share.

Accordingly, all references in the Original Prospectus Supplement and Amendment Nos. 1 and 3, concerning the Unit Options are hereby deleted and replaced with the extended Unit Option as described above. Except for the substitution of the extended Unit Option above, all other features, conditions and terms of the Plan remain unchanged.

The Company and its transfer agent have collected together approximately $428,000 in the three months ended March 31, 2015. As a result, the Company issued 190,347 shares of its common stock during the same period. Additionally, warrants for 133,989 shares of common stock were issued during the quarter (44,663 each of ZNWAB, ZNWAC, and ZNWAD).

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be able to be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance are included in general and administrative expenses. General and administrative expenses also includes non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

The total net book value of our unproved oil and gas properties under the full cost method is $4,056,000 at March 31, 2015.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the three months ended March 31
	2015	2014
	US$ thousands	US$ thousands
Operating costs and expenses:

General and administrative expenses	1,855	845
Other	531	1,412
Subtotal Operating costs and expenses	2,386	2,257

Other expense, net	23	7

Net loss	2,409	2,264

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2015 were $2,386,000 compared to $2,257,000 for the three months ended March 31, 2014. The increase in operating costs and expenses during the three months ended March 31, 2015 compared to 2014 is primarily attributable to increase in general and administrative expenses, partially offset by decrease in other expenses during the three months ended March 31, 2015, compared to the corresponding period in 2014.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2015 were $1,855,000 compared to $845,000 for the three months ended March 31, 2014. The increase in general and administrative expenses during the three months ended March 31, 2015 compared to 2014 is primarily attributable to an increase in legal and professional fees during the three months ended March 31, 2015 compared to 2014 and is primarily attributable to the increased utilization of legal services in 2015 mainly by the GYP arbitration legal fees and the expenses per the partial award the company recorded in relation to a provision in the amount of $850,000 to cover the company's liability and a higher non-cash expenses recorded in connection with stock option grants.

Other expenses. Other expenses during the three months ended March 31, 2015 were $531,000 compared to $1,412,000 for the three months ended March 31, 2014. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three months ended March 31, 2015 compared to 2014 is primarily attributable to operational expenses incurred during the three months ended March 31, 2014 in regard to re-entry and testing of the Elijah #3 well.

Other expense, net. Other expense, net for the three months ended March 31, 2015 was $23,000 compared to $7,000 for the three months ended March 31, 2014.

Net Loss. Net loss for the three months ended March 31, 2015 was $2,409,000 compared to $2,264,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the three months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2015, we had approximately $4,814,000 in cash and cash equivalents compared to $5,344,000 at December 31, 2014.  Our working capital (current assets minus current liabilities) was $4,528,000 at March 31, 2015 and $6,469,000 at December 31, 2014.

As of March 31, 2015, the Company provided bank guarantees to various governmental bodies (approximately $1,147,000) and others (approximately $64,000) in respect of its drilling operation in the aggregate amount of approximately $1,211,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

During the three months ended March 31, 2015, cash used in operating activities totaled $1,271,000. Cash provided by financing activities during the three months ended March 31, 2015 was $428,000 and is attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”) which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash provided by investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $313,000 for the three months ended March 31, 2015.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $513,000 per month excluding exploratory and operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance will be sufficient to finance our plan of operations through November 30, 2015. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in existing and newly sought license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities.

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

Under the Plan, the Company is providing a new Unit Option. The prior Unit Option ended on December 31, 2014. The Unit Program continues with a different Unit Option of a combination of common stock, warrants, time periods and unit price, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply. The Company’s new Unit Option Program began on February 2, 2015 and was scheduled to terminate May 4, 2015, but has been extended for an additional 90-day period through August 3, 2015. This extended 90-day Unit Option enables participants to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one share of Common Stock and three Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have a different expiration date.

The Company has filed an application with NASDAQ to list the three warrants on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Markets. On February 11, 2015, NASDAQ halted trading on the ZNWAA warrants until the Company satisfied NASDAQ's request for additional information. On April 9, 2015, NASDAQ resumed trading on Zion Oil & Gas, Inc.’s ZNWAA warrants.

On May 1, 2015, Amendment No. 4 to the Prospectus Supplement was filed. This Amendment No. 4 to Prospectus Supplement amends the Prospectus Supplement dated March 27, 2014 (“Original Prospectus Supplement”) as supplemented on May 30, 2014 (“Amendment No. 1 to Prospectus Supplement”), as supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”) and as supplemented on January 13, 2015 (“Amendment No. 3 to Prospectus Supplement”). This Amendment No. 4 to Prospectus Supplement should be read in conjunction with the Original Prospectus Supplement and the base Prospectus effective March 27, 2014 and Amendment No. 2. This Amendment No. 4 is incorporated by reference into the Original Prospectus Supplement. This Amendment No. 4 is not complete without, and may not be delivered or utilized except in connection with, the Original Prospectus Supplement, including any amendments or supplements thereto.

Under our DSPP, our Unit Program continues with an extended Unit Option period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply.  We are offering under our Unit Program that began on February 2, 2015 under Amendment No. 3 to the Prospectus an extension of the Unit Option that is being extended from the original termination date of May 4, 2015 to a termination date of August 3, 2015. The Unit Option to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one (1) share of Common Stock and three (3) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have different expiration dates that have been extended.

All of the warrants will first become exercisable and tradable on September 3, 2015, which is the 31st day following the new Unit Option Termination Date (i.e., on August 3, 2015) and continue to be exercisable through September 5, 2016 for ZNWAB (1 year), September 4, 2017 for ZNWAC (2 years) and September 4, 2018 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 and no change will be made to the warrant exercise price of $1.00 per share.

Accordingly, all references in the Original Prospectus Supplement and Amendment Nos. 1 and 3, concerning the Unit Options are hereby deleted and replaced with the extended Unit Option as described above. Except for the substitution of the extended Unit Option above, all other features, conditions and terms of the Plan remain unchanged.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2015 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2012, the NIS has experienced a revaluation of approximately 6.6% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2014 and 2013 to March 31, 2015, the USD has fluctuated by approximately 2.3% and 14.7% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2015, we had cash, cash equivalents and short-term bank deposits, restricted inclusive of approximately $6,095,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2015, was approximately 0.15%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2015, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

During the quarter ended March 31, 2015, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With respect to the GYP arbitration, on April 1, 2015, the arbitrator declared the Stage 1 issues closed and submitted her draft Partial Award to the ICC Secretariat.

On April 24, 2015, the ICA extended the time limit for rendering the Final Award until July 31, 2015.

On April 29, 2015, the arbitrator issued her Partial Award ordering Zion to pay GYP the sum of $550,000 plus interest in the amount of $237,235.90, which continues to accrue at the rate of $180.82 per day until paid. However, any Final Award sum is not determinable until the issuance of the Final Award after resolution of Stage 2 of Zion’s fraud and other tort counterclaims against GYP. The company recorded a provision in the amount of $850,000 to cover the company's liability.

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2015, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Index:

3.1	Amended and Restated Bylaws of Zion Oil & Gas, Inc. as of April 20, 2015 (incorporated by reference from the Current report on Form 8-K filed on April 20, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Furnished herewith, XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934 and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John Brown	By:	/s/ Ilan Sheena
	John Brown		Ilan Sheena
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	May 07, 2015	Date:	May 07, 2015

