Form 10-Q
period 2015-06-30
ZION OIL & GAS INC
filed 2015-08-03
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2015; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of July 20, 2015, Zion Oil & Gas, Inc. had outstanding 36,622,340 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	June 30 2015	December 31 2014
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,601	5,344
Fixed short term bank deposits - restricted	1,296	1,298
Fixed short term time deposits	—	531
Prepaid expenses and other	193	280
Deferred offering cost	4	—
Other receivables	25	181
Total current assets	6,119	7,634

Unproved oil and gas properties, full cost method	4,207	3,891

Property and equipment at cost
Net of accumulated depreciation of $443 and $412	159	186

Other assets
Assets held for severance benefits	202	169

Total assets	10,687	11,880

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	140	132
Asset retirement obligation	500	163
Accrued liabilities	1,683	870
Total current liabilities	2,323	1,165

Provision for severance pay	224	195

Total liabilities	2,547	1,360

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 and 100,000,000 shares at June 30, 2015 and December 31, 2014 respectively: Issued and outstanding: 36,597,638 and 35,755,304 shares at June 30, 2015 and December 31, 2014 respectively	366	358
Additional paid-in capital	147,057	144,958
Accumulated deficit	(139,283)	(134,796)
Total stockholders’ equity	8,140	10,520

Total liabilities and stockholders’ equity	10,687	11,880

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the six months
	ended June 30		ended June 30
	2015	2014	2015	2014
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	1,007	975	2,862	1,820
Other	1,077	671	1,608	2,083
Loss from operations	(2,084)	(1,646)	(4,470)	(3,903)

Other income (expense), net
Foreign exchange gain	16	6	3	2
Financial expenses, net	(10)	(3)	(20)	(6)

Loss before income taxes	(2,078)	(1,643)	(4,487)	(3,907)
Income taxes	-	-	-	-

Net loss	(2,078)	(1,643)	(4,487)	(3,907)

Net loss per share of common stock - basic and diluted (in US$)	(0.06)	(0.05)	(0.12)	(0.11)

Weighted-average shares outstanding – basic and diluted (in thousands)	36,467	34,874	36,270	34,622

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2014	35,755	358	144,958	(134,796)	10,520
Funds received from sale of DSPP units and shares	664	6	1,609	—	1,615
Funds received from option exercises	178	2	42	—	44
Value of options granted to employees, directors and others	—	—	448	—	448
Net loss	—	—	—	(4,487)	(4,487)
Balances as of June 30, 2015	36,597	366	147,057	(139,283)	8,140

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the six months ended June 30
	2015	2014
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(4,487)	(3,907)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	31	44
Cost of options issued to employees, directors & others	441	252
Interest on short term bank deposits	2	(7)
Change in assets and liabilities, net:
Prepaid expenses and other	87	93
Other receivables	156	(102)
Deferred offering cost	(4)	—
Severance pay, net	(4)	(8)
Accounts payable	51	(3)
Accrued liabilities	854	96
Asset retirement obligation	337	(191)
Net cash used in operating activities	(2,536)	(3,733)

Cash flows from investing activities
Investment in short term bank deposits	531	(635)
Acquisition of property and equipment	(4)	(29)
Investment in unproved oil and gas properties	(393)	(612)
Net cash provided by (used in) investing activities	134	(1,276)

Cash flows from financing activities
Proceeds from sale of stock and exercise of options	1,659	1,918
Net cash provided by financing activities	1,659	1,918

Net decrease in cash and cash equivalents	(743)	(3,091)
Cash and cash equivalents – beginning of period	5,344	10,414
Cash and cash equivalents – end of period	4,601	7,323

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	7	2
Unpaid investments in oil & gas properties	47	13

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 15 years of oil and gas exploration in Israel. As of June 30, 2015, the Company had no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud by late 2015 or the first quarter of 2016.

Megiddo-Jezreel Petroleum License (“MJL”)

The Megiddo-Jezreel License was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

Under the terms of this license, the Company had until July 1, 2015 to identify and submit a drilling prospect. Our license terms also call for us to enter into a drilling contract by October 1, 2015 and begin drilling or “spud” a well by December 1, 2015.

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

On February 25, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Viking Services, BV (“Viking”), an international rig and oilfield services provider, to obtain the right to contract a land-based rig and certain oilfield services and crew with which to drill the Company’s next exploratory well. The MOU contemplates a two-year agreement to drill two wells with an option to drill a third well. Zion is currently engaged in drilling contract negotiations with Viking for use of a land-based oil and gas rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s license area.

On March 29, 2015, the Company received from the Energy Ministry final approval of its application to merge the southernmost portion of its Jordan Valley License into the MJL, which the Company had filed on April 10, 2014.

On March 22, 2015, the Company formally submitted its EIA document for our upcoming Megiddo-Jezreel #1 well to the Northern District Committee in Nazareth. On May 18, 2015, the Northern District Committee held a formal meeting and discussed, reviewed, and suggested modifications to the EIA document (see also Note 6).

On June 1, the Company submitted its MJL Seismic Interpretation Report as required by its license terms (see also Note 6).

Zion’s Former Asher-Menashe License and Former Joseph License

The Company has plugged all of its previously drilled exploratory wells but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.	Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

To date, the Company has not achieved a discovery of either oil or gas in commercial quantities. The Company incurs cash outflows from operations and at this time all exploration activities and overhead expenses are financed by way of equity issuance. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2015, the Company incurred a net loss of approximately $4.5 million and had an accumulated deficit of approximately $139.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through early November 2015, exclusive of proceeds received to date on the current Company’s rights offering (see also Note 6).

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

Basic and diluted net loss per share of common stock, par value $0.01 per share, is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 5,358,681 and 3,771,405 common stock equivalents in the six month period ended June 30, 2015 and 2014 respectively, would be anti-dilutive.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $4,207,000 and $3,891,000 as of June 30, 2015 and December 31, 2014, respectively.

D.	Recently Adopted Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2015 had a significant impact on our financial position, results of operations, or cash flow.

E.	Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity

A.	Authorized Common Shares

The Amended and Restated Certificate of Incorporation was amended effective June 11, 2015 with the Certificate of Amendment that was filed with the Secretary of State of the State of Delaware on such date. This amendment of the Certificate of Incorporation was duly adopted in accordance with Section 242 of the Delaware General Corporation Law. The Company’s common stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01 (“Common Stock”), that the Company is authorized to issue from 100 million to 200 million.

B.	2005 Stock Option Plan

During the six months ended June 30, 2015, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

i.

128,500 shares of common stock to senior officers, other staff members, and service providers at an exercise price of $1.38. The options vested upon grant and are exercisable through January 2, 2025. The fair value of the options at the date of grant amounted to approximately $106,000.

ii.	25,000 shares of common stock to a senior officer at an exercise price of $1.38. The options have a par value of $.01. The options shall vest in June 30, 2015 and are exercisable through January 1, 2025. The fair value of the options at the date of grant amounted to approximately $21,000 and,

iii.

123,500 shares of common stock to directors, senior officers, other staff members, and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through April 17, 2025. The fair value of the options at the date of grant amounted to $220,000.

C.	2011 Non-Employee Directors Stock Option Plan

In June 2015, the Company’s common stockholders approved an additional number of shares of Common Stock available under the 2011 Non-Employee Directors Stock Option Plan reserving for issuance thereunder an additional two million shares of Common Stock.

During the six months ended June 30, 2015, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.

108,000 shares of common stock to non-employee directors at an exercise price of $1.38. The options vested upon grant and are exercisable through January 2, 2021. The fair value of the options at the date of grant amounted to approximately $68,000; and

ii.	25,000 shares of common stock to a non-employee director at an exercise price of $2.03. The options have a par value of $.01. The options vested upon grant and are exercisable through May 1, 2021. The fair value of the options at the date of grant amounted to approximately $23,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D.	2011 Equity Incentive Stock Option Plan

In June 2015, the Company’s common stockholders approved an additional number of shares of Common Stock available under the 2011 Equity Incentive Plan for employees and consultants reserving for issuance thereunder an additional four million shares of Common Stock.

During the six months ended June 30, 2015, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.	10,000 shares of common stock to one senior officer at an exercise price of $0.01. The options vest in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended June 30, 2015 and are exercisable through April 2, 2025. The fair value of the options at the date of grant amounted to approximately $18,000.

E.	Stock Options

The stock option transactions since January 1, 2015 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$
Outstanding, December 31, 2014	3,089,693	1.99
Changes during 2015 to:
Granted to employees, officers, directors and others	420,000	0.98
Expired/Cancelled/Forfeited	(62,500)	2.39
Exercised	(178,000)	0.25
Outstanding, June 30, 2015	3,269,193	1.95
Exercisable, June 30, 2015	3,261,693	1.95

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2015:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.01	7,500	9.76	0.01	0.01	2,500	9.76	0.01
—	—	—	—	0.01	51,000	9.80	0.01
—	—	—	—	0.01	20,000	8.96	0.01
—	—	—	—	0.01	45,000	8.75	0.01
—	—	—	—	0.01	48,500	8.37	0.01
—	—	—	—	0.01	20,000	4.59	0.01
—	—	—	—	1.38	108,000	5.52	1.38
—	—	—	—	1.38	149,750	9.52	1.38
—	—	—	—	1.67	390,000	5.26	1.67
—	—	—	—	1.67	514,443	9.26	1.67
—	—	—	—	1.70	358,500	7.48	1.70
—	—	—	—	1.70	132,500	3.48	1.70
—	—	—	—	1.73	25,000	3.53	1.73
—	—	—	—	1.82	25,000	1.96	1.82
—	—	—	—	1.86	25,000	3.43	1.86
—	—	—	—	1.95	25,000	4.76	1.95
—	—	—	—	1.96	25,000	4.18	1.96
—	—	—	—	2.03	25,000	5.84	2.28
—	—	—	—	2.28	25,000	4.03	2.28
—	—	—	—	2.61	200,000	2.43	2.61
—	—	—	—	2.61	1,006,500	6.44	2.61
—	—	—	—	4.45	25,000	0.58	4.45
—	—	—	—	4.55	15,000	0.59	4.55
0.01	7,500		0.01	0.01--4.55	3,261,693		1.95

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2015 and 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month ended June 30,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.54	$1.96
Dividend yields	—	—
Expected volatility	68%-70%	77%-82%
Risk-free interest rates	0.97%-1.61%	1.70%-1.74%
Expected lives (in years)	3.00-5.50	5.00-5.50
Weighted-average grant date fair value	$1.06	$1.95

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the six months ended June 30, 2015 and 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six month ended June 30,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.63	$2.08
Dividend yields	—	—
Expected volatility	72%-74%	75%
Risk-free interest rates	1.87-2.12%	2.65%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.50	$2.07

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

F.	Compensation Cost for Option Issuances

The following table sets forth information about the compensation cost of all option issuances recognized for employees and directors:

For the six month ended June 30,
2015	2014
US$	US$
410,000	186,000

The following table sets forth information about the compensation cost of all option issuances recognized for non-employees:

For the six month ended June 30,
2015	2014
US$	US$
38,000	68,000

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

As of June 30, 2015, there was approximately $9,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining periods of 2015 and 2016.

G.	Prospectus Supplement for the Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSSP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 under the Company’s effective registration Statement on Form S-3 (the “Prospectus Supplement”). On January 13, 2015, the Company amended the Prospectus Supplement (“Amendment No. 3”) to provide for a new unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each Unit priced at $4.00. Each warrant affords the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have different expiration dates that have been extended. The Company’s new Unit Option Program began on February 2, 2015 and was scheduled to terminate May 4, 2015, but was extended for an additional 90-day period through August 3, 2015. The unit program was further extended through December 31, 2015. (See Note 6C).

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The Company and its transfer agent have collectively raised approximately $1,615,000 in the six months ended June 30, 2015. As a result, the Company issued approximately 664,000 shares of its common stock during the same period. Additionally, warrants for approximately 528,000 shares of common stock were issued during the six months ended June 30, 2015 (approximately 176,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP inception date to June 30, 2015 is approximately $7,482,000 (see also Note 6C).

H.	Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Markets but on February 11, 2015, NASDAQ halted trading on the ZNWAA warrants pending the Company’s response to NASDAQ's request for additional information. On April 9, 2015, NASDAQ resumed trading on Zion Oil & Gas, Inc.’s ZNWAA warrants.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2015	December 31, 2014
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	895	895
Capitalized salary costs	1,011	916
Legal costs, license fees and other preparation costs	2,301	2,080

	4,207	3,891

Note 5 - Commitments and Contingencies

A.	Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, the Company cannot predict with certainty the outcome or effect of any such litigation or investigatory matters or any other pending litigation or claims. There can be no assurance as to the ultimate outcome of any such lawsuits and investigations (see note 5C).

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

Due to the Petroleum Commissioner’s discretion in the matter, the Company has not provided bank guarantees based on the September 2014 guidelines as it has not had a request from the Commissioner. As of June 30, 2015, the Company has not received a specific request seeking payment and therefore, has not yet provided any of the additional bank guarantees called for in the new guidelines.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies (cont’d)

On January 11, 2015 the Energy Ministry issued revised guidelines (initially issued in February 2012) for onshore wellbore abandonment that are based on US regulations on well abandonment found in 43 CFR, Section 3162.3-4; applicable Texas Railroad Commission guidelines; and Well Abandonment and Inactive Well Practices for U.S. Exploration and Production Operations found in API Bulletin E3. This guideline is effective April 1, 2015.

On February 12, 2015, the Energy Ministry issued guidance for preparation and submission of the drilling program (first presented on April 29, 2014), describing types of and purposes of production tests depending on the stage of development of a reservoir. This guideline is effective April 1, 2015.

On April 27, 2015, the Energy Ministry issued guidelines for well testing, establishing procedures and minimum requirements for pressure testing, production flow testing, fluid analyses testing, etc.

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

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration in London filed by Guyney Yildizi Petrol UuretimSondajMut, ve Tie A.S. (“GYP”) over the $550,000 rig demobilization fee.

On May 1, 2014, prior to Zion’s answer date deadline, Zion filed an answer in which it denied GYP’s claim for payment of the demobilization fee, and in addition it asserted a Counterclaim against GYP.

In the preliminary procedural stage, Zion challenged GYP’s standing to assert its claim on the basis that there was no assignment of the Drilling Contract from Aladdin Middle East (“AME”) to GYP pursuant to the provisions of the Drilling Contract. GYP challenged Zion’s right to assert any issue not related to the demobilization fee, including Zion’s counterclaim. On December 19, 2014, the appointed arbitrator communicated to the ICA that she was denying each party’s preliminary challenges, and the arbitration would proceed on the basis of the primary claims and counterclaims raised by the parties.

On February 9, 2015, Zion and GYP each filed submissions on Stage 1 issues, to which rebuttals were due on March 5, 2015.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies (cont’d)

On April 29, 2015, the arbitrator issued her Partial Award ordering Zion to pay GYP the demobilization fee of $550,000 plus interest in the amount of approximately $237,000, which continues to accrue at the rate of $180.82 per day until paid. However, any Final Award sum is not determinable until the issuance of the Final Award after resolution of Stage 2 of Zion’s fraud and other tort counterclaims against GYP. The Company recorded a provision in the amount of $910,000 to cover the Company's potential liability.

On June 22 the arbitrator set an evidentiary hearing on the Stage 2 issues for the week of December 7, 2015 in London.

D.	Bank Guarantees

As of June 30, 2015, the Company provided bank guarantees to various governmental bodies (approximately $1,159,000) and others (approximately $68,000) in respect of its drilling operation in an aggregate amount of approximately $1,227,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

E.	Asset Retirement Obligations

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the Asher-Menashe and Joseph License areas to be approximately $500,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	For the six months ended June 30,
	2015	2014
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	163	483
Liabilities Settled	(16)	(191)
Revision of Estimate	353	—
Retirement Obligations, Ending Balance	500	292

Liabilities of approximately $16,000 were settled for the six months ended June 30, 2015; those liabilities were related to Joseph License areas.

Approximately $353,000 were accrued for the six months ended June 30, 2015, and were primarily due to changes in estimated costs for future Plug & Abandonment activities related to the Asher-Menashe and Joseph License areas.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 6 - Subsequent Events

A.	Rights Offering Prospectus Supplement

On July 6, 2015, the Company filed with the Securities and Exchange Commission (the “SEC”) the Prospectus Supplement dated as of July 6, 2015 and accompanying base prospectus (collectively, the “Prospectus”) relating to the Company’s rights offering of non-transferable subscription rights to the holders of the Company’s Common Stock as of record date of June 19, 2015, to purchase up to approximately 7,280,000 of Rights described below of the Company’s securities. The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014.

Under the rights offering, the Company is distributing, at no cost to stockholders, non-transferable subscription rights (each “Right” and collectively the “Rights”) to purchase its securities to persons who owned shares of its Common Stock on June 19, 2015 (the “record date”), with each Right consisting of four (4) share of Common Stock. Each shareholder will receive 0.20 of a subscription right for each share of Common Stock owned as of close of business on the record date (i.e., ONE subscription right for each FIVE shares). A total of 29,120,000 shares of Common Stock have been set aside by Zion Oil & Gas, Inc. for this Subscription Rights Offering.

Each whole subscription right represents the right to exercise one Right at a price of $7.00 for an average purchase price of $1.75 per share, and may be exercised at any time prior to 5:00 p.m. Eastern Standard time on September 30, 2015, the scheduled expiration of the offer; however, the Company may extend the offering period at its sole discretion.  The rights offering also includes an over-subscription privilege, that will entitle a stockholder who exercises all of their basic subscription privilege the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among stockholders exercising their over-subscription right. If the Company receives valid subscriptions for all of the Rights available under the rights offering, of which no assurance can be provided then the gross proceeds of the offering will be approximately $51 million, before offering related expenses which the Company estimates should not exceed $50,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 6 - Subsequent Events (cont’d)

B.	Regulatory and Governmental

On July 8, 2015, the Company submitted its Megiddo-Jezreel #1 Well Drilling Prospect Report in compliance with the terms of its license. Upon the Company’s request, the Energy Ministry had extended the due date from July 1 to July 9, 2015.

On July 8, 2015, the Company’s environmental impact assessment (EIA) reply documents addressing the issues the Northern District Committee raised during their meeting of May 18, 2015, were officially submitted. Once the committee reviews the information and approves, they will authorize a 60-day public comments period.

C.	Amendment No. 5 amends the Prospectus Supplement dated March 27, 2014

On July 29, 2015, Amendment No. 5 to the Prospectus Supplement was filed. This Amendment No. 5 amends the Prospectus Supplement dated March 27, 2014 (“Original Prospectus Supplement”) as supplemented on May 30, 2014 (“Amendment No. 1 to Prospectus Supplement”), as supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”), as supplemented on January 13, 2015 (“Amendment No. 3 to Prospectus Supplement”), and as supplemented on May 1, 2015 (“Amendment No. 4 to Prospectus Supplement”).

Under our DSPP, our Unit Program continues with an extended Unit Option period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply.  We are offering under our Unit Program that began on February 2, 2015 under Amendment No. 3 to the Prospectus an extension of the Unit Option that is being extended from the original termination date of May 4, 2015 to a termination date of December 31, 2015. The Unit Option to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one (1) share of Common Stock and three (3) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have different expiration dates that have been extended.

All of the warrants will first become exercisable and tradable on January 31, 2016, which is the 31st day following the new Unit Option Termination Date (i.e., on December 31, 2015) and continue to be exercisable through January 31, 2017 for ZNWAB (1 year), January 31, 2018 for ZNWAC (2 years) and January 31, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 and no change will be made to the warrant exercise price of $1.00 per share.

Accordingly, all references in the Original Prospectus Supplement and Amendment Nos. 1, 3 and 4, concerning the Unit Options were deleted and replaced with the extended Unit Option as described in Amendment No. 5, above. Except for the substitution of the extended Unit Option above, all other features, conditions and terms of the Plan remain unchanged.

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

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprised of approximately 99,000 acres. For a variety of reasons, including the results of recently acquired geologic and seismic data and the interpretation thereof, the Company is currently focusing its exploration strategy on the MJL as merged with the southern portion of the former Jordan Valley License area. We have selected the specific drill pad location from which to drill our next exploration well, which we hope to spud toward the end of 2015. Multiple wells could be drilled from this pad site as several subsurface geologic targets can be reached using directional well trajectories.

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

Under the terms of this License, the Company had until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well by December 1, 2015.

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

On February 25, 2015, the Company entered into a Memorandum of Understanding (“MOU”) with Viking Services, BV, an international rig and oilfield services provider, to obtain the right to contract a land-based rig and certain oilfield services and crew with which to drill our next well. The MOU contemplates a two-year agreement to drill two wells with an option to drill a third well. Zion is currently engaged in drilling contract negotiations with Viking for use of a land-based oil and gas rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s license area.

On March 22, 2015, the Company formally submitted its EIA document for our upcoming Megiddo-Jezreel #1 well to the Northern District Committee in Nazareth. On May 18, 2015, the Northern District Committee held a formal meeting and discussed, reviewed, and suggested modifications to the EIA document. On July 8, 2015, the Company’s EIA reply documents addressing the issues the Northern District Committee raised during their meeting of May 18, 2015, were officially submitted. Once the committee reviews the information and approves, they will authorize a 60-day public comments period. This step represents another significant milestone required by Israeli law and regulations as a prerequisite to obtaining final authorization to drill our future well(s).

On March 29, 2015, the Company received from the Energy Ministry final approval of our application to merge the southernmost portion of our Jordan Valley License into our MJL, which we had filed on April 10, 2014 (See Figure 1).

 Figure 1. Zion’s Megiddo-Jezreel License with Approved Annexation

(Shaded relief map of MJL area illustrating key physiographic features)

On June 1, 2015 the Company submitted its MJL Seismic Interpretation Report as required by its license terms. In July, the Company received correspondence from Dr. Michael Gardosh of the Energy Ministry informing that the company's June 1, 2015 MJL Seismic Interpretation Report needed additional clarification and revision and that such revisions were due by September 1, 2015.

In late June, the Company entered into drilling contract negotiations with Viking Services BV (“Viking”) and Viking’s Israeli subsidiary, for use of a land-based oil and gas rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s Megiddo-Jezreel License area in Israel. Subject to finalization and execution of definitive agreements, Viking would commit to use Rig I-35 to drill Zion’s Megiddo-Jezreel #1 well after full regulatory approval is granted by the State of Israel and regional and local governing bodies. Viking is a global service company engaged in oil and gas drilling and completion, well servicing, pressure pumping, wireline, geophysical, civil engineering and transportation services. Viking’s Rig I-35 is a 2006 Shanghai JC50-DB-2 drilling rig with a 1,500 HP engine and 700,000 pound hook load capacity. The rig (to be mobilized to Israel from its current location in Hungary) is capable of drilling to 5,000 meters (~16,400 feet).

On July 8, 2015, the Company submitted its Beit She’an Prospect Report for the Megiddo-Jezreel #1 Well in compliance with the terms of its license. Upon the Company’s request, the Energy Ministry had extended the due date from July 1 to July 9, 2015.

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

Zion’s Former Asher-Menashe License and Former Joseph License

The Joseph License expired on October 10, 2013, after our final extension. The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. The Company has plugged all of its exploratory wells but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials.

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

Due to the Petroleum Commissioner’s discretion in the matter, as of June 30, 2015, the Company has not provided bank guarantees based on the September 2014 guidelines, as it has not had a request for same from the Commissioner. As of June 30, 2015, the Company has not received a specific request seeking payment and therefore, has not provided any of the additional bank guarantees required by in the new guidelines.

As of June 30, 2015, the Company has not received a specific request seeking payment and therefore, has not provided any of the additional bank guarantees called for in the new guidelines. The Petroleum Commissioner has discretion to raise or lower those amounts or may also forfeit a Company’s existing guarantee and/or cancel a petroleum right under certain circumstances.

On January 11, 2015 the Energy Ministry issued revised guidelines (initially issued in February 2012) for onshore wellbore abandonment that are based on US regulations on well abandonment found in 43 CFR, Section 3162.3-4; applicable Texas Railroad Commission guidelines; and Well Abandonment and Inactive Well Practices for U.S. Exploration and Production Operations found in API Bulletin E3. This guideline is effective April 1, 2015.

On February 12, 2015, the Energy Ministry issued guidance for preparation and submission of the drilling program (first presented on April 29, 2014), describing types of and purposes of production tests depending on the stage of development of a reservoir. This guideline is effective April 1, 2015.

On April 27, 2015, the Energy Ministry issued guidelines for well testing, establishing procedures and minimum requirements for pressure testing, production flow testing, fluid analyses testing, etc.

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

Capital Resources Highlights

We need to raise significant funds in order to finance our next exploratory well and maintain orderly operations. We anticipate that we will need to raise these funds in 2015 and 2016. To date, we have funded our operations through the issuance of our securities. We will need to continue to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

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

On March 31, 2014, the Company filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “Prospectus”) relating to the Company’s Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the “Plan”). The Prospectus forms a part of the Company’s Registration Statement on Form S-3/A (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSSP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 under the Company’s effective registration Statement on Form S-3 (the “Prospectus Supplement”). On January 13, 2015, the Company amended the Prospectus Supplement (“Amendment No. 3”) to provide for a new unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each Unit priced at $4.00. Each warrant affords the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have different expiration dates that have been extended. The Company’s new Unit Option Program began on February 2, 2015 and was scheduled to terminate May 4, 2015, but was extended for an additional 90-day period through August 3, 2015. The unit program was further extended through December 31, 2015 (See Note 6C).

All of the warrants will first become exercisable and tradable on January 31, 2016, which is the 31st day following the new Unit Option Termination Date (i.e., on December 31, 2015) and continue to be exercisable through January 31, 2017 for ZNWAB (1 year), January 31, 2018 for ZNWAC (2 years) and January 31, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 and no change will be made to the warrant exercise price of $1.00 per share.

The Company and its transfer agent have collectively raised approximately $1,615,000 in the six months ended June 30, 2015. As a result, the Company issued approximately 664,000 shares of its common stock during the same period. Additionally, warrants for approximately 528,000 shares of common stock were issued during the six months ended June 30, 2015 (approximately 176,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP inception date to June 30, 2015 is approximately $7,482,000.

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

The total net book value of our unproved oil and gas properties under the full cost method is $4,207,000 at June 30, 2015.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,007	975	2,862	1,820
Other	1,077	671	1,608	2,083
Subtotal Operating costs and expenses	2,084	1,646	4,470	3,903

Other expense (income), net	(6)	(3)	17	4

Net loss	2,078	1,643	4,487	3,907

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2015 were $2,084,000 and $4,470,000 compared to $1,646,000 and $3,903,000 for the three and six months ended June 30, 2014. The increase in operating costs and expenses during the three months ended June 30, 2015 compared to 2014 is primarily attributable to increase in other expenses during the three months ended June 30, 2015, compared to the corresponding period in 2014. The increase in operating costs and expenses during the six months ended June 30, 2015 compared to 2014 is primarily attributable to increase in general and administrative expenses, partially offset by decrease in other expenses, during the six months ended June 30, 2015, compared to the corresponding period in 2014.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2015 were $1,007,000 and $2,862,000 compared to $975,000 and $1,820,000 for the three and six months ended June 30, 2014. The increase in general and administrative expenses during the three months ended June 30, 2015 compared to 2014 is relatively minimal. The increase in general and administrative expenses during the six months ended June 30, 2015 compared to 2014 is primarily attributable to an increase in legal and other professional fees during the six months ended June 30, 2015 compared to 2014 and is primarily attributable to the increased utilization of legal services in 2015 mainly by the GYP arbitration legal fees and the expenses per the partial award the Company recorded in relation to a provision in the amount of $910,000 to cover the company's liability, and a higher non-cash expenses recorded in connection with stock option grants.

Other expenses. Other expenses during the three and six months ended June 30, 2015 were $1,077,000 and $1,608,000 compared to $671,000 and $2,083,000 for the three and six months ended June 30, 2014. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the three months ended June 30, 2015 compared to the corresponding three month period in 2014 is primarily attributable to operational expenses the company recorded in relation to an increase in the provision in the amount of approximately $350,000 to cover the company's liability to complete the abandonment of well sites in the Company's former license areas. The decrease in other general and administrative expenses during the six months ended June 30, 2015 compared to the corresponding six month period in 2014 is primarily attributable to operational expenses incurred during the six months ended June 30, 2014 in regard to re-entry and testing of the Elijah #3 well.

Other (income) expense, net. Other (income) expense, net for the three and six months ended June 30, 2015 was ($6,000) and $17,000 compared to ($3,000) and $4,000 for the three and six months ended June 30, 2014.

Net Loss. Net loss for the three and six months ended June 30, 2015 was $2,078,000 and $4,487,000 compared to $1,643,000 and $3,907,000 for the three and six months ended June 30, 2014.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the six months ended June 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2015, we had approximately $4,601,000 in cash and cash equivalents compared to $5,344,000 at December 31, 2014.  Our working capital (current assets minus current liabilities) was $3,796,000 at June 30, 2015 and $6,469,000 at December 31, 2014.

As of June 30, 2015, the Company provided bank guarantees to various governmental bodies (approximately $1,159,000) and others (approximately $68,000) in respect of its drilling operation in the aggregate amount of approximately $1,227,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

During the six months ended June 30, 2015, cash used in operating activities totaled $2,536,000. Cash provided by financing activities during the six months ended June 30, 2015 was $1,659,000 and is attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”) which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash provided by investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $134,000 for the six months ended June 30, 2015.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $480,000 per month excluding exploratory and operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. In addition, the recordation of a provision in the amount of $910,000 in respect of the pending arbitration proceeding referred to in Note 5C of the financial statements further constrains our cash. Management believes that our existing cash balance will be sufficient to finance our plan of operations through early November 2015. However, there are factors that can adversely impact our ability to fund our operating needs through such date, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in existing license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities.

We are pursuing various alternatives with respect to raising additional capital. In February 2015 we launched a new unit program through the DSPP (see Amendment 5 below) and in July 2015 we launched a new Rights Offering (see Prospectus Supplement dated as of July 6, 2015 and accompanying base prospectus collectively, the “Prospectus” below). We expect that when we seek to raise additional capital it will be through the sale of equity securities, debt, convertible debt, or other financing arrangements. Due in part to our lack of any oil and natural gas reserves, there can be no assurance this capital will be available and if it is not, we may be forced to substantially curtail or cease exploration and development expenditures.

Replacement Registration Statement S-3/A, the Prospectus Supplement for the Dividend Reinvestment and Stock Purchase Plan, and the Company’s rights offering of non-transferable subscription rights to the holders of the Company’s common stock

On March 13, 2014  the Company filed  an S-3/A Form that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. From time to time, the Company may offer up to $119,850,000 of any combination of the securities described in this prospectus, in the form of common stock, debt securities, warrants, and/or units.

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

An Amendment No. 3 to the Prospectus Supplement was filed on January 13, 2015, which provided for a new Unit Option. This Amendment No. 3 to Prospectus Supplement amended the Prospectus Supplement as previously supplemented on May 30, 2014 (“Amendment No. 1 to Prospectus Supplement”) and as supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”).

On July 29, 2015, Amendment No. 5 to the Prospectus Supplement was filed. This Amendment No. 5 amends the Prospectus Supplement dated March 27, 2014 (“Original Prospectus Supplement”) as supplemented on May 30, 2014 (“Amendment No. 1 to Prospectus Supplement”), as supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”), as supplemented on January 13, 2015 (“Amendment No. 3 to Prospectus Supplement”), and as supplemented on May 1, 2015 (“Amendment No. 4 to Prospectus Supplement”).

Under the Plan, the Company is providing a new Unit Option under our DSPP. The prior Unit Option ended on December 31, 2014. The Unit Program continues with a different Unit Option of a combination of common stock, warrants, time periods and unit price, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply. The Company’s new Unit Option Program began on February 2, 2015, under Amendment No. 3 to the Prospectus and was scheduled to terminate May 4, 2015, but has been extended for an additional period through December 31, 2015. This extended Unit Option enables participants to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one share of Common Stock and three Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants per Unit will have a different expiration date.

The Company has filed an application with NASDAQ to list the three warrants on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

All of the warrants will first become exercisable and tradable on January 31, 2016, which is the 31st day following the new Unit Option Termination Date (i.e., on December 31, 2015) and continue to be exercisable through January 31, 2017 for ZNWAB (1 year), January 31, 2018 for ZNWAC (2 years) and January 31, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 and no change will be made to the warrant exercise price of $1.00 per share.

Accordingly, all references in the Original Prospectus Supplement and Amendment Nos. 1, 3 and 4, concerning the Unit Options were deleted and replaced with the extended Unit Option as described in Amendment No. 5, above. Except for the substitution of the extended Unit Option above, all other features, conditions and terms of the Plan remain unchanged.

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Markets. On February 11, 2015, NASDAQ halted trading on the ZNWAA warrants until the company satisfied NASDAQ’s request for additional information. On April 9, 2015, NASDAQ resumed trading on the ZNWAA warrants.

On July 6, 2015, the Company filed with the Securities and Exchange Commission (the “SEC”) the Prospectus Supplement dated as of July 6, 2015 and accompanying base prospectus (collectively, the “Prospectus”) relating to the Company’s rights offering of non-transferable subscription rights to the holders of the Company’s Common Stock as of record date June 19, 2015, to purchase up to approximately 7,280,000 of Rights (as defined below) of the Company’s securities. The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-193336), as amended, which was declared effective by the SEC on March 27, 2014 (the “Registration Statement”).

Under the rights offering, the Company is distributing, at no cost to stockholders, non-transferable subscription rights (each “Right” and collectively the “Rights”) to purchase its Common Stock to persons who owned shares of its Common Stock on June 19, 2015 (the “record date”), with each Right consisting of four (4) shares of Common Stock. Each shareholder will receive 0.20 of a subscription right for each share of Common Stock owned as of close of business on June 19, 2015 (i.e., ONE Right for each FIVE shares). A total of 29,120,000 shares of Common Stock have been set aside by Zion Oil & Gas, Inc. for this Subscription Rights Offering.

Each whole Right represents the right to exercise one Right to purchase four (4) shares for a price of $7.00, which is an average purchase price of $1.75 per share, and may be exercised at any time prior to 5:00 p.m. Eastern Standard time on September 30, 2015, the scheduled expiration of the offer; however, the Company may extend the offering period at its sole discretion.  The rights offering also includes an over-subscription privilege, that will entitle a stockholder who exercises all of their basic subscription privilege the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among stockholders exercising their over-subscription right.

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

Since December 2012, the NIS has experienced a revaluation of approximately (1.0%) against the USD. Continued revaluation of the NIS (against the USD) should result in lower operating costs for us from NIS denominated expenses. Since December 31, 2014 and 2013 to June 30, 2015, the USD has fluctuated by approximately (3.1%) and 8.6% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2015, we had cash, cash equivalents and short-term bank deposits, restricted inclusive of approximately $5,897,000.  The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2015, was approximately 0.15%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2015, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dispute with AME/GYP

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration in London filed by Guyney Yildizi Petrol UuretimSondajMut, ve Tie A.S. (“GYP”) over the $550,000 rig demobilization fee.

On May 1, 2014, prior to Zion’s answer date deadline, Zion filed an answer in which it denied GYP’s claim for payment of the demobilization fee, and in addition it asserted a Counterclaim against GYP.

In the preliminary procedural stage, Zion challenged GYP’s standing to assert its claim on the basis that there was no assignment of the Drilling Contract from Aladdin Middle East (“AME”) to GYP pursuant to the provisions of the Drilling Contract. GYP challenged Zion’s right to assert any issue not related to the demobilization fee, including Zion’s counterclaim. On December 19, 2014, the appointed arbitrator communicated to the ICA that she was denying each party’s preliminary challenges, and the arbitration would proceed on the basis of the primary claims and counterclaims raised by the parties.

On February 9, 2015, Zion and GYP each filed submissions on Stage 1 issues, to which rebuttals were due on March 5, 2015.

On April 29, 2015, the arbitrator issued her Partial Award ordering Zion to pay GYP the demobilization fee of $550,000 plus interest in the amount of approximately $237,000, which continues to accrue at the rate of $180.82 per day until paid. However, any Final Award sum is not determinable until the issuance of the Final Award after resolution of Stage 2 of Zion’s fraud and other tort counterclaims against GYP. The Company recorded a provision in the amount of $910,000 to cover the Company's potential liability.

On June 22 the arbitrator set an evidentiary hearing on the Stage 2 issues for the week of December 7, 2015 in London.

ITEM 1A.	RISK FACTORS

During the quarter ended June 30, 2015, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Certificate of Amendment to the Articles of Incorporation; Amendment to the Bylaws

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc.

On June 11, 2015, the Board of Directors approved the filing of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc., following the vote of the shareholders. The Amended and Restated Certificate of Incorporation was amended effective June 11, 2015 with the Certificate of Amendment that was filed with the Secretary of State of the State of Delaware on June 11, 2015 [attached as Exhibit 3(i).1]. This amendment of the Certificate of Incorporation was duly adopted in accordance with Section 242 of the Delaware General Corporation Law. The Company’s common stockholders approved to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01 (“Common Stock”), that the Company is authorized to issue from 100 million to 200 million. The Certificate of Amendment changed the first paragraph of Paragraph FOURTH of the Amended and Restated Certificate of Incorporation to read in its entirety as follows:

“The total number of shares of common stock which the Corporation is authorized to issue is 200,000,000 shares of common stock with a par value of $0.01 per share.”

Amendment to the Bylaws

On June 11, 2015, the Board of Directors approved the following amendments to the Amended and Restated Bylaws of Zion Oil & Gas, Inc. Under Section 9 of Article IX of the Bylaws, the Board may upon the affirmative vote of at least two-thirds of the directors amend the Bylaws.  The amendments were approved unanimously by the Board on June 11, 2015. The effective date of the amendments to the Amended and Restated Bylaws of Zion Oil & Gas, Inc., is June 11, 2015 and the amended Bylaws are provided under Exhibit 3(ii).1.

Under Section 12, Article II, and under Section 3, Article III, a threshold of (i) 20 percent or more of the outstanding shares and (ii) held continuously for at least one year for stockholders was added to bring stockholder proposals to a meeting of stockholders and to bring a nomination for election to the Board of Directors. Under Section 12, Article II, and under Section 3, Article III, failure to file Schedule 13D pursuant to Section 12 of the Exchange Act in a timely manner would bar such proposals and nominations.

Under regular corporate governance practices, the Board approved Section 14, Article IX, to provide that the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer, employee, or agent of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the certificate of incorporation or the bylaws of the Corporation, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

On June 10, 2015 the Company’s common stockholders approved an additional number of shares of Common Stock available under the 2011 Equity Incentive Plan for employees and consultants reserving for issuance thereunder an additional four million shares of Common Stock and an additional number of shares of Common Stock available under the 2011 Non-Employee Directors Stock Option Plan reserving for issuance thereunder an additional two million shares of Common Stock.

Appointment of new CEO and President/Chief Operating Officer.

On June 11, 2015, during a Zion Oil & Gas, Inc. (“Zion” or the “Company”) Board of Directors meeting following the Company’s annual shareholder meeting, the Board of Directors appointed Victor G. Carrillo as the Company’s Chief Executive Officer (“CEO”), to be effective on June 15, 2015. Mr. Carrillo succeeds Mr. John Brown, the Company’s Founder, who will continue to serve as Executive Chairman of Zion’s Board of Directors and will continue to advise the CEO and be involved in key company initiatives and the overall corporate mission.

The Board of Directors also appointed Glen Perry as the Company’s President and Chief Operating Officer, on June 15, 2015.

By-Laws Amendment and Appointment to Newly Created Directorship

The Company By-Laws provided under section 2 of Article III for a maximum of eleven (11) directors. Under Section V (4) of the Nominating and Corporate Governance Committee charter, the Nominating and Corporate Governance Committee may make recommendations on Board structure and the Committee recommended unanimously on April 11, 2015 to increase the authorized number of directors to thirteen (13), since the Committee believes that the Board should be in a position to review desirable candidates as operations progress. Mr. Dustin L. Guinn’s recommendation by the Nominating Committee for Board nomination was submitted under section 13 of Article III of the By-Laws for a proposed newly created directorship resulting from an increase in the authorized number of directors from 11 to 13.

Under Section 9 of Article IX of the By-Laws, the Board may upon the affirmative vote of at least two-thirds of the directors amend the By-Laws. The increase of the directorship was approved unanimously by the Board on April 17, 2015 along with unanimous approval of Mr. Guinn as a director for the newly created directorship. The effective date of the amendment to the Amended and Restated Bylaws of Zion Oil & Gas, Inc. is April 20, 2015 and the amended By-Laws are provided under Exhibit 3.1.

Mr. Guinn was appointed as an independent director as defined by NASDAQ Rule 5605(a)(2), effective May 1, 2015. Mr. Guinn was not appointed to any Board committee, but is actively involved in all Board matters and especially in the Technical Advisory Group. The Board believes that the level of experience with respect to operational oversight, strategic planning and many aspects of oil and gas exploration and production that he brings to Zion’s Board is compelling and significant.  He brings to Zion his expertise in well drilling techniques and completions, hydrocarbon production, and oil field services management.

Dustin Guinn serves as Chief Executive Officer of Viking Services, B.V. (“Viking Services”), in which he has acted in this capacity since June of 2011. Viking Services (http://www.vikingservices.com) is a global service company engaged in oil and gas drilling and completion, well servicing, pressure pumping, wireline, geophysical, civil engineering and transportation. Mr. Guinn’s primary responsibilities include operational and strategic management focusing on the growth, deployment and profitability of assets (drilling rigs and associated equipment) in Turkey, Israel, Northern Iraq, Hungary, Albania, Oman, Romania and other strategic countries within the Middle East, North Africa, as well as Central and Eastern Europe. Mr. Guinn has extensive experience in transactional mergers and acquisitions involving both entity and asset purchases as well as the integration of those acquisitions and has been intimately involved in the growth of Viking, in terms of financial, operational, structural, and reporting and management growth since its inception in 2008.

Prior to assuming the responsibilities of CEO in 2011, Mr. Guinn served as President of Viking International and Viking Geophysical, in which he leveraged his financial background and experience to focus on the continued development of operational efficiencies, reporting implementation, profitable asset deployment and accountability focusing on return-on-investment metrics. Mr. Guinn was integral in the procurement and negotiation of many of Viking’s key long-term, ongoing service contracts and Master Service Agreements. Mr. Guinn has also served in a number of capacities within Viking such as CFO, Treasury Manager, and Financial Analyst. Mr. Guinn graduated, with honors, from New Mexico State University with a Bachelor of Business Administration degree in Finance, and he earned a Master’s Degree in Business Administration from West Texas A&M.

There are no arrangements or understandings between Mr. Guinn and any other person pursuant to which he was elected to the Board. For his services on the Board, Mr. Guinn will be compensated as a non-employee director. Mr. Guinn will be a Class II director up for reelection at the 2016 annual stockholders meeting.

There is a relationship between Mr. Guinn of Viking Services, B.V. and the Company that requires disclosure under Item 404(a) of Regulation S-K of the Securities Exchange Act of 1934, as amended, and such relationship was disclosed previously under Form 8-K, filed February 25, 2015. On February 25, 2015, the Company executed a Memorandum of Understanding with the Dutch company, Viking Services, B.V. to contract for a land-based oil and gas rig with deep drilling capacity and certain other oilfield services and crew for the exploration activities within Zion’s Megiddo-Jezreel License area in Israel. Under the scope of work, Viking Services or a subsidiary thereof would provide their Rig 35, or a rig of similar capabilities with at least a 1,500 HP engine and the capability of drilling to a depth of 15,000 feet. The agreement would be for a two year term to drill two wells with an option to drill a third well. The parties anticipate a spud date for the first well (Megiddo-Jezreel #1) in the second half of 2015, subject to Zion securing full regulatory approval from the State of Israel and regional and local governing bodies.

ITEM 6.	EXHIBITS

Exhibit Index:

3(i).1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc., as of June 11, 2015 (incorporated by reference to the Current report on Form 8-K filed on June 11, 2015).

3(ii).1	Amended and Restated Bylaws of Zion Oil & Gas, Inc. as of June 11, 2015 (incorporated by reference to the Current report on Form 8-K filed on June 11, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 o4f the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor Carrillo	By:	/s/ Ilan Sheena
	Victor Carrillo		Ilan Sheena
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	August 3, 2015	Date:	August 3, 2015

