Form 10-Q
period 2015-09-30
ZION OIL & GAS INC
filed 2015-11-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2015; or

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

As of October 22, 2015, Zion Oil & Gas, Inc. had outstanding 38,014,949 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	September 30 2015	December 31 2014
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,214	5,344
Fixed short term bank deposits - restricted	1,299	1,298
Fixed short term time deposits	—	531
Prepaid expenses and other	165	280
Other receivables	398	181
Total current assets	6,076	7,634

Unproved oil and gas properties, full cost method	4,460	3,891

Property and equipment at cost
Net of accumulated depreciation of $458 and $412	147	186

Other assets
Assets held for severance benefits	201	169

Total assets	10,884	11,880

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	123	132
Asset retirement obligation	445	163
Accrued liabilities	1,765	870
Total current liabilities	2,333	1,165

Provision for severance pay	231	195

Total liabilities	2,564	1,360

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 and 100,000,000 shares at September 30, 2015 and December 31, 2014 respectively: Issued and outstanding: 37,760,706 and 35,755,304 shares at September 30, 2015 and December 31, 2014 respectively	378	358
Additional paid-in capital	149,228	144,958
Accumulated deficit	(141,286)	(134,796)
Total stockholders’ equity	8,320	10,520

Total liabilities and stockholders’ equity	10,884	11,880

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the nine months
	ended September 30		ended September 30
	2015	2014	2015	2014
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	1,579	770	4,441	2,590
Other	405	430	2,013	2,513
Loss from operations	(1,984)	(1,200)	(6,454)	(5,103)

Other income (expense), net
Foreign exchange gain	(14)	(48)	(11)	(46)
Financial expenses, net	(5)	(2)	(25)	(8)

Loss before income taxes	(2,003)	(1,250)	(6,490)	(5,157)
Income taxes	—	—	—	—

Net loss	(2,003)	(1,250)	(6,490)	(5,157)

Net loss per share of common stock – basic and diluted (in US$)	(0.05)	(0.04)	(0.18)	(0.15)

Weighted-average shares outstanding – basic and diluted (in thousands)	37,441	35,226	36,764	34,829

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2014	35,755	358	144,958	(134,796)	10,520
Funds received from sale of DSPP units and shares, net	1,516	15	3,002	—	3,017
Funds received from option exercises	490	5	42	—	47
Value of options granted to employees, directors and others	—	—	1,226	—	1,226
Net loss	—	—	—	(6,490)	(6,490)
Balances as of September 30, 2015	37,761	378	149,228	(141,286)	8,320

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the nine months ended September 30
	2015	2014
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,490)	(5,157)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	46	64
Share-based compensation	1,132	275
Interest on short term bank deposits	13	14
Change in assets and liabilities, net:
Prepaid expenses and other	115	138
Other receivables	(217)	(97)
Severance pay, net	4	(5)
Accounts payable	22	13
Accrued liabilities	961	(3)
Asset retirement obligation	282	(204)
Net cash used in operating activities	(4,132)	(4,962)

Cash flows from investing activities
Investment in short term bank deposits	517	(150)
Acquisition of property and equipment	(7)	(29)
Investment in unproved oil and gas properties	(572)	(1,323)
Net cash used in investing activities	(62)	(1,502)

Cash flows from financing activities
Proceeds from sale of stock and exercise of options, net	3,064	2,476
Net cash provided by financing activities	3,064	2,476

Net decrease in cash and cash equivalents	(1,130)	(3,988)
Cash and cash equivalents – beginning of period	5,344	10,414
Cash and cash equivalents – end of period	4,214	6,426

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	94	3
Unpaid investments in oil & gas properties	34	45

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 15 years of oil and gas exploration in Israel. As of September 30, 2015, the Company had no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud within the first quarter of 2016. The spudding and drilling of this well to the desired depth is subject to the Company raising sufficient funds from the current rights offering scheduled to terminate on January 15, 2016.

Depending on the results of the planned exploratory well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets can be reached using directional well trajectories.

Megiddo-Jezreel Petroleum License (“MJL”)

The Megiddo-Jezreel License (“MJL”) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

Under the terms of this license, the Company had until July 1, 2015 to identify and submit a drilling prospect. The license terms also called for it to enter into a drilling contract by October 1, 2015 and begin drilling or “spud” a well by December 1, 2015. The Company applied for an extension/revision of the current MJL terms on September 3, 2015 (see below).

On March 29, 2015, the Company received from the Energy Ministry final approval of its application to merge the southernmost portion of its former Jordan Valley License into the MJL, which the Company had filed on April 10, 2014.

In late June 2015, the Company entered into drilling contract negotiations with Viking Services, BV (“Viking”), and Viking’s Israeli subsidiary, for use of a land-based oil and gas rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s MJL area in Israel. Subject to finalization and execution of definitive agreements, Viking would commit to use Rig I-35 to drill Zion’s Megiddo-Jezreel #1 well after full regulatory approval is granted by the State of Israel and regional and local governing bodies.

However, given the current depressed petroleum exploration business conditions worldwide, the Company is considering alternatives to using Viking’s drilling rig, including exploring options of using the rig and services of an Israeli company in an attempt to minimize overall drilling costs and time associated with importing an appropriate rig into Israel.

On September 3, 2015, the Company submitted its Application for Extension of Drilling Date (Megiddo-Jezreel License No. 401). Based on regulatory and other delays that preclude Zion from spudding the well by December 1, 2015, Zion sought an extension of Special Conditions No. 14, 15, and 16 as shown below. The application was approved (see Note 6).

No.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
14	Sign contract with drilling contractor, and provide commissioner with contractor agreement	1 December 2015
15	Submit detailed engineering plan for performing the drilling	1 December 2015
16	Spud a well within the license area	1 March 2016

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Zion’s Former Asher-Menashe License and Former Joseph License

The Company has plugged all of its previously drilled exploratory wells but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

B.	Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

To date, the Company has not achieved a discovery of either oil or gas in commercial quantities. The Company incurs cash outflows from operations and all exploration activities and overhead expenses to date have been financed by way of equity financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2015, the Company incurred a net loss of approximately $6.5 million and had an accumulated deficit of approximately $141.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through January 2016.

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances. There can be no assurance that this capital will be available through the current rights offering or otherwise and if it is not, the Company may be forced to curtail or cease exploration and development activities, including the drilling of the planned MJL exploratory well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (the “Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 5,617,811 and 3,812,778 Common Stock equivalents in the nine month period ended September 30, 2015 and 2014 respectively, would be anti-dilutive.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $4,460,000 and $3,891,000 as of September 30, 2015 and December 31, 2014, respectively.

D.	Recently Adopted Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2015 had a significant impact on our financial position, results of operations, or cash flow.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity

A.	Authorized Common Shares

The Company’s Amended and Restated Certificate of Incorporation was amended effective June 11, 2015 to increase the number of shares of Common Stock that the Company is authorized to issue from 100 million to 200 million shares.

B.	2005 Stock Option Plan

During the nine months ended September 30, 2015, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

i.	128,500 shares of Common Stock to senior officers, other staff members, and service providers at an exercise price of $1.38. The options vested upon grant and are exercisable through January 2, 2025. The fair value of the options at the date of grant amounted to approximately $106,000.

ii.

25,000 shares of Common Stock to a senior officer at an exercise price of $1.38. The options have a par value of $.01. The options vested as scheduled on June 30, 2015 and are exercisable through January 1, 2025. The fair value of the options at the date of grant amounted to approximately $21,000 and,

iii.	123,500 shares of Common Stock to directors, senior officers, other staff members, and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through April 17, 2025. The fair value of the options at the date of grant amounted to $220,000.

C.	2011 Non-Employee Directors Stock Option Plan

In June 2015, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Non-Employee Directors Stock Option Plan, reserving for issuance thereunder an additional two million shares of Common Stock for a total of three million shares of Common Stock available thereunder.

During the nine months ended September 30, 2015, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

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

In June 2015, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Equity Incentive Plan for employees and consultants reserving for issuance thereunder an additional four million shares of Common Stock for a total of six million shares of Common Stock available thereunder.

During the nine months ended September 30, 2015, the Company granted the following options from the 2011 Equity Incentive Plan for employees and consultants, to purchase:

i.	10,000 shares of Common Stock to one senior officer at an exercise price of $0.01. The options vest in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended June 30, 2015 and are exercisable through April 2, 2025. The fair value of the options at the date of grant amounted to approximately $18,000.

ii.	360,000 shares of Common Stock to staff members and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through August 3, 2025. The fair value of the options at the date of grant amounted to approximately $630,000.

iii.	100,000 shares of Common Stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $143,000.

E.	Stock Options

The stock option transactions since January 1, 2015 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$
Outstanding, December 31, 2014	3,089,693	1.99
Changes during 2015 to:
Granted to employees, officers, directors and others	880,000	0.47
Expired/Cancelled/Forfeited	(62,500)	2.39
Exercised	(490,000)	0.10
Outstanding, September 30, 2015	3,417,193	1.87
Exercisable, September 30, 2015	3,412,193	1.87

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2015:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.01	5,000	9.51	0.01	0.01	2,500	9.51	0.01
—	—	—	—	0.01	42,000	9.55	0.01
—	—	—	—	0.01	20,000	8.70	0.01
—	—	—	—	0.01	45,000	8.50	0.01
—	—	—	—	0.01	43,500	8.12	0.01
—	—	—	—	0.01	20,000	4.34	0.01
—	—	—	—	0.01	164,500	9.85	0.01
—	—	—	—	1.38	108,000	5.26	1.38
—	—	—	—	1.38	149,750	9.27	1.38
—	—	—	—	1.67	390,000	5.01	1.67
—	—	—	—	1.67	514,443	9.01	1.67
—	—	—	—	1.70	358,500	7.23	1.70
—	—	—	—	1.70	132,500	3.23	1.70
—	—	—	—	1.73	25,000	3.28	1.73
—	—	—	—	1.82	25,000	1.70	1.82
—	—	—	—	1.86	25,000	3.18	1.86
—	—	—	—	1.95	25,000	4.51	1.95
—	—	—	—	1.96	25,000	3.93	1.96
—	—	—	—	2.03	25,000	5.59	2.03
—	—	—	—	2.28	25,000	3.78	2.28
—	—	—	—	2.61	200,000	2.18	2.61
—	—	—	—	2.61	1,006,500	6.18	2.61
—	—	—	—	4.45	25,000	0.32	4.45
—	—	—	—	4.55	15,000	0.34	4.55
0.01	5,000		0.01	0.01-4.55	3,412,193		1.87

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2015 and 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

	For the nine month ended September 30,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.62	$1.96
Dividend yields	—	—
Expected volatility	68%-70%	77%-82%
Risk-free interest rates	0.97%-1.60%	1.70%-1.74%
Expected lives (in years)	3.00-5.50	5.00-5.50
Weighted-average grant date fair value	$1.31	$1.95

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the nine months ended September 30, 2015 and 2014, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine month ended September 30,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.74	$2.08
Dividend yields	—	—
Expected volatility	72%-74%	75%
Risk-free interest rates	1.87-2.23%	2.65%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.71	$2.07

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F.	Compensation Cost for Option Issuances

The following table sets forth information about the compensation cost of all option issuances recognized for employees and directors:

For the nine month ended September 30,
2015	2014
US$	US$
961,000	209,000

The following table sets forth information about the compensation cost of all option issuances recognized for non-employees:

For the nine month ended September 30,
2015	2014
US$	US$
265,000	69,000

As of September 30, 2015, there was approximately $4,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining periods of 2015 and 2016.

G.	Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSSP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended (the “Original Prospectus Supplement”). On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a new unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three (3) Common Stock purchase warrants with each unit priced at $4.00. Each warrant affords the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrant series have different expiration dates that have been extended.

On July 29, 2015, Amendment No. 5 to the Original Prospectus Supplement was filed extending the Unit Option through December 31, 2015 with the same terms and conditions in place.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

All of the warrant series will first become exercisable and tradable on January 31, 2016, which is the 31st day following the new Unit Option’s scheduled termination date of December 31, 2015, and continue to be exercisable through January 31, 2017 for ZNWAB (1 year), January 31, 2018 for ZNWAC (2 years) and January 31, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

The Company filed an application with NASDAQ to list the three warrant series on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

Through the nine months ended September 30, 2015, approximately $2,164,000 has been raised under the DSPP program. As a result, the Company issued approximately 964,000 shares of its Common Stock during the same period. Additionally, warrants for approximately 639,000 shares of Common Stock were issued during the nine months ended September 30, 2015 (approximately 213,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP inception date to September 30, 2015 is approximately $8,028,000.

H.	Rights Offering (July-September 2015)

On July 6, 2015, the Company filed with the SEC the Prospectus Supplement dated as of July 6, 2015 relating to the Company’s rights offering of non-transferable subscription rights to the holders of the Company’s Common Stock as of record date of June 19, 2015 to purchase up to approximately 7,280,000 of subscription rights described below of the Company’s securities.

Under the rights offering, the Company distributed, at no cost to stockholders, non-transferable subscription rights (each “Right” and collectively the “Rights”) to purchase its Common Stock to persons who owned shares of its Common Stock on June 19, 2015 (the “record date”), with each Right consisting of four (4) shares of Common Stock. Each shareholder that participated received 0.20 of a subscription right for each share of Common Stock owned as of close of business on the record date (i.e., ONE subscription right for each FIVE shares).

Each whole subscription right represented the right to purchase four (4) shares of the Company’s Common Stock at a per Right price of $7.00, or an average purchase price of $1.75 per share. The rights offering also included an over-subscription privilege.

On September 30, 2015, the rights offering terminated as scheduled. The gross proceeds from the rights offering of approximately $966,000, less fees and expenses incurred in connection with the rights offering, will be used by the Company to further its drilling efforts and as otherwise provided in the prospectus. As a result of the rights offering, the Company issued approximately 551,000 shares of Common Stock. Following the issuance of the shares subscribed in the rights offering, the Company had outstanding approximately 37,761,000 shares of its Common Stock as of September 30, 2015. The company had an accounts receivable of approximately $314,000 at September 30, 2015, and this balance was collected in full during the period October 1-5, 2015.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

I.	Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Market but on February 11, 2015, NASDAQ halted trading on the ZNWAA warrants pending the Company’s response to NASDAQ's request for additional information. On April 9, 2015, NASDAQ resumed trading on Zion’s ZNWAA warrants.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2015	December 31, 2014
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	895	895
Capitalized salary costs	1,135	916
Legal costs, license fees and other preparation costs	2,430	2,080

	4,460	3,891

Note 5 - Commitments and Contingencies

A.	Litigation

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

Due to the Petroleum Commissioner’s discretion in the matter, the Company has not provided bank guarantees based on the September 2014 guidelines as it has not had a request from the Commissioner. As of September 30, 2015, the Company has not received a specific request seeking payment and therefore, has not yet provided any of the additional bank guarantees called for in the new guidelines.

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

On August 13, 2015, the Energy Ministry issued a new guideline for hydraulic fracturing design and operations that are based on Canadian regulations per Directive 083. This guideline is effective November 21, 2015. The procedures seek to prevent impacts on water wells, non-saline aquifers and prevent surface impacts.

On September 9, 2015, the Energy Ministry issued information relating to application forms for exploration drilling, detailing certain operator requirements prior to drilling, including required submission of an Application for Permit to Drill (APD) and Supplemental APD Information Sheet - Casing Design, both due 30 days prior to commencement of work. In addition, an Application for Permit to Modify (APM) form is provided relating to changes to and modifications of already-approved drilling programs and other actions that were omitted from the original application such as production testing, abandonment, etc. Also, an End of Operation Report (EOR) form is provided to report the end of drilling or a temporary or a final end of operations.

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

On June 22, 2015, the arbitrator set an evidentiary hearing on the Stage 2 issues for the week of December 7, 2015 in London.

Beginning in August 2015, Zion and GYP have been negotiating the resolution of the arbitration and disputes presented therein in a mutually beneficial way. The parties are currently examining the potential tax issues raised by any such possible resolution. No assurance can however be provided that the parties will in fact successfully conclude any resolution.

In light of the ongoing negotiations, the evidentiary hearing set for December 7, 2015, has been removed from the docket and will be re-set, if necessary, as the parties may agree.

D.	Bank Guarantees

As of September 30, 2015, the Company provided bank guarantees to various governmental bodies (approximately $1,164,000) and others (approximately $66,000) in respect of its drilling operation in an aggregate amount of approximately $1,230,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies (cont’d)

E.	Asset Retirement Obligations

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the its former Asher-Menashe and Joseph License areas to be approximately $500,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	September 30,	December 31,
	2015	2014
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	163	483
Liabilities Settled	(71)	(320)
Revision of Estimate	353	—
Retirement Obligations, Ending Balance	445	163

Liabilities of approximately $71,000 were settled for the nine months ended September 30, 2015; those liabilities were related to Joseph License areas.

Approximately $353,000 were accrued for the nine months ended September 30, 2015, and were primarily due to changes in estimated costs for future Plug & Abandonment activities related to the Asher-Menashe and Joseph License areas.

Note 6 - Subsequent Events

(i) On October 1, 2015, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 225,000 shares of common stock to senior officers, and other staff members at an exercise price of $0.01. The options vested upon grant and are exercisable through September 30, 2025. The fair value of the options at the date of grant amounted to approximately $311,000.

(ii) On October 1, 2015, the Company granted options from the 2011 Non-Employee Directors Stock Option Plan, to purchase 150,000 shares of common stock to non-employee directors at an exercise price of $0.01. The options vested upon grant and are exercisable through September 30, 2025. The fair value of the options at the date of grant amounted to approximately $207,000.

(iii) On October 13, 2015, the Company received a formal letter from Israel’s Petroleum Commissioner granting the drilling date extension request as well other work plan terms as follows:

No.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Sign contract with drilling contractor, and provide commissioner with contractor agreement	1 December 2015
2	Submit detailed engineering plan for performing the drilling	1 December 2015
3	Spud a well within the license area	1 March 2016
4	Submit final report on drilling results	15 October 2016
5	Submit plan for continued work in license area	15 November 2016

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to explore for and develop natural gas and oil resources successfully and economically;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

●	the likelihood of being granted new or revised petroleum exploration rights by Israeli authorities;

●	the availability of equipment, such as drilling rigs, oil transport trucks, and transportation pipelines;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling and production;

●	our estimates of the timing and number of exploratory wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	demand for oil and natural gas, both locally in Israel, regionally, and globally.

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of over 15 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the NASDAQ Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprised of approximately 99,000 acres. The Company is currently focusing its exploration strategy on the MJL as merged with the southern portion of the former Jordan Valley License area. We have selected the specific drill pad location from which to drill our next exploratory well, which we plan to spud within the first quarter of 2016. Subject to post drilling test results and adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets can be reached using directional well trajectories.

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

Our executive offices are located at 6510 Abrams Road, Suite 300, Dallas, Texas 75231, and our telephone number is (214) 221-4610. Our branch office’s address in Israel is 9 Halamish Street, North Industrial Park, Caesarea 3088900, and the telephone number is +972-4-623-8500. Our website address is: www.zionoil.com.

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

We were awarded the Megiddo-Jezreel License, No. 401 (“MJL”) on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

Under the terms of this License, we had until July 1, 2015 to identify and submit a drilling prospect, enter into a drilling contract by October 1, 2015, and begin drilling or “spud” a well by December 1, 2015. We applied for an extension/revision of the current MJL terms on September 3, 2015, as further discussed below.

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

 Figure 1. Zion’s Megiddo-Jezreel License with Approved Annexation

(Shaded relief map of MJL area illustrating key physiographic features)

On June 1, 2015 the Company submitted its MJL Seismic Interpretation Report as required by its license terms. In July, the Company received correspondence from Dr. Michael Gardosh of the Energy Ministry informing that the company's June 1, 2015 MJL Seismic Interpretation Report needed additional clarification and revision and that such revisions were due by September 1, 2015. On July 9, 2015, the Company submitted its Megiddo-Jezreel #1 Well Drilling Prospect Report in compliance with the terms of its license. On August 25, the Company submitted its MJL corrected Seismic Interpretation Report of five main horizons (time and depth maps).

In late June 2015, we entered into drilling contract negotiations with Viking Services, BV (“Viking”), and Viking’s Israeli subsidiary, for use of a land-based oil and gas rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s MJL area in Israel. Subject to finalization and execution of definitive agreements, Viking would commit to use Rig I-35 to drill Zion’s Megiddo-Jezreel #1 well after full regulatory approval is granted by the State of Israel and regional and local governing bodies. The parties anticipate a spud date for the first well in the 1st quarter of 2016. The rig is capable of drilling to 5,000 meters (~16,400 feet).

However, given the current depressed petroleum exploration business conditions worldwide, we are considering alternatives to using Viking’s drilling rig, including exploring options of using the rig and services of an Israeli company in an attempt to minimize overall drilling costs and avoid any delays that may be associated with importing an appropriate drilling rig into Israel.

On August 23, 2015, the Company formally submitted to the Northern District Committee a further revised and updated EIA document for the Company's upcoming Megiddo-Jezreel #1 well, which has now been formally approved by Israel's Energy and Environmental Ministries.  The Northern District Committee has now reviewed and authorized a 60-day public comments period for our drilling plans.  The 60-day period commenced on September 20, 2015, and will not end until November 19, 2015 (see also Note 6).  Zion's final approval to drill cannot be granted until expiration of the 60 days, and a formal meeting is held by the Northern District Committee.  We will not be authorized to begin well site construction until we have a final drilling permit in hand, so it increasingly looks like we will not be able to spud our well until the first quarter of 2016.

On September 3, 2015, we submitted to the Petroleum Commissioner our Application for Extension of Drilling Date (Megiddo-Jezreel License No. 401). The current MJL contains 18 Special Provisions of which we have fulfilled the first 13. Based on regulatory delays that preclude Zion from spudding the well by December 1, 2015, Zion sought an extension of Special Conditions No. 14, 15, and 16 as shown below:

No.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
14	Sign contract with drilling contractor, and provide commissioner with contractor agreement	1 December 2015
15	Submit detailed engineering plan for performing the drilling	1 December 2015
16	Spud a well within the license area	1 March 2016

On October 13, 2015, the Company received a formal letter from Israel’s Petroleum Commissioner granting the drilling date extension request as well other work plan terms as follows:

No.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Sign contract with drilling contractor, and provide commissioner with contractor agreement	1 December 2015
2	Submit detailed engineering plan for performing the drilling	1 December 2015
3	Spud a well within the license area	1 March 2016
4	Submit final report on drilling results	15 October 2016
5	Submit plan for continued work in license area	15 November 2016

Zion’s Former Jordan Valley License

On April 10, 2014, Zion filed an application to merge the southernmost portion of the Jordan Valley License into the MJL and on March 29, 2015, this application was formally approved. The Jordan Valley License (~ 55,845 acres) expired in April 2014 as Zion did not seek an extension beyond its three-year primary term. The geologic and geophysical knowledge obtained in evaluating the Jordan Valley License over the last several years (seismic data acquisition, processing, reprocessing, gravity/magnetic surveys, etc.) was instrumental in guiding us to the most prospective areas in which to explore. Based on seismic and other exploratory activities that we undertook over the past years, we believe that there is significant exploration potential in this geologically linked petroleum system that overlaps the former boundaries between the Megiddo-Jezreel and Jordan Valley Licenses. Accordingly, we have focused our exploration strategy on the section of MJL containing the merged southern portion of the former Jordan Valley License.

Zion’s Former Asher-Menashe License and Former Joseph License

The Joseph License expired on October 10, 2013, after our final extension. The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. We have plugged all of the exploratory wells on those Licenses areas, but acknowledge our obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials. We continue to make significant progress toward fully abandoning all these sites.

Onshore Licensing, Oil and Gas Exploration and Environmental Guidelines

Zion is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof.

In July 2013, the Environmental Ministry published: “Environmental Guidelines for the preparation of an environmental document supplementary to a license for searching – experimental drilling and land extraction tests.” This document extensively details the requirements for a supplemental environmental document to an oil and gas exploration plan. On January 21, 2015, Zion formally submitted its Environmental Impact Assessment (“EIA”) document for our upcoming Megiddo-Jezreel #1 well to Israel’s Energy Ministry and thereafter, on January 25, 2015, to the Environmental Ministry. This key milestone is required by the MJL work plan as well as by Israeli law and regulations.

On December 3, 2013, the State of Israel’s Petroleum Commissioner awarded Zion the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, we secured a bank guarantee in the amount of $930,000 from an Israeli based bank in accordance with the performance guarantee guidelines. Consequently, Zion believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the October 2012 performance guarantee guidelines.

On February 6, 2014, the Energy Ministry issued proposed guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights will be required to submit certain bank guarantees and insurance policies that were not previously required.

On September 17, 2014, the proposed guidelines became effective and the Energy Ministry issued a guidance document entitled “Instructions for the Giving of Guarantees with respect to Oil Rights.” As it relates to existing onshore license holders like Zion, the above referenced instructions required us to obtain a new Base Bank Guarantee in the amount of $500,000 per each existing license area, split into two deposit dates as follows: (1) $250,000 by November 30, 2014 and (2) $250,000 by March 31, 2015.

Furthermore, prior to the start of drilling, an additional bank guarantee of $250,000 will be required at least 14 days before the spud date. In summary, this is a potential cumulative total of $750,000 that is separate and apart from Zion’s existing Bank Guarantees discussed below in Liquidity and Capital Resources section. The Petroleum Commissioner has discretion to raise or lower those amounts or may also forfeit a company’s existing guarantee and/or cancel a petroleum right under certain circumstances.

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

On July 8, 2015, the Energy Ministry issued revised draft guidance for “Transfer or Lien of Oil Rights,” section 76 of the petroleum law, for comments to August 6. The effective date has not yet been published.

On August 13, 2015, the Energy Ministry issued a new guideline for hydraulic fracturing design and operations that are based on Canadian regulations per Directive 083. This guideline is effective November 21, 2015. The procedures seek to prevent impacts on water wells, non-saline aquifers and prevent surface impacts.

On September 9, 2015, the Energy Ministry issued information relating to application forms for exploration drilling, detailing certain operator requirements prior to drilling, including required submission of an Application for Permit to Drill (APD) and Supplemental APD Information Sheet - Casing Design, both due 30 days prior to commencement of work.

An Application for Permit to Modify (APM) form is now provided relating to changes to and modifications of already-approved drilling programs and other actions that were omitted from the original application such as production testing, abandonment, etc. An End of Operation Report (EOR) form is also provided to report the end of drilling or a temporary or a final end of operations.

Due to the Petroleum Commissioner's discretion in the matter, as of September 30, 2015, Zion has not provided the additional bank guarantees based on the September 2014 guidelines, as it has not had a specific request for same from the Commissioner.  In addition, the Commissioner has discretion to raise or lower those amounts or may also forfeit a company's existing guarantee and/or cancel a petroleum right under certain circumstances.

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

Capital Resources Highlights

We need to raise significant funds on an immediate basis in order to finance the drilling and testing of our next exploratory well and maintain orderly operations. To date, we have funded our operations through the issuance of our securities. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

The  Dividend Reinvestment and Stock Purchase Plan

On March 13, 2014, we filed an S-3/A that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. The registration statement was declared effective on March 27, 2014. From time to time, we may offer up to an aggregate of approximately $119,850,000 of any combination of the securities described in this prospectus, either individually or in units.

On March 31, 2014, we filed with the SEC the prospectus supplement and accompanying base prospectus, both of which were dated March 27, 2014 (collectively, the “DSPP Prospectus Supplement”) relating to Zion’s Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the “Plan”).

Pursuant to the DSPP, stockholders and interested investors can purchase shares of Zion’s Common Stock as well as units of our securities. The terms of the DSPP are described in the DSPP Prospectus Supplement.

On January 13, 2015, the Company amended the DSPP Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants at a per Unit purchase price of $4.00. Each warrant affords the investor or stockholder the opportunity to purchase additional shares of our Common Stock at a warrant exercise price of $1.00. Each of the three warrant series included in the unit has different expiration dates that have been extended. The Unit Option began on February 2, 2015 and was scheduled to terminate May 4, 2015, but was extended for an additional 90-day period through August 3, 2015 and, subsequently, further extended through December 31, 2015.

All of the warrant series are scheduled to first become exercisable and tradable on January 31, 2016, which is the 31st day following the new Unit Option Termination Date (i.e., on December 31, 2015) and continue to be exercisable through January 31, 2017 for ZNWAB (1 year), January 31, 2018 for ZNWAC (2 years) and January 31, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

We have raised through the DSPP approximately $2,164,000 in the nine months ended September 30, 2015. As a result, we issued approximately 964,000 shares of our Common Stock during the same period. Additionally, warrants for approximately 639,000 shares of Common Stock were issued during the nine months ended September 30, 2015 (approximately 213,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP inception date to September 30, 2015 is approximately $8,028,000.

Rights Offering (July-September 2015)

On July 6, 2015, we filed with the SEC a prospectus supplement relating to our rights offering of non-transferrable subscription rights to the holders of our Common Stock as of the record date of June 19, 2015, to purchase up to 7,280,000 subscription rights, with each subscription right consisting of four (4) shares of Common Stock. Each shareholder that participated received 0.20 of a subscription right for each share of Common Stock owned as of close of business on the record date (i.e., ONE subscription right for each FIVE shares). Each whole subscription right represented the right to four (4) shares of our Common Stock at a subscription price of $7.00, or an average purchase price of $1.75 per share. The rights offering also included an over-subscription privilege.

On September 30, 2015, the rights offering terminated as scheduled. As a result of the rights offering, we issued approximately 551,000 shares of Common Stock. The gross proceeds from the rights offering were approximately $966,000 less fees and expenses of approximately $113,000 incurred in connection with the rights offering.

Current Rights Offering (October 21, 2015 – January 15, 2016)

On October 21, 2015, we filed with the SEC a prospectus supplement for a new rights offering. Under the new rights offering we distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two (2) 10% Convertible Senior Bonds par $100 due 2021 (the “Notes”), representing up to an aggregate of $72,000,000 in principal amount of Notes, to persons who owned shares of our Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitles the participant to purchase two (2) convertible bonds at a purchase price of $100.00 per bond.

Effective October 21, 2015, we executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”). The offering is scheduled to terminate on January 15, 2016. The Notes will be issued on February 15, 2016, the 31st day following termination of the Offering. AST serves as the trustee and depositary under the Indenture.

The Notes mature February 15, 2021. No ‘sinking fund” is provided for the bonds, so that we are not required to retire the bonds periodically. Interest is payable in arrears on February 15 of each year, commencing February 15, 2017. Interest and principal may be repaid, at our option, in shares of our Common Stock at a rate specified in the Indenture. At any time, the Notes are convertible at the option of the holder into shares of our Common Stock at a specified rate. Under certain conditions, the Notes holders can require us to re-purchase the Notes for cash in an amount equal to the outstanding principal and all accrued and unpaid interest. Following the second anniversary of their issuance, we are entitled to redeem for cash the outstanding Notes at an amount equal to the outstanding principal and accrued and unpaid interest. The Company evaluated the conversion feature for an embedded derivative and beneficial conversion feature.

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

The total net book value of our unproved oil and gas properties under the full cost method is $4,460,000 at September 30, 2015.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,579	770	4,441	2,590
Other	405	430	2,013	2,513
Subtotal Operating costs and expenses	1,984	1,200	6,454	5,103

Other expense, net	19	50	36	54

Net loss	2,003	1,250	6,490	5,157

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2015 were $1,984,000 and $6,454,000, respectively, compared to $1,200,000 and $5,103,000 for the three and nine months ended September 30, 2014. The increase in operating costs and expenses during the three months ended September 30, 2015 compared to 2014 is primarily attributable to increase in general and administrative expenses during the three months ended September 30, 2015, compared to the corresponding period in 2014. The increase in operating costs and expenses during the nine months ended September 30, 2015 compared to 2014 is primarily attributable to increase in general and administrative expenses, partially offset by decrease in other expenses, during the nine months ended September 30, 2015, compared to the corresponding period in 2014.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2015 were $1,579,000 and $4,441,000, respectively, compared to $770,000 and $2,590,000 for the three and nine months ended September 30, 2014. The increase in general and administrative expenses during the three months ended September 30, 2015 compared to 2014 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants. The increase in general and administrative expenses during the nine months ended September 30, 2015 compared to 2014 is primarily attributable to an increase in legal and other professional fees related to the increased utilization of legal services primarily in connection with GYP and the expenses we recorded in connection with a provision in the amount of $910,000 to cover our liability under the partial award in the arbitration proceeding, and higher non-cash expenses recorded in connection with stock option grants.

Other expenses. Other expenses during the three and nine months ended September 30, 2015 were $405,000 and $2,013,000, respectively, compared to $430,000 and $2,513,000 for the three and nine months ended September 30, 2014. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three and nine months ended September 30, 2015 compared to the corresponding three and nine month periods in 2014 is primarily attributable to operational expenses incurred during the nine months ended September 30, 2014 in regard to re-entry and testing of the Elijah #3 well.

Other expense, net. Other expense, net for the three and nine months ended September 30, 2015 was $19,000 and $36,000 compared to $50,000 and $54,000 for the three and nine months ended September 30, 2014.

Net Loss. Net loss for the three and nine months ended September 30, 2015 was $2,003,000 and $6,490,000 compared to $1,250,000 and $5,157,000 for the three and nine months ended September 30, 2014.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the nine months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2015, we had approximately $4,214,000 in cash and cash equivalents compared to $5,344,000 at December 31, 2014. Our working capital (current assets minus current liabilities) was $3,743,000 at September 30, 2015 and $6,469,000 at December 31, 2014.

As of September 30, 2015, we provided bank guarantees to various governmental bodies (approximately $1,164,000) and others (approximately $66,000) in respect of our drilling operation in the aggregate amount of approximately $1,230,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on Zion’s balance sheets as “restricted cash.”

During the nine months ended September 30, 2015, cash used in operating activities totaled $4,132,000. Cash provided by financing activities during the nine months ended September 30, 2015 was $3,064,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $62,000 for the nine months ended September 30, 2015.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $419,000 per month excluding exploratory and operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. In addition, we have recorded a provision in the amount of $910,000 in respect of the pending arbitration proceeding referred to in Note 5C of the financial statements, which further constrains our available cash resources. Management believes that our existing cash resources, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through January 2016. These figures do not assume any minimum proceeds derived from our current rights offering.

We need to raise funds on an immediate basis in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required. No assurance can be provided that we will be able to raise the needed operating capital through our current rights offering that is continuing through January 2016.

Even if we raise the needed funds from the current rights offering, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in existing license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities.

On March 13, 2014 Zion filed an S-3/A Form that is part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 27, 2014. From time to time, we may offer up to $119,850,000 of any combination of the securities described in this prospectus, in the form of common stock, debt securities, warrants, and/or units.

The Dividend Reinvestment and Stock Purchase Plan

On March 31, 2014, we filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “DSPP Prospectus”) relating to the DSPP.

An Amendment No. 3 to the DSPP Prospectus was filed on January 13, 2015, which provided for the Unit Option.

On July 29, 2015, Amendment No. 5 to the DSPP Prospectus was filed extending the Unit Option under our DSPP through December 31, 2015. The prior Unit Option ended on December 31, 2014. Zion’s Unit Option began on February 2, 2015, under Amendment No. 3 to the DSPP Prospectus and was scheduled to terminate May 4, 2015. This extended Unit Option enables participants to purchase Units of our securities where each Unit (priced at $4.00) is comprised of one share of Common Stock and three Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrant series per Unit will have a different expiration date.

The Company filed an application with NASDAQ to list the three warrant series on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

All of the warrant series will first become exercisable and tradable on January 31, 2016, which is the 31st day following the new Unit Option Termination Date (i.e., on December 31, 2015) and continue to be exercisable through January 31, 2017 for ZNWAB (1 year), January 31, 2018 for ZNWAC (2 years) and January 31, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

Rights Offering (July-September 2015)

On July 6, 2015, we filed with the SEC a prospectus supplement relating to our rights offering of non-transferrable subscription rights to the holders of our Common Stock as of the record date of June 19, 2015, to purchase up to 7,280,000 subscription rights, with each subscription right consisting of four (4) share of Common Stock. Each shareholder that participated received 0.20 of a subscription right for each share of Common Stock owned as of close of business on the record date (i.e., ONE subscription right for each FIVE shares). Each whole subscription right represented the right to exercise one subscription right at a price of $7.00 for an average purchase price of $1.75 per share. The rights offering also included an over-subscription privilege.

On September 30, 2015, the rights offering terminated as scheduled. As a result of the rights offering, we issued approximately 551,000 shares of Common Stock. The gross proceeds from the rights offering were approximately $966,000 less fees and expenses incurred in connection with the rights offering.

Current Rights Offering (October 21, 2015 – January 15, 2016)

On October 21, 2015 we filed with the SEC a prospectus supplement for a new rights offering. Under the new rights offering we distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two (2) 10% Convertible Senior Bonds par $100 due 2021 (the “Notes”), representing up to an aggregate of $72,000,000 in principal amount of Notes, to persons who owned shares of our Common Stock on the record date of October 15, 2015, the record date for the offering. Each whole subscription right entitles the participant to purchase two (2) convertible bonds at a purchase price of $100.00 per bond.

Effective October 21, 2015, we executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes. The offering is scheduled to terminate on January 15, 2016. The Notes will be issued on February 15, 2016, the 30th day following termination of the Offering. AST serves as trustee and depositary for the Notes.

The Notes mature February 15, 2021. No ‘sinking fund” is provided for the bonds, so that we are not required to retire the bonds periodically. Interest is payable in arrears on February 15 of each year, commencing February 15, 2017. Interest and principal may be repaid, at our option, in shares of our Common Stock at a rate specified in the Indenture. At any time, the Notes are convertible at the option of the holder into shares of our Common Stock at a specified rate. Under certain conditions, the Notes holders can require us to re-purchase the Notes for cash in an amount equal to the outstanding principal and all accrued and unpaid interest. Following the second anniversary of their issuance, we are entitled to redeem for cash the outstanding Notes at an amount equal to the outstanding principal and accrued and unpaid interest. The Company evaluated the conversion feature for an embedded derivative and beneficial conversion feature.

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

Since December 2012, the NIS has experienced a revaluation of approximately (5.1%) against the USD. Continued revaluation of the NIS (against the USD) should result in lower operating costs for us from NIS denominated expenses. Since December 31, 2014 and 2013 to September 30, 2015, the USD has fluctuated by approximately 0.9% and 13.0% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk.  Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2015, we had cash, cash equivalents and short-term bank deposits, restricted inclusive of approximately $5,513,000.  The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2015, was approximately 0.15%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2015, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 22, 2015 the arbitrator set an evidentiary hearing on the Stage 2 issues for the week of December 7, 2015 in London.

Beginning in August, 2015, Zion and GYP have been negotiating the resolution of the arbitration and disputes presented therein in a mutually beneficial way. The parties are currently examining the potential tax issues raised by any such possible resolution. No assurance can however be provided that the parties will in fact successfully conclude any resolution.

In light of the ongoing negotiations, the evidentiary hearing set for December 7, 2015, has been removed from the docket and will be re-set, if necessary, as the parties may agree.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2015, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

On October 13, 2015, the Company received a formal letter from Israel’s Petroleum Commissioner granting the drilling date extension request as well other work plan terms as follows

No.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Sign contract with drilling contractor, and provide commissioner with contractor agreement	1 December 2015
2	Submit detailed engineering plan for performing the drilling	1 December 2015
3	Spud a well within the license area	1 March 2016
4	Submit final report on drilling results	15 October 2016
5	Submit plan for continued work in license area	15 November 2016

ITEM 6.	EXHIBITS

Exhibit Index:

3(i).1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc., as of June 11, 2015 (incorporated by reference to the Current report on Form 8-K filed on June 11, 2015).

3(ii).1	Amended and Restated Bylaws of Zion Oil & Gas, Inc. as of June 11, 2015 (incorporated by reference to the Current report on Form 8-K filed on June 11, 2015).

10.1

Office Lease Agreement, dated as of September 10, 2015, by and between Zion Oil & Gas, Inc., as lessee and Hartman Income REIT Property Holdings, LLC, a Delaware limited liability company, d/b/a North Central Plaza I, as lessor.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Ilan Sheena
	Victor G. Carrillo		Ilan Sheena
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Date:	November 10, 2015	Date:	November 10, 2015

