Form 10-K
period 2015-12-31
ZION OIL & GAS INC
filed 2016-03-15
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12655 N Central Expressway, Suite 1000, Dallas, TX	75243
(Address of Principal Executive Offices)	(Zip Code)

(214) 221-4610
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Common Stock, par value $0.01 per share	NASDAQ Global Market
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $67.7 million. This amount is based on the closing price of registrant’s common stock on the NASDAQ Global Market on that date.

The registrant had 38,623,462 shares of common stock, par value $0.01, outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2016 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2015 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our liquidity and our ability to raise capital to finance the drilling of our next exploratory well and our overall exploration and development activities;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic trucks, drilling rigs, and transportation pipelines;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the timing and number of wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

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

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud within the second quarter of 2016. The spudding and drilling of this well to the desired depth is subject to the Company raising sufficient funds from the current rights offering (scheduled to terminate on March 31, 2016) and possible additional capital raising efforts.

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

Our executive offices are located at 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243, and our telephone number is (214) 221-4610. Our branch office’s address in Israel is 9 Halamish Street, North Industrial Park, Caesarea 3088900, and the telephone number is +972-4-623-8500. Our website address is: www.zionoil.com.

Company Background

In 1983, during a visit to Israel, John M. Brown (our Founder and Chairman of the Board of Directors) became inspired and dedicated to finding oil and gas in Israel. During the next 17 years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000, in order to receive the award of a small onshore petroleum license from the Israeli government.

Zion’s vision, as guided by John Brown, of finding oil and/or natural gas in Israel, is biblically inspired. The vision is based, in part, on biblical references alluding to the presence of oil and/or natural gas in territories within the State of Israel that were formerly within certain ancient biblical tribal areas. While John Brown provides the broad vision and goals for our company, the actions taken by the Zion Board of Directors and management team as it actively explores for oil and gas in Israel, are based on modern science and good business practice. Zion’s oil and gas exploration activities are supported by appropriate geological, geophysical and other science-based studies and surveys typically carried out by companies engaged in oil and gas exploration activities.

Upon the award of our first petroleum right in May 2000, the Israeli government provided us access to most of its data with respect to previous exploration in the area, including geologic reports, seismic records and profiles, drilling reports, well files, gravity surveys, geochemical surveys and regional maps. We also gathered information concerning prior and ongoing geological, geophysical and drilling activity relevant to our planned activities from a variety of publicly accessible sources. Subsequently, we have acquired additional studies on our own such as seismic and other geophysical and geological surveys.

To date, the Company has drilled four exploratory wells. While the presence of hydrocarbons was indicated while drilling certain of these wells, none of the exploratory wells that we have drilled to date have been deemed capable of producing oil or gas in commercial quantities.

ZION’S CURRENT EXPLORATION LICENSE AREA

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (covering an area of approximately 99,000 acres – See Map 1). Under Israeli law, Zion has an exclusive right to oil and gas exploration in our license area in that no other company may drill there. In the event we drill an oil or gas discovery in our license area, current Israeli law entitles us to convert the relevant portions of our license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of March, 2016.

Summary of Current and Former Company License Areas

Megiddo-Jezreel Petroleum License

The Megiddo-Jezreel License (“MJL”) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL (~99,000 acres) is onshore, south and west of the Sea of Galilee.

Under the original terms of this license, we had until July 1, 2015 to identify and submit a drilling prospect. The license terms also called for us to enter into a drilling contract by October 1, 2015 and begin drilling or “spud” a well by December 1, 2015. Zion applied for an extension/revision of the current MJL terms on September 3, 2015 (see below), which was subsequently approved, giving Zion until March 1, 2016 to spud a well within the MJL. Thereafter, Zion applied for a further extension/revision which was subsequently granted, giving us until July 1, 2016 to spud a well within the MJL (see below).

In late June 2015, the Company entered into drilling contract negotiations with Viking Services, BV (“Viking”), and Viking’s Israeli subsidiary, for use of a land-based rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s MJL. Over the last several months, Zion became aware that Viking was undergoing a restructuring whereby there would be a high-level management change and Viking’s Israel operations would very likely change. Therefore, drilling contract negotiations with Viking were temporarily suspended pending the outcome of the restructuring which to date, remains unresolved.

In the interim, we initiated drilling contract negotiations with Lapidoth, an Israeli-based drilling services provider, and we remain currently engaged in those negotiations.

On September 3, 2015, Zion submitted its Application for Extension of Drilling Date (Megiddo-Jezreel License No. 401). Based on regulatory and other delays that precluded Zion from spudding the well by December 1, 2015, Zion sought an extension of Special Conditions as shown below.

On October 13, 2015, Zion received a formal letter from Israel’s Petroleum Commissioner granting the drilling date extension request as well other work plan terms as follows:

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

On January 29, 2016, we submitted a second Application for Extension of Drilling Date, seeking additional work program date extensions/revisions. On February 7, 2016, the Petroleum Commissioner formally approved the application with minor modifications as follows:

NO.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Sign contract with drilling contractor and forward to Petroleum Commissioner	15 April 2016
2	Submit detailed engineering plan to carry out / perform drilling	15 April 2016
3	Begin drilling / spud well in license area	1 July 2016
4	Submit final report on the results of drilling	15 November 2016
5	Submit a plan for continued work in the license area	1 December 2016

On January 21, 2015, Zion formally submitted its Environmental Impact Assessment (“EIA”) document for our upcoming Megiddo-Jezreel #1 well to Israel’s Ministry of National Infrastructures, Energy and Water Resources (“Energy Ministry”) and thereafter, on January 25, 2015, to the Ministry of Environmental Protection (“Environmental Ministry”).

On March 22, 2015, Zion formally submitted its EIA document for its planned Megiddo-Jezreel #1 well to the Northern District Committee in Nazareth. On August 23, 2015, we formally submitted to the Northern District Committee a further revised and updated EIA document, which has now been formally approved by Israel's Energy and Environmental Ministries.

On December 21, 2015, the Northern District Committee unanimously granted approval of our Drilling Request (“Hafkada”), including the EIA. This is a critically important step to drill a well under Israel’s complex, detailed, and extensive regulatory process.

The final step in the process is for Zion to submit this approved “Hafkada” along with our Application to Drill to Israel’s Energy Ministry for their final drilling program approval. After Zion reaches agreement with the local kibbutz and the Israel Land Authority and obtains a Business License for the drilling project, we plan to begin drill site construction (which should take 30-45 days to complete). While Zion has until July 1, 2016 to begin drilling, subject to the success of our capital raising efforts we plan to spud the Megiddo-Jezreel #1 well in May or June of 2016.

Zion’s Former Jordan Valley, Asher-Menashe and Joseph Licenses

On March 29, 2015, the Energy Ministry formally approved Zion’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Joseph License expired on October 10, 2013, after our final extension. The Asher-Menashe License expired on June 9, 2014 as its full seven year term ended. Zion has plugged all of its exploratory wells on those License areas, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials. We continue to make significant progress toward fully abandoning all these sites.

Exploration Plans Going Forward

We continue our exploration focus on our Megiddo-Jezreel License area as that area appears to possess the key geologic ingredients of an active petroleum system. We have selected the specific drill pad location from which to drill our next exploration well, which we plan to spud in the first half of 2016.

Prior to actually drilling the next exploratory well, we will need to enter into a contract with a drilling rig operator with the appropriate rig, equipment, and experienced drilling crew. As of the date of this report, Zion has not yet entered into any legally binding agreements for the use of a rig although the issue currently remains in negotiations. In the event that we decide to import a drilling rig into Israel, we will need to obtain the appropriate regulatory consents and approvals for the importation of the rig.

In September 2015, Zion engaged Forrest Garb & Associates (“FGA”), an international petroleum engineering and geoscience consulting firm and an independent third party, to provide a resource assessment report, as required under the terms of Zion’s current petroleum exploration license. FGA prepared its Resource Assessment Report of Gross Prospective Resources (“Garb Report)) which relates to Zion’s Beit Shean Prospect for the proposed drilling of the Megiddo-Jezreel #1 well (“MJ #1”). This independent analysis affirms Zion’s internal interpretation of four separate objectives (Mid-Cretaceous, Upper Jurassic, Mid-Jurassic and Triassic) and discloses resource estimates.

FGA’s estimates of prospective resource volumes used probabilistic analysis methods in accordance with the Petroleum Resources Management System (PRMS) as endorsed by the Society of Petroleum Engineers, the American Association of Petroleum Geologists, the World Petroleum Council, and the Society of Petroleum Evaluation Engineers. The classification system and definitions are in common use internationally within the petroleum industry. They provide a measure of comparability and reduce the subjective nature of resource estimation. This analysis provides a consistent approach to estimating petroleum quantities, evaluating development projects, and presenting results within a comprehensive classification framework. The Garb Report is attached as an exhibit to this annual report on Form 10-K.

It should be noted that “Contingent Resources” and “Prospective Resources” used in the Garb Report do not represent an estimate of reserves. Readers are cautioned that under applicable SEC rules, the disclosure of estimates of oil or gas resources other than reserves, and any estimated values of such resources, is not permitted to be disclosed in any document publicly filed with the SEC.

We estimate that, in order to be commercially productive, any of the wells we eventually drill would need to be capable of producing at least 200 barrels of oil equivalent per day. Such production levels will not likely pay out the cost of drilling the well, but only the costs of completing (i.e. perforating, tubing and installing field facilities) and operating the well. In order to justify the costs of drilling additional wells, there would need to be the expectation that each additional well would have initial production rates of approximately 800 barrels of oil equivalent per day, based upon minimum oil prices of about $30.00 per barrel.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts during 2015 and 2014:

	2015	2014
	US$ (000)	US$ (000)

Megiddo-Jezreel Valley License
Geological & Geophysical Operations	725	1,430
Equipment purchasing	443	--

Asher-Menashe License (expired on June 9, 2014)
Geological & Geophysical Operations	15	935
Plug & Abandonment Operations	178	172

Jordan Valley License (expired on April 12, 2014)
Geological & Geophysical Operations	--	17

Joseph License (expired on October 10, 2013)
Plug & Abandonment Operations	77	169
Geological & Geophysical Operations	—	—

Total	1,438	2,723

Employees

As of December 31, 2015, we had 21 employees of whom all but two are on a full time basis. Of these employees, 11 work out of our Dallas office and 10 work out of the Caesarea, Israel office. None of our current employees are subject to any collective bargaining agreements, and there have been no strikes. We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies (such as Zion Oil & Gas, Genie Oil & Gas/Afek, and Givot Olam) with limited financial resources, as well as consortia of local Israeli and foreign participants (Noble Energy Inc./Delek Group Ltd.) with substantial financial resources. Most groups are engaged primarily in offshore activities, which is not an area in which we are currently active. So long as we hold our current license, Israeli law conveys an exclusive exploration right to Zion such that no additional companies may compete in our license area.

Historically, primarily for geopolitical reasons, Israel (particularly onshore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. Since the announcement of the Tamar and Leviathan discoveries, this situation has changed somewhat. However, given the current limited availability in Israel of oil field service companies, equipment and personnel, in periods of increased exploration interest and activity, there is competition for available equipment and services. In this market Zion has no particular advantage. We attempt to enhance our position by developing and maintaining good professional relations with oil field service providers and by demonstrating a high level of credibility in making and meeting commercial commitments.

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

Israel’s Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law. The administration and implementation of the Petroleum Law are vested in the Minister of Energy and Water Resources, the Petroleum Commissioner and an advisory council. The following discussion includes a brief summary review of certain provisions of the Petroleum Law as currently in effect. This review is not complete, and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

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

Petroleum rights fees. The holders of licenses and leases are required to pay fees to the government of Israel to maintain the rights. The fees vary according to the nature of the right, the size and location (onshore or offshore) of the right, acreage subject to the right and, in the case of a license, the period during which the license has been maintained. For a license, the two initial years fees and third year fees are approximately New Israeli Shekels (NIS) 110, and (NIS) 183, respectively (approximately US $28 and US $47 at the Bank of Israel representative rate published on December 31, 2015) per thousand dunams (approx. 247.11 acres) per year. Every subsequent year, the license fee increases incrementally.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2015 and 2014, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

In March 2011, the Israeli parliament enacted the Petroleum Profits Taxation Law, 2011, which imposes a new levy on oil and gas production. Under the new tax regime, the Israeli Government repealed the percentage depletion deduction and imposed a levy at an initial rate of 20% on profits from oil and gas which will gradually rise to 45.52% for 2016 onwards, depending on the levy coefficient (the R-Factor). The R-Factor refers to the percentage of the amount invested in the exploration, the development and the establishment of the project, so that the 20% rate will be imposed only after a recovery of 150% of the amount invested (R-Factor of 1.5) and will range linearly up to 45.52% after a recovery of 230% of the amount invested (R-Factor of 2.3). For purposes of the levy rate calculation, the minimal gas sale price that will be accepted by the State is the bi-annual average local price. The present 12.5% royalty imposed on oil revenues remains unchanged.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 25%, effective January 1, 2016.

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

On January 21, 2014, the Energy Ministry issued safety guidelines regarding holders of rights under the Petroleum Law that also relate to oil and gas drilling and production activities. Included in the safety guidelines is the duty to appoint a safety supervisor and prepare a safety plan.

On February 6, 2014, the Energy Ministry issued proposed guidelines for bank guarantees and insurance requirements with respect to oil and gas rights. Under these guidelines, applicants for and existing holders of exploration rights are required to submit certain bank guarantees and insurance policies that were not previously required.

On September 17, 2014, the proposed guidelines became effective, and the Energy Ministry issued a guidance document entitled “Instructions for the Giving of Guarantees with respect to Oil Rights.” As it relates to existing onshore license holders like Zion, the above referenced instructions required us to obtain a new Base Bank Guarantee in the amount of $500,000 per each existing license area, split into two deposit dates as follows: (1) $250,000 by November 30, 2014 and (2) $250,000 by March 31, 2015.

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

Due to the Petroleum Commissioner's discretion in the matter, as of December 31, 2015, Zion has not provided the additional bank guarantees based on the September 2014 guidelines, as it has not had a specific request for same from the Commissioner. In addition, the Commissioner has discretion to raise or lower those amounts or may also forfeit a company's existing guarantee and/or cancel a petroleum right under certain circumstances.

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

On December 31, 2015, the Energy Ministry issued a new guidance for wellsite design and spacing for onshore and offshore sites. The guidelines relate to the necessary safety distance between installations and equipment at the drill site, flare pit and flare design and design of the drill site.

On December 31, 2015, the Energy Ministry issued revised guidance for “Transfer or Lien of Oil Rights” section 76 of the Petroleum Law. The guidelines apply to the transfer of petroleum and related rights, license and production lease as well as rights to profit and royalties. The guidelines specify transfer of control in a corporation and the necessary procedure to apply and receive approval from the Petroleum Commissioner for transfer of petroleum rights.

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

The guidelines are detailed and provide environmental guidance for all aspects of drilling operations, from the date an application for a license is filed and continuing through license, drilling exploration, production lease, petroleum production and abandonment of the well. The guidelines address details that must be submitted regarding the drill site, surrounding area, the actual drilling operations, the storage and removal of waste and the closing or abandoning of a well. Following meetings between the Ministry and industry representatives in 2011, the Ministry indicated that certain of their initial published guidelines will be revised.

In August 2011, the Government of Israel proposed a draft law entitled “Prevention of Land Contamination and Remediation of Contaminated Land”. For the draft law to become law, the Israeli Parliament must approve it after a second and third hearing. If ultimately adopted, this  proposed law would require persons engaged in activities involving “polluted materials” (defined to include petroleum crude oil or any other materials defined as such by the commissioner) including their production, treatment, handling, storage and transportation, that may affect land or water resources to prepare environmental impact statements and remediation plans either prior to commencing activities or following the occurrence of an event that may cause pollution to land or water resources or endanger public health. Under the proposal, persons responsible for violation of the law, directly or indirectly, will be liable for the clean-up costs and such violation may result in criminal sanctions. The draft law has now been re-introduced to the public in a substantially modified form with newly revised guidelines, including provisions concerning the establishment of a historical survey prior to restoration and/or reclamation of land.  Until such time that the draft law relating to Prevention of Land Contamination and Remediation of Contaminated Land is enacted, the Environmental Ministry has formulated several policy papers regarding contamination and remediation of contaminated land. On January 21, 2016 the Environmental Ministry published Professional Guidelines and Standards for Remediation of Land. The guidelines clarify and define what is considered polluted land, remediation and the permitted methods to attend to polluted land and applies to oil and gas exploration companies including Zion.

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

Proposed Fuel Market Law Legislation

In March 2012, the Energy Ministry presented a draft law entitled “Fuel Market Law.” Under the proposal as currently drafted, the following activities among others as they relate to crude oil and its products would require licenses by the Director of the Fuel Authority in the Energy Ministry: import, export, refining, storage, dispensing and loading, transport, marketing and sale. Further under the proposal a condition for the receipt of a license is that the licensee be a corporation incorporated under the Israeli Companies Law. As currently drafted, the proposal does not provide for exceptions for entities holding petroleum rights under the Petroleum Law; however, it is not certain that, even if enacted as currently proposed, the provisions of the proposed law would supersede the provisions of the Petroleum Law. We submitted comments to the Ministry with the aim of clarifying that any law to be presented for enactment clarify that the rights of holders of licenses and leases granted under the Petroleum Law will not be compromised. In July 2012 the Israeli Parliament approved at the first hearing the draft Fuel Market Law.

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

The drilling application must be published, and there are specified time frames (approximately 100 days) for any person (including environmental and other interested bodies) to comment on the drilling application. As a result, we believe that the time periods to obtain the necessary permits (prior to spudding a well) have been considerably increased. Currently, we are unable to accurately assess the time period that we would require to obtain the necessary permits to allow us to spud our next exploratory well.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. During 2014, for about two months from early July to August 2014, Israel launched a military operation named Operation Protective Edge in the Hamas-ruled Gaza Strip. Over the course of the two months there were several thousand Palestinian rocket attacks for which the Israel Defense Forces responded with military action aimed primarily in the Gaza Strip. Military operations resulted in over 30 tunnels that extended from the Gaza Strip into Israel being destroyed.   While a ceasefire is currently in effect, some level of conflict should be anticipated in the future. These developments have further strained relations between Israel and the Palestinians. Any ongoing or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along Israel’s northern borders, or political instability in the region would likely disrupt international trading activities in Israel and may materially and negatively affect our business conditions and could harm our prospects and business.

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

In the fall of 2015, Russia initiated significant and direct military intervention in Syria consisting of air strikes against ISIS. With ongoing operations by Russia, the U.S. and other countries, there is an increased risk of deliberate and/or inadvertent mishaps that could give rise to grave military and political consequences.

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

Available Information

Zion’s internet website address is “www.zionoil.com.” We make available, free of charge, on our website, and on our Zion Oil mobile application, under “SEC Reports,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports, as soon as reasonably practicable after providing the SEC such reports.

Our Corporate Governance Policy, the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Code of Ethics for directors, officers, employees and financial officers are also available on our website under “Corporate Governance” and in print to any stockholder who provides a written request to the Corporate Secretary at Zion Oil & Gas, Inc., 12655 North Central Expressway, Suite 1000, Dallas, Texas 75243, Attn:  Corporate Secretary.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $7,306,000 for the year ended December 31, 2015 and $6,756,000 for the year ended December 31, 2014. The audited financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

We expect to incur substantial expenditures in our exploration and development programs. Our existing cash balances will not be sufficient to satisfy our exploration and development plans going forward, including drilling to the desired depth our planned exploratory well. We are considering various alternatives to remedy any future shortfall in capital. We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available. We currently have a rights offering continuing through March 31, 2016, its schedule termination date. Because of the current absence of any oil and natural gas reserves and revenues in our license areas, there can be no assurance this capital will be available on commercially acceptable terms (or at all) and if it is not, we may be forced to substantially curtail or cease exploration expenditures which could lead to our inability to meet all of our commitments.

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

Zion’s EIA has now been formally approved by Israel's Energy and Environmental Ministries and the Northern District Committee unanimously granted approval of our Drilling Request (“Hafkada”), including the EIA – both are critically important prerequisites to drilling our well under Israel’s complex, detailed, and extensive regulatory process. The final step in the regulatory process is for Zion to submit this “Hafkada” along with our Application to Drill to Israel’s Energy Ministry for their final drilling program approval. While Zion is well along on this regulatory approval process, there is no assurance that we will ultimately be granted such final permission to drill. See the discussion under “Energy Related Regulation — The Onshore Exploration Permitting Process in Israel;” “New Onshore Licensing Guidelines;” and “Israeli Governmental Regulations.”

Additionally, we have yet to enter into a contract with a drilling rig operator so that we have the appropriate rig and crew. While negotiations remain ongoing, as of the date of this report we have not entered into any legally binding contract. If we need to import into Israel a drilling rig, we can expect additional delays associated with Israel customs and other regulatory bodies. See “We have not yet signed an agreement with a drilling contractor….”

For the reasons above, while we cannot predict the precise date when we will be able to drill our next exploratory well, we are planning to spud that next well in the first half of 2016. However, we cannot provide any assurance that we will in fact be able to spud our planned exploratory well in the desired or planned time-frame.

We require significant capital to realize our business plan.

Our planned work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake non-drilling exploratory activities in our current license areas and in the additional areas of interest that we have identified which are currently outside of our exploration license areas and otherwise meet our plans through May 31, 2016. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $469,000 per month. However, when we are engaged in active operations, we estimate that there is an additional cost of approximately $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2014-2015 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations”.

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

We have not yet signed an agreement with a drilling contractor and thus, we may be unable to affect any future drilling operations within the contemplated timeframe.

Following the completion of the Ma’anit-Joseph #3 well, in 2012 the owner exported the drilling rig that we used to drill our last three exploratory wells. While we are in discussion with rig operators, as of the date of this report we have not entered into any legally binding drilling contract. Until such time as we sign a legally binding agreement, there can be no assurance that we will be able to come to an agreement with the drilling contractor to drill any future exploratory well(s) on commercially reasonable terms, or at all.

In addition, as of the date of this report, we have not finalized the agreement with the Kibbutz where our planned exploratory well is situated. We are in discussion with them as well as the Israel Lands Authority (“ILA”), in efforts to finalize all needed arrangements prior to spudding. While we are intensively working to obtain the agreements and approvals, no assurance can be given as to the time frame that will be required to obtain the requisite authority from the Kibbutz and the ILA.

Any significant delay in locating and contracting with an appropriate drilling rig owner/operator and/or obtaining the agreements of the Kibbutz or the ILA can have a material adverse effect on the implementation of our business plan.

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

We typically commence exploration drilling operations without undertaking more extensive analytical testing such as 3-D seismic surveys thereby potentially increasing the risk (and associated costs) of drilling a non-producing well.

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

Prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

●	capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for us to obtain financing for potential development projects;

●	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;

●	security concerns leading to evacuation of our personnel;

●	damage to or destruction of our wells, production facilities, receiving terminals or other operating assets;

●	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in Israel, resulting in delays; and

●	the lack of availability of drilling rig and experienced crew, oilfield equipment or services if third party providers decide to exit the region.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

We have a history of losses and we cannot assure you that we will ever be profitable.

We incurred net losses of $7,306,000 for the year ended December 31, 2015, and $6,756,000 for the year ended December 31, 2014. We cannot provide any assurance that we will ever be profitable.

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

The price of oil has fallen precipitously since June 2014, when it was over $100 per barrel. During February 2016, the price of a barrel of oil has dipped under $30 for the first time in 12 years and many predict it will drop even lower. The world is awash in oil and the glut will likely continue now that the Iran sanctions have been lifted.

While there is much analysis and speculation as to the cause of this drop in price and its predicted future course, there are many factors that contribute to the price of oil, none of which the Company controls. Certainly, actions taken or not taken by OPEC, which controls nearly 40% of the world market, continue to impact the price of oil. The oil price is also impacted by actual supply and demand, as well as by expectation. Demand for energy is closely related to economic activity, and it is generally accepted that global demand is currently down primarily due to weak global economic activity. With advances in unconventional exploration (horizontal drilling and hydraulic fracturing) in recent years, the U.S. has become a top global oil producer, resulting in a substantial decrease in oil imports, thus adding to the spare supply. Geopolitical events such as conflict in the Middle East and the terrorist actions of ISIS can also impact the price of oil tremendously.

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

Historically, oil and gas prices and markets have been volatile, with prices fluctuating widely, and they are likely to continue to be volatile, making it impossible to predict with any certainty the future prices of oil and gas. The bottom line is that there are many and varied causes for the fluctuation in the price of oil and natural gas, and we have no control over these factors.

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

As is customary within our industry, we maintain insurance against many, but not all, potential perils confronting our operations and in coverage amounts and deductible levels that we believe to be economic. Consistent with that profile, our insurance program is structured to provide us financial protection from unfavorable loss resulting from damages to or the loss of physical assets or loss of human life, liability claims of third parties, and exploratory drilling interruption attributed to certain assets and including such occurrences as well blowouts and resulting oil spills, at a level that balances cost of insurance with our assessment of risk and our ability to achieve a reasonable rate of return on our investments. Although we believe the coverage and amounts of insurance carried are adequate and consistent with industry practice, we do not have insurance protection against all the risks we face. Because we chose not to insure certain risks, insurance may not be available at a level that balances the cost of insurance and our desired rates of return, or actual losses exceed coverage limits. We regularly review our risks of loss and the cost and availability of insurance and revise our insurance program accordingly.

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

Opposition toward oil and gas drilling and development activity has been growing globally and is particularly pronounced in Organization for Economic Co-operation and Development (“OECD”) countries which include the U.S., the U.K and Israel.  Companies in the oil and gas industry, such as us, are often the target of activist efforts from both individuals and non-governmental organizations regarding environmental compliance and business practices, potential damage to fresh water sources, and safety, among other topics.  Future activist efforts could result in the following:

●	delay or denial of drilling permits;

●	shortening of lease terms or reduction in lease size;

●	restrictions on installation or operation of gathering or processing facilities;

●	restrictions on the use of certain operating practices, such as hydraulic fracturing;

●	legal challenges or lawsuits;

●	damaging publicity about us;

●	increased costs of doing business;

●	reduction in demand for our products; and

●	other adverse effects on our ability to develop our properties and expand production.

Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

●	exchange rate fluctuations;

●	royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

●	changes in Israel’s economy that could lead to oil and gas price controls.

Consequently, our operations may be substantially affected by local economic factors beyond our control, any of which could negatively affect our financial performance and prospects.

Legal risks could negatively affect our market value.

Legally, our operations in Israel may be subject to:

●	changes in the Petroleum Law resulting in modification of license and permit rights;

●	adoption of new legislation relating to the terms and conditions pursuant to which operations in the energy sector may be conducted;

●	changes in laws and policies affecting operations of foreign-based companies in Israel; and

●	changes in governmental energy and environmental policies or the personnel administering them.

The Israeli Energy Ministry has now enacted regulations relating to licensing requirements for entities engaged in the fuel sector that would result in our having to obtain additional licenses to market and sell hydrocarbons that we may discover.

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

Additionally, the oil and gas sector is going through very difficult financial times due to the persistently low oil and natural gas prices. This has led to drilling services company reorganizations and even bankruptcies which could impact our ability to obtain drilling equipment, crews, and services from the affected companies. All of these contingencies, over which we have little or no control, can potentially disrupt our budgets and planned time frames.

Risks Related to our Common Stock

We will issue additional common stock in the future, which would dilute the ownership interests of our existing stockholders.

In the future we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 200,000,000 shares of common stock. As of February 29, 2016, there were 38,588,455 shares of our common stock issued and outstanding.

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

We currently have a rights offering continuing through March 31, 2016 under the S-3/A.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (with an area of approximately 99,000 acres). We have now selected the specific location of our next drilling prospect well location and hope to commence drilling in the first half of 2016.

The table below summarizes certain data for our license area for the year ended December 31, 2015:

Type of Right	Name	Area (Approx. Acres)	Working Interest		Expiration Date
License	Megiddo-Jezreel	98,842	100	%(1)	December 2, 2016	(1)(2)

(1)	After the initial primary term of three years, extendable through December 2, 2020, one year at a time at the commissioner’s discretion, subject to compliance with the terms of the license as may be amended.

(2)	Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma’anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry in 2016 even though the Joseph License has expired.

The surface rights to the former drill site in the former Asher-Menashe License area are held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ein Carmel and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of the only well within the Asher-Menashe License area and acknowledges its obligation to complete the abandonment of the well in accordance with guidance from the Environmental Ministry in 2016 even though the Asher-Menashe License has expired.

Now that the Company has identified a specific drill site or sites in the new Megiddo-Jezreel License area, we are seeking surface rights from the appropriate owner.

Summary of Exploration Activities/Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities” and “Exploration Plans Going Forward”.

Office Properties

(i) The Company had a lease for 3,600 square feet of corporate office space in Dallas, Texas, which expired on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended lease for its current office premises in Dallas, Texas as well as the addition of adjacent space in the building for a total of 6,500 square feet. Pursuant to the lease amendment, the lease term on the existing office space as well as the additional premises was extended to January 31, 2016.

Rent was paid on a monthly basis and was $8,072 for each month during 2015 and through January 31, 2016.

On September 10, 2015 the Company signed a new lease agreement with Hartman Income REIT Property Holdings, LLC for new premises containing 7,276 square feet. The lease term is for 65 months from December 1, 2015 to April 30, 2021. Rent is abated for the first five months (December 2015 through April 2016). Beginning in May 2016 and extending through April 2017, rent is to be paid on a monthly basis in the base amount of $7,882 per month. Thereafter, from May 2017 through April 2018, rent is $8,186 per month; from May 2018 through April 2019, rent is $8,489 per month; from May 2019 through April 2020, rent is $8,792 per month; and from May 2020 through April 2021, rent is $9,095 per month. We are also obligated to pay our pro-rated portion of all taxes, utilities, and insurance during the lease term.

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

On December 19, 2013, we signed a new lease agreement with Caesarea Asset Edmond Benjamin de Rothschild (2001) Ltd for new premises containing 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $9,700 per month at the exchange rate in effect on the date of this report) and is linked to an increase (but not a decrease) in the CPI. Zion is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, beginning March 2016, Zion may terminate the agreement upon three months’ notice, provided the Company secures a replacement lessee approved by the lessor at its discretion.

Zion has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2015 and 2014 were $282,000 and $306,000, respectively.

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

ITEM 3.  LEGAL PROCEEDINGS

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd. (“AME”) pursuant to which AME shipped into Israel its 2,000 horsepower rig for use in the drilling contemplated by the Company’s business plan. The rig was used to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 and the Ma’anit-Joseph #3 well. Drilling operations on the Ma’anit-Joseph #3 well were concluded in July 2011, whereupon the Company released the rig.

In May, 2012, the Company and GuyneyYildizi Petrol UretimSondajMut, ve Tic A.S. (“GYP”), as successor in interest to AME, agreed that the Company would pay GYP $627,000 in full and final settlement of past bills, and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 for rig demobilization was excluded from the settlement. The drilling contract between the Company and AME provides that all disputes are to be settled by arbitration in London, United Kingdom.

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration in London filed by GYP over the $550,000 rig demobilization fee.

On May 1, 2014, Zion filed an answer in which it denied GYP’s claim for payment of the demobilization fee, and in addition, it asserted a Counterclaim against GYP.

On April 29, 2015, the arbitrator issued her Partial Award ordering Zion to pay GYP the demobilization fee of $550,000 plus interest in the amount of approximately $237,000, which continues to accrue at the rate of $180.82 per day until paid. However, any Final Award sum was not determinable until resolution of Zion’s fraud and other tort counterclaims against GYP. The Company recorded a provision in the amount of $910,000 to cover the Company's potential liability.

In August 2015, Zion and GYP began negotiating a resolution of the arbitration and the Israeli tax issues raised by any such possible resolution.

On December 22, 2015, Zion and GYP entered into a Settlement Agreement and Mutual Release resolving the arbitration by which Zion is required to pay the sum of $550,000 to and/or for the benefit of GYP plus required value added tax (“VAT”) and income tax withholding under Israeli tax law. All attorneys’ fees are to be paid by the party incurring same. Netted out of the $550,000 was an old VAT obligation of GYP and most of the required withholding taxes, both of which Zion paid directly to the Israeli Tax Authority (“ITA”), The new VAT paid by Zion on this transaction is recoverable by Zion and should be received from the ITA in the near future. All required sums under the settlement agreement have been paid by Zion.

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

The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year	High	Low
2015:
First Quarter	$1.96	$1.38
Second Quarter	$2.17	$1.72
Third Quarter	$2.91	$1.36
Fourth Quarter	$2.06	$1.36

Fiscal Year	High	Low
2014:
First Quarter	$1.96	$1.43
Second Quarter	$2.55	$1.40
Third Quarter	$2.05	$1.53
Fourth Quarter	$1.81	$1.36

The closing per share sales price of our Common Stock on March 4, 2016 was $1.91.

Holders

As of February 29, 2016 there were approximately 8,000 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2013, 2012 and 2011 are derived from our audited financial statements not included in this report. All data is in thousands of USD, except share data:

	2015	2014	2013	2012	2011
Statement of Operations Data

Revenues	—	—	—	—	—

Operating costs and expenses:

General and administrative expenses	5,472	4,142	3,618	5,078	4,995

Other	1,790	2,541	2,216	3,310	4,530

Impairment of unproved oil and gas properties	—	—	3,289	1,965	42,488

Other expense (income), net	44	73	(46)	(59)	169

Net loss	(7,306)	(6,756)	(9,077)	(10,294)	(52,182)

Net loss per share of common stock	(0.20)	(0.19)	(0.27)	(0.33)	(1. 86 )

Balance Sheet Data

Cash and cash equivalents	2,871	5,344	10,414	14,983	22,231

Unproved oil and gas properties	5,022	3,891	2,446	4,700	3,535

Current liabilities	1,453	1,165	2,095	2,859	3,847

Total liabilities	1,702	1,360	2,272	3,058	4,275

Stockholders’ equity	8,730	10,520	12,667	18,246	22,492

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

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (approximately 99,000 acres), as merged with the southern portion of the former Jordan Valley License area. We have now selected the specific location of our next drilling prospect well location and anticipate drilling our next exploratory well in 2016.

Existing and newly promulgated regulations have considerably increased the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel and, as of the date of this report we do not have final drilling permit approval. See the discussion under “The Onshore Petroleum Exploration Permitting Process in Israel” discussed above. Prior to actually spudding our next exploratory well, we will need to contract with an appropriate rig contractor. We anticipate that we will need to raise significant funds in order to complete any exploratory well that we spud. To date, we have funded our operations through the issuance of our securities, and we anticipate we will continue to need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on favorable terms (or at all).

Our executive offices are located at 12655 N Central Expressway, Suite 1000, Dallas, Texas 75243, and our telephone number is (214) 221-4610. Our field office in Israel is located at 9 Halamish Street, North Industrial Park, Caesarea 3088900, and the telephone number is +972-4-623-8500. Our website address is: www.zionoil.com.

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

During the years 2014 and 2015, the Company did not record any non-cash impairment.

The total net book value of our unproved oil and gas properties under the full cost method is $5,022,000 at December 31, 2015.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2015	2014
Operating costs and expenses:

General and administrative expenses	5,472	4,142

Other	1,790	2,541

Subtotal Operating costs and expenses	7,262	6,683

Other expense (income), net	44	73

Net loss	7,306	6,756

FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2015 were $7,262,000 compared to $6,683,000 for the year ended December 31, 2014. The increase in operating costs and expenses during the year ended December 31, 2015 compared to 2014 is primarily attributable to increase in general and administrative expenses, partially offset by decrease in other expenses, during the year ended December 31, 2015, compared to the corresponding period in 2014.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2015 were $5,472,000 compared to $4,142,000 for the year ended December 31, 2014. The increase in general and administrative expenses during the year ended December 31, 2015 compared to 2014 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants and to an increase in legal and other professional fees related to the GYP arbitration and settlement and the expenses we recorded in connection with a provision in the amount of $910,000 to cover our potential liability under the partial award in the arbitration proceeding. We finally settled the GYP matter for $550,000.

Other expenses. Other expenses during the year ended December 31, 2015 were $1,790,000 compared to $2,541,000 for the year ended December 31, 2014. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the year ended December 31, 2015 compared to 2014 is primarily attributable to operational expenses incurred during the year ended December 31, 2014 in regard to re-entry and testing of the Elijah #3 well.

Other expense, net. Other expense, net for the year ended December 31, 2015 was $44,000 compared to $73,000 for the year ended December 31, 2014.

Net Loss. Net loss for the year ended December 31, 2015 was $7,306,000 compared to $6,756,000 for the year ended December 31, 2014.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the year ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At December 31, 2015, we had approximately $2,871,000 in cash and cash equivalents compared to $5,344,000 at December 31, 2014.  Our working capital (current assets minus current liabilities) was $3,587,000 at December 31, 2015 and $6,469,000 at December 31, 2014.

As of December 31, 2015, the Company provided bank guarantees to various governmental bodies (approximately $1,164,000) and others (approximately $66,000) in respect of its drilling operation in the aggregate amount of approximately $1,230,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

During the year ended December 31, 2015, cash used in operating activities totaled $5,581,000. Cash provided by financing activities during the year ended December 31, 2015 was $3,723,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”) which offers investors the ability to purchase units and shares of our common stock directly from us. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $615,000 for the year ended December 31, 2015.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $469,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through May 31, 2016.

We need to raise funds on an immediate basis in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required. No assurance can be provided that we will be able to raise the needed operating capital through our current rights offering that is continuing through March 31, 2016.

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

The Dividend Reinvestment and Stock Purchase Plan

On March 31, 2014, we filed with the SEC the prospectus supplement dated as of March 27, 2014 and accompanying base prospectus dated March 27, 2014 (collectively, the “DSPP Prospectus”) relating to the DSPP. An Amendment No. 3 to the DSPP Prospectus was filed on January 13, 2015, which provided for the current Unit Option program.

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

On December 28, 2015, Amendment No. 6 to the Prospectus was filed extending the termination date from December 31, 2015 to March 31, 2016. All of the warrant series are scheduled to first become exercisable and tradable on May 2, 2016, which is the 31st day following the new Unit Option Termination Date (i.e., on March 31, 2016) and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

Rights Offering (July-September 2015)

On July 6, 2015, we filed with the SEC a prospectus supplement relating to our rights offering of non-transferrable subscription rights to the holders of our Common Stock as of the record date of June 19, 2015, to purchase up to 7,280,000 subscription rights, with each subscription right consisting of the right to purchase four (4) shares of Common Stock for a total purchase price of $7.00. Each shareholder that participated received 0.20 of a subscription right for each share of Common Stock owned as of close of business on the record date (i.e., ONE subscription right for each FIVE shares). Each whole subscription right represented the right to exercise one subscription right at a price of $7.00 for an average purchase price of $1.75 per share. The rights offering also included an over-subscription privilege.

On September 30, 2015, the rights offering terminated as scheduled. As a result of the rights offering, we issued approximately 551,000 shares of Common Stock. The gross proceeds from the rights offering were approximately $966,000 less approximately $113,000 fees and expenses incurred in connection with the rights offering.

Current Rights Offering (October 21, 2015 – March 31, 2016)

On October 21, 2015 we filed with the SEC a prospectus supplement for a new rights offering. Under the new rights offering we distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two (2) 10% Convertible Senior Bonds par $100 due 2021 (the “Notes”), representing up to an aggregate of $72,000,000 in principal amount of Notes, to persons who owned shares of our Common Stock on the record date of October 15, 2015, the record date for the offering. Each whole subscription right entitles the participant to purchase two (2) convertible Notes at a purchase price of $100.00 per bond.

On January 14, 2016, we extended the offering termination date to March 31, 2016. The Notes are scheduled to be issued on May 2, 2016, the 31st day following termination of the Offering. AST serves as trustee and depositary for the Notes.

The Notes are scheduled to mature May 2, 2021. No ‘sinking fund” is provided for the Notes, so that we are not required to retire the Notes periodically. Interest is payable in arrears on May 2 of each year, commencing May 2, 2017. Interest and principal may be repaid, at our option, in shares of our Common Stock at a rate specified in the Indenture. At any time, the Notes are convertible at the option of the holder into shares of our Common Stock at a specified rate unless prior redemption by us. The Notes holders are entitled to require us to re-purchase the Notes for cash in an amount equal to the outstanding principal and all accrued and unpaid interest upon the occurrence of certain events. Following the second anniversary of their issuance, we are entitled to redeem for cash the outstanding Notes at an amount equal to the outstanding principal and accrued and unpaid interest.

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2016	2017	2018	2019	Thereafter	Total
Exploration Related Commitments	632	—	—	—	—	632

Operating Leases	258	277	271	118	144	1,068

Employment Agreements	1,014	—	—	—	—	1,014

Total	1,904	277	271	118	144	2,714

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

We do not believe that the adoption of any other recently issued accounting pronouncements in 2015 will have a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2012, the NIS has experienced a revaluation of approximately 4.5% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2014 and 2013 to December 31, 2015, the USD has fluctuated by approximately 0.3% and 12.4% respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2015, we had cash, cash equivalents and short-term bank deposits of approximately $4,172,000.  The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2015 was approximately 0.15%.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2015.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2015, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.  Management reviewed the results of their assessment with our Audit Committee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to such information as set forth in our definitive Proxy Statement (the “2016 Proxy Statement”) for our 2016 annual meeting of stockholders. The 2016 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement for the 2016 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP

Balance Sheets as of December 31, 2015 and 2014.

Statements of Operations for the Years Ended December 31, 2015 and 2014.

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014.

Statements of Cash Flows for the Years Ended December 31, 2015 and 2014.

Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, Exhibit 3.1, and to the Company’s Form 8-K, filed with the SEC on June 11, 2015, Exhibit 3(i).1.)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-KSB for the year ended December 31, 2007 as filed with the SEC on March 28, 2008 and to the Company’s Form 8-K filed with the SEC on June 11, 2015, Exhibit 3(ii).1.)

4.1	Registration Statement on Form S-3 (File No. 333-193336) as amended, (incorporated by reference as filed with the SEC on March 27, 2014)

4.2	Prospectus Supplement dated March 27, 2014, as amended, (incorporated by reference as filed with the SEC on March 31, 2014)

4.3	Prospectus Supplement dated July 6, 2015 (incorporated by reference as filed with the SEC on October 21, 2015)

4.4	Prospectus Supplement dated October 21, 2015, as amended, (incorporated by reference as filed with the SEC on October 21, 2015)

4.5	Original Indenture (incorporated by reference to the Company’s Form 8-A filed with the SEC on October 21, 2015 and to the Registrant’s Prospectus, Registration No. 333-193336, Exhibit 4.2 filed with the SEC on March 13, 2014)

4.6	Supplemental Indenture effective as of October 21, 2015 between Zion Oil & Gas, Inc., as Issuer, and American Stock Transfer & Trust Company, LLC, as Trustee, (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

4.7	Form T-1 Statement of Eligibility of Trustee for Indenture under the Trust Indenture Act of 1939 (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

10.1	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated November 13, 2013 and made effective January 1, 2014 between Zion Oil & Gas, Inc. and John Brown (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 19, 2013)

(ii) Third Amended and Restated Employment Agreement dated as of April 29, 2012 between Zion Oil & Gas, Inc. and Ilan Sheena (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 as filed with the SEC on May 3, 2012)

(iii) Employment Agreement dated as of June 16, 2015 between Zion Oil & Gas, Inc. and Victor G. Carrillo.

(iv) Employment Agreement dated as of June 16, 2015 between Zion Oil & Gas, Inc. and Glen H. Perry.

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.4	Office Lease Agreement between Zion Oil & Gas, Inc., tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

Number	Description

10.5	Megiddo-Jezreel License, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

23.1*	Consent of MaloneBailey, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Ilan Sheena
	Victor G. Carrillo Chief Executive Officer & Executive		Ilan Sheena, Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Date: March 15, 2016		Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor G. Carrillo	Chief Executive Officer and Director	March 15, 2016
Victor G. Carrillo	(Principal Executive Officer)

/s/ Ilan Sheena	Chief Financial Officer	March 15, 2016
Ilan Sheena	(Principal Financial Officer and Principal Accounting Officer)

/s/ John M. Brown	Chairman of the Board of Directors	March 15, 2016
John M. Brown

/s/ Glen Perry	President, Chief Operating Officer and Director	March 15, 2016
Glen Perry

/s/ William H. Avery	General Counsel and Director	March 15, 2016
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 15, 2016
Martin M. van Brauman

/s/ Paul Oroian	Director	March 15, 2016
Paul Oroian

/s/ Yehezkel Druckman	Director	March 15, 2016
Yehezkel Druckman

/s/ Forrest A. Garb	Director	March 15, 2016
Forrest A. Garb

/s/ Kent Siegel	Director	March 15, 2016
Kent Siegel

/s/ Gene Scammahorn	Director	March 15, 2016
Gene Scammahorn

/s/ Justin W. Furnace	Director	March 15, 2016
Justin W. Furnace

/s/ Dustin L. Guinn	Director	March 15, 2016
Dustin L. Guinn
/s/ Ralph F. DeVore	Director	March 15, 2016
Ralph F. DeVore

Zion Oil & Gas, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Zion Oil & Gas, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 15, 2016

Zion Oil & Gas, Inc.

Balance Sheets as of

	December 31, 2015	December 31, 2014
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	2,871	5,344
Fixed short term bank deposits - restricted	1,301	1,298
Fixed short term time deposits	-	531
Prepaid expenses and other	360	280
Deferred Offering Cost	134
Other receivables	374	181
Total current assets	5,040	7,634

Unproved oil and gas properties, full cost method	5,022	3,891

Property and equipment at cost
Net of accumulated depreciation of $473 and $412	144	186

Other assets
Assets held for severance benefits	226	169

Total assets	10,432	11,880

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	396	132
Asset retirement obligation	204	163
Accrued liabilities	853	870
Total current liabilities	1,453	1,165

Provision for severance pay	249	195

Total liabilities	1,702	1,360

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at December 31, 2015 : Issued and outstanding: 38,220,258 and 35,755,304 shares at December 31, 2015 and December 31, 2014 respectively	382	358
Additional paid-in capital	150,450	144,958
Accumulated deficit	(142,102)	(134,796)
Total stockholders’ equity	8,730	10,520

Total liabilities and stockholders’ equity	10,432	11,880

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Operations

	For the year ended December 31,
	2015	2014
	US$ thousands	US$ thousands

General and administrative	5,472	4,142
Other	1,790	2,541
Loss from operations	(7,262)	(6,683)

Other income (expense), net
Foreign exchange (loss)	(10)	(63)
Financial (expenses), net	(34)	(10)

Loss before income taxes	(7,306)	(6,756)
Income taxes	—	—

Net loss	(7,306)	(6,756)

Net loss per share of common stock - basic and diluted (in US$)	(0.20)	(0.19)

Weighted-average shares outstanding–basic and diluted (in thousands)	37,408	35,060

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2013	34,006	340	140,367	(128,040)	12,667
Funds received from sale of DSPP units and shares	1,662	17	3,370	—	3,387
Funds received from option exercises	87	1	—	—	1
Value of options granted to employees, directors and others	—	—	1,221	—	1,221
Net loss	—	—	—	(6,756)	(6,756)
Balances as of December 31, 2014	35,755	358	144,958	(134,796)	10,520

Funds received from sale of DSPP units and shares	1,795	18	3,656	—	3,674
Funds received from option exercises	670	6	43	—	49
Value of options granted to employees, directors and others	—	—	1,793	—	1,793
Net loss	—	—	—	(7,306)	(7,306)
Balances as of December 31, 2015	38,220	382	150,450	(142,102)	8,730

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2015	2014
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(7,306)	(6,756)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	61	80
Cost of options issued to employees, directors & others	1,699	1,129
Interest on short term bank deposits	11	25
Change in assets and liabilities, net:
Prepaid expenses and other	(80)	14
Deferred Offering Cost	(134)
Change in other receivables	(193)	(136)
Severance pay, net	(3)	(7)
Accounts payable	261	(8)
Accrued liabilities	62	(464)
Asset retirement obligation	41	(320)
Net cash used in operating activities	(5,581)	(6,443)

Cash flows from investing activities
Investment in short term bank deposits	517	(467)
Acquisition of property and equipment	(19)	(35)
Investment in unproved oil and gas properties	(1,113)	(1,513)
Net cash used in investing activities	(615)	(2,015)

Cash flows from financing activities
Proceeds from sale of stock and exercise of options	3,723	3,388
Net cash provided by financing activities	3,723	3,388

Net decrease in cash and cash equivalents	(2,473)	(5,070)
Cash and cash equivalents – beginning of period	5,344	10,414
Cash and cash equivalents – end of period	2,871	5,344

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	94	92
Unpaid investments in oil & gas properties	55	131
Unpaid acquisitions of property and equipment	-	22

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 15 years of oil & gas exploration in Israel. As of December 31, 2015, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud within the second quarter of 2016. The spudding and drilling of this well to the desired depth is subject to the Company raising sufficient funds from the current rights offering scheduled to terminate on March 31, 2016.

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

Under the terms of this license, the Company had until July 1, 2015 to identify and submit a drilling prospect. The license terms also called for it to enter into a drilling contract by October 1, 2015 and begin drilling or “spud” a well by December 1, 2015. The Company applied for an extension/revision of the current MJL terms on September 3, 2015, which was subsequently approved. Currently, the Company has until July 1, 2016 to spud a well within the MJL (See also note 10).

In late June 2015, the Company entered into drilling contract negotiations with Viking Services, BV (“Viking”), and Viking’s Israeli subsidiary, for use of a land-based rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s MJL. Had the deal closed, Viking would commit to use Rig I-35 to drill Zion’s Megiddo-Jezreel #1 well. Over the last few months, the Company became aware that Viking was undergoing a restructuring whereby there would be a high-level management change and their Israel operations would very likely change. Therefore, drilling contract negotiations with Viking were suspended pending the outcome of the restructuring, which to date, remains unresolved.

In the interim, the Company initiated drilling contract negotiations with Lapidoth, an Israeli-based drilling services provider, and we remain currently engaged in those negotiations.

On August 23, 2015, the Company formally submitted to the Northern District Committee a further revised and updated an environmental impact assessment (EIA) document for the Company's upcoming Megiddo-Jezreel #1 well. On November 30, 2015, Zion submitted a Drilling Program proposal to the Petroleum Commissioner. On December 21, 2015, the Northern District Committee unanimously granted approval of the Company’s drilling request (“Hafkada”), including the EIA. This is a critically important step to drill a well under Israel’s complex, detailed, and extensive regulatory process.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

On September 3, 2015, the Company submitted its Application for Extension of Drilling Date (Megiddo-Jezreel License No. 401). Based on regulatory, financial and other delays that precluded Zion from spudding the well by December 1, 2015, Zion sought an extension of Special Conditions as shown below.

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

Zion’s Former Jordan Valley, Joseph, and Asher-Menashe Licenses

On March 29, 2015, the Energy Ministry formally approved Zion’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Company has plugged all of its exploratory wells (in the former Joseph and Asher-Menashe Licenses) but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2015, the Company incurred a net loss of approximately $7.3 million and had an accumulated deficit of approximately $142 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through May 2016.

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances. There can be no assurance that this capital will be available through the current rights offering scheduled to terminate on March 31, 2016 or otherwise, and if it is not, the Company may be forced to curtail or cease exploration and development activities, including the drilling of the planned MJL exploratory well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See also note 10).

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

C. Fixed Short Term time deposits

Interest bearing deposits for a period which exceeds three months but not more than 12 months and are not restricted are classified as Fixed Short Term time deposits.

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

During the year ended December 31, 2015, and 2014, the Company did not record a non-cash impairment charge of its unproved oil and gas properties (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $5,022,000 and $3,891,000 as of December 31, 2015 and 2014, respectively.

E. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated over its estimated useful lives of three to fourteen years. Depreciation charged to expense amounted to $61,000 and $80,000 for the years ended December 31, 2015, and 2014, respectively.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes”, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2015 and 2014.

I. Environmental Costs and Loss Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of Financial Accounting Standards Board (FASB) ASC Subtopic 410-20, Asset Retirement Obligations and Environmental Obligations – Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of environmental remediation costs from third parties that are probable of realization are separately recorded as assets, and are not offset against the related environmental liability.

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

K. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 5,196,848 and 4,653,986 Common Stock equivalents in 2015 and 2014 respectively, would be anti-dilutive.

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

N. Recently Adopted Accounting Pronouncements

We do not believe that the adoption of any other recently issued accounting pronouncements in 2015 had a significant impact on our financial position, results of operations, or cash flow.

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

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2015 and 2014, the Company has a provision for severance pay of $249,000 and $195,000, respectively, of which all was long-term. As of December 31, 2015 and 2014, the Company has $226,000 and $169,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2015	December 31, 2014
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	1,312	895
Capitalized salary costs	1,177	916
Legal costs, license fees and other preparation costs	2,506	2,079
Other costs	27	1
	5,022	3,891

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2015	December 31, 2014
	US$ thousands	US$ thousands

Employees related	196	120
Institutions & vendors	-	509
Rights offering payables	540	-
Other	117	241
	853	870

Note 6 - Stockholders’ Equity

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

During the year ended December 31, 2015, the Company granted the following options from the 2005 Stock Option Plan, to purchase:

i.	128,500 shares of Common Stock to senior officers, other staff members, and service providers at an exercise price of $1.38 per share. The options vested upon grant and are exercisable through January 2, 2025. The fair value of the options at the date of grant amounted to approximately $106,000.

ii.	25,000 shares of Common Stock to a senior officer at an exercise price of $1.38 per share. The options have a par value of $.01. The options vested as scheduled on June 30, 2015 and are exercisable through January 1, 2025. The fair value of the options at the date of grant amounted to approximately $21,000 and,

iii.	123,500 shares of Common Stock to directors, senior officers, other staff members, and service providers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 17, 2025. The fair value of the options at the date of grant amounted to $220,000.

During the year ended December 31, 2014, the Company granted the following options from the 2005 Plan, to purchase:

i.	25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended March 31, 2014 and are exercisable through March 31, 2024. The fair value of the options at the date of grant amounted to $47,524.

ii.	20,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through March 31, 2024. The fair value of the options at the date of grant amounted to $38,018.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

iii.	10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through March 31, 2024. The fair value of the options at the date of grant amounted to $19,009.

iv.	10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended June 30, 2014 and are exercisable through April 1, 2024. The fair value of the options at the date of grant amounted to $19,009.

v.	45,000 shares of Common Stock to one senior officer, other staff members and service providers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through June 11, 2024. The fair value of the options at the date of grant amounted to $93,228.

vi.	1,693 shares of Common Stock to one staff member at an exercise price of $1.67 per share. The options vested upon grant and are exercisable through October 1, 2024. The fair value of the options at the date of grant amounted to $1,662.

vii.	25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through December 1, 2024. The fair value of the options at the date of grant amounted to $39,019.

C. 2011 Equity Incentive Stock Option Plan

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

During the year ended December 31, 2015, the Company granted the following options from the 2011 Equity Incentive Plan for employees and consultants, to purchase:

i.

10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vest in equal quarterly instalments over four consecutive quarters, beginning with the quarter ended June 30, 2015 and are exercisable through April 2, 2025. The fair value of the options at the date of grant amounted to approximately $18,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

ii.	360,000 shares of Common Stock to staff members and service providers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through August 3, 2025. The fair value of the options at the date of grant amounted to approximately $630,000.

iii.	100,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $143,000.

iv.	225,000 shares of common stock to senior officers, and other staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 30, 2025. The fair value of the options at the date of grant amounted to approximately $311,000.

During the year ended December 31, 2014, the Company granted the following options under the 2011 Plan to purchase:

534,000 shares of common stock to senior officers, other staff members, and service providers at an exercise price of $1.67 per share. The options vested upon grant and are exercisable through October 1, 2024. The fair value of the options at the date of grant amounted to $562,660.

D. 2011 Non-Employee Directors Stock Option Plan

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

During the year ended December 31, 2015, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.	108,000 shares of Common Stock to non-employee directors at an exercise price of $1.38 per share. The options vested upon grant and are exercisable through January 2, 2021. The fair value of the options at the date of grant amounted to approximately $68,000; and

ii.	25,000 shares of Common Stock to a non-employee director at an exercise price of $2.03 per share. The options have a par value of $.01. The options vested upon grant and are exercisable through May 1, 2021. The fair value of the options at the date of grant amounted to approximately $23,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2014, the Company granted the following options from the 2011 Directors’ Plan, to purchase:

i.	25,000 shares of Common Stock to one non-employee director at an exercise price of $1.95 per share. The options vested upon grant and are exercisable through April 2, 2020. The fair value of the options at the date of grant amounted to $25,085.

ii.	390,000 shares of Common Stock to nine non-employee director at an exercise price of $1.67 per share. The options vested upon grant and are exercisable through October 1, 2020. The fair value of the options at the date of grant amounted to $307,763.

E. Warrants and Options

The Company has reserved 5,196,848 shares of common stock as of December 31, 2015 for the exercise of warrants and options to employees and non-employees, of which 5,194,348 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees

	0.01		20,000	November 11, 2023	Options
	0.01		10,000	June 11, 2024	Options
	0.01		10,000	April 16, 2025	Options
	1.67		115,000	October 01, 2024	Options
	1.70		130,000	December 20, 2022	Options
	2.61		77,000	December 04, 2022	Options
To employees and directors

	0.01		20,000	January 31, 2020	Options
	0.01		23,500	November 11, 2023	Options
	0.01		45,000	March 31, 2024	Options
	0.01		10,000	June 11, 2024	Options
	0.01		5,000	March 31, 2025	Options
	0.01		32,000	April 16, 2025	Options
	0.01		154,500	August 03, 2025	Options
	0.01		200,000	October 01, 2025	Options
	0.01		25,000	December 31, 2025	Options
	1.38		149,750	January 02, 2025	Options
	1.38		108,000	January 02, 2021	Options
	1.67		390,000	October 01, 2020	Options
	1.67		399,443	October 01, 2024	Options
	1.70		132,500	December 21, 2018	Options
	1.70		228,500	December 20, 2022	Options
	1.73		25,000	January 09, 2019	Options
	1.82		25,000	June 13, 2017	Options
	1.86		25,000	December 03, 2018	Options
	1.95		25,000	April 02,2020	Options
	1.96		25,000	September 3, 2019	Options
	2.03		25,000	May 01, 2021	Options
	2.28		25,000	July 10, 2019	Options
	2.61		200,000	December 04, 2017	Options
	2.61		929,500	December 04, 2021	Options
	4.45		25,000	January 26, 2016	Options
	4.55		15,000	January 31, 2016	Options
To investors

	2.00		1,567,155	January 31, 2020	Warrants
Total	1.83	*	5,196,848

  ___________________

* Weighted Average

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2014 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2013	2,399,250	2.24

Changes during 2014 to:
Granted to employees, officers, directors and others	1,085,693	1.47
Expired/Cancelled/Forfeited	(308,250)	2.67
Exercised	(87,000)	0.01
Outstanding, December 31, 2014	3,089,693	1.99

Changes during 2015 to:
Granted to employees, officers, directors and others	1,280,000	0.33
Expired/Cancelled/Forfeited	(62,500)	2.39
Exercised	(677,500)	0.07
Outstanding, December 31, 2015	3,629,693	1.76
Exercisable, December 31, 2015	3,627,193	1.76

The aggregate intrinsic value of options exercised during 2015 and 2014 was approximately $1,033,000 and $170,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2015 totaling 5,196,848 was approximately $1,405,000.

The following table summarizes information about stock options outstanding as of December 31, 2015:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.01	2,500	9.25	0.01	0.01	2,500	9.25	0.01
—	—	—	—	0.01	42,000	9.30	0.01
—	—	—	—	0.01	20,000	8.45	0.01
—	—	—	—	0.01	45,000	8.25	0.01
—	—	—	—	0.01	43,500	7.87	0.01
—	—	—	—	0.01	20,000	4.09	0.01
—	—	—	—	0.01	154,500	9.60	0.01
—	—	—	—	0.01	200,000	9.60	0.01
—	—	—	—	0.01	25,000	10.00	0.01
—	—	—	—	1.38	108,000	5.01	1.38
—	—	—	—	1.38	149,750	9.02	1.38
—	—	—	—	1.67	390,000	4.76	1.67
—	—	—	—	1.67	514,443	8.76	1.67
—	—	—	—	1.70	358,500	6.98	1.70
—	—	—	—	1.70	132,500	2.98	1.70
—	—	—	—	1.73	25,000	3.03	1.73
—	—	—	—	1.82	25,000	1.45	1.82
—	—	—	—	1.86	25,000	2.93	1.86
—	—	—	—	1.95	25,000	4.26	1.95
—	—	—	—	1.96	25,000	3.68	1.96
—	—	—	—	2.03	25,000	5.34	2.03
—	—	—	—	2.28	25,000	3.53	2.28
—	—	—	—	2.61	200,000	1.93	2.61
—	—	—	—	2.61	1,006,500	5.93	2.61
—	—	—	—	4.45	25,000	0.07	4.45
—	—	—	—	4.55	15,000	0.39	4.55
0.01	2,500		0.01	0.01-4.55	3,627,193		1.76

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.53	$1.70
Dividend yields	—	—
Expected volatility	68%-70%	70%-82%
Risk-free interest rates	0.97%-1.6%	0.94%-1.74%
Expected lives (in years)	3.00-5.50	3.00-5.50
Weighted-average grant date fair value	$1.36	$1.01

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2015	2014
Weighted-average fair value of underlying stock at grant date	$1.74	$1.73
Dividend yields	—	—
Expected volatility	72%-74%	75%
Risk-free interest rates	1.87%-2.23%	2.42%-2.65%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.71	$1.43

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

E. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2015	2014
US$	US$
1,528,000	1,000,000

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2015	2014
US$	US$
265,000	221,000

As of December 31, 2015, there was approximately $1,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2016.

G. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended. On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a new unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three (3) Common Stock purchase warrants with each unit priced at $4.00. Each warrant affords the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrant series have different expiration dates that have been extended.

On July 29, 2015, Amendment No. 5 to the Original Prospectus Supplement was filed extending the Unit Option through December 31, 2015 with the same terms and conditions in place.

All of the warrant series were scheduled to first become exercisable and tradable on January 31, 2016, which is the 31st day following the new Unit Option’s scheduled termination date of December 31, 2015, and continue to be exercisable through January 31, 2017 for ZNWAB (1 year), January 31, 2018 for ZNWAC (2 years) and January 31, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

On December 28, 2015 Amendment No. 6 to the Original Prospectus Supplement was filed extending the scheduled termination date of the Unit Option to March 31, 2016.

The Company filed an application with NASDAQ to list the three warrants on the NASDAQ Global Market under the symbols “ZNWAB,” “ZNWAC,” and “ZNWAD;” however, no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

The warrants are scheduled to first become exercisable and tradable on May 2, 2016 (the first trading day after the 31st day following the Unit Option Termination Date) and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Unit is priced at $4.00 per Unit and no change has been made to the warrant exercise price of $1.00 per share.

Through the year ended December 31, 2015, approximately $2,822,000 has been raised under the DSPP program. As a result, the Company issued approximately 1,242,000 shares of its Common Stock during the same period. Additionally, warrants for approximately 861,000 shares of Common Stock were issued during the year ended December 31, 2015 (approximately 287,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP inception date to December 31, 2015 is approximately $8,686,000.

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

On September 30, 2015, the rights offering terminated as scheduled. The gross proceeds from the rights offering of approximately $966,000, less fees and expenses incurred in connection with the rights offering, will be used by the Company to further its drilling efforts and as otherwise provided in the prospectus. As a result of the rights offering, the Company issued approximately 553,000 shares of Common Stock.

I. Current Rights Offering (October 21, 2015 – March 31, 2016)

On October 21, 2015, the Company filed with the SEC a prospectus supplement for a new rights offering. Under the new rights offering, the Company distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two (2) 10% Convertible Senior Bonds par $100 due 2021 (the “Notes”), representing up to an aggregate of $72,000,000 in principal amount of Notes, to persons who owned shares of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitles the participant to purchase two (2) convertible bonds at a purchase price of $100.00 per bond.   Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”). The offering was scheduled to terminate on January 15, 2016 but was extended to March 31, 2016. The Notes will be issued on May 2, 2016, the 31st day following termination of the Offering. AST serves as the trustee and depositary under the Indenture.   The Notes are scheduled to mature on May 2, 2021. No ‘sinking fund” is provided for the Notes, so that the Company is not required to retire the Notes periodically. Interest is payable in arrears on May 2 of each year, commencing May 2, 2017. Interest and principal may be repaid, at the Company’s option, in shares of the Company’s Common Stock at a rate specified in the Indenture. At any time, the Notes are convertible at the option of the holder into shares of the Company’s Common Stock at a specified rate. Under certain conditions, the Note holders can require us to re-purchase the Notes for cash in an amount equal to the outstanding principal and all accrued and unpaid interest. Following the second anniversary of their issuance, the Company is entitled to redeem for cash the outstanding Notes at an amount equal to the outstanding principal and accrued and unpaid interest. The Company evaluated the conversion feature for an embedded derivative and beneficial conversion feature (see Note 10).

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

Note 7 - Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:

	December 31, 2015	December 31, 2014
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	46,216	43,892
Other	2,221	1,688
Total gross deferred tax assets	48,437	45,580
Less – valuation allowance	(46,740)	(44,259)
Net deferred tax assets	1,697	1,321

Deferred tax liabilities:
Property and equipment	10	2
Unproved oil and gas properties	(1,707)	(1,323)
Total gross deferred tax liabilities	(1,697)	(1,321)

Net deferred tax asset	—	—

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $135,931,000 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2036. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2015 and 2014.

At December 31, 2015, the Company has available federal net operating loss carry forwards of approximately $135,931,000 to reduce future U.S. taxable income. These amounts expire from 2022 to 2036.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 – Income Taxes (cont’d)

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2015, the Company has available net operating loss carry forwards of approximately $93,595,000 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2015	Year ended December 31, 2014
	US$ thousands	US$ thousands
Pre-tax loss as reported	(7,306)	(6,756)

U.S. statutory tax rate	34%	34%
Theoretical tax expense	(2,484)	(2,297)

Increase in income tax expense resulting from:

Permanent differences	3	5
Other differences	—	—
Change in valuation allowance	2,481	2,292
Income tax expense	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2012.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2011 tax year can be regarded as final.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (cont’d)

B. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the Company former Asher-Menashe and Joseph License areas to be approximately $204,000 based on current cost rather than Net Present Value. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2015	2014
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	163	483
Liabilities Settled	(249)	(320)
Revision of Estimate	290	—
Retirement Obligations, Ending Balance	204	163

Liabilities of approximately $249,000 were settled for the year ended December 31, 2015; those liabilities were related to the Asher-Menashe and Joseph License areas.

Approximately $290,000 were accrued for year ended December 31, 2015, and were primarily due to changes in estimated costs for future Plug & Abandonment activities related to the Asher-Menashe and Joseph License areas.

C. Environmental and Onshore Licensing Regulatory Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean-up/remediation of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d

Note 8 - Commitments and Contingencies (cont’d)

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

Due to the Petroleum Commissioner’s discretion in the matter, the Company has not provided bank guarantees based on the September 2014 guidelines as it has not had a request from the Commissioner. As of December 31, 2015, the Company has not received a specific request seeking payment and therefore, has not yet provided any of the additional bank guarantees called for in the new guidelines.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

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

D. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% interest in the aggregate). At December 31, 2015, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

E. Office and Vehicle Leases

(i) The Company had a lease for 3,600 square feet of corporate office space in Dallas, Texas, which was set to expire on October 31, 2011. On October 11, 2011, the Company and the landlord entered into an amended lease for its current office premises in Dallas, Texas as well as the addition of adjacent space in the building for a total of 6,500 square feet. Pursuant to the lease amendment, the lease term on the existing office space as well as the additional premises was extended to January 31, 2016.

Rent was paid on a monthly basis and was $6,996 per month for each month from November 1, 2011 through October 31, 2012; thereafter, $7,534 for each month through October 31, 2013; $7,534 for each month through October 31, 2014 and $8,072 for each month through January 31, 2016. Notwithstanding the foregoing, the parties agreed that so long as there was no event of default under the lease amendment, monthly payments of $1,434 through October 31, 2012 and $1,544 thereafter through January 31, 2016 were abated.

On September 10, 2015 the Company signed a new lease agreement with Hartman income REIT Property Holdings, LLC for new premises containing 7,276 square feet. The lease term is for 65 months (about 5.5 years) from December 1, 2015 to April 30, 2021. Rent is abated for the first five (5) month which is December 2015 through April 2016. Beginning in May 2016 and extending through April 2017, rent is to be paid on a monthly basis in the base amount of $7,882 per month. Beginning in May 2017 and extending through April 2018, rent is to be paid on a monthly basis in the base amount of $8,186 per month. Beginning in May 2018 and extending through April 2019, rent is to be paid on a monthly basis in the base amount of $8,489 per month. Beginning in May 2019 and extending through April 2020, rent is to be paid on a monthly basis in the base amount of $8,792 per month. Beginning in May 2020 and extending through April 2021, rent is to be paid on a monthly basis in the base amount of $9,095 per month. The Company is also obligated to pay its pro-rated portion of all taxes, utilities, and insurance during the lease term.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (cont’d)

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2015 and 2014 were $282,000 and $306,000, respectively.

The future minimum lease payments as of December 31, 2015 are as follows:

US$ thousands

2016	258
2017	277
2018	271
2019	118
2020 and thereafter	144
1,068

F. Former Drilling Contract with AME/GYP

On September 12, 2008, the Company entered into a drilling contract with Aladdin Middle East Ltd. (“AME”) pursuant to which AME shipped into Israel its 2,000 horsepower rig for use in the drilling contemplated by the Company’s business plan. The rig was used to drill the Ma’anit-Rehoboth #2 well, the Elijah #3 and the Ma’anit-Joseph #3 well. Drilling operations on the Ma’anit-Joseph #3 well were concluded in July 2011, whereupon the Company released the rig.

In May, 2012, the Company and GuyneyYildizi Petrol UretimSondajMut, ve Tic A.S. (“GYP”), as successor in interest to AME, agreed that the Company would pay GYP $627,000 in full and final settlement of past bills, and such amount was paid on May 15, 2012. However, the matter related to GYP’s demand for $550,000 for rig demobilization was excluded from the settlement. The drilling contract between the Company and AME provides that all disputes are to be settled by arbitration in London, United Kingdom.

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration in London filed by GYP over the $550,000 rig demobilization fee.

On May 1, 2014, Zion filed an answer in which it denied GYP’s claim for payment of the demobilization fee, and in addition, it asserted a Counterclaim against GYP.

On April 29, 2015, the arbitrator issued her Partial Award ordering Zion to pay GYP the demobilization fee of $550,000 plus interest in the amount of approximately $237,000, which continues to accrue at the rate of $180.82 per day until paid. However, any Final Award sum was not determinable until resolution of Zion’s fraud and other tort counterclaims against GYP. The Company recorded a provision in the amount of $910,000 to cover the Company's potential liability.

In August 2015, Zion and GYP began negotiating a resolution of the arbitration and the Israeli tax issues raised by any such possible resolution.

On December 22, 2015, Zion and GYP entered into a Settlement Agreement and Mutual Release resolving the arbitration by which Zion is required to pay the sum of $550,000 to and/or for the benefit of GYP plus required value added tax (“VAT”) and income tax withholding under Israeli tax law. All attorneys’ fees are to be paid by the party incurring same. Netted out of the $550,000 was an old VAT obligation of GYP and most of the required withholding taxes, both of which Zion paid directly to the Israeli Tax Authority (“ITA”), The new VAT paid by Zion on this transaction is recoverable by Zion and should be received from the ITA in the near future. All required sums under the settlement agreement have been paid by Zion.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Commitments and Contingencies (cont’d)

G. Bank Guarantees

As of December 31, 2015, the Company provided bank guarantees to various governmental bodies (approximately $1,164,000) and others (approximately $66,000) in respect of its drilling operation in an aggregate amount of approximately $1,230,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

H. New Branch

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2014-2015 have rendered obtaining new exploration licenses more time-consuming and expensive.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 – Risks and Uncertainties (cont’d)

The Company believes that these new and/or revised regulations will also significantly increase the time, effort, and expenditures associated with obtaining all of the necessary authorizations and approvals prior to drilling any subsequent well.

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

●	exchange rate fluctuations between the Israeli shekel versus the US Dollar;

●	the extreme latest change in the oil and gas commodities price and hence the cost of oilfield services and drilling equipment;

●	royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority; and

●	changes in Israel’s economy that could lead to legislation establishing oil and gas price controls.

Consequently, our operations may be substantially affected by local economic factors beyond our control, any of which could negatively affect our financial performance and prospects.

Legal risks could negatively affect our market value.

Legally, our operations in Israel may be subject to:

●	changes in the Petroleum Law resulting in modification of license and permit rights;

●	adoption of new legislation relating to the terms and conditions pursuant to which operations in the energy sector may be conducted;

●	changes in laws and policies affecting operations of foreign-based companies in Israel; and

●	changes in governmental energy and environmental policies or the personnel administering them.

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

Note 10 - Subsequent Events

(i) On January 1, 2016, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 25,000 shares of Common Stock to a senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through December 31, 2025. The fair value of the options at the date of grant amounted to approximately $46,000.

(ii) On January 5, 2016, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 25,000 shares of Common Stock to a senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2026. The fair value of the options at the date of grant amounted to approximately $47,000.

(iii) On January 14, 2016, the Company extended the scheduled termination date of the current rights offering from January 15, 2016 to March 31, 2016.The issuance date of the Notes will be May 2, 2016, which is the 31st day following the extended termination date of the subscription rights offering. The maturity date of the Notes was extended from February 15, 2021 to May 2, 2021. The bonds shall bear interest from the new date of issuance, May 2, 2016, and payable on May 2nd of each year, beginning on May 2, 2017. The “regular record date” for interest payments shall continue to be 10 business days prior to the payment date. The Notes continue to be redeemable at any time after the second anniversary of their issuance date. The Notes continue to be convertible at any time prior to the close of business on the business day immediately prior to the 30 day period preceding the maturity date.

(iv) On January 15, 2016, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 35,000 shares of Common Stock to a non-employee director and a staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 15, 2026. The fair value of the options at the date of grant amounted to approximately $59,000.

(v) On January 29, 2016, the Company submitted a second Application for Extension of Drilling Date, and on February 7, 2016, the Petroleum Commissioner formally approved the application as follows:

NO.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Sign contract with drilling contractor and forward to Petroleum Commissioner	15 April 2016
2	Submit detailed engineering plan to carry out / perform drilling	15 April 2016
3	Begin drilling / spud well in license area	1 July 2016
4	Submit final report on the results of drilling	15 November 2016
5	Submit a plan for continued work in the license area	1 December 2016

(vi) On February 1, 2016, the Company granted options from the 2011 Non-Employee Directors Stock Option Plan, to purchase 25,000 shares of Common Stock to a non-employee director at an exercise price of $1.87 per share. The options vested upon grant and are exercisable through January 31, 2022. The fair value of the options at the date of grant amounted to approximately $20,000.

