Form 10-Q
period 2016-03-31
ZION OIL & GAS INC
filed 2016-05-16
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2016; or

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

As of April 29, 2016, Zion Oil & Gas, Inc. had outstanding 39,145,163 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	March 31, 2016	December 31, 2015
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	3,900	2,871
Fixed short term bank deposits – restricted	1,269	1,301
Prepaid expenses and other	347	360
Deferred offering cost	136	134
Other receivables	1,158	374
Total current assets	6,810	5,040

Unproved oil and gas properties, full cost method	5,459	5,022

Property and equipment at cost
Net of accumulated depreciation of $488 and $473	141	144

Other assets
Assets held for severance benefits	245	226

Total assets	12,655	10,432

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	301	396
Asset retirement obligation	201	204
Accrued liabilities	298	853
Total current liabilities	800	1,453

Long-term liabilities
10% Senior convertible bonds (see Note 6)	3,470	-
Provision for severance pay	275	249
Total long-term liabilities	3,745	249

Total liabilities	4,545	1,702

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at March 31, 2016: Issued and outstanding: 38,838,723 and 38,220,258 shares at March 31, 2016 and December 31, 2015 respectively	388	382
Additional paid-in capital	151,376	150,450
Accumulated deficit	(143,654)	(142,102)
Total stockholders’ equity	8,110	8,730

Total liabilities and stockholders’ equity	12,655	10,432

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

 Statements of Operations (Unaudited)

	For the three months ended March 31,
	2016	2015
	US$ thousands	US$ thousands

General and administrative	1,172	1,920
Other	391	466
Loss from operations	(1,563)	(2,386)

Other income (expense), net
Foreign exchange gains,(loss)	21	(13)
Financial (expenses), net	(10)	(10)

Loss before income taxes	(1,552)	(2,409)
Income taxes	—	—

Net loss	(1,552)	(2,409)

Net loss per share of common stock - basic and diluted (in US$)	(0.04)	(0.07)

Weighted-average shares outstanding–basic and diluted (in thousands)	38,995	36,030

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2015	38,220	382	150,450	(142,102)	8,730
Funds received from sale of DSPP units and shares	306	3	754	—	757
Funds received from option exercises	312	3	—	—	3
Value of options granted to employees, directors and others	—	—	172	—	172
Net loss	—	—	—	(1,552)	(1,552)
Balances as of March 31, 2016	38,838	388	151,376	(143,654)	8,110

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2016	2015
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(1,552)	(2,409)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	15	16
Cost of options issued to employees, directors & others	172	178
Interest on short term bank deposits	(10)	17
Change in assets and liabilities, net:
Prepaid expenses and other	13	38
Change in other receivables	31	140
Severance pay, net	7	5
Accounts payable	(281)	(33)
Accrued liabilities	(562)	791
Asset retirement obligation	(3)	(14)
Net cash used in operating activities	(2,170)	(1,271)

Cash flows from investing activities
Investment in short term bank deposits	42	531
Acquisition of property and equipment	(12)	(1)
Investment in unproved oil and gas properties	(244)	(217)
Net cash (used in) provided by investing activities	(214)	313

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	2,655	-
Deferred offering cost	(2)	-
Proceeds from sale of stock and exercise of options	760	428
Net cash provided by financing activities	3,413	428

Net decrease in cash and cash equivalents	1,029	(530)
Cash and cash equivalents – beginning of period	2,871	5,344
Cash and cash equivalents – end of period	3,900	4,814

Non-cash investing and financing activities:
10% Senior convertible bonds - cash held in escrow	815	-
Cost of options capitalized to oil & gas properties	-	7
Unpaid investments in oil & gas properties	248	72

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 16 years of oil and gas exploration in Israel. As of March 31, 2016, the Company had no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud within the third quarter of 2016. The drilling of this well to the desired depth is subject to the Company raising sufficient funds from equity or debt offerings, of which no assurance can be provided (see Note 6).

Megiddo-Jezreel Petroleum License (“MJL”)

The MJL was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

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

The Company is in negotiations with prospective drilling contractor(s) for the provision of an appropriate drilling rig (for lease and/or purchase) and staff. The Company is also in negotiations with the local kibbutz (Sde Eliyahu) on whose property the drilling pad is situated for access and drilling rights. Finally, the Company needs the requisite authorization from the Israel Lands Authority (the “ILA”), the formal lessor of the land to the Kibbutz, to access and utilize the drill site. The Company has filed with ILA all of the requisite applications and, as of the date of this report, the Company has not received formal approval from the ILA. These are critical agreements that are necessary before spudding of the planned Megiddo-Jezreel #1 well can commence.

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

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other subsequent interim period.

To date, the Company has not achieved a discovery of either oil or natural gas in commercial quantities. The Company incurs cash outflows from operations and all exploration activities and overhead expenses to date have been financed by way of equity and debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2016, the Company incurred a net loss of approximately $1.6 million and had an accumulated deficit of approximately $143.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration program. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through July 2016.

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances. There can be no assurance that this capital will be available, and if it is not, the Company may be forced to curtail or cease exploration and development activities, including the drilling of the planned MJL exploratory well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (the “Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 6,039,104 and 4,785,118 Common Stock equivalents in the three-month period ended March 31, 2016 and 2015 respectively, would be anti-dilutive.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $5,459,000 and $5,022,000 as of March 31, 2016 and December 31, 2015, respectively.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

D.	Recently Adopted Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2016 had a significant impact on our financial position, results of operations, or cash flow.

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan for employees and consultants

During the three months ended March 31, 2016, the Company granted the following options from the 2011 Equity Incentive Plan for employees and consultants, to purchase:

i.	25,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through December 31, 2025. The fair value of the options at the date of grant amounted to approximately $46,000.

ii.	25,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through January 4, 2026. The fair value of the options at the date of grant amounted to approximately $47,000.

iii.	35,000 shares of Common Stock to a non-employee director and a staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 15, 2026. The fair value of the options at the date of grant amounted to approximately $59,000 (see Note 6).

B.	2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2016, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.	25,000 shares of Common Stock to a non-employee director at an exercise price of $1.87 per share. The options vested upon grant and are exercisable through January 31, 2022. The fair value of the options at the date of grant amounted to approximately $20,000 (see Note 6).

C.	Stock Options

The stock option transactions since January 1, 2016 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$
Outstanding, December 31, 2015	3,629,693	1.76
Changes during 2016 to:
Granted to employees, officers, directors and others	110,000	0.43
Expired/Cancelled/Forfeited	(102,500)	3.23
Exercised	(312,000)	0.01
Outstanding, March 31, 2016	3,325,193	1.83
Exercisable, March 31, 2016	3,325,193	1.83

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	2,500	9.01	0.01
—	—	—	—	0.01	29,500	05	0.01
—	—	—	—	0.01	15,000	8.20	0.01
—	—	—	—	0.01	45,000	8.00	0.01
—	—	—	—	0.01	43,500	7.62	0.01
—	—	—	—	0.01	20,000	3.84	0.01
—	—	—	—	0.01	72,500	9.35	0.01
—	—	—	—	0.01	75,000	9.51	0.01
—	—	—	—	0.01	25,000	9.75	0.01
—	—	—	—	1.38	108,000	4.76	1.38
—	—	—	—	1.38	149,750	8.76	1.38
—	—	—	—	1.67	390,000	4.51	1.67
—	—	—	—	1.67	514,443	51	1.67
—	—	—	—	1.70	358,500	6.73	1.70
—	—	—	—	1.70	120,000	2.73	1.70
—	—	—	—	1.73	25,000	2.78	1.73
—	—	—	—	1.82	25,000	1.20	1.82
—	—	—	—	1.86	25,000	2.68	1.86
—	—	—	—	1.87	25,000	5.84	1.87
—	—	—	—	1.95	25,000	4.01	1.95
—	—	—	—	1.96	25,000	3.43	1.96
—	—	—	—	2.03	25,000	5.09	2.03
—	—	—	—	2.28	25,000	3.28	2.28
—	—	—	—	2.61	150,000	1.68	2.61
—	—	—	—	2.61	1,006,500	5.68	2.61
-	-		-	0.01-2.61	3,325,193		1.83

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the three months ended March 31, 2016 and 2015, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.81	$1.38
Dividend yields	—	—
Expected volatility	62%-69%	69%-70%
Risk-free interest rates	1.01%-1.76%	1.07%-1.61%
Expected lives (in years)	3.00-5.50	3.00-5.25
Weighted-average grant date fair value	$1.56	$0.73

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the three months ended March 31, 2016 and 2015, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$—	$1.38
Dividend yields	—	—
Expected volatility	—	74%
Risk-free interest rates	—	2.12%
Expected lives (in years)	—	10.00
Weighted-average grant date fair value	$—	$1.08

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D.	Compensation Cost for Option Issuances

The following table sets forth information about the compensation cost of all option issuances recognized for employees and directors:

For the three months ended March 31,
2016	2015
US$	US$
172,000	174,000

The following table sets forth information about the compensation cost of all option issuances recognized for non-employees:

For the three months ended March 31,
2016	2015
US$	US$
-	11,000

E.	Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended. On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three (3) Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrant series have different expiration dates that have been extended.

On December 28, 2015, Amendment No. 6 to the Original Prospectus Supplement was filed extending the scheduled termination date of the Unit Option to March 31, 2016. On March 31, 2016, the Unit Option terminated. They are not in a sufficient quantity to justify OTC trading.

The warrants became first exercisable on May 2, 2016 (the first exercise day after the 31st day following the Unit Option Termination Date) and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

Through the three months ended March 31, 2016, approximately $757,000 has been raised under the DSPP program. As a result, the Company issued approximately 306,000 shares of its Common Stock during the same period.

Additionally, warrants for approximately 286,000 shares of Common Stock were issued during the three months ended March 31, 2016 (approximately 95,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP from the inception date through March 31, 2016 is approximately $9,444,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F.	Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Market but on February 11, 2015, NASDAQ halted trading on the ZNWAA warrants pending the Company’s response to NASDAQ's request for additional information. As of April 9, 2015, ZNWAA is listed on NASDAQ for trading.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2016	December 31, 2015
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	1,620	1,312
Capitalized salary costs	1,218	1,177
Legal costs, license fees and other preparation costs	2,591	2,506
Other costs	30	27
	5,459	5,022

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies

A.	Litigation

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

Furthermore, prior to the start of drilling, an additional bank guarantee of $250,000 will be required at least 14 days before the spud date. In summary, this is a potential cumulative total of $750,000 that is separate and apart from the Company’s existing bank guarantees discussed below in Section C.

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

Due to the Petroleum Commissioner’s discretion in the matter, the Company has not provided bank guarantees based on the September 2014 guidelines as it has not had a request from the Commissioner. As of March 31, 2016, the Company has not received a specific request seeking payment and therefore, has not yet provided any of the additional bank guarantees called for in the new guidelines.

On January 11, 2015 the Energy Ministry issued revised guidelines (initially issued in February 2012) for onshore wellbore abandonment that are based on U.S. regulations on well abandonment found in 43 CFR, Section 3162.3-4; applicable Texas Railroad Commission guidelines; and Well Abandonment and Inactive Well Practices for U.S. Exploration and Production Operations found in API Bulletin E3. This guideline is effective April 1, 2015.

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

On September 9, 2015, the Energy Ministry issued information relating to application forms for exploration drilling, detailing certain operator requirements prior to drilling, including required submission of an Application for Permit to Drill (APD) and Supplemental APD Information Sheet - Casing Design, both due 30 days prior to commencement of work. In addition, an Application for Permit to Modify (APM) form is provided relating to changes to and modifications of already-approved drilling programs and other actions that were omitted from the original application such as production testing, abandonment, etc. Finally, an End of Operation Report (EOR) form is provided to report the end of drilling or a temporary or a final end of operations.

The Company believes that these new regulations will significantly increase the expenditures associated with obtaining new exploration rights and drilling new wells, coupled with the heavy financial burden of reserving significant amounts of cash that could otherwise be used for operational purposes. Finally, this will also considerably increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

C.	Former Drilling Contract with AME/GYP

On March 4, 2014, the Company received from the International Court of Arbitration in Paris, France (“ICA”) a request for arbitration in London filed by Guyney Yildizi Petrol Uretim Sondaj Mut, ve Tic A. S. (“GYP”) over a $550,000 drilling rig demobilization fee.

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

On December 22, 2015, Zion and GYP entered into a Settlement Agreement and Mutual Release resolving the arbitration by which Zion is required to pay the sum of $550,000 to and/or for the benefit of GYP plus required value added tax (“VAT”) and income tax withholding under Israeli tax law. All attorneys’ fees are to be paid by the party incurring same. Netted out of the $550,000 was an old VAT obligation of GYP and most of the required withholding taxes, both of which Zion paid directly to the Israeli Tax Authority (“ITA”). The new VAT paid by Zion on this transaction is recoverable by Zion and should be received from the ITA in the near future. All required sums under the settlement agreement have been paid by Zion and GYP, with the exception of reimbursement to Zion of $47,500 by GYP upon the future filing of certain Israeli tax returns by GYP. On April 25, 2016, a Final Award by Consent was signed by the arbitrator incorporating the terms of the settlement (see Note 6).

D.	Bank Guarantees

As of March 31, 2016, the Company provided bank guarantees to various governmental bodies (approximately $1,131,000) and others (approximately $67,000) in respect of its drilling operation in an aggregate amount of approximately $1,198,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.” (See also Note 6).

Note 6 - Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

10% Senior Convertible Notes due May 2, 2021

On October 21, 2015, the Company filed with the SEC a prospectus supplement for a new rights offering. Under the new rights offering, the Company distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes”), to persons who owned shares of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100.00 per bond.   Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

The offering was scheduled to terminate on January 15, 2016 but was extended to March 31, 2016. On March 31, 2016, the rights offering terminated.

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes in connection with the rights offering. The Company received net proceeds of approximately $3,334,000, in which approximately $815,000 are cash held in escrow as of March 31 2016, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

Interest and principal may be repaid, at the Company’s option, in shares of the Company’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, shall be based on the average of the closing prices of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest, which we have designated as 10 business days prior to the interest payment date on May 2 of each year. The number of shares for the payment of principal and unpaid interest, in lieu of the cash amount, shall be based upon the average of the closing price of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date, which we have designated as the trading day immediately prior to the 30 day period preceding the maturity date of May 2, 2021. Fractional shares will not be issued and the final number of shares being rounded up to the next whole share.

At any time prior to the close of business on the business day immediately preceding April 2, 2021, holders may convert their Notes into Common Stock, in multiples of $100 principal amount, at the conversion rate of 44 shares per $100 bond (which is equivalent to $2.27 per share). The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.

Beginning May 3, 2018, the Company is entitled to redeem for cash the outstanding Notes at an amount equal to the outstanding principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes, which means that we are not required to periodically redeem or retire the Notes.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 6 - Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016) (cont’d)

Upon the occurrence of certain fundamental changes involving us, holders of the Notes may require us to repurchase for cash all or part of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest. The indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving us) occurs and is continuing, the holders of at least a majority in principal amount of the outstanding Notes by written notice to us and AST, as trustee, or AST, on behalf of and as requested by such holders, may declare 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. In case of certain events of bankruptcy, insolvency or reorganization, involving us or a significant subsidiary, 100% of the principal of and accrued and unpaid interest on the notes will automatically become due and payable. Notwithstanding the foregoing, the indenture provides that, to the extent we elect and for up to 365 days, the sole remedy for an event of default relating to certain failures by us to comply with certain reporting covenants in the indenture consists exclusively of the right to receive additional interest on the Convertible Notes.

The indenture does not contain any financial or maintenance covenants or restrictions on the payments of dividends or the issuance or repurchase of securities by us or any of our subsidiaries. There are restrictions on the incurrence of future debt under certain circumstances.

In accordance with accounting guidance for debt with conversion and other options, the Company is currently evaluating the note for derivative accounting treatment; the determination of the accounting treatment will be made in Q2 since the notes were issued on May 2, 2016.

Note 7 - Subsequent Events

Approximately $450,000 was collected through the Company’s DSPP program during the period April 1, 2016 through April 30, 2016. These funds were for the purchase of Zion shares and not for units or bonds since both the units and bonds terminated on March 31, 2016.

Convertible bonds were issued on May 2, 2016 by our trustee, American Stock Transfer & Trust, in the total sum of $3,470,000.

Upon GYP making a required VAT payment to the Israeli Tax Authority and furnishing the required tax receipts to Zion in April, 2016, the arbitration was closed by a Final Award by Consent signed by arbitrator on April 25, 2016.

On May 15, 2016 the Company entered into a surface use agreement with Kibbutz Sde Eliyahu regarding the drilling of the Megiddo-Jezreel #1 well.

A new bank guarantee was deposited for the Contract with Sde Eliyahu for the amount of approximately $10,500.

On April 4, 2016, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested in equal quarterly installments over four consecutive quarters, beginning with the quarter ended June 30, 2016 and are exercisable through April 3, 2026. The fair value of the options at the date of grant amounted to approximately $18,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to explore for and develop oil and natural gas resources successfully and economically;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

●	the likelihood of being granted new or revised petroleum exploration rights by Israeli authorities;

●	the availability of equipment, such as drilling rigs, oil transport trucks, and transportation pipelines and the cost thereof;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling and production;

●	our estimates of the timing and number of exploratory wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	demand for oil and natural gas, both locally in Israel, regionally, and globally.

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of over 16 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the NASDAQ Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud within the third quarter of 2016. We are currently in negotiations with prospective drilling contractor(s) for the provision of an appropriate drilling rig (for lease and/or purchase) and staff. We are also in negotiations with the local kibbutz on whose property the drilling pad is situated for access and drilling rights. Finally, the Company needs the requisite authorization from the Israel Lands Authority, the formal lessor of the land to the Kibbutz, to access and utilize the drill site. The Company has filed with ILA all of the requisite applications and, as of the date of this report, the Company has not received formal approval from the ILA. These are critical agreements that are necessary before spudding of the planned Megiddo-Jezreel #1 well can commence. In addition, the spudding and drilling of this well to the desired depth is subject to the Company raising sufficient working capital from existing shareholders or other investors.

Depending on the results of the planned exploratory well and subject to adequate cash resources, multiple wells could be drilled from this pad site, as several subsurface geologic targets can be reached using directional well trajectories.

At present, we have no revenues or operating income. Our ability to generate future revenues and operating cash flow will depend on the successful exploration and exploitation of our current and any future petroleum rights or the acquisition of oil and/or gas producing properties, and the volume and timing of such production. In addition, even if we are successful in producing oil and gas in commercial quantities, our results will depend upon commodity prices for oil and gas, as well as operating expenses, including taxes and royalties.

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

ZION OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea of Galilee
World-class natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL LICENSE
ZION DRILL SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of May, 2016.

Under the original terms of this license, we had until July 1, 2015 to identify and submit a drilling prospect. The license terms also called for us to enter into a drilling contract by October 1, 2015 and begin drilling or “spud” a well by December 1, 2015. Zion has twice applied for an extension/revision of the current MJL terms which were both granted, giving us until July 1, 2016 to spud a well within the MJL (see below for additional detail).

In late June 2015, the Company entered into drilling contract negotiations with Viking Services, BV (“Viking”), and Viking’s Israeli subsidiary, for use of a land-based rig with deep drilling capacity and certain other oilfield services for exploration activities within Zion’s MJL. Zion later became aware that Viking was undergoing a restructuring whereby there would be a high-level management change and Viking’s Israel operations would very likely change. Therefore, drilling contract negotiations with Viking were temporarily suspended pending the outcome of the restructuring. Viking’s restructuring efforts have now been completed. We once again resumed negotiations with Viking when they changed the proposed rig and modified the terms on a substitute rig. Negotiations are ongoing in an effort to resolve key differences. However, we are currently exploring other options, including the possible lease and/or purchase of a drilling rig to be used in Israel.

On September 3, 2015, Zion submitted its Application for Extension of Drilling Date (Megiddo-Jezreel License No. 401). The application was based on regulatory and other delays that precluded Zion from spudding the well by December 1, 2015 and sought an extension to March 1, 2016.

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

The final step in the process is for Zion to submit this approved “Hafkada” along with our Application to Drill to Israel’s Energy Ministry for their final drilling program approval. After Zion reaches agreement with the local kibbutz and the Israel Land Authority, we plan to begin drill site construction (which should take 30-45 days to complete). Zion currently has until July 1, 2016 to begin drilling. However, we now plan to seek additional work program date extensions/revisions to allow us to spud the Megiddo-Jezreel #1 well in the third quarter of 2016, subject to the success of our capital raising efforts.

Zion’s Former Jordan Valley, Asher-Menashe and Joseph Licenses

On March 29, 2015, the Energy Ministry formally approved Zion’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Joseph License expired on October 10, 2013, after our final extension. The Asher-Menashe License expired on June 9, 2014 as its full seven-year term ended. Zion has plugged all of its exploratory wells on those License areas and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials. We continue to make significant progress toward fully abandoning all these sites and currently await Environmental Ministry permission to move forward.

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

Due to the Petroleum Commissioner's discretion in the matter, as of March 31, 2016, Zion has not provided the additional bank guarantees based on the September 2014 guidelines, as it has not had a specific request for same from the Commissioner. In addition, the Commissioner has discretion to raise or lower those amounts or may also forfeit a company's existing guarantee and/or cancel a petroleum right under certain circumstances.

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

Capital Resources Highlights

We need to raise significant funds to finance the drilling and testing of our next exploratory well and maintain orderly operations. To date, we have funded our operations through the issuance of our securities. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

The Dividend Reinvestment and Stock Purchase Plan

On March 27, 2014, we launched our Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors can purchase our shares of Common Stock. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended.

On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a new unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three (3) Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrant series have different expiration dates that have been extended. On December 28, 2015, Amendment No. 6 to the Original Prospectus Supplement was filed extending the scheduled termination date of the Unit Option to March 31, 2016. On March 31, 2016, the Unit Option terminated.

The warrants become exercisable on May 2, 2016 (the first exercise day after the 31st day following the Unit Option Termination Date) and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

The total amount of funds received from the DSPP from the inception date through March 31, 2016 is approximately $9,444,000.

Senior Convertible Bonds Rights Offering

10% Senior Convertible Notes due May 2, 2021

On October 21, 2015, we filed with the SEC a prospectus supplement for a rights offering pursuant to which we distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes”), to persons who owned shares of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100.00 per bond.   Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

The offering was scheduled to terminate on January 15, 2016 but was extended to March 31, 2016. On March 31, 2016, the rights offering terminated.

On May 2, 2016, we issued approximately $3,470,000 aggregate principal amount of Notes in connection with the rights offering. We received net proceeds of approximately $3,334,000 from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted.

Interest and principal may be repaid, at the Company’s option, in shares of the Company’s common stock. The number of shares for the payment of interest in shares of our common stock, in lieu of the cash amount, shall be based on the average of the closing prices of our common stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest, which we have designated as 10 business days prior to the interest payment date on May 2 of each year. The number of shares for the payment of principal and unpaid interest, in lieu of the cash amount, shall be based upon the average of the closing price of our common stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date, which we have designated as the trading day immediately prior to the 30-day period preceding the maturity date of May 2, 2021. Fractional shares will not be issued and the final number of shares being rounded up to the next whole share.

At any time prior to the close of business on the business day immediately preceding April 2, 2021, holders may convert their Notes, in multiples of $100 principal amount, at a conversion rate of 44 shares per $100 bond (which is equivalent to $2.27 per share).  The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.

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

The total net book value of our unproved oil and gas properties under the full cost method is $5,459,000 at March 31, 2016.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

RESULTS OF OPERATIONS

	For the three months ended March 31
	2016	2015
	(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,172	1,920
Other	391	466
Subtotal Operating costs and expenses	1,563	2,386

Other expense, net	(11)	23

Net loss	1,552	2,409

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2016 were $1,563,000 compared to $2,386,000 for the three months ended March 31, 2015. The decrease in operating costs and expenses during the three months ended March 31, 2016 compared to 2015 is primarily attributable to decrease in general and administrative expenses.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2016 were $1,172,000 compared to $1,920,000 for the three months ended March 31, 2015. The decrease in general and administrative expenses during the three months ended March 31, 2016 compared to 2015 is primarily attributable to higher legal and other professional fees related to the GYP arbitration and settlement during 2015, offset by higher salary cost due to a growth in workforce and cost during 2016.

Other expenses. Other expenses during the three months ended March 31, 2016 were $391,000 compared to $466,000 for the three months ended March 31, 2015. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three months ended March 31, 2016 compared to 2015 is primarily attributable to lower marketing expenses.

Other expense, net. Other expense, net for the three months ended March 31, 2016 was $11,000 compared to $23,000 for the three months ended March 31, 2015.

Net Loss. Net loss for the three months ended March 31, 2016 was $1,552,000 compared to $2,409,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the three months ended March 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2016, we had approximately $3,900,000 in cash and cash equivalents compared to $2,871,000 at December 31, 2015. Our working capital (current assets minus current liabilities) was $6,010,000 at March 31, 2016 and $3,587,000 at December 31, 2015.

As of March 31, 2016, we provided bank guarantees to various governmental bodies (approximately $1,131,000) and others (approximately $67,000) in respect of our planned exploratory drilling operations in the aggregate amount of approximately $1,198,000. The funds securing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on Zion’s balance sheets as “restricted cash.”

During the three months ended March 31, 2016, cash used in operating activities totaled $2,170,000. Cash provided by financing activities during the three months ended March 31, 2016 was $3,413,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $214,000 for the three months ended March 31, 2016.

  We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $428,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP and/or warrant sales, will be sufficient to finance our plan of operations through July 2016.

We need to raise additional funds in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required. No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in existing license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities.

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through March 31, 2016.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2013, the NIS has experienced a revaluation of approximately 8.5% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2015 and 2014 to March 31, 2016, the USD has fluctuated by approximately (3.5%) and (3.2%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2016, we had cash, cash equivalents and short-term bank deposits of approximately $5,169,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2016 was approximately 0.15%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2016, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended March 31, 2016, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Ilan Sheena
	Victor G. Carrillo		Ilan Sheena
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 16, 2016	Date:	May 16, 2016

