Form 10-Q
period 2016-06-30
ZION OIL & GAS INC
filed 2016-08-09
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2016; or

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

As of July 28, 2016, Zion Oil & Gas, Inc. had outstanding 40,949,361 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	June 30, 2016	December 31, 2015
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,468	2,871
Fixed short term bank deposits – restricted	1,276	1,301
Prepaid expenses and other	227	360
Deferred offering cost (see Note 7)	82	134
Other receivables	129	374
Total current assets	6,182	5,040

Unproved oil and gas properties, full cost method	5,864	5,022

Property and equipment at cost
Net of accumulated depreciation of $503 and $473	129	144

Other assets
Assets held for severance benefits	255	226

Total assets	12,430	10,432

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	73	396
Asset retirement obligation	201	204
Derivative liability (see Note 8)	1,124	-
Accrued liabilities	401	853
Total current liabilities	1,799	1,453

Long-term liabilities
10% Senior convertible bonds, net of deferred financing cost of $131 and debt discount of $1,626 (see Note 6)	1,733	-
Provision for severance pay	285	249
Total long-term liabilities	2,018	249

Total liabilities	3,817	1,702

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at June 30, 2016: Issued and outstanding: 40,470,948 and 38,220,258 shares at June 30, 2016 and December 31, 2015 respectively	405	382
Additional paid-in capital	155,332	150,450
Accumulated deficit	(147,124)	(142,102)
Total stockholders’ equity	8,613	8,730

Total liabilities and stockholders’ equity	12,430	10,432

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	3,260	1,007	4,432	2,862
Other	614	1,077	1,005	1,608
Loss from operations	(3,874)	(2,084)	(5,437)	(4,470)

Other income (expense), net
Gain on derivative liability	502	-	502	-
Foreign exchange (loss), gain	(10)	16	11	3
Financial expenses, net	(88)	(10)	(98)	(20)

Loss before income taxes	(3,470)	(2,078)	(5,022)	(4,487)
Income taxes	-	-	-	-

Net loss	(3,470)	(2,078)	(5,022)	(4,487)

Net loss per share of common stock - basic and diluted (in US$)	(0.08)	(0.06)	(0.12)	(0.12)

Weighted-average shares outstanding - basic and diluted (in thousands)	40,873	36,467	40,337	36,270

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2015	38,220	382	150,450	(142,102)	8,730
Funds received from sale of DSPP units and shares	1,196	12	2,089	-	2,101
Funds received from option exercises	1,055	11	-	-	11
Value of options granted to employees, directors and others	-	-	2,793	-	2,793
Net loss	-	-	-	(5,022)	(5,022)
Balances as of June 30, 2016	40,471	405	155,332	(147,124)	8,613

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2016	2015
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(5,022)	(4,487)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	31	31
Cost of options issued to employees, directors & others	2,580	441
Interest on short term bank deposits	(6)	2
Interest and finance expense accrued on convertible bonds	81	-
Change in derivative liability	(502)	-
Change in assets and liabilities, net:
Prepaid expenses and other	133	87
Change in other receivables	245	156
Severance pay, net	7	(4)
Accounts payable	(320)	51
Accrued liabilities	(509)	854
Asset retirement obligation	(3)	337
Net cash used in operating activities	(3,285)	(2,532)

Cash flows from investing activities
Investment in short term bank deposits	31	531
Acquisition of property and equipment	(16)	(4)
Investment in unproved oil and gas properties	(631)	(393)
Net cash (used in) provided by investing activities	(616)	134

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	3,470	-
Deferred offering cost	(84)	(4)
Proceeds from sale of stock and exercise of options	2,112	1,659
Net cash provided by financing activities	5,498	1,655

Net increase (decrease) in cash and cash equivalents	1,597	(743)
Cash and cash equivalents – beginning of period	2,871	5,344
Cash and cash equivalents – end of period	4,468	4,601

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	213	7
Unpaid investments in oil & gas properties	53	47
Debt discount related to the derivative liability	1,626	-
Deferred offering cost	136	-

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 16 years of oil and gas exploration in Israel. As of June 30, 2016, the Company had no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it currently plans to spud within the fourth quarter of 2016. The drilling of this well to the desired depth is subject to the Company raising sufficient funds from equity or debt offerings, of which no assurance can be provided (see Note 7).

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

On June 28, 2016, the Company submitted a third Application for Extension of Drilling Date, and on July 4, 2016, the Petroleum Commissioner formally approved the application (See Note 9).

On May 15, 2016, the Company signed an agreement with the local kibbutz (Sde Eliyahu) on whose property the drilling pad will be situated. The Company still needs the requisite authorization from the Israel Lands Authority (the “ILA”), the formal lessor of the land to the kibbutz, to access and utilize the drill site. The Company has filed with the ILA all of the requisite applications and, on July 4, 2016, formal approval from the ILA was received subject to the Company fulfilling certain conditions within 60 days, which the Company expects to satisfy. These are critical agreements that are necessary before the planned Megiddo-Jezreel #1 well can be spud (commence drilling).

Zion’s Former Jordan Valley, Joseph, and Asher-Menashe Licenses

On March 29, 2015, the Energy Ministry formally approved the Company’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Company has plugged all of its exploratory wells (in the former Joseph and Asher-Menashe Licenses) but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

B.	Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other subsequent interim period.

To date, the Company has not achieved a discovery of either oil or natural gas in commercial quantities. The Company incurs cash outflows from operations and all exploration activities and overhead expenses to date have been financed by way of equity and debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2016, the Company incurred a net loss of approximately $5.0 million and had an accumulated deficit of approximately $147.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration program. Management is of the opinion that available cash resources are sufficient to finance its plan of operations through October 2016 (See Note 7).

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances. In June 2016, the Company commenced the Follow On Public Offering discussed in Note 7 below. There can be no assurance that this capital will be available from the Follow On Public Offering or otherwise, and if it is not, the Company may be forced to curtail or cease exploration and development activities, including the drilling of the planned MJL exploratory well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (the “Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 7,076,929 and 5,358,681 Common Stock equivalents in the six-month period ended June 30, 2016 and 2015 respectively, would be anti-dilutive.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $5,864,000 and $5,022,000 as of June 30, 2016 and December 31, 2015, respectively.

D.	Fair Value Considerations

The Company follows Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs.

E.	Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives  associated with the Convertible Bonds is accounted for as liability during the term of the related Convertible Bonds.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

F.	Recently Adopted Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2016 had a significant impact on our financial position, results of operations, or cash flow, except for Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan for employees and consultants

During the six months ended June 30, 2016, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase:

i.	25,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through January 1, 2026. The fair value of the options at the date of grant amounted to approximately $46,000.

ii.	25,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through January 4, 2026. The fair value of the options at the date of grant amounted to approximately $47,000.

iii.	35,000 shares of Common Stock to a non-employee director and a staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 15, 2026. The fair value of the options at the date of grant amounted to approximately $59,000.

iv.	10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested in equal quarterly installments over four consecutive quarters, beginning with the quarter ended June 30, 2016 and are exercisable through April 3, 2026. The fair value of the options at the date of grant amounted to approximately $18,000.

v.	1,540,000 shares of Common Stock to senior officers, other staff members, directors and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 5, 2026. The fair value of the options at the date of grant amounted to approximately $2,258,000.

B.	2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2016, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.	25,000 shares of Common Stock to a non-employee director at an exercise price of $1.87 per share. The options vested upon grant and are exercisable through January 31, 2022. The fair value of the options at the date of grant amounted to approximately $20,000.

ii.	400,000 shares of Common Stock to non-employee directors at an exercise price of $1.55 per share. The options vested upon grant and are exercisable through June 5, 2022. The fair value of the options at the date of grant amounted to approximately $354,000.

C.	Stock Options

The stock option transactions since January 1, 2016 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$
Outstanding, December 31, 2015	3,629,693	1.76
Changes during 2016 to:
Granted to employees, officers, directors and others	2,060,000	0.29
Expired/Cancelled/Forfeited	(174,750)	2.72
Exercised	(1,049,500)	0.01
Outstanding, June 30, 2016	4,465,443	1.47
Exercisable, June 30, 2016	4,457,943	1.47

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.01	7,500	9.76	0.01	0.01	2,500	9.76	0.01
-	-	-	-	0.01	29,500	8.80	0.01
-	-	-	-	0.01	15,000	7.95	0.01
-	-	-	-	0.01	45,000	7.75	0.01
-	-	-	-	0.01	40,000	7.37	0.01
-	-	-	-	0.01	20,000	3.59	0.01
-	-	-	-	0.01	51,000	9.10	0.01
-	-	-	-	0.01	75,000	9.26	0.01
-	-	-	-	0.01	25,000	9.50	0.01
-	-	-	-	0.01	830,000	9.93	0.01
-	-	-	-	1.38	108,000	4.51	1.38
-	-	-	-	1.38	149,750	8.52	1.38
-	-	-	-	1.55	400,000	5.93	1.55
-	-	-	-	1.67	390,000	4.26	1.67
-	-	-	-	1.67	492,193	8.26	1.67
-	-	-	-	1.70	333,500	6.48	1.70
-	-	-	-	1.70	120,000	2.48	1.70
-	-	-	-	1.73	25,000	2.53	1.73
-	-	-	-	1.82	25,000	0.95	1.82
-	-	-	-	1.86	25,000	2.43	1.86
-	-	-	-	1.87	25,000	5.59	1.87
-	-	-	-	1.95	25,000	3.76	1.95
-	-	-	-	1.96	25,000	3.18	1.96
-	-	-	-	2.03	25,000	4.84	2.03
-	-	-	-	2.28	25,000	3.03	2.28
-	-	-	-	2.61	150,000	1.43	2.61
-	-	-	-	2.61	981,500	5.43	2.61
0.01	7,500	9.76	0. 01	0.01-2.61	4,457,943		1.47

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the six months ended June 30, 2016 and 2015, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.57	$1.54
Dividend yields	-	-
Expected volatility	57%-69%	68%-70%
Risk-free interest rates	0.94%-1.76%	0.97%-1.61%
Expected lives (in years)	3.00-5.50	3.00-5.50
Weighted-average grant date fair value	$1.34	$1.06

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the six months ended June 30, 2016 and 2015, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.55	$1.63
Dividend yields	-	-
Expected volatility	70%	72%-74%
Risk-free interest rates	1.73%	1.87%-2.12%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.54	$1.50

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D.	Compensation Cost for Option Issuances

The following table sets forth information about the compensation cost of all option issuances recognized for employees and directors:

For the six months ended June 30,
2016	2015
US$	US$
2,469,000	410,000

The following table sets forth information about the compensation cost of all option issuances recognized for non-employees:

For the six months ended June 30,
2016	2015
US$	US$
324,000	38,000

As of June 30, 2016, there was approximately $9,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining period of 2016 and 2017.

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

On December 28, 2015, Amendment No. 6 to the Original Prospectus Supplement was filed extending the scheduled termination date of the Unit Option to March 31, 2016. On March 31, 2016, the Unit Option terminated. The number of warrants are not of a sufficient quantity to justify OTC (over the counter) trading.

The warrants became first exercisable on May 2, 2016 and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Company issued approximately 94,000 shares of its Common Stock during 2016, resulting in cash proceeds of approximately $94,000.

Through the six months ended June 30, 2016, approximately $2,007,000 has been raised under the DSPP program. As a result, the Company issued approximately 1,102,000 shares of its Common Stock during the same period.

Additionally, warrants for approximately 286,000 shares of Common Stock were issued during the six months ended June 30, 2016 (approximately 95,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through June 30, 2016 is approximately $10,788,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F.	Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020

On February 2, 2015, the ZNWAA listed warrants began trading on the NASDAQ Global Market. On February 11, 2015, NASDAQ halted trading on the ZNWAA warrants pending the Company’s response to NASDAQ's request for additional information. As of April 9, 2015, ZNWAA warrants are again listed on NASDAQ for trading.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2016	December 31, 2015
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	1,631	1,312
Capitalized salary costs	1,474	1,177
Legal costs, license fees and other preparation costs	2,729	2,506
Other costs	30	27
	5,864	5,022

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies

A.	Litigation

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

On December 3, 2013, the State of Israel’s Petroleum Commissioner awarded the Company the Megiddo-Jezreel Petroleum Exploration License No. 401. Subsequently, the Company secured a bank guarantee from an Israeli based bank in the amount of $930,000, in accordance with the performance guarantee guidelines. Consequently, the company believes it has met the requirements of the June 2012 onshore exploratory licensing guidelines and the October 2012 performance guarantee guidelines.

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

Due to the Petroleum Commissioner’s discretion in the matter, the Company has not provided bank guarantees based on the September 2014 guidelines, since as of June 30, 2016, it has not received a specific payment request from the Commissioner.

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

On May 16, 2016, the Energy Ministry issued new guidelines for the preparation and submission of a drilling program in accordance with industry best practices or “Good Oilfield Practice.”

On May 17, 2016, the Energy Ministry issued new guidelines for production testing in accordance with “Good Industry Practice” detailing the applicable measures and reporting requirements.

On June 28, 2016, the Energy Ministry issued new guidelines for occupational health and safety practices regarding oil and gas drilling and production activities per international norms, coupled with Israeli legal safety guidelines. These regulations focus on industry best practices in the area of health, safety, and environmental (HS&E) factors as well as risk management. In addition, there is a new requirement to have the Petroleum Commissioner’s approval over the safety standards which the operator seeks to apply.

The Company believes that these new regulations are likely increase the expenditures associated with obtaining new exploration rights and drilling new wells. The company expects that additional financial burden could occur as a result of requiring cash reserves that could otherwise be used for operational purposes. These new regulations are likely to increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

C.	Bank Guarantees

As of June 30, 2016, the Company provided bank guarantees to various governmental bodies (approximately $1,117,000) and others (approximately $78,000) in respect of its drilling operation in an aggregate amount of approximately $1,195,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 6 - Rights Offering Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

Rights Offering -10% Senior Convertible Notes due May 2, 2021

On October 21, 2015, the Company filed with the SEC a prospectus supplement for a rights offering. Under the rights offering, the Company distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes due May 2012”), to persons who owned shares of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100 per bond. Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

The offering was scheduled to terminate on January 15, 2016 but was extended to March 31, 2016. On March 31, 2016, the rights offering terminated.

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes due May 2021 in connection with the rights offering. The Company received net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. These costs have been discounted as deferred offering costs.

The Notes contain a convertible option that gives rise to a derivative liability, which is accounted for separately from the Notes (see below and Note 8). Accordingly, the Notes were initially recognized at fair value of approximately $1,844,000, which represents the principal amount of $3,470,000 deducted by a debt discount of approximately $1,626,000 (which is equal to the fair value of the convertible option).

During the three months ended June 30, 2016, the Company recorded approximately $5,000 in amortization expense related to the deferred financing costs, and approximately $20,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

Interest and principal may be repaid, at the Company’s option, in cash or in shares of the Company’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, will be based on the average of the closing prices of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest; such record date has been designated and will always be the 10th business day prior to the interest payment date on May 2 of each year. The number of shares for the payment of principal and unpaid interest, in lieu of the cash amount, shall be based upon the average of the closing price of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date; such record date has been designated as the trading day immediately prior to the 30-day period preceding the maturity date of May 2, 2021. Fractional shares will not be issued and the final number of shares will be rounded up to the next whole share.

At any time prior to the close of business on the business day immediately preceding April 2, 2021, holders may convert their notes into Common Stock at the conversion rate of 44 shares per $100 bond (which is equivalent to a conversion rate of $2.27 per share). The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.

Beginning May 3, 2018, the Company is entitled to redeem for cash the outstanding Notes due May 2021 at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes due May 2021, which means that the Company is not required to periodically redeem or retire the Notes due May 2021.

	June 30, 2016		December 31, 2015
	US$	Total	US$	Total

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844,000	$1,844,000	-	-
Debt discount amortization, net	$20,000	$20,000	-	-
Offering cost, net	$(131,000)	$(131,000)	-	-
10% senior Convertible bonds – Long Term Liability	$1,733,000	$1,733,000	-	-

For the second quarter ended June 30, 2016, the Company recognized interest expense of approximately $56,000 related to the Notes due May 2021, Payable for the first time and in arrears on May 2, 2017.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 7 - 12% Convertible Bonds Public Offering (May 31st- ongoing)

Current Follow On Public Offering - 12% Senior Convertible Bonds due October 2, 2028

On May 31, 2016, the Company filed with the SEC a Prospectus Supplement, as subsequently amended on June 22, 2016 for an offering of the Company’s 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a "best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering is being made through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period is scheduled to continue through September 1, 2016, subject to extension by the Company, in its sole discretion, for an additional 60 day period. All offering proceeds are to being deposited into an escrow account at OceanFirst Bank, which is acting as the escrow agent for the “best efforts” offering. If the aggregate minimum purchase amount of $2,500,000 is not raised, the Company will terminate the offering and promptly refund the money raised without deduction. American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”) and the Company’s stock transfer agent, is trustee for the Bonds. The closing of the “best efforts” offering may take place on a rolling basis, whereby the Company will accept purchases of the Bonds in more than one closing, so long as the minimum purchase amount of $2,500,000 is received.

The Bonds will be issued upon closing of the offering and will be scheduled to mature on October 2, 2028 (unless the Company elects to extend the offering). The Bonds will bear interest at a rate of 12% per year on the principal or par value of $1,000.00 per Bond, payable annually in arrears on October 2 (if the final closing date is not extended) of each year, beginning on October 2, 2017. Interest and principal may be repaid, at the Company’s option in cash or in shares of the Company’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, will be based on the average of the closing prices of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest; such record date has been designated and will always be the 10th business day prior to the interest payment date on each year. The number of shares for the payment of principal and unpaid interest, in lieu of the cash amount, shall be based upon the average of the closing price of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date; such record date has been designated as the trading day immediately prior to the 30-day period preceding the maturity date of October 2, 2028

At any time prior to the close of business on the business day immediately preceding the 30th day prior to the scheduled maturity date, holders may convert their Bonds into Common Stock at the conversion rate which will be based on the price of the Company’s Common Stock for the 30 trading day period preceding the effective date of the offering of the Bonds, plus a 30% premium, unless we elect to redeem the Bonds. The Company is authorized to redeem the Bonds at any time after the third anniversary of their issuance at par plus any accrued interest plus 10% of par. If the Company undergoes certain specified corporate changes, Bondholders may require the Company to repurchase for cash all or any portion of their Bonds at a price equal to 100% of the principal amount of the Bonds, plus accrued and unpaid interest.

The Bonds will represent unsecured debt obligations and will rank equally in right of payment with the outstanding 10% Senior Convertible Notes due May 2, 2021 in the aggregate amount of approximately $3,470,000.

Network 1’s compensation will consist of a commission of 6% and a non-accountable expense allowance of 1.5% of the offering proceeds. In addition, Network 1 is entitled to be issued at closing of the offering three year warrants covering five percent (5%) of the total number of Bonds sold in the Offering. The Warrants will be exercisable at a price equal to one hundred twenty-five percent (125%) of the conversion price of the shares underlying the Bonds. The warrants will provide for cashless exercise.

In connection with the “best efforts” offering, the Company incurred to date approximately $82,000 of deferred issuance costs, which primarily consisted of underwriter fees, legal and other professional service fees.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 8 - Derivative Liability

The Notes due May 2021 issued by the Company and discussed in Note 6 contain a convertible option that gives rise to a derivative liability.

The debt instrument the company issued includes some form of a make-whole provision, which provides that in the event of conversion by the investor under certain circumstances, the issuer is required to deliver to the holder additional consideration beyond the settlement of the conversion obligation.

Because time value make-whole provisions are not clearly and closely related to the debt host and would meet the definition of a derivative if considered freestanding, they should be evaluated under the indexation guidance to determine whether they would be afforded the scope exception pursuant to ASC 815-10-15-74(a). This evaluation is generally performed in conjunction with the analysis of the embedded conversion feature.

The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its balance sheet. The fair value of the shares to be issued upon conversion of the Notes was recorded as a derivative liability, with the change in the fair value recorded as a gain or loss in the accompanying statement of operations.

The valuation of the Notes was done by using the Binomial Model, a well-accepted option-pricing model, and based on the Notes’ terms and other parameters the Company identified as relevant for the valuation of the Notes’ Fair Value.

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of June 30, 2016, the Company’s liabilities that are measured at fair value are as follows:

	June 30, 2016		December 31, 2015
	Level 3	Total	Level 3	Total
	US$		US$
Fair value of derivative liability at June 30, 2016	$1,124,000	$1,124,000	-	-

Change in value of derivative liability during 2016 are as follows:

US$ thousands

Derivative liability fair value at May 2, 2016	1,626
Gain on derivative liability	(502)
Derivative liability fair value at June 30, 2016	1,124

The following table presents the assumptions that were used for the model as of June 30, 2016:

	June 30, 2016	May 2, 2016
Convertible Option Fair Value of approximately	$1,124,000	$1,626,000
Annual Risk-free Rate	1.05	1.41%
Volatility	60.03	63.15%
Expected Term (years)	4.84	5
Convertible Notes Face Value	$3,470,000	$3,470,000
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$1.39	$1.74

During the six months ended June 30, 2016, the Company recorded unrealized gains of approximately $502,000 within the Statements of Operations line item, gain on derivative liability.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 9 - Subsequent Events

Approximately $473,000 was raised through the Company’s DSPP program during the period July 1, 2016 through July 31, 2016.

On July 1, 2016, following approval by the Board of Directors on June 7, 2016 appointing Mr. Dustin L. Guinn to the Company’s management team as Executive Vice Chairman, his Employment Agreement was executed. Mr. Guinn was previously appointed as an independent director on May 1, 2015.

On July 1, 2016, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 100,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through July 1, 2026. The fair value of the options at the date of grant amounted to approximately $147, 000.

On July 4, 2016, the Petroleum Commissioner formally approved the Company’s third Application for Extension of Drilling Date (Megiddo-Jezreel License No. 401), submitted on June 28, 2016.

The updated work plan reads as follows:

No.	Activity Description	To be carried out by:
1	Sign a contract with drilling contractor and forward to Petroleum Commissioner	13 October 2016
2	Submit detailed Engineering Plan to carry out the drilling	13 October 2016
3	Spudding in the license area	1 December 2016
4	Submit a final report on the results of the drilling	1 May 2017
5	Submit a plan for continued work in the license area	29 June 2017

The Petroleum Commissioner modified Zion’s work plan deadlines and awarded the Company a one-year extension to December 2, 2017, on its Megiddo-Jezreel petroleum exploration license, subject to Zion signing a drilling contract and submitting a detailed engineering plan by October 13, 2016 and spudding an exploratory well by December 1, 2016.

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

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which it plans to spud within the fourth quarter of 2016.

At present, we have no revenues or operating income. Our ability to generate future revenues and operating cash flow will depend on the successful exploration and exploitation of our current and any future petroleum rights or the acquisition of oil and/or gas producing properties, and the volume and timing of such production. In addition, even if we are successful in producing oil and/or gas in commercial quantities, our results will depend upon commodity prices for oil and/or gas, as well as operating expenses, including taxes and royalties.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of July, 2016.

Under the original terms of this license, we had until July 1, 2015 to identify and submit a drilling prospect. The license terms also called for us to enter into a drilling contract by October 1, 2015 and begin drilling or “spud” a well by December 1, 2015. On June 28, 2016, the Company submitted a third Application for Extension of Drilling Date, and on July 4, 2016, the Petroleum Commissioner formally approved the application (see below for additional detail).

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

On July 4, 2016, the Petroleum Commissioner formally approved the Company’s third Application for Extension of Drilling Date (Megiddo-Jezreel License No. 401), submitted on June 28, 2016.

The updated work plan reads as follows:

No.	Activity Description	To be carried out by:
1	Sign a contract with drilling contractor and forward to Petroleum Commissioner	13 October 2016
2	Submit detailed Engineering Plan to carry out the drilling	13 October 2016
3	Spudding in the license area	1 December 2016
4	Submit a final report on the results of the drilling	1 May 2017
5	Submit a plan for continued work in the license area	29 June 2017

The Petroleum Commissioner modified Zion’s work plan deadlines and awarded the Company a one-year extension to December 2, 2017, on our MJL, subject to Zion signing a drilling contract and submitting a detailed engineering plan by October 13, 2016 and spudding an exploratory well by December 1, 2016.

On December 21, 2015, the Northern District Committee unanimously granted approval of our Drilling Request (“Hafkada”), including the EIA. This is a critically important step to drill a well under Israel’s complex, detailed, and extensive regulatory process.

The final regulatory step in the process is for Zion to submit this approved “Hafkada” along with our Application to Drill to Israel’s Energy Ministry for their final drilling program approval. Now that we have reached agreement with the local kibbutz and the Israel Land Authority, we plan to begin drill site construction (which should take 30-45 days to complete) in September 2016. Zion currently has until December 1, 2016 to begin drilling, subject to the success of our capital raising efforts.

Status of Drilling Permits

On May 15, 2016, we signed an agreement with the local kibbutz (Sde Eliyahu) on whose property the drilling pad will be situated. On July 4, 2016, Zion received formal approval from the Israel Lands Authority (the “ILA”), the formal lessor of the land to the kibbutz, to access and utilize the drill site, subject to the fulfillment by the Company of certain conditions within 60 days, which we expect to satisfy.

The above, together with the procurement of an appropriate drilling rig, are critical components that are necessary before the planned Megiddo-Jezreel #1 well can commence. In addition, the spudding and drilling of this well to the desired depth is subject to Zion raising sufficient working capital from its currently pending public offering.

Depending on the results of the planned exploratory well and subject to adequate cash resources, multiple wells could be drilled from this pad site, as several subsurface geologic targets can be reached using directional well trajectories.

Status of Drilling Rig

While we continue our previously disclosed discussions with a U.S.-based oil field service company with global operations (“OFS”) to secure the use of a drilling rig through the formation of a special purpose subsidiary jointly owned by Zion and the OFS, we are also considering other alternatives to securing a rig, including the acquisition of a drilling rig independent of the OFS, and reviewing options to lease a drilling rig, in parallel with negotiations with 3rd party service providers that will allow Zion to drill its well and have control over drilling service quality.

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

Due to the Petroleum Commissioner's discretion in the matter, as of June 30, 2016, Zion has not provided the additional bank guarantees based on the September 2014 guidelines, as it has not had a specific request for same from the Commissioner. In addition, the Commissioner has discretion to raise or lower those amounts or may also forfeit a company's existing guarantee and/or cancel a petroleum right under certain circumstances.

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

On May 16, 2016, the Energy Ministry issued new guidelines for the preparation and submission of a drilling program in accordance with industry best practices or “Good Oilfield Practice.”

On May 17, 2016, the Energy Ministry issued new guidelines for production testing in accordance with “Good Industry Practice” and detailing the applicable measures and reporting requirements.

On June 28, 2016, the Energy Ministry issued new guidelines for occupational health and safety practices regarding oil and gas drilling and production activities per international norms, coupled with Israeli legal safety guidelines. These regulations focus on industry best practices in the area of health, safety, and environmental (HS&E) factors as well as risk management. In addition, there is a new requirement to have the Petroleum Commissioner’s approval over the safety standards which the operator seeks to apply.

We believe that these new regulations are likely to increase the expenditures associated with obtaining new exploration rights and drilling new wells. The company expects that an additional financial burden could occur as a result of requiring cash reserves that could otherwise be used for operational purposes. These new regulations are likely to increase the time needed to obtain all of the necessary authorizations and approvals prior to drilling.

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

Current Follow On Public Offering - 12% Senior Convertible Bonds due October 2, 2028

On May 31, 2016, we filed with the Securities and Exchange Commission a Prospectus Supplement, as subsequently amended on June 22, 2016, under our current S-3 shelf registration statement, for an offering of our 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a "best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering is being made through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period is scheduled to continue through September 1, 2016, subject to extension by the Company, in its sole discretion, for an additional 60 day period. All offering proceeds are to being deposited into an escrow account at OceanFirst Bank, which is acting as the escrow agent for the “best efforts” offering. If the aggregate minimum purchase amount of $2,500,000 is not raised, we will terminate the offering and promptly refund the money raised without deduction. American Stock Transfer & Trust Company, LLC, a New York limited liability trust company and the Company’s stock transfer agent, is trustee for the Bonds. The closing of the “best efforts” offering may take place on a rolling basis, whereby the Company will accept purchases of the Bonds in more than one closing, so long as the minimum purchase amount of $2,500,000 is received.

The Bonds will be issued upon closing of the offering and will be scheduled to mature on October 2, 2028 (unless the Company elects to extend the offering). The Bonds will bear interest at a rate of 12% per year on the principal or par value of $1,000.00 per Bond, payable annually in arrears on October 2 (if the final closing date is not extended) of each year, beginning on October 2, 2017. Interest and principal may be repaid, at Zion’s option in cash or in shares of Zion’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, will be based on the average of the closing prices of our Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest; such record date has been designated and will always be the 10th business day prior to the interest payment date on each year. The number of shares for the payment of principal and unpaid interest, in lieu of the cash amount, shall be based upon the average of the closing price of our Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date; such record date has been designated as the trading day immediately prior to the 30-day period preceding the maturity date of October 2, 2028

At any time prior to the close of business on the business day immediately preceding the 30th day prior to the scheduled maturity date, holders may convert their Bonds into Common Stock at the conversion rate which will be based on the price of Zion’s Common Stock for the 30 trading day period preceding the effective date of the offering of the Bonds, plus a 30% premium, unless we elect to redeem the Bonds. Zion may redeem the Bonds at any time after the third anniversary of their issuance at par plus any accrued interest plus 10% of par. If Zion undergoes certain specified corporate changes, Bondholders may require us to repurchase for cash all or any portion of their Bonds at a price equal to 100% of the principal amount of the Bonds, plus accrued and unpaid interest.

We intend to use most of the proceeds of the Follow On Public Offering to drill and test the MJL exploratory well Subject to revision of the drilling program or unforeseen contingencies the Company believes that a successful Public Offering will provide the needed proceeds to drill and test the MJL well. There can be no guarantees of success in the Public Offering or that additional capital will not be needed to complete the drilling and testing of the planned MJL exploratory well.

The Dividend Reinvestment and Stock Purchase Plan

On March 27, 2014, we launched our Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended. On January 13, 2015, Zion amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrant series have different expiration dates that have been extended.

On December 28, 2015, Amendment No. 6 to the Original Prospectus Supplement was filed extending the scheduled termination date of the Unit Option to March 31, 2016. On March 31, 2016, the Unit Option terminated. The number of warrants are not of a sufficient quantity to justify OTC (over the counter) trading.

The warrants became first exercisable on May 2, 2016 and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. As a result of exercising warrants, Zion issued approximately 94,000 shares of its Common Stock during 2016, resulting in cash proceeds of approximately $94,000.

Through the six months ended June 30, 2016, approximately $2,007,000 has been raised under the DSPP program. As a result, Zion issued approximately 1,102,000 shares of its Common Stock during the same period.

Additionally, warrants for approximately 286,000 shares of Common Stock were issued during the six months ended June 30, 2016 (approximately 95,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through June 30, 2016 is approximately $10,788,000.

Senior Convertible Bonds Rights Offering

10% Senior Convertible Notes due May 2, 2021

On October 21, 2015, we filed with the SEC a prospectus supplement for a rights offering. Under the rights offering, the Company distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes due May 2012”), to persons who owned shares of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100 per bond. Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

The offering was scheduled to terminate on January 15, 2016 but was extended to March 31, 2016. On March 31, 2016, the rights offering terminated.

On May 2, 2016 Zion issued approximately $3,470,000 aggregate principal amount of Notes due May 2021 in connection with the rights offering. We received net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. These costs have been discounted as deferred offering costs. During the three months ended June 30, 2016, we recorded approximately $5,000 in amortization expense related to the deferred financing costs, and approximately $20,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by us or converted by the holder.

Interest and principal may be repaid, at our option, in cash or in shares of Zion’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, will be based on the average of the closing prices of Zion’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest; such record date has been designated and will always be the 10th business day prior to the interest payment date on May 2 of each year. The number of shares for the payment of principal and unpaid interest, in lieu of the cash amount, shall be based upon the average of the closing price of Zion’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date; such record date has been designated as the trading day immediately prior to the 30-day period preceding the maturity date of May 2, 2021. Fractional shares will not be issued and the final number of shares being rounded up to the next whole share.

At any time prior to the close of business on the business day immediately preceding April 2, 2021, holders may convert their notes into Common Stock at the conversion rate of 44 shares per $100 bond (which is equivalent to a conversion rate of $2.27 per share). The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.

Beginning May 3, 2018, the Company is entitled to redeem for cash the outstanding Notes due May 2021 at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes due May 2021, which means that the Company is not required to periodically redeem or retire the Notes due May 2021.

	June 30, 2016		December 31, 2015
	US$	Total	US$	Total

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844,000	$1,844,000	-	-
Debt discount amortization, net	$20,000	$20,000	-	-
Offering cost, net	$(131,000)	$(131,000)	-	-
10% senior Convertible bonds – Long Term Liability	$1,733,000	$1,733,000	-	-

For the first quarter ended June 30, 2016, the Company recognized interest expense of approximately $56,000 related to the Notes due May 2021, payable for the first time and in arrears on May 2, 2017.

Derivative Liability

The Notes due May 2021 issued by the Company contain a convertible option that gives rise to a derivative liability.

The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its balance sheet. The fair value of the shares to be issued upon conversion of the Notes was recorded as a derivative liability, with the change in the fair value recorded as a gain or loss in the accompanying statement of operations.

The valuation of the Notes was done by using the Binomial Model, a well-accepted option-pricing model, and based on the Notes’ terms and other parameters the Company identified as relevant for the valuation of the Notes’ Fair Value.

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of June 30, 2016, the Company’s liabilities that are measured at fair value are as follows:

	June 30, 2016		December 31, 2015
	Level 3	Total	Level 3	Total
	US$		US$
Fair value of derivative liability at June 30, 2016	$1,124,000	$1,124,000	-	-

Change in value of derivative liability during 2016 are as follows:

US$ thousands

Derivative liability fair value at May 2, 2016	1,626
Gain on derivative liability	(502)
Derivative liability fair value at June 30, 2016	1,124

The following table presents the assumptions that were used for the model as of June 30, 2016:

	June 30, 2016	May 2, 2016
Convertible Option Fair Value of approximately	$1,124,000	$1,626,000
Annual Risk-free Rate	1.05%	1.41%
Volatility	60.03%	63.15%
Expected Term (years)	4.84	5
Convertible Notes Face Value	$3,470,000	$3,470,000
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$1.39	$1.74

During the six months ended June 30, 2016, the Company recorded unrealized gains of approximately $502,000 within the Statements of Operations line item, gain on derivative liability.

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

The total net book value of our unproved oil and gas properties under the full cost method is $5,864,000 at June 30, 2016.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

Fair Value Considerations

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. The Company uses Level 1 inputs for its fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. The Company uses Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. The Company uses observable market data whenever available.

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivate associated with the Convertible Bonds are accounted for as liabilities during the term of the related Convertible Bonds.

RESULTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	3,260	1,007	4,432	2,862
Other	614	1,077	1,005	1,608
Subtotal Operating costs and expenses	3,874	2,084	5,437	4,470

Other expense (income), net	(404)	(6)	(415)	17

Net loss	3,470	2,078	5,022	4,487

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2016 were $3,874,000 and $5,437,000, respectively, compared to $2,084,000 and $4,470,000 for the three and six months ended June 30, 2015. The increase in operating costs and expenses during the three months ended June 30, 2016 compared to 2015 is primarily attributable to increase in general and administrative expenses, partially offset by decrease in other expenses during the three months ended June 30, 2016, compared to the corresponding period in 2015. The increase in operating costs and expenses during the six months ended June 30, 2016 compared to same period in 2015 is primarily attributable to increase in general and administrative expenses, partially offset by decrease in other expenses, during the six months ended June 30, 2016, compared to the corresponding period in 2015.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2016 were $3,260,000 and $4,432,000, respectively, compared to $1,007,000 and $2,862,000 for the three and six months ended June 30, 2015. The increase in general and administrative expenses during each of the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants, offset by higher legal and other professional fees related to the GYP arbitration and settlement during 2015.

Other expenses. Other expenses during the three and six months ended June 30, 2016 were $614,000 and $1,005,000, respectively, compared to $1,077,000 and $1,608,000 for the three and six months ended June 30, 2015. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during each of the three and six months ended June 30, 2016 compared to the corresponding three and six month periods in 2015 is primarily attributable to lower marketing expenses.

Other expense (income), net. Other expense (income), net for the three and six months ended June 30, 2016 was $404,000 and $415,000 compared to $6,000 and $17,000 for the three and six months ended June 30, 2015. The decrease in Other expense (income), net during the three and six months ended June 30, 2016 compared to the corresponding three and six month periods in 2015 is primarily attributable to gain on derivative liability recorded during the three months ended June 30 2016.

Net Loss. Net loss for the three and six months ended June 30, 2016 was $3,470,000 and $5,022,000 compared to $2,078,000 and $4,487,000 for the three and six months ended June 30, 2015.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the six months ended June 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2016, we had approximately $4,468,000 in cash and cash equivalents compared to $2,871,000 at December 31, 2015. Our working capital (current assets minus current liabilities) was $4,383,000 at June 30, 2016 and $3,587,000 at December 31, 2015.

As of June 30, 2016, we provided bank guarantees to various governmental bodies (approximately $1,117,000) and others (approximately $78,000) in respect of our planned exploratory drilling operations in the aggregate amount of approximately $1,195,000. The funds securing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on Zion’s balance sheets as “restricted cash.”

During the six months ended June 30, 2016, cash used in operating activities totaled $3,285,000. Cash provided by financing activities during the six months ended June 30, 2016 was $5,498,000 and is primarily attributable to proceeds received from the DSPP and Notes offering. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $616,000 for the six months ended June 30, 2016.

  We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $428,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP and/or warrant sales, will be sufficient to finance our plan of operations through October 2016.

We intend to use most of the proceeds of the Follow On Public Offering to drill and test the MJL exploratory well. Subject to revision of the drilling program or unforeseen contingencies, the Company believes that a successful Follow On Public Offering will provide the needed proceeds to drill and test the MJL well. There can be no guarantees of success in the Follow On Public Offering or that additional capital will not be needed to complete the drilling and testing of the planned MJL exploratory well.

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

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through June 30, 2016.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2016 had a significant impact on our financial position, results of operations, or cash flow, except for Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount.

For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2013, the NIS has experienced a revaluation of approximately 10.8% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2015 and 2014 to June 30, 2016, the USD has fluctuated by approximately (1.4%) and (1.1%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2016, we had cash, cash equivalents and short-term bank deposits of approximately $5,744,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended June 30, 2016 was approximately 0.14%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2016, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2016, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

On July 1, 2016, following approval by the Board of Directors on June 7, 2016 appointing Mr. Dustin L. Guinn to the Company’s management team as Executive Vice Chairman, his Employment Agreement was executed. Mr. Guinn was appointed a director on May 1, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Ilan Sheena
	Victor G. Carrillo		Ilan Sheena
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 9, 2016	Date:	August 9, 2016

