Form 10-Q
period 2016-09-30
ZION OIL & GAS INC
filed 2016-11-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2016; or

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

As of October 31, 2016, Zion Oil & Gas, Inc. had outstanding 41,419,313 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	September 30, 2016	December 31, 2015
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	3,742	2,871
Fixed short term bank deposits – restricted	1,283	1,301
Prepaid expenses and other	152	360
Deferred offering cost (see Note 7)	83	134
Other receivables	158	374
Total current assets	5,418	5,040

Unproved oil and gas properties, full cost method	6,053	5,022

Property and equipment at cost
Net of accumulated depreciation of $432 and $473	118	144

Other assets
Assets held for severance benefits	253	226

Total assets	11,842	10,432

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	285	396
Asset retirement obligation	200	204
Derivative liability (see Note 8)	1,043	-
Accrued liabilities	483	853
Total current liabilities	2,011	1,453

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $124 and debt discount of $1,626 (see Note 6)	1,773	-
Provision for severance pay	307	249
Total long-term liabilities	2,080	249

Total liabilities	4,091	1,702

Commitments and contingencies (see Note 5)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at September 30, 2016: Issued and outstanding: 41,306,633 and 38,220,258 shares at September 30, 2016 and December 31, 2015 respectively	413	382
Additional paid-in capital	156,186	150,450
Accumulated deficit	(148,848)	(142,102)
Total stockholders’ equity	7,751	8,730

Total liabilities and stockholders’ equity	11,842	10,432

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	1,065	1,579	5,497	4,441
Other	641	405	1,646	2,013
Loss from operations	(1,706)	(1,984)	(7,143)	(6,454)

Other income (expense), net
Gain on derivative liability	81	-	583	-
Other income, net	43	-	43	-
Foreign exchange (loss), gain	1	(14)	12	(11)
Financial expenses, net	(143)	(5)	(241)	(25)

Loss before income taxes	(1,724)	(2,003)	(6,746)	(6,490)
Income taxes	-	-	-	-

Net loss	(1,724)	(2,003)	(6,746)	(6,490)

Net loss per share of common stock - basic and diluted (in US$)	(0.04)	(0.05)	(0.17)	(0.18)

Weighted-average shares outstanding - basic and diluted (in thousands)	42,096	37,441	40,777	36,764

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2015	38,220	382	150,450	(142,102)	8,730
Funds received from sale of DSPP units and shares	1,697	17	2,783	-	2,800
Value of bonds converted to shares	6	*	8	-	8
Funds received from option exercises	1,384	14	-	-	14
Value of options granted to employees, directors and others	-	-	2,945	-	2,945
Net loss	-	-	-	(6,746)	(6,746)
Balances as of September 30, 2016	41,307	413	156,186	(148,848)	7,751

*Less than one thousand

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2016	2015
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,746)	(6,490)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	46	46
Capital gain on sale of property and equipment	(43)	-
Cost of options issued to employees, directors & others	2,732	1,132
Interest on short term bank deposits	(13)	13
Interest and finance expense accrued on convertible bonds and amortization of debt discount	217	-
Change in derivative liability	(583)	-
Change in assets and liabilities, net:
Prepaid expenses and other	208	115
Change in other receivables	216	(217)
Severance pay, net	31	4
Accounts payable	(90)	22
Accrued liabilities	(497)	961
Asset retirement obligation	(4)	282
Net cash used in operating activities	(4,526)	(4,132)

Cash flows from investing activities
Investment in short term bank deposits	31	517
Acquisition of property and equipment	(21)	(7)
Proceeds from sale of property and equipment	44	-
Investment in unproved oil and gas properties	(856)	(572)
Net cash (used in) provided by investing activities	(802)	(62)

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	3,470	-
Deferred offering cost	(85)	-
Proceeds from sale of stock and exercise of options	2,814	3,064
Net cash provided by financing activities	6,199	3,064

Net increase (decrease) in cash and cash equivalents	871	(1,130)
Cash and cash equivalents – beginning of period	2,871	5,344
Cash and cash equivalents – end of period	3,742	4,214

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	213	94
Unpaid investments in oil & gas properties	17	34
Debt discount related to the derivative liability	1,626	-
Deferred offering cost	136	-

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A.	Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of more than 16 years of oil and gas exploration in Israel. As of September 30, 2016, the Company had no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which, unless extended, must be spud by December 1, 2016 as referenced below. The drilling of this well to the desired depth is subject to the Company raising sufficient funds from equity or debt offerings, of which no assurance can be provided.

Megiddo-Jezreel Petroleum License (“MJL”)

The MJL was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

On June 28, 2016, the Company submitted a third Application for Extension of Drilling Date, and on July 4, 2016, the Petroleum Commissioner formally approved the application as follows:

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

The Petroleum Commissioner modified Zion’s work plan deadlines and awarded the Company a one-year extension to December 2, 2017, on its Megiddo-Jezreel petroleum exploration license, subject to Zion signing a drilling contract and submitting a detailed engineering plan by October 13, 2016 and spudding an exploratory well by December 1, 2016. The Company timely complied with two key Special Conditions of our existing license terms established by the Israel Petroleum Commissioner, by providing on October 13, 2016 the fully executed drilling contract with S.A. Daflog, S.R.L. (dated 6 October 2016) and a Detailed Drilling Engineering Plan for the Megiddo-Jezreel #1 well. Zion entered into a drilling contract with S.A. DAFLOG S.R.L., an Israeli-registered related party entity to DAFORA S.A.

As previously reported, the Company needed authorization from the Israel land Authority (the “ILA”), the formal lessor of the land to the kibbutz, to access and utilize the drill site. The Company received this authority on July 4, 2016; this authority is effective through January 3, 2017. This is in conjunction with our May 15, 2016, signed agreement with Kibbutz Sde Eliyahu on whose property the drilling pad will be situated.

The drill site plan is being prepared by an outside engineering firm to accommodate DAFORA’s F-400 Rig which was commissioned by us for the drilling. The Company has awarded the drill site construction contract to an Israeli company named Y. Bazelet and Aggregatim LTD. The final step in the process is for Zion to submit the revised drill site plan along with our Application to Drill for final drilling program approval. Drill site construction is planned to start in November and it should take approximately 45-60 days to complete.  Upon completion of the access road and drill site, we hope to commence rig mobilization to the MJ#1 location to begin rig-up and acceptance testing, assuming no weather or regulatory delays. The drilling, completion and testing of the well will be subject to raising the necessary capital of which no assurances can be provided.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

While Zion has successfully complied with the Special Conditions of the Company’s work program to date, the process of securing an appropriate drilling rig and crew with which to drill our upcoming well has been long and complicated. As such, Zion submitted a drilling date extension request to the Petroleum Commissioner on November 7, 2016. Key details of the extension request are as outlined below:

NO.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Begin drilling / spud well	30 June 2017
2	Submit final report on the results of drilling	1 November 2017
3	Submit a plan for continued work in the license area	1 December 2017

No assurance can be given that this extension request will be granted.

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

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other subsequent interim period.

To date, the Company has not achieved a discovery of either oil or natural gas in commercial quantities. The Company incurs cash outflows from operations and all exploration activities and overhead expenses to date have been financed by way of equity and debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2016, the Company incurred a net loss of approximately $6.7 million and had an accumulated deficit of approximately $148.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration program. Management is of the opinion that available cash resources are sufficient to finance its plan of operations through January 2017 (See Note 3E).

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances. There can be no assurance that this capital will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities, including the drilling of the planned MJL exploratory well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A.	Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (the “Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 5,915,442 and 5,280,311 Common Stock equivalents in the nine-month period ended September 30, 2016 and 2015 respectively, would be anti-dilutive.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in the loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $6,053,000 and $5,022,000 as of September 30, 2016 and December 31, 2015, respectively.

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

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as a liability during the term of the related Convertible Bonds.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

F.	Recently Adopted Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2016 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

Note 3 - Stockholders’ Equity

A.	2011 Equity Incentive Plan for employees and consultants

During the nine months ended September 30, 2016, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase:

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

v.

1,540,000 shares of Common Stock to senior officers, other staff members, directors and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 5, 2026. The fair value of the options at the date of grant amounted to approximately $2,373,000.

vi.

100,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through June 30, 2026. The fair value of the options at the date of grant amounted to approximately $147,000.

B.	2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2016, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.	25,000 shares of Common Stock to a non-employee director at an exercise price of $1.87 per share. The options vested upon grant and are exercisable through January 31, 2022. The fair value of the options at the date of grant amounted to approximately $20,000.

ii.	400,000 shares of Common Stock to non-employee directors at an exercise price of $1.55 per share. The options vested upon grant and are exercisable through June 5, 2022. The fair value of the options at the date of grant amounted to approximately $239,000.

C.	Stock Options

The stock option transactions since January 1, 2016 are shown in the table below:

		Weighted average
	Number of shares	exercise price
		US$
Outstanding, December 31, 2015	3,629,693	1.76
Changes during 2016 to:
Granted to employees, officers, directors and others	2,160,000	0.28
Expired/Cancelled/Forfeited	(174,750)	2.72
Exercised	(1,378,500)	0.01
Outstanding, September 30, 2016	4,236,443	1.55
Exercisable, September 30, 2016	4,231,443	1.55

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.01	5,000	9.51	0.01	0.01	2,500	9.51	0.01
-	-	-	-	0.01	14,500	8.55	0.01
-	-	-	-	0.01	5,000	7.70	0.01
-	-	-	-	0.01	45,000	7.50	0.01
-	-	-	-	0.01	25,000	7.12	0.01
-	-	-	-	0.01	20,000	3.34	0.01
-	-	-	-	0.01	20,500	8.85	0.01
-	-	-	-	0.01	10,000	9.01	0.01
-	-	-	-	0.01	25,000	9.25	0.01
-	-	-	-	0.01	639,000	9.67	0.01
-	-	-	-	0.01	100,000	9.74	0.01
-	-	-	-	1.38	108,000	4.26	1.38
-	-	-	-	1.38	149,750	8.26	1.38
-	-	-	-	1.55	400,000	5.68	1.55
-	-	-	-	1.67	390,000	4.01	1.67
-	-	-	-	1.67	492,193	8.01	1.67
-	-	-	-	1.70	333,500	6.22	1.70
-	-	-	-	1.70	120,000	2.22	1.70
-	-	-	-	1.73	25,000	2.28	1.73
-	-	-	-	1.82	25,000	0.70	1.82
-	-	-	-	1.86	25,000	2.18	1.86
-	-	-	-	1.87	25,000	5.34	1.87
-	-	-	-	1.95	25,000	3.51	1.95
-	-	-	-	1.96	25,000	2.93	1.96
-	-	-	-	2.03	25,000	4.59	2.03
-	-	-	-	2.28	25,000	2.78	2.28
-	-	-	-	2.61	150,000	1.18	2.61
-	-	-	-	2.61	981,500	5.18	2.61
0.01	5,000	9.51	0. 01	0.01-2.61	4,231,443		1.55

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the nine months ended September 30, 2016 and 2015, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.56	$1.62
Dividend yields	-	-
Expected volatility	57%-69%	68%-70%
Risk-free interest rates	0.94%-1.76%	0.97%-1.60%
Expected lives (in years)	3.00-5.50	3.00-5.50
Weighted-average grant date fair value	$1.27	$1.31

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the nine months ended September 30, 2016 and 2015, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.55	$1.74
Dividend yields	-	-
Expected volatility	70%	72%-74%
Risk-free interest rates	1.73%	1.87%-2.23%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.54	$1.71

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

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D.	Compensation Cost for Option Issuances

The following table sets forth information about the compensation cost of all option issuances recognized for employees and directors:

For the nine months ended September 30,
2016	2015
US$	US$
2,621,000	961,000

The following table sets forth information about the compensation cost of all option issuances recognized for non-employees:

For the nine months ended September 30,
2016	2015
US$	US$
324,000	265,000

As of September 30, 2016, there was approximately $4,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining period of 2016 and 2017.

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

The warrants became first exercisable on May 2, 2016 and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. The Company issued approximately 120,000 shares of its Common Stock as of September 30, resulting in cash proceeds of approximately $120,000.

For the nine months ended September 30, 2016, approximately $2,680,000 has been raised under the DSPP program. As a result, the Company issued approximately 1,578,000 shares of its Common Stock during the same period.

Additionally, warrants for approximately 286,000 shares of Common Stock were issued during the nine months ended September 30, 2016 (approximately 95,000 each of ZNWAB, ZNWAC, and ZNWAD). As of September 30, 2016, the number of outstanding warrants for each warrant issue is as approximately: 320,000 of ZNWAB, 348,000 of ZNWAC, and 351,000 of ZNWAD. The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through September 30, 2016 is approximately $11,488,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F.	Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020

The Company had approximately 1,567,000 outstanding warrants as of September 30, 2016.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2016	December 31, 2015
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	1,657	1,312
Capitalized salary costs	1,523	1,177
Legal costs, license fees and other preparation costs	2,843	2,506
Other costs	30	27
	6,053	5,022

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 5 - Commitments and Contingencies

A.	Litigation

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

B.	Environmental and Onshore Licensing Regulatory Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries since 2012 as it pertains to oil and gas activities. Mention of these guidelines were included in previous Zion Oil & Gas filings.

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

As of September 30, 2016, the Company provided bank guarantees to various governmental bodies (approximately $1,121,000) and others (approximately $80,000) in respect of its drilling operation in an aggregate amount of approximately $1,201,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes in connection with the rights offering. The Company received net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the offering. These costs have been discounted as deferred offering costs.

The Notes contain a convertible option that gives rise to a derivative liability, which is accounted for separately from the Notes (see below and Note 8). Accordingly, the Notes were initially recognized at fair value of approximately $1,844,000, which represents the principal amount of $3,470,000 from which a debt discount of approximately $1,626,000 (which is equal to the fair value of the convertible option) was deducted.

During the nine months ended September 30, 2016, the Company recorded approximately $12,000 in amortization expense related to the deferred financing costs, and approximately $65,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

Interest and principal may be paid, at the Company’s option, in cash or in shares of the Company’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, will be based on the average of the closing prices of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest; such record date has been designated and will always be the 10th business day prior to the interest payment date on May 2 of each year. The number of shares for the payment of principal, in lieu of the cash amount, shall be based upon the average of the closing price of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date; such record date has been designated as the trading day immediately prior to the 30-day period preceding the maturity date of May 2, 2021. Fractional shares will not be issued and the final number of shares will be rounded up to the next whole share.

At any time prior to the close of business on the business day immediately preceding April 2, 2021, holders may convert their notes into Common Stock at the conversion rate of 44 shares per $100 bond (which is equivalent to a conversion rate of approximately $2.27 per share). The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of stock dividends and payment of cash dividends.

Beginning May 3, 2018, the Company is entitled to redeem for cash the outstanding Notes at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes due May 2021, which means that the Company is not required to periodically redeem or retire the Notes due May 2021.

Through the nine months ended September 30, 2016, approximately 125 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 5,500 shares of its Common Stock during the same period.

	September 30, 2016		December 31, 2015
	US$	Total	US$	Total

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844,000	$1,844,000	-	-
Debt discount amortization, net	$65,000	$316,000	-	-
Bonds converted to shares	$(12,000)	$(12,000)	-	-
Offering cost, net	$(124,000)	$(124,000)	-	-
10% senior Convertible bonds – Long Term Liability	$1,773,000	$2,024,000	-	-

For the nine months ended September 30, 2016, the Company recognized interest expense of approximately $144,000 related to the Notes, Payable for the first time and in arrears on May 2, 2017.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 7 - 12% Convertible Bonds Public Offering (May 31, 2016 – October 31, 2016)

Follow On Public Offering - 12% Senior Convertible Bonds due December 2, 2028 (see Note 9)

On May 31, 2016, the Company filed with the SEC a Prospectus Supplement, as subsequently amended on June 22, 2016 and August 30, 2016 for an offering of the Company’s 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a "best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering was made available through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period was scheduled to continue through September 1, 2016. This conditional closing was subject to extension by the Company, in its sole discretion, for an additional 60 day period to which the Company elected, thereby extending the closing to November 1, 2016. All offering proceeds were deposited into an escrow account at Ocean First Bank, which acted as the escrow agent for the “best efforts” offering.

On November 1, 2016, the Company closed its public bond offering. The minimum aggregate amount of $2,500,000 was not reached as of the November 1, 2016 closing date. Ocean First Bank has been authorized and directed to promptly return invested funds, without deduction, to the rightful owners.

In connection with the “best efforts” offering, the Company incurred to date approximately $83,000 of deferred issuance costs, which primarily consisted of underwriter fees, legal and other professional service fees.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 8 - Derivative Liability

The Notes issued by the Company and discussed in Note 6 contain a convertible option that gives rise to a derivative liability.

The debt instrument the Company issued includes a make-whole provision, which provides that in the event of conversion by the investor under certain circumstances, the issuer is required to deliver to the holder additional consideration beyond the settlement of the conversion obligation.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of September 30, 2016, the Company’s liabilities that are measured at fair value are as follows:

	September 30, 2016		December 31, 2015
	Level 3	Total	Level 3	Total
	US$		US$
Fair value of derivative liability at September 30, 2016	$1,043,000	$1,043,000	-	-

Change in value of derivative liability during 2016 are as follows:

US$ thousands

Derivative liability fair value at May 2, 2016	1,626
Gain on derivative liability	(583)
Derivative liability fair value at September 30, 2016	1,043

The following table presents the assumptions that were used for the model as of September 30, 2016:

	September 30, 2016	May 2, 2016
Convertible Option Fair Value of approximately	$1,043,000	$1,626,000
Annual Risk-free Rate	1.19%	1.41%
Volatility	57.02%	63.15%
Expected Term (years)	4.59	5.00
Convertible Notes Face Value	$3,457,500	$3,470,000
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$1.40	$1.74

During the nine months ended September 30, 2016, the Company recorded unrealized gains of approximately $583,000 (net) within the Statements of Operations line item, gain on derivative liability.

Zion Oil & Gas, Inc.

Notes to Financial Statements cont’d (Unaudited)

Note 9 - Subsequent Events

New Unit Option under the Unit Program

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which stockholders and interested investors can purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. The warrant shall have the symbol “ZNWAE,” but no assurance can be provided that the warrant will be approved for listing on the NASDAQ Global Market. The Company’s new Unit Program is scheduled to terminate on January 31, 2017 (unless extended at the Company’s sole discretion).

The warrants will first become exercisable on March 3, 2017, which is the 31st day following the Unit Program Termination Date (i.e., on January 31, 2017), unless extended, and continue to be exercisable through March 3, 2020 at a per share exercise price of $1.00. If the Common Stock of the Company closes at or above $5.00 for fifteen (15) consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to provide a notice to warrant holders of an early termination of the warrant within sixty (60) days of the notice.

Stock Option Grant

On November 1, 2016, the Company granted the following options from the 2011 Equity Incentive Plan for employees, consultants, and service providers, to purchase:

i.	30,000 shares of Common Stock to a consultant at an exercise price of $.01 per share. The options vested upon grant and are exercisable through November 1, 2026. The fair value of the options at the date of grant amounted to approximately $36,000.

Investments in DSPP and Unit Program

The Company received approximately $506,000 in new investments in its DSPP and Unit Program during the period October 1, 2016 through November 4, 2016.

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

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which, unless granted an extension, must be spudded by December 1, 2016 as referenced below.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of October, 2016.

On June 28, 2016, the Company submitted a third Application for Extension of Drilling Date, and on July 4, 2016, the Petroleum Commissioner formally approved the application as follows:

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

The Petroleum Commissioner modified Zion’s MJL work plan deadlines and awarded the Company a one-year extension to December 2, 2017, subject to Zion signing a drilling contract and submitting a detailed engineering plan by October 13, 2016, and spudding an exploratory well by December 1, 2016.

The Company timely complied with two key special conditions of our existing license terms established by Israel’s Petroleum Commissioner, by providing on October 13, 2016 the fully executed drilling contract with S.A. Daflog, S.R.L. (dated 6 October 2016) and a detailed Drilling Engineering Plan for the Megiddo-Jezreel #1 well.

Zion entered into a drilling contract with S.A. DAFLOG S.R.L., an Israeli-registered related party entity to DAFORA S.A. DAFORA is the largest drilling company in Romania and has drilled over 1,000 wells in Romania, Eastern Europe and East Africa. Zion will use DAFORA’s F-400 drilling rig which has a 3,000 HP capacity drawworks capable of drilling to over 7,000 meters. This provides sufficient horsepower and safety factor to drill our planned well with a target depth of up to 4,500 meters. The DAFORA rig and most of its major components are currently stored in Israel, at Givot Olam’s Meged-8 drill site.

As previously reported, the Company needed authorization from the Israel land Authority (the “ILA”), the formal lessor of the land to the kibbutz, to access and utilize the drill site. On August 16, 2016, the Company signed the agreement with the ILA to access and utilize the drill site. This is in conjunction with our May 15, 2016, signed agreement with Kibbutz Sde Eliyahu on whose property the drilling pad will be situated.

The drill site plan is being prepared by an outside engineering firm to accommodate DAFORA’s F-400 Rig. The Company has awarded the drill site construction contract to an Israeli company named Y. Bazelet and Aggregatim LTD. The final step in the process is for Zion to submit the drill site plan along with our Application to Drill for final drilling program approval. Drill site construction is planned to start in November, and it should take approximately 45-60 days to complete.  Upon completion of the access road and drill site, we plan to commence rig mobilization to the MJ#1 location to begin rig-up and acceptance testing, assuming no weather or regulatory delays. The drilling, completion and testing of the well will be subject to raising the necessary capital of which no assurances can be provided. As of the date of this report, the Company does not have the cash resources to both spud and drill the MJL to the desired total depth.

While Zion has successfully complied with the Special Conditions of the Company’s work program to date, the process of securing an appropriate drilling rig and crew with which to drill our upcoming well has been long and complicated. As such, Zion submitted a drilling date extension request to the Petroleum Commissioner on November 7, 2016. Key details of the extension request are outlined below:

NO.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Begin drilling / spud well	30 June 2017
2	Submit final report on the results of drilling	1 November 2017
3	Submit a plan for continued work in the license area	1 December 2017

While no assurance can be given that this extension request will be granted, Zion is optimistic that the request will be favorably received by the Petroleum Commissioner.

Depending on the results of the planned exploratory well and subject to adequate cash resources at the time, multiple wells could be drilled from this pad site, as several subsurface geologic targets can be reached using directional well trajectories.

Zion’s Former Asher-Menashe and Joseph Licenses

Zion has plugged all of its exploratory wells on its former Asher-Menashe and Joseph License areas and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials. We continue to make significant progress toward fully abandoning all these sites and currently await Environmental Ministry permission to move forward.

Onshore Licensing, Oil and Gas Exploration and Environmental Guidelines

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner, the Energy Ministry, and the Environmental Ministry since 2012 as it pertains to oil and gas activities. Mention of these guidelines were included in previous Zion Oil & Gas filings.

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

Capital Resources Highlights

We need to raise significant funds to finance the drilling and testing of our next exploratory well and maintain orderly operations. To date, we have funded our operations through the issuance of our securities and convertible debt. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

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

The warrants became first exercisable on May 2, 2016 and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. As a result of exercising warrants, Zion issued approximately 120,000 shares of its Common Stock during 2016, resulting in cash proceeds of approximately $120,000.

For the nine months ended September 30, 2016, approximately $2,680,000 has been raised under the DSPP program. As a result, Zion issued approximately 1,578,000 shares of its Common Stock during the same period.

Additionally, warrants for approximately 286,000 shares of Common Stock were issued during the nine months ended September 30, 2016 (approximately 95,000 each of ZNWAB, ZNWAC, and ZNWAD). The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through September 30, 2016 is approximately $11,488,000.

New Unit Option under the Unit Program

Under our DSPP, as of November 1, 2016 and through January 31, 2017, we are offering a new unit option (the “Unit Program”) pursuant to which stockholders and interested investors can purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. The warrant shall have the symbol “ZNWAE,” but no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market. The Company’s new unit option program is scheduled to terminate on January 31, 2017 (unless extended at the Company’s sole discretion).

The warrants will first become exercisable on March 3, 2017, which is the 31st day following the unit option program termination date (i.e., on January 31, 2017), unless extended, and continue to be exercisable through March 3, 2020 at a per share exercise price of $1.00. If the Common Stock of the Company closes above $5.00 per share for fifteen (15) consecutive trading days at any time prior to the expiration date of the warrant, the Company, at its sole discretion, may provide a notice to warrant holders of an early termination of the warrant within sixty (60) days of the notice. No change will be made to the warrant exercise price of $1.00 per share.

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

The offering was originally scheduled to terminate on January 15, 2016 but was extended to March 31, 2016. On March 31, 2016, the rights offering terminated.

On May 2, 2016 Zion issued approximately $3,470,000 aggregate principal amount of Notes in connection with the rights offering. We received net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the offering. These costs have been discounted as deferred offering costs. During the nine months ended September 30, 2016, we recorded approximately $12,000 in amortization expense related to the deferred financing costs, plus approximately $65,000 in debt discount amortization (net), and approximately $583,000 in a gain on derivative liability (see “Fair Value Considerations” section for more insight). The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by us or converted by the holder.

Interest and principal may be paid, at our option, in cash or in shares of Zion’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, will be based on the average of the closing prices of Zion’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest; such record date has been designated and will always be the 10th business day prior to the interest payment date on May 2 of each year. The number of shares for the payment of principal, in lieu of the cash amount, shall be based upon the average of the closing price of Zion’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date; such record date has been designated as the trading day immediately prior to the 30-day period preceding the maturity date of May 2, 2021. Fractional shares will not be issued, and the final number of shares will be rounded up to the next whole share.

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

Beginning May 3, 2018, the Company is entitled to redeem for cash the outstanding Notes due May 2021 at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes, which means that the Company is not required to periodically redeem or retire the Notes due May 2021.

During the nine months ended September 30, 2016, the Company recognized interest expense of approximately $144,000 related to the Notes due May 2021, payable for the first time and in arrears on May 2, 2017.

Through the nine months ended September 30, 2016, approximately 125 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 5,500 shares of its Common Stock during the same period.

12% Senior Convertible Bonds due December 2, 2028

On May 31, 2016, the Company filed with the SEC a Prospectus Supplement, as subsequently amended on June 22, 2016 and August 30, 2016 for an offering of the Company’s 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a "best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering was made available through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period was scheduled to continue through September 1, 2016. This conditional closing was subject to extension by the Company, in its sole discretion, for an additional 60 day period to which the Company elected, thereby extending the closing to November 1, 2016. All offering proceeds were deposited into an escrow account at Ocean First Bank, which acted as the escrow agent for the “best efforts” offering.

On November 1, 2016, the Company closed its public bond offering. The minimum aggregate amount of $2,500,000 was not reached as of the November 1, 2016 closing date. Ocean First Bank has been authorized and directed to promptly return invested funds, without deduction, to the rightful owners.

In connection with the “best efforts” offering, the Company incurred to date approximately $83,000 of deferred issuance costs, which primarily consisted of underwriter fees, legal and other professional service fees.

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

The total net book value of our unproved oil and gas properties under the full cost method is $6,053,000 at September 30, 2016.

Asset Retirement Obligation

We record a liability for any asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

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

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as liabilities during the term of the related Convertible Bonds.

RESULTS OF OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,065	1,579	5,497	4,441
Other	641	405	1,646	2,013
Subtotal Operating costs and expenses	1,706	1,984	7,143	6,454

Other expense (income), net	18	19	(397)	36

Net loss	1,724	2,003	6,746	6,490

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2016 were $1,706,000 and $7,143,000, respectively, compared to $1,984,000 and $6,454,000 for the three and nine months ended September 30, 2015. The decrease in operating costs and expenses during the three months ended September 30, 2016 compared to the same three month period in 2015 is primarily attributable to a decrease in general and administrative expenses, partially offset by an increase in other expenses. The increase in operating costs and expenses during the nine months ended September 30, 2016 compared to same period in 2015 is primarily attributable to an increase in general and administrative expenses, partially offset by a decrease in other expenses.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2016 were $1,065,000 and $5,497,000, respectively, compared to $1,579,000 and $4,441,000 for the three and nine months ended September 30, 2015. The decrease in general and administrative expenses during the three months ended September 30, 2016 compared to the corresponding period in 2015 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants during 2015. The increase in general and administrative expenses during the nine months ended September 30, 2016 compared to the corresponding period in 2015 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants during 2016 offset by higher legal and other professional fees related to the GYP arbitration and settlement during 2015.

Other expenses. Other expenses during the three and nine months ended September 30, 2016 were $641,000 and $1,646,000, respectively, compared to $405,000 and $2,013,000 for the three and nine months ended September 30, 2015. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the three months ended September 30, 2016 compared to the corresponding period in 2015 is primarily attributable to higher marketing expenses. The decrease in other general and administrative expenses during the nine months ended September 30, 2016 compared to the corresponding period in 2015 is primarily attributable to operational expenses incurred during the nine months ended September 30, 2015 in regard to abandonment of the Company's exploratory wells (in the former Joseph and Asher-Menashe Licenses).

Other expense (income), net. Other expense (income), net for the three and nine months ended September 30, 2016 were $18,000 and ($397,000) compared to $19,000 and $36,000 for the three and nine months ended September 30, 2015. The decrease in Other expense (income), net during the nine months ended September 30, 2016 compared to the corresponding nine month periods in 2015 is primarily attributable to a gain on derivative liability recorded during 2016 offset by higher interest and financial expenses recorded during 2016.

Net Loss. Net loss for the three and nine months ended September 30, 2016 was $1,724,000 and $6,746,000 compared to $2,003,000 and $6,490,000 for the three and nine months ended September 30, 2015.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the issuance of convertible debt, as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the nine months ended September 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2016, we had approximately $3,742,000 in cash and cash equivalents compared to $2,871,000 at December 31, 2015, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $3,407,000 at September 30, 2016 and $3,587,000 at December 31, 2015. At September 30, 2016 our working capital included $1,283,000 in restricted cash as well as $1,043,000 as a derivative liability.

As of September 30, 2016, we provided bank guarantees to various governmental bodies (approximately $1,121,000) and others (approximately $80,000) in respect of our planned exploratory drilling operations in the aggregate amount of approximately $1,201,000. The funds securing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on Zion’s balance sheets as “restricted cash.”

During the nine months ended September 30, 2016, cash used in operating activities totaled $4,526,000. Cash provided by financing activities during the nine months ended September 30, 2016 was $6,199,000 and is primarily attributable to proceeds received from the DSPP and Notes offering. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $802,000 for the nine months ended September 30, 2016.

  We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $530,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP and/or unit program proceeds, will be sufficient to finance our plan of operations through January 2017. However, as of the date of this report we do not have sufficient cash resources on hand to both spud and drill to the desired total depth (TD) the planned MJL well.

Even if we raise the funds needed to drill the MJL well to TD, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in existing license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities.

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through September 30, 2016.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 31, 2015 and 2014 to September 30, 2016, the USD has fluctuated by approximately (3.4%) and (3.7%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2016, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $5,025,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended September 30, 2016 was approximately 0.14%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2016, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2016, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Amendment No. 2 to Supplemental Indenture (incorporated by reference to the Current Report on Form 8-K filed on August 30, 2016)

10.2	Employment Agreement dated as of July 1, 2016 between Zion Oil & Gas, Inc. and Dustin L. Guinn (incorporated by reference to the Current Report on Form 8-K filed on September 16, 2016)

10.3	Employment Agreement dated as of August 15, 2016 between Zion Oil & Gas, Inc. and Michael Croswell (incorporated by reference to the Current Report on Form 8-K filed on September 16, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 10, 2016	Date:	November 10, 2016

