Form 10-K
period 2016-12-31
ZION OIL & GAS INC
filed 2017-03-14
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $53.5 million. This amount is based on the closing price of registrant’s common stock on the NASDAQ Global Market on that date.

The registrant had 45,466,257 shares of common stock, par value $0.01, outstanding as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2017 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2016 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	Our ability to raise sufficient capital to fund the drilling of our planned exploratory well, the Megiddo-Jezreel #1 well;

●	the going concern qualification in our financial statements;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our liquidity and our ability to raise capital to finance the drilling of our next exploratory well and our overall exploration and development activities;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic trucks, drilling rigs, and transportation pipelines;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which the drilling of our exploratory well and the exploratory activities will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

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

PART I

ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 17 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the NASDAQ Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected and constructed the specific drill pad location from which to drill its next exploration well, which it plans to spud within the second quarter of 2017. The drilling of this well to the desired depth is subject to the Company raising sufficient funds from the current unit offering (scheduled to terminate on March 31, 2017) and possible additional capital raising efforts.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of December, 2016.

Summary of Current and Former Company License Areas

Megiddo-Jezreel Petroleum License

The Megiddo-Jezreel License (“MJL”) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL (~99,000 acres) is onshore, south and west of the Sea of Galilee.

Under the original license terms, Zion had until July 1, 2015 to identify and submit a drilling prospect. The license terms also called for the Company to enter into a drilling contract by October 1, 2015 and begin drilling or “spud” a well by December 1, 2015. Zion has applied for, and been awarded several extensions/revisions of the original MJL terms, the most recent of which are outlined below.

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

Zion entered into a drilling contract with S.A. DAFLOG S.R.L., an Israeli-registered related party entity to DAFORA S.A. DAFORA is the largest drilling company in Romania and has drilled over 1,000 wells in Romania, Eastern Europe and East Africa. Zion will use DAFORA’s F-400 drilling rig which has a 3,000 HP capacity drawworks capable of drilling to over 7,000 meters (approximately 23,000 feet). This provides sufficient horsepower and safety factor to drill our planned well with a target depth of up to 4,500 meters (approximately 15,000 feet). The DAFORA rig and most of its major components are currently stored in Israel, at Givot Olam’s Meged-8 drill site.

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

The drill site plan was prepared by an outside engineering firm to accommodate DAFORA’s F-400 Rig. Zion awarded the drill site construction contract to an Israeli company named Y. Bazelet and Aggregatim LTD. The final step in the process is for Zion to submit our Application for Permit to Drill for final drilling permit approval. Drill site construction started in late December 2016, and was completed in February, 2017.  Upon completion of the access road and drill site, we plan to commence rig mobilization to the MJ#1 location to begin rig-up and acceptance testing, assuming no weather or regulatory delays. The drilling, completion and testing of the well will be subject to raising the necessary capital of which no assurances can be provided. As of the date of this report, the Company has cash resources to spud the well but does not yet have the cash resources to drill the MJ #1 well to the planned total depth of 4,500 meters (approximately 15,000 feet).

While Zion has successfully complied with the Special Conditions of the Company’s work program to date, the process of securing an appropriate drilling rig and crew with which to drill our upcoming well was long and complicated. As such, Zion submitted a drilling date extension request to the Petroleum Commissioner on November 7, 2016. Key details of the extension request are outlined below:

NO.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Begin drilling / spud well	30 June 2017
2	Submit final report on the results of drilling	1 November 2017
3	Submit a plan for continued work in the license area	1 December 2017

On November 29, 2016, the Company received notification from the State of Israel’s Petroleum Commissioner officially approving the Company’s drilling date extension.

Zion’s Former Jordan Valley, Asher-Menashe and Joseph Licenses

On March 29, 2015, the Energy Ministry formally approved the Company’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Company has plugged all of its exploratory wells (in the former Joseph and Asher-Menashe License areas) but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

Exploration Plans Going Forward

We continue our exploration focus on our Megiddo-Jezreel License area as that area appears to possess the key geologic ingredients of an active petroleum system. We have selected the specific drill pad location from which to drill our next exploration well, the Megiddo-Jezreel #1 well (“MJ#1”), which we plan to spud in the first half of 2017.

The drill site and access road construction which started in late December 2016 was completed.  We plan to commence rig mobilization to the MJ #1 location to begin rig-up and acceptance testing, assuming no weather or regulatory delays.

In September 2015, Zion engaged Forrest Garb & Associates (“FGA”), an international petroleum engineering and geoscience consulting firm and an independent third party, to provide a resource assessment report, as required under the terms of Zion’s current petroleum exploration license. FGA prepared its Resource Assessment Report of Gross Prospective Resources (“Garb Report)) which relates to Zion’s Beit Shean Prospect for the proposed drilling of the MJ #1 well. This independent analysis affirms Zion’s internal interpretation of four separate objectives (Mid-Cretaceous, Upper Jurassic, Mid-Jurassic and Triassic) and discloses potential resource estimates.

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

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts during 2016 and 2015:

	2016	2015
	US$ (000)	US$ (000)

Megiddo-Jezreel Valley License
Geological & Geophysical Operations	1,020	725
Equipment purchasing	325	443
Location construction	89	--

Asher-Menashe License (expired on June 9, 2014)
Geological & Geophysical Operations	--	15
Plug & Abandonment Operations	2	178

Joseph License (expired on October 10, 2013)
Plug & Abandonment Operations	2	77

Total	1,438	1,438

Employees & Contractors

As of December 31, 2016, we had 23 employees and contractors of whom all but three are on a full-time basis. Included in this number are certain contractors who provide services to the Company on an ongoing basis. Of the 23 total headcount, 14 work out of our Dallas office and 9 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized drilling, health and safety, engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies (such as Zion Oil & Gas, Genie Oil & Gas/Afek, and Givot Olam), as well as larger consortia of local Israeli and foreign participants (Noble Energy Inc./Delek Group Ltd.). Most groups are engaged primarily in offshore activities, which is not an area in which we are currently active. So long as we hold our current license, Israeli law conveys an exclusive exploration right to Zion such that no additional companies may compete in our license area.

Historically, primarily for geopolitical reasons, Israel (particularly onshore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies. Since the announcement of the Tamar and Leviathan discoveries, this situation has changed somewhat. Limited availability in Israel of oil field service companies, equipment and personnel continues to present obstacles, especially during periods of decreased activity and risk aversion in the current market. We attempt to enhance our position by developing and maintaining good professional relations with oil field service providers and by demonstrating a high level of credibility in making and meeting commercial commitments.

The oil and gas industry is cyclical, and from time to time there is a shortage of drilling rigs, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies can vary greatly. If the unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel were particularly severe in the areas where we operate, we could be materially and adversely affected. We will continue to monitor the market and build service provider relationships in order to help mitigate concentration risk.

If any of our exploratory wells are commercially productive, we would install the appropriate production equipment which includes, among other items, oil and gas separation facilities and storage tanks. Under the terms of the Petroleum Law, we may be required by the Minister of Energy and Water Resources to offer first refusal for any oil and gas discovered to Israeli domestic purchasers at market prices.

Since Israel imports almost all of its crude oil needs and the market for crude oil in Israel is limited to two local oil refineries, no special marketing strategy needs to be adopted initially with regard to any oil that we may ultimately discover. We believe that we would have a ready local market for our oil at market prices in addition to having the option of exporting to the international market, if any of our future exploratory wells are commercially productive.

Israel’s Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law. The administration and implementation of the Petroleum Law are vested in the Minister of Infrastructures, Energy and Water Resources (“Energy Minister”), the Petroleum Commissioner and an advisory council. The following discussion includes a brief summary review of certain provisions of the Petroleum Law as currently in effect. This review is not complete, and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

Petroleum resources are owned by the State of Israel, regardless of whether they are located on state lands or the offshore continental shelf. No person is allowed to explore for or produce petroleum without being granted a specific right under the Petroleum Law.

License. The “license” is a petroleum exploration right, bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years, and it may be extended for up to an additional four years (in one year increments). A license area may not exceed 400,000 dunams (approximately 98,842 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

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

If the holder of a petroleum right does not comply with the work program provided by the terms of the right, the Petroleum Commissioner may issue a notice requiring that the holder cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the right. If the petroleum right is cancelled following such notice, the holder of the right may, within 30 days of the date of notice of the Commissioner’s decision, appeal such cancellation to the Energy Minister. No petroleum right shall be cancelled until the Energy Minister has ruled on the appeal.

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2016 and 2015, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

The Onshore Petroleum Exploration Permitting Process in Israel

The permitting process in Israel with respect to petroleum exploration continues to undergo significant modification, the result of which is to considerably increase the complexity, time period, and expenditures needed to obtain the necessary permits to undertake exploratory drilling once a drilling prospect has been identified. Applications for new exploration licenses need to comply with more demanding requirements relating to a license applicant’s financial capability, experience and access to experienced personnel. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries since 2012 as it pertains to oil and gas activities. Mention of these guidelines was included in previous Zion Oil & Gas filings.

On January 11, 2015, the Energy Ministry issued revised guidelines (initially issued in February 2012) for onshore wellbore abandonment that are based on US regulations on well abandonment found in 43 CFR, Section 3162.3-4; applicable Texas Railroad Commission guidelines; and Well Abandonment and Inactive Well Practices for U.S. Exploration and Production Operations found in API Bulletin E3. This guideline is effective April 1, 2015.

On February 12, 2015, the Energy Ministry issued guidance for preparation and submission of the drilling program (first presented on April 29, 2014), describing types and purposes of production tests depending on the stage of development of a reservoir. This guideline is effective April 1, 2015.

On April 27, 2015, the Energy Ministry issued guidelines for well testing, establishing procedures and minimum requirements for pressure testing, production flow testing, fluid analyses testing, etc.

On August 13, 2015, the Energy Ministry issued a new guideline for hydraulic fracturing design and operations that is based on Canadian regulations per Directive 083. This guideline is effective November 21, 2015. The procedures seek to prevent impacts on water wells, non-saline aquifers and prevent surface impacts.

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

On December 31, 2015, the Energy Ministry issued revised guidance for “Transfer or Lien of Oil Rights” under section 76 of the Petroleum Law. The guidelines apply to a transfer of petroleum and related rights, license and production lease as well as rights to profit and royalties. The guidelines specify transfer of control in a corporation and the necessary procedure to apply for and receive approval from the Petroleum Commissioner for transfer of petroleum rights.

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

Environmental & Safety / Planning & Building

Oil and gas drilling operations could potentially harm the environment if there are polluting spills caused by the loss of well control.  The Petroleum Law and regulations provide that the conduct of petroleum exploration and drilling operations be pursued in compliance with “good oil field practices” and that measures of due care be taken to avoid seepage of oil, gas and well fluids into the ground and from one geologic formation to another. The Petroleum Law and regulations also require that, upon the abandonment of a well, it be adequately plugged and marked. Recently, as a condition for issuing the required permit for the construction of a drilling site, the planning commissions have required the submission of a site remediation plan, subject to approval of the environmental authorities.  Our operations are also subject to claims for personal injury and property damage caused by the release of chemicals or petroleum substances by us or others in connection with the conduct of petroleum operations on our behalf. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries since 2012 as it pertains to oil and gas activities. Mention of these guidelines was included in previous Zion Oil & Gas filings.

Regulations entitled “The Petroleum Regulations (Authorization to Deviate from the Provisions of the Planning and Building Law) 5772-2012” were adopted on April 24, 2012 and detail a new permitting process which, among other things, require the submission to the local regulatory and permitting authorities, of a detailed environmental report relating to the proposed drilling site and surroundings. The report is to address, in detail, the environmental implications of the drilling, including hydrological analysis, surface water management, risk assessment, environmental impact, and abandonment and remediation of the drill site, among others.

The drilling application must be published, and there are specified time frames (approximately 100 days) for any person (including environmental and other interested bodies) to comment on the drilling application. As a result, we believe that the time periods to obtain the necessary permits (prior to spudding a well) have been considerably increased.

On January 2015, new guidelines were published regarding the abandonment of onshore (land-based) wells, as stated in Article 21 of Israel’s Petroleum Regulations 5713 -1521. The guidelines are at least partially based on certain U.S. regulations, including Texas Railroad Commission regulations required in Texas. The guidelines include, among other matters, standards for plugging wells, temporary and permanent abandonment, reclamation, restoration, etc.

On January 21, 2016, the Environmental Ministry published Professional Guidelines and Standards for Remediation of Land. The guidelines clarify and define what is considered polluted land, remediation and the permitted methods to remediate polluted land, and it applies to oil and gas exploration companies including Zion.

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

Proposed Fuel Market Law Legislation

In March 2012, the Energy Ministry presented a draft law entitled “Fuel Market Law.” Under the proposal as currently drafted, the following activities among others as they relate to crude oil and its products would require licenses by the Director of the Fuel Authority in the Energy Ministry: import, export, refining, storage, dispensing and loading, transport, marketing and sale. Further under the proposal a condition for the receipt of a license is that the licensee be a corporation incorporated under the Israeli Companies Law. As currently drafted, the proposal does not provide for exceptions for entities holding petroleum rights under the Petroleum Law; however, it is not certain that, even if enacted as currently proposed, the provisions of the proposed law would supersede the provisions of the Petroleum Law. We submitted comments to the Ministry with the aim of clarifying that any law to be presented for enactment clarify that the rights of holders of licenses and leases granted under the Petroleum Law will not be compromised. In July of 2012 the Israeli Parliament approved at the first hearing the draft Fuel Market Law.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility, varying from time to time in intensity and degree, has led to security and economic problems for Israel. Any ongoing or future violence between Israel and the Palestinians, armed conflicts, terrorist activities, tension along Israel’s borders, or political instability in the region could possibly disrupt international trading activities in Israel and may materially and negatively affect our business conditions and could harm our prospects and business.

Civil unrest could spread throughout the region or grow in intensity, leading to more regime changes resulting in governments that are hostile to the United States and Israel, civil wars, or regional conflict. More recently, Russia initiated significant and direct military intervention in Syria consisting of air strikes against ISIS and other parties. With ongoing operations by Russia, the U.S. and other countries in areas in close proximity to Israel, there is an increased risk of deliberate and/or inadvertent mishaps that could give rise to grave military and political consequences.

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

For the U.S. and worldwide charitable activities, the Abraham Foundation in Geneva, Switzerland was established.  On June 20, 2008, the Articles of Incorporation were executed and filed by the Swiss Notary in the Commercial Registrar in Geneva. On June 23, 2008, the initial organizational meeting of the founding members was convened in Israel.  Regulations for the Organization of the Abraham Foundation, signed by the founding members, were then filed with the Registrar.  On November 19, 2008, the Swiss Confederation approved the Foundation as an international foundation under the supervision of the federal government.  On December 8, 2008, the Republic of Geneva and the Federal government of Switzerland issued a tax ruling providing complete tax exemption for the Foundation.

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

Available Information

Zion’s internet website address is “www.zionoil.com.” We make available, free of charge, on our website, and on our Zion mobile application, under “SEC Reports,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports, as soon as reasonably practicable after providing the SEC such reports.

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

We were incorporated in April 2000, and we have incurred negative cash flows from our operations, and presently all exploration activities and overhead expenses are financed solely by way of the issue and sale of equity securities or debt instruments. The recoverability of the costs we have incurred to date is uncertain and is dependent upon achieving commercial production or sale, none of which can be assured. Our operations are subject to all of the risks inherent in exploration companies with no revenues or operating income. Our potential for success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with a new business, especially the oil and gas exploration business, and in particular the deep, wildcat exploratory wells in which we are engaged in Israel. We cannot warrant or provide any assurance that our business objectives will be accomplished.

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $8,513,000 for the year ended December 31, 2016 and $7,306,000 for the year ended December 31, 2015. The audited financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

We expect to incur substantial expenditures in our exploration and development programs. Our existing cash balances will not be sufficient to satisfy our exploration and development plans going forward, including drilling to the desired depth our planned exploratory well. We are considering various alternatives to remedy any future shortfall in capital. We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available. We currently have a unit offering continuing through January 31, 2017, which was extended until March 31, 2017. Because of the current absence of any oil and natural gas reserves and revenues in our license areas, there can be no assurance this capital will be available on commercially acceptable terms (or at all) and if it is not, we may be forced to substantially curtail or cease exploration expenditures which could lead to our inability to meet all of our commitments.

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

Even though our drill site is in its final completion stages and our drilling program has been formally approved, there remain several risks and contingencies prior to actually spudding that well. The final step in the regulatory process is for Zion to submit our Application for Permit to Drill to Israel’s Energy Ministry for their final approval. While Zion is well along on this regulatory approval process, there is no assurance that we will ultimately be granted such final permission to drill. See the discussion under “Energy Related Regulation — The Onshore Exploration Permitting Process in Israel;” “New Onshore Licensing Guidelines;” and “Israeli Governmental Regulations.”

For these reasons, although our next exploratory well is currently planned to spud in the second quarter of 2017, we cannot provide full assurance that we will in fact be able to spud our planned exploratory well in the desired or planned time-frame.

We require significant capital to realize our business plan.

Our planned work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake non-drilling exploratory activities in our current license areas and in the additional areas of interest that we have identified which are currently outside of our exploration license areas and otherwise meet our plans through May 31, 2017. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $500,000 per month. However, when we are engaged in active operations, we estimate that there is an additional cost of approximately $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2015-2016 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

The success of our oil and gas exploration efforts is dependent upon the efforts of various third parties that we do not control. These third parties provide critical drilling, engineering, logging, pressure pumping, geological, geophysical and other scientific analytical services, including 2-D seismic imaging technology to explore for and develop oil and gas prospects. Given our small size and limited resources, we do not have all the required expertise on staff.  As a result, we rely upon various companies and other third parties to assist us in identifying desirable hydrocarbon prospects to acquire and to provide us with technical assistance and services. In addition, we rely upon the owners and operators of drilling rigs and related equipment.

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

We have historically commenced exploration drilling operations without 3-D seismic surveys, thereby potentially increasing the risk of drilling a non-producing or non-commercial well.

Larger oil and gas exploration companies may choose to conduct extensive analytical pre-drilling testing such as 3-D seismic imaging, the drilling of an expendable “pilot” well or “stratigraphic test” to collect data (logs, cores, fluid samples, pressure data) to determine if drilling a well capable of producing oil or gas (full completion with casing and well testing) is justified. The use of pilot or stratigraphic tests is often used in areas where there is little or no offset well data, like Israel, where our exploration license area is located.  While 3-D seismic imaging data is more useful than 2-D data in identifying potential new drilling prospects, its acquisition and processing costs are many multiples greater than that for 2-D data, and the Geophysical Institute of Israel (“GII”), our primary provider of geophysical data, has limited ability to acquire and process onshore 3-D data in Israel. In addition to using 2-D seismic technology prior to drilling, we have historically also utilized gravity and magnetic data, built cross section maps from offset wells and utilized geophysical analysis from similar geologic targets. We believe that the additional months, delays and costs associated with more extensive pre-drilling testing typically undertaken by larger oil and gas exploration companies is not necessarily justified when drilling vertical or near-vertical exploration wells (as we have historically been doing). Nonetheless, the absence of more extensive pre-drilling testing may potentially increase the risk of drilling a non-producing well, which would in turn result in increased costs and expenses. Additionally, we are typically engaged in drilling deep onshore wildcat wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively shallow. As such, exploration risks are inherently very substantial.

Exploratory well drilling locations that we decide to drill may not yield oil or natural gas in commercially viable quantities.

There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil, natural gas liquids (NGLs) or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil, NGLs or natural gas exist, we may inadvertently damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing a well, resulting in a reduction in production from the well or abandonment of the well. If we drill exploratory wells that we identify as dry holes in our future drilling locations, our business may be materially harmed. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Ultimately, the cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.

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

We incurred net losses of $8,513,000 for the year ended December 31, 2016, and $7,306,000 for the year ended December 31, 2015. We cannot provide any assurance that we will ever be profitable.

Earnings, if any, will be diluted due to governmental royalty and charitable contributions.

We are legally bound to pay a government royalty of 12.5% of gross sales revenues. Additionally, we are legally required to pay 6% of gross sales revenue to two separate foundations (3% each to two separate foundations – see the separate section on foundations). As our expenses increase with respect to the amount of sales, these donations and allocation could significantly dilute future earnings and, thus, depress the price of the common stock.

Risks Associated with our Business

We are subject to increasing Israeli governmental regulations and environmental requirements that may cause us to incur substantial incremental costs and/or delays in our drilling program.

Our business is subject to laws and regulations promulgated by the State of Israel relating to the exploration for, and the development, production and marketing of, crude oil and natural gas, as well as safety matters. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. We may be required to make substantial expenditures to comply with governmental laws and regulations.

Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could adversely impact our operations. The discharge of natural gas, crude oil, or other pollutants into the air, soil or water may give rise to substantial liabilities on our part to government agencies and third parties and may require us to incur substantial costs of remediation. In addition, we may incur costs and penalties in addressing regulatory agency procedures regarding possible non-compliance.

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

Prices for oil and natural gas fluctuate widely. Fluctuations in the prices of oil and natural gas will affect many aspects of our business, including our ability to attract capital to finance our operations, our cost of capital, and the value of our unproved oil and natural gas properties. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil and natural gas, technological advances affecting energy consumption, and domestic and foreign governmental regulations.  Significant and extended reductions in oil and natural gas prices could require us to reduce our capital expenditures and impair the carrying value of our assets.

The price of oil has fallen precipitously since June 2014, when it was over $100 per barrel. During February 2016, the price of a barrel of oil dipped under $30 for the first time in 12 years but has increased since then to a level of approximately $50 per barrel.

While there is much analysis and speculation as to the cause of this fluctuation in the price and its predicted future course, there are many factors that contribute to the price of oil, none of which the Company controls. The oil price is also impacted by actual supply and demand, as well as by expectation. Demand for energy is closely related to economic activity which is compounded by key advances and innovation in exploration techniques in recent years. Significant geopolitical events such as heightened conflict in the Middle East and largescale terrorist activities can also impact the price of oil tremendously.

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

In the event of a commercial discovery and depending on the nature of the discovery and the production and related distribution equipment necessary to produce and sell the discovered hydrocarbons, we will be subject to additional licenses and permits, including from various departments in the Energy Ministry, regional and local planning commissions, the environmental authorities and the Israel Lands Authority. If we are unable to obtain some or all of these permits or the time required to obtain them is longer than anticipated, we may have to alter or delay our planned work schedule, which would increase our costs.

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

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 200,000,000 shares of common stock. As of February 28, 2017, there were 45,466,257 shares of our common stock issued and outstanding.

We have an effective shelf registration statement on Form S-3/A (File No. 333-193336) from which additional shares of our common stock and other securities can be issued. In addition, we may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future issuances of our common stock, or the perception that such issuances could occur, could have a material adverse effect on the price of our common stock. The current registration statement was declared effective by the SEC on March 27, 2014 and therefore, is effective until March 26, 2017 plus 180 days thereafter. On February 23, 2017, the Company filed with the SEC a replacement shelf registration statement on Form S-3 (File No. 333-216191) to become effective in accordance with Section 8(a) of the Securities Act of 1933, as amended, or until the Registration Statement shall become effective on such date as the SEC, acting pursuant to said Section 8(a), may determine.

On March 13, 2014, the Company filed an S-3/A Form that is part of a replacement registration statement that was filed with the Securities and Exchange Commission (the “SEC”) using a “shelf” registration process. From time to time, the Company may offer up to $102,000,000 of any combination of the securities described in this prospectus, in the form of common stock, debt securities, warrants, and/or units.

When we offer a particular series of securities, we will describe the intended use of the net proceeds from that offering in a prospectus supplement. The actual amount of net proceeds we spend on a particular use will depend on many factors, including, our future capital expenditures, the amount of cash required by our operations, and our 2future revenue growth, if any. Therefore, we will retain broad discretion in the use of the net proceeds.

We currently have a units offering continuing through March 31, 2017 under the S-3/A.

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

Many of these factors are beyond our control, and we cannot predict their potential effect on the price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (with an area of approximately 99,000 acres). We have now selected the specific location of our next drilling prospect well location and hope to commence drilling in the first half of 2017.

The table below summarizes certain data for our license area for the year ended December 31, 2016:

Type of Right	Name	Area (Approx. Acres)	Working Interest	Expiration Date
License	Megiddo-Jezreel	98,842	100%	December 2, 2017	(1)(2)

(1)	After the initial primary term of three years, extendable through December 2, 2020, one year at a time at the commissioner’s discretion, subject to compliance with the terms of the license as may be amended.

(2)	Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to drill site in Megiddo-Jezreel License area are held under a long-term lease by Kibbutz Sde Eliyahu. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Sde Eliyahu and the Israel Lands Authority for the use of the surface rights.

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma’anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry in 2017 even though the Joseph License has expired.

The surface rights to the former drill site in the former Asher-Menashe License area are held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ein Carmel and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of the only well within the Asher-Menashe License area and acknowledges its obligation to complete the abandonment of the well in accordance with guidance from the Environmental Ministry in 2017 even though the Asher-Menashe License has expired.

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

On September 10, 2015, the Company signed a new lease agreement with Hartman Income REIT Property Holdings, LLC (“Hartman”) for new premises containing 7,276 square feet. The lease term is for 65 months from December 1, 2015 to April 30, 2021. Rent was abated for the first five months (December 2015 through April 2016). Beginning in May 2016 and through April 2017, rent was paid on a monthly basis in the base amount of $7,882 per month. Thereafter, from May 2017 through April 2018, rent is $8,186 per month; from May 2018 through April 2019, rent is $8,489 per month; from May 2019 through April 2020, rent is $8,792 per month; and from May 2020 through April 2021, rent is $9,095 per month. We are also obligated to pay our pro-rated portion of all taxes, utilities, and insurance during the lease term.

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent is to be paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent is to be paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent is to be paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent is to be paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent is to be paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent is to be paid monthly in the base amount of $10,967.50 per month.

(ii) On December 19, 2013, we signed a new lease agreement with Caesarea Asset Edmond Benjamin de Rothschild (2001) Ltd for new premises containing 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,350 per month at the exchange rate in effect on the date of this report) and is linked to an increase (but not a decrease) in the CPI. Zion is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, beginning March 2016, Zion may terminate the agreement upon three months’ notice, provided the Company secures a replacement lessee approved by the lessor at its discretion.

Zion has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2016 and 2015 were $285,000 and $282,000, respectively.

Geneva Branch

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

On April 25, 2016, a Final Award by Consent was signed by the arbitrator incorporating the terms of the settlement.

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

The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year	High	Low
2016:
First Quarter	$1.98	$1.52
Second Quarter	$1.83	$1.39
Third Quarter	$1.48	$1.29
Fourth Quarter	$1.43	$1.20

Fiscal Year	High	Low
2015:
First Quarter	$1.96	$1.38
Second Quarter	$2.17	$1.72
Third Quarter	$2.91	$1.36
Fourth Quarter	$2.06	$1.36

The closing per share sales price of our Common Stock on February 28, 2017 was $1.30.

Holders

As of February 28, 2017, there were approximately 9,000 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2014, 2013 and 2012 are derived from our audited financial statements not included in this report. All data is in thousands of USD, except share data:

	2016	2015	2014	2013	2012
Statement of Operations Data

Revenues	—	—	—	—	—

Operating costs and expenses:

General and administrative expenses	6,664	5,472	4,142	3,618	5,078

Other	2,227	1,790	2,541	2,216	3,310

Impairment of unproved oil and gas properties	—	—	—	3,289	1,965

Gain on derivative liability	(731)	—	—	—	—

Other expense (income), net	353	44	73	(46)	(59)

Net loss	(8,513)	(7,306)	(6,756)	(9,077)	(10,294)

Net loss per share of common stock	(0.21)	(0.20)	(0.19)	(0.27)	(0.33)

Balance Sheet Data

Cash and cash equivalents	3,192	2,871	5,344	10,414	14,983

Unproved oil and gas properties	6,397	5,022	3,891	2,446	4,700

Current liabilities	1,953	1,453	1,165	2,095	2,859

Total liabilities	3,985	1,702	1,360	2,272	3,058

Stockholders’ equity	7,665	8,730	10,520	12,667	18,246

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

Overview

Zion Oil and Gas is an oil and gas exploration company with a history of 17 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which, unless extended, must be spud by June 30, 2017 as referenced below. The drilling of this well to the desired depth is subject to the Company raising sufficient funds from equity or debt offerings, of which no assurance can be provided.

Existing and newly promulgated regulations have considerably increased the time needed to obtain all of the needed permits and authorizations from regulatory and local bodies in Israel and, as of the date of this report we do not have final drilling permit approval. See the discussion under “The Onshore Petroleum Exploration Permitting Process in Israel” discussed above. Prior to actually spudding our next exploratory well, we will need to commence rig mobilization to the MJ #1 location to begin rig-up and acceptance testing, assuming no weather or regulatory delays in the first quarter of 2017. The drilling, completion and testing of the well will be subject to raising the necessary capital of which no assurances can be provided. We anticipate that we will need to raise significant funds in order to complete any exploratory well that we spud. To date, we have funded our operations through the issuance of our securities, and we anticipate we will continue to need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on favorable terms (or at all).

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

During the years 2015 and 2016, the Company did not record any non-cash impairment.

The total net book value of our unproved oil and gas properties under the full cost method is $6,397,000 at December 31, 2016.

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

Fair Value Considerations

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. The Company uses Level 1 inputs for its fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. The Company uses Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. The Company uses observable market data whenever available. The company uses Level 3 inputs in the Binomial Model used for the valuation of the derivative liability.

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as liabilities during the term of the related Convertible Bonds.

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2016	2015
Operating costs and expenses:

General and administrative expenses	6,664	5,472

Other	2,227	1,790

Subtotal Operating costs and expenses	8,891	7,262

Gain on derivative liability	(731)	--

Other expense, net	353	44

Net loss	8,513	7,306

FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2016 were $8,891,000 compared to $7,262,000 for the year ended December 31, 2015. The increase in operating costs and expenses during the year ended December 31, 2016 compared to 2015 is primarily attributable to an increase in general and administrative expenses, and an increase in other expenses during the year ended December 31, 2016, compared to the corresponding period in 2015.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2016 were $6,664,000 compared to $5,472,000 for the year ended December 31, 2015. The increase in general and administrative expenses during the year ended December 31, 2016 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants. These higher expenses were partially offset by higher legal and other professional fees related to the GYP arbitration and settlement during 2015.

Other expenses. Other expenses during the year ended December 31, 2016 were $2,227,000 compared to $1, 790,000 for the year ended December 31, 2015. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the year ended December 31, 2016 compared to 2015 is primarily attributable to marketing and investor relations related expenses incurred during the year ended December 31, 2016.

Gain on derivative liability. Gain on derivative liability during the year ended December 31, 2016 was $731,000 compared to $0 for the year ended December 31, 2015. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. Therefore, there were no derivative gains or losses in 2015 as this was prior to the referenced bond offering. The gain on derivative liability during the year ended December 31, 2016 is primarily due to the decrease of the Company's share price incurred during the year ended December 31, 2016.

Other expense, net. Other expense, net for the year ended December 31, 2016 was $353,000 compared to $44,000 for the year ended December 31, 2015. The increase in Other expense, net during the year ended December 31, 2016 compared to 2015 is primarily attributable to interest expenses accrued on convertible bond during the year ended December 31, 2016.

Net Loss. Net loss for the year ended December 31, 2016 was $8,513,000 compared to $7,306,000 for the year ended December 31, 2015.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At December 31, 2016, we had approximately $3,192,000 in cash and cash equivalents compared to $2,871,000 at December 31, 2015.  Our working capital (current assets minus current liabilities) was $3,025,000 at December 31, 2016 and $3,587,000 at December 31, 2015.

As of December 31, 2016, the Company provided bank guarantees to various governmental bodies (approximately $1,139,000) and others (approximately $66,000) in respect of its drilling operation in the aggregate amount of approximately $1,205,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank, are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

During the year ended December 31, 2016, cash used in operating activities totaled $6,341,000. Cash provided by financing activities during the year ended December 31, 2016 was $7,822,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”) and the $100 convertible bond offering which closed in March 2016. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $1,160,000 for the year ended December 31, 2016.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations, assuming no drilling costs are incurred, through May 31, 2017.

We need to raise funds on an immediate basis in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required. No assurance can be provided that we will be able to raise the needed operating capital through our current Unit offering that is continuing through March 31, 2017.

Even if we raise the needed funds from the current Unit offering, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in existing license areas and the costs associated with extended delays in undertaking the required exploratory work, which is typical of what we have experienced in the past, or plugging and abandonment activities.

On March 13, 2014 Zion filed an S-3/A Form that is part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. From time to time, we may offer up to $119,850,000 of any combination of the securities described in this prospectus, in the form of common stock, debt securities, warrants, and/or units. On February 23, 2017, the Company filed with the SEC a replacement shelf registration statement on Form S-3 (File No. 333-216191) to become effective in accordance with Section 8(a) of the Securities Act of 1933, as amended, or until the Registration Statement shall become effective on such date as the SEC, acting pursuant to said Section 8(a), may determine.

The Dividend Reinvestment and Stock Purchase Plan

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended. On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants series have different expiration dates that have been extended.

On December 28, 2015, Amendment No. 6 to the Original Prospectus Supplement was filed extending the scheduled termination date of the Unit Option to March 31, 2016. On March 31, 2016, the Unit Option terminated. The number of warrants are not of a sufficient quantity to justify OTC (over the counter) trading.

The warrants became first exercisable on May 2, 2016 and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. Warrants for approximately 286,000 shares of Common Stock were issued during the year ended December 31, 2016 (approximately 95,000 each of ZNWAB, ZNWAC, and ZNWAD). As of December 31, 2016, the number of outstanding warrants for each warrant issue is as approximately: 314,000 of ZNWAB, 345,000 of ZNWAC, and 348,000 of ZNWAD. The Company issued approximately 132,000 shares of its Common Stock pursuant to warrant exercises as of December 31, 2016, resulting in cash proceeds of approximately $132,000.

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which stockholders and interested investors can purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. The warrant shall have the symbol “ZNWAE,” but no assurance can be provided that the warrant will be approved for listing on the NASDAQ Global Market. The Company’s new Unit Program is scheduled to terminate on March 31, 2017. Approximately 803,000 shares of stock, and a corresponding number of warrants, were issued during the year ended December 31, 2016.

An Amendment No. 8 to the Prospectus Supplement was filed on January 30, 2017. This Amendment No. 8 to Prospectus Supplement amends the Prospectus Supplement as previously supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”).

On January 30, 2017, the Company extended the current Unit Program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program will continue as under Amendment No. 7, but with a revised time period. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply.  The Company’s Unit Program began on November 1, 2016 and was to terminate January 31, 2017, but was extended until March 31, 2017.

All warrants will first become exercisable on May 1, 2017, which is the 31st day following the Unit Option Termination Date (i.e., on March 31, 2017) and continue to be exercisable through May 1, 2020 (3 years) at a per share exercise price of $1.00. If the Common Stock of the Company trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to provide a Notice to warrant holders of an early termination of the warrant within 60 days of the Notice.

For the year ended December 31, 2016, approximately $4,338,000 was raised under the DSPP program. As a result, the Company issued approximately 2,796,000 shares of its Common Stock during the same period.

The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through December 31, 2016 is approximately $13,025,000.

Rights Offering Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

On October 21, 2015, the Company filed with the SEC a prospectus supplement for a rights offering. Under this rights offering, the Company distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes due May 2021”), to persons who owned shares of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100 per bond. Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

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

12% Convertible Bonds Public Offering (May 31, 2016 - October 31, 2016)

On May 31, 2016, the Company filed with the SEC a Prospectus Supplement, as subsequently amended on June 22, 2016 and August 30, 2016, for an offering of the Company’s 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a "best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering was made available through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period was scheduled to continue through September 1, 2016. This conditional closing was subject to extension by the Company, in its sole discretion, for an additional 60-day period to which the Company elected, thereby extending the closing to November 1, 2016. All offering proceeds were deposited into an escrow account at Ocean First Bank, which acted as the escrow agent for the “best efforts” offering.

On November 1, 2016, the Company closed its public bond offering. The minimum aggregate amount of $2,500,000 was not reached as of the November 1, 2016 closing date. Ocean First Bank was duly authorized and effectively completed the prompt return of invested funds, without deduction, to the rightful owners.

In connection with the “best efforts” offering, the Company incurred and expensed to date approximately $83,000 of deferred issuance costs, which primarily consisted of underwriter fees, legal and other professional service fees.

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2017	2018	2019	2020	Thereafter	Total
Exploration Related Commitments	225	—	—	—	—	225

Operating Leases	290	291	139	130	55	905

Employment Agreements	1,154	—	—	—	—	1,154

Total	1,669	291	139	130	55	2,284

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 2014, the NIS has experienced a revaluation of approximately 0.9% against the USD. Continued revaluation of the NIS (against the USD) should result in higher operating costs for us from NIS denominated expenses. Since December 31, 2015 and 2014 to December 31, 2016, the USD has fluctuated by approximately (1.2%) and (0.9%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2016, we had cash, cash equivalents and short-term bank deposits of approximately $4,487,000.  The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2016 was approximately 0.13%.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2016.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2016, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal controls over financial reporting were effective as of December 31, 2016.  Management reviewed the results of their assessment with our Audit Committee.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2016, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2017 Proxy Statement”) for our 2017 annual meeting of stockholders. The 2017 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference the 2017 Proxy Statement for the 2017 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference the 2017 Proxy Statement for the 2017 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference the 2017 Proxy Statement for the 2017 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference the 2017 Proxy Statement for the 2017 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP

Balance Sheets as of December 31, 2016, and 2015.

Statements of Operations for the Years Ended December 31, 2016 and 2015.

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015.

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015.

Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, Exhibit 3.1, and to the Company’s Form 8-K, filed with the SEC on June 11, 2015, Exhibit 3(i).1.)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on June 8, 2016.)

4.1	Registration Statement on Form S-3 (File No. 333-216191) as amended, (incorporated by reference as filed with the SEC on February 23, 2017 and amended March 7, 2017)

4.2	Prospectus Supplement dated March 10, 2017, (incorporated by reference as filed with the SEC on March 10, 2017)

4.3	Prospectus Supplement dated July 6, 2015 (incorporated by reference as filed with the SEC on October 21, 2015)

4.4	Prospectus Supplement dated October 21, 2015, as amended, (incorporated by reference as filed with the SEC on October 21, 2015)

4.5	Original Indenture (incorporated by reference to the Company’s Form 8-A filed with the SEC on October 21, 2015 and to the Registrant’s Prospectus, Registration No. 333-193336, Exhibit 4.2 filed with the SEC on March 13, 2014)

4.6	Supplemental Indenture effective as of October 21, 2015 between Zion Oil & Gas, Inc., as Issuer, and American Stock Transfer & Trust Company, LLC, as Trustee, (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

4.7	Form T-1 Statement of Eligibility of Trustee for Indenture under the Trust Indenture Act of 1939 (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

10.1*	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated November 13, 2013 and made effective January 1, 2014 between Zion Oil & Gas, Inc. and John Brown

(ii) Employment Agreement dated as of June 16, 2015 between Zion Oil & Gas, Inc. and Victor G. Carrillo (incorporated by reference to Exhibit 10.1.(3) to the Company’s Form 10-K as filed with the SEC on March 15, 2016)

(iii) Employment Agreement dated as of July 1, 2016 between Zion Oil & Gas, Inc. and Dustin Guinn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on September 16, 2016)

(iv) Employment Agreement dated as of August 15, 2016 between Zion Oil & Gas, Inc. and Michael Croswell Jr (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on September 16, 2016)

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A field with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

Number	Description

10.4	Office Lease Agreement between Zion Oil & Gas, Inc., tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.5	Megiddo-Jezreel License, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

23.1*	Consent of MaloneBailey, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 14, 2017		Date: March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor G. Carrillo	Chief Executive Officer and Director	March 14, 2017
Victor G. Carrillo	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 14, 2017
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ John M. Brown	Chairman of the Board of Directors	March 14, 2017
John M. Brown

/s/ Dustin L. Guinn	President, Executive Vice Chairman and Director	March 14, 2017
Dustin L. Guinn

/s/ William H. Avery	General Counsel and Director	March 14, 2017
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 14, 2017
Martin M. van Brauman

/s/ Paul Oroian	Director	March 14, 2017
Paul Oroian

/s/ Yehezkel Druckman	Director	March 14, 2017
Yehezkel Druckman

/s/ Forrest A. Garb	Director	March 14, 2017
Forrest A. Garb

/s/ Kent Siegel	Director	March 14, 2017
Kent Siegel

/s/ Gene Scammahorn	Director	March 14, 2017
Gene Scammahorn

/s/ Justin W. Furnace	Director	March 14, 2017
Justin W. Furnace

/s/ Ralph F. DeVore	Director	March 14, 2017
Ralph F. DeVore

Zion Oil & Gas, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Zion Oil & Gas, Inc.
Dallas, Texas

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (the “Company”) as of December 31, 2016, and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zion Oil & Gas, Inc. as of December 31, 2016, and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 14, 2017

Zion Oil & Gas, Inc.

Balance Sheets as of

	December 31, 2016	December 31, 2015
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	3,192	2,871
Fixed short term bank deposits – restricted	1,295	1,301
Prepaid expenses and other	347	360
Deferred offering cost (see Note 7)	—	134
Other receivables	144	374
Total current assets	4,978	5,040

Unproved oil and gas properties, full cost method (see Note 4)	6,397	5,022

Property and equipment at cost
Net of accumulated depreciation of $442 and $473	113	144

Other assets
Assets held for severance benefits	162	226

Total assets	11,650	10,432

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	181	396
Asset retirement obligation (see Note 10B)	200	204
Derivative liability (see Note 8)	895	—
Accrued liabilities (see Note 5)	677	853
Total current liabilities	1,953	1,453

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $118 and unamortized debt discount of $1,513 (see Note 7)	1,826	—
Provision for severance pay	206	249
Total long-term liabilities	2,032	249

Total liabilities	3,985	1,702

Commitments and contingencies (see Note 10)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at December 31, 2016: Issued and outstanding: 42,577,541 and 38,220,258 shares at December 31, 2016 and December 31, 2015 respectively	426	382
Additional paid-in capital	157,854	150,450
Accumulated deficit	(150,615)	(142,102)
Total stockholders’ equity	7,665	8,730

Total liabilities and stockholders’ equity	11,650	10,432

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Operations

	For the year ended December 31,
	2016	2015
	US$ thousands	US$ thousands

General and administrative	6,664	5,472
Other	2,227	1,790
Loss from operations	(8,891)	(7,262)

Other income (expense), net
Gain on derivative liability	731	—
Other income, net	43	—
Foreign exchange (loss)	(6)	(10)
Financial (expenses), net	(390)	(34)

Loss before income taxes	(8,513)	(7,306)
Income taxes	—	—

Net loss	(8,513)	(7,306)

Net loss per share of common stock - basic and diluted (in US$)	(0.21)	(0.20)

Weighted-average shares outstanding–basic and diluted (in thousands)	41,238	37,408

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2014	35,755	358	144,958	(134,796)	10,520
Funds received from sale of DSPP units and shares	1,795	18	3,656	—	3,674
Funds received from option exercises	670	6	43	—	49
Value of options granted to employees, directors and others	—	—	1,793	—	1,793
Net loss	—	—	—	(7,306)	(7,306)
Balances as of December 31, 2015	38,220	382	150,450	(142,102)	8,730

Funds received from sale of DSPP units and shares	2,796	28	4,310	—	4,338
Value of bonds converted to shares	6	*	8	—	8
Funds received from option exercises	1,556	16	—	—	16
Value of options granted to employees, directors and others	—	—	3,086	—	3,086
Net loss	—	—	—	(8,513)	(8,513)
Balances as of December 31, 2016	42,578	426	157,854	(150,615)	7,665

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2016	2015
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(8,513)	(7,306)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	56	61
Capital gain on sale of property and equipment	(43)	-
Cost of options issued to employees, directors and others	2,873	1,699
Interest on short term bank deposits	(8)	11
Interest and finance expense accrued on convertible bonds and amortization of debt discount	357	-
Change in derivative liability	(731)	-
Change in assets and liabilities, net:
Prepaid expenses and other	13	(80)
Change in other receivables	230	(193)
Severance pay, net	21	(3)
Accounts payable	(181)	261
Accrued liabilities	(411)	62
Asset retirement obligation	(4)	41
Net cash used in operating activities	(6,341)	(5,447)

Cash flows from investing activities
Investment in short term bank deposits	14	517
Acquisition of property and equipment	(26)	(19)
Proceeds from sale of property and equipment	44	-
Investment in unproved oil and gas properties	(1,192)	(1,113)
Net cash (used in) provided by investing activities	(1,160)	(615)

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	3,470	-
Deferred offering cost	(2)	(134)
Proceeds from sale of stock and exercise of options	4,354	3,723
Net cash provided by financing activities	7,822	3,589

Net increase (decrease) in cash and cash equivalents	321	(2,473)
Cash and cash equivalents – beginning of period	2,871	5,344
Cash and cash equivalents – end of period	3,192	2,871

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	213	94
Unpaid investments in oil & gas properties	25	55
Debt discount related to the derivative liability	1,626	-
Deferred offering cost	136	-
10% Senior Convertible Bonds converted to shares	8	-

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 17 years of oil & gas exploration in Israel. As of December 31, 2016, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has selected the specific drill pad location from which to drill its next exploration well, which, unless extended, must be spud by June 30, 2017 as referenced below. The drilling of this well to the desired depth is subject to the Company raising sufficient funds from equity or debt offerings, of which no assurance can be provided.

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

On June 28, 2016, the Company submitted a third Application for Extension of Drilling Date, and on July 4, 2016, the Petroleum Commissioner formally approved the application as follows:

No.	Activity Description	To be carried out by:
1	Sign contract with drilling contractor and forward to Petroleum Commissioner	13 October 2016
2	Submit detailed Engineering Plan to carry out the drilling	13 October 2016
3	Spudding in the license area	1 December 2016
4	Submit a final report on the results of the drilling	1 May 2017
5	Submit a plan for continued work in the license area	29 June 2017

The Petroleum Commissioner modified Zion’s work plan deadlines and awarded the Company a one-year extension to December 2, 2017 on its MJL, subject to Zion signing a drilling contract and submitting a detailed engineering plan by October 13, 2016 and spudding an exploratory well by December 1, 2016. The Company timely complied with two key Special Conditions of our existing license terms established by the Israel Petroleum Commissioner, by providing on October 13, 2016 the fully executed drilling contract with S.A. Daflog, S.R.L., an Israeli-registered related party entity to DAFORA S.A., and a Detailed Drilling Engineering Plan for the Megiddo-Jezreel #1 well.

Zion then sought an extension to both its spud date and license extension beyond the three-year primary term. Due in part to Zion’s timely compliance with the two key Special Conditions of the Company’s work program, on November 29, 2016, the State of Israel’s Petroleum Commissioner officially approved Zion’s drilling date and license extension request. Key details of the extension are as outlined below:

No.	Activity Description	To be carried out by:
1	Begin drilling / spud well	30 June 2017
2	Submit final report on the results of drilling	1 November 2017
3	Submit a plan for continued work in the license area	1 December 2017

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

As previously reported, the Company needed authorization from the Israel land Authority (the “ILA”), the formal lessor of the land to the kibbutz, to access and utilize the drill site. The Company received this authorization on July 4, 2016, effective through January 3, 2017. This is in conjunction with our May 15, 2016 signed agreement with Kibbutz Sde Eliyahu on whose property the drilling pad will be situated.

The drill site plan was prepared by an outside engineering firm to accommodate DAFORA’s F-400 rig. The Company awarded the drill site construction contract to an Israeli company named Y. Bazelet and Aggregatim LTD. The construction of the drill site and road was completed in February 2017.  Zion is in process of rig mobilization to the MJ#1 location to begin rig-up and acceptance testing. The drilling, completion and testing of the well will be subject to raising the necessary capital of which no assurances can be provided.

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

B. Basis of Presentation

To date, the Company has not achieved a discovery of either oil or gas in commercial quantities. The Company incurs cash outflows from operations and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2016, the Company incurred a net loss of approximately $8.5 million and had an accumulated deficit of approximately $150.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through May 2017.

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances. There can be no assurance that this capital will be available through the current Unit Program scheduled to terminate on March 31, 2017 or otherwise, and if it is not, the Company may be forced to curtail or cease exploration and development activities, including the drilling of the planned MJ #1 exploratory well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See also Note 12).

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

B. Cash and Cash Equivalents

The Company maintains cash balances with five banks, of which three banks are located in the United States, one in the United Kingdom, and one in Israel and money market mutual funds. For purposes of the statement of cash flows and balance sheet, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

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

During the year ended December 31, 2016, and 2015, the Company did not record a non-cash impairment charge of its unproved oil and gas properties (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $6,397,000 and $5,022,000 as of December 31, 2016, and 2015, respectively.

E. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful lives of three to fourteen years. Depreciation charged to expense amounted to $56,000 and $61,000 for the years ended December 31, 2016, and 2015, respectively. During the year ended December 31, 2016, the Company sold one motor vehicle. Proceeds of $44,000 were received and a capital gain of $43,000 was recognized.

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

H. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 9). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2016, and 2015.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

J. Asset Retirement Obligation

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred. This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties, although it does take into account estimated residual salvage values. The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value (see Note 10B).

K. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 6,701,596 and 4,644,348 Common Stock equivalents in 2016 and 2015 respectively, would be anti-dilutive.

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

The Company uses Level 1 inputs for its fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. The Company uses Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. The Company uses Level 3 inputs in the Binomial Model used for the valuation of the derivative liability.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

N. Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as a liability during the term of the related Convertible Bonds (see Note 8).

O. Recently Adopted Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2016 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At December 31, 2016, the Company reclassified $118,000 in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 7).

P. Reclassifications

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

C.	Withdrawals from the funds may be made only upon termination of employment.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Provision for Severance Pay (cont’d)

D.	As of December 31, 2016, and 2015, the Company has a provision for severance pay of $206,000 and $249,000, respectively, of which all was long-term. As of December 31, 2016, and 2015, the Company has $162,000 and $226,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2016	December 31, 2015
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	1,770	1,312
Capitalized salary costs	1,579	1,177
Legal costs, license fees and other preparation costs	3,018	2,506
Other costs	30	27
	6,397	5,022

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2016	December 31, 2015
	US$ thousands	US$ thousands

Employees related	190	196
Interest on Convertible bonds	231	-
Rights offering payables	8	540
Other	248	117
	677	853

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

There were no stock issuances from the 2005 Plan during the calendar year 2016.

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

During the year ended December 31, 2016, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase:

i.	25,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through January 1, 2026. The fair value of the options at the date of grant amounted to approximately $46,000.

ii.	25,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through January 4, 2026. The fair value of the options at the date of grant amounted to approximately $47,000.

iii.	35,000 shares of Common Stock to a non-employee director and a staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 15, 2026. The fair value of the options at the date of grant amounted to approximately $59,000.

iv.	10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested in equal quarterly installments over four consecutive quarters, beginning with the quarter ended June 30, 2016 and are exercisable through April 3, 2026. The fair value of the options at the date of grant amounted to approximately $18,000. At December 31, 2016, 2,500 of said shares were unvested and the grantee was no longer employed by the company.

v.

1,540,000 shares of Common Stock to senior officers, other staff members, directors and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 5, 2026. The fair value of the options at the date of grant amounted to approximately $2,373,000.

vi.	100,000 shares of Common Stock to a senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through June 30, 2026. The fair value of the options at the date of grant amounted to approximately $147,000.

vii.	30,000 shares of Common Stock to a consultant at an exercise price of $.01 per share. The options vested upon grant and are exercisable through November 1, 2026. The fair value of the options at the date of grant amounted to approximately $36,000.

viii.	75,000 shares of Common Stock to senior officers at an exercise price of $0.01. The options vested upon grant and are exercisable through December 31, 2026. The fair value of the options at the date of grant amounted to approximately $102,000.

During the year ended December 31, 2015, the Company granted the following options from the 2011 Equity Incentive Plan for employees and consultants, to purchase:

i.	10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vest in equal quarterly installments over four consecutive quarters, beginning with the quarter ended June 30, 2015 and are exercisable through April 2, 2025. The fair value of the options at the date of grant amounted to approximately $18,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

ii.	360,000 shares of Common Stock to staff members and service providers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through August 3, 2025. The fair value of the options at the date of grant amounted to approximately $630,000.

iii.	100,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $143,000.

iv.	225,000 shares of common stock to senior officers, and other staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 30, 2025. The fair value of the options at the date of grant amounted to approximately $311,000.

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

During the year ended December 31, 2016, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

E. Warrants and Options

The Company has reserved 7,543,596 shares of common stock as of December 31, 2016, for the exercise of warrants and options to employees and non-employees, of which 6,740,220 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees

	0.01		5,000	November 11, 2023	Options
	0.01		10,000	April 16, 2025	Options
	1.67		115,000	October 01, 2024	Options
	1.70		130,000	December 20, 2022	Options
	2.61		77,000	December 04, 2022	Options
To employees and directors

	0.01		20,000	January 31, 2020	Options
	0.01		20,000	November 11, 2023	Options
	0.01		45,000	March 31, 2024	Options
	0.01		5,000	June 11, 2024	Options
	0.01		4,500	April 16, 2025	Options
	0.01		20,500	August 03, 2025	Options
	0.01		10,000	October 01, 2025	Options
	0.01		25,000	December 31, 2025	Options
	0.01		552,000	June 05, 2026	Options
	0.01		100,000	June 30, 2026	Options
	0.01		25,000	December 31, 2026	Options
	1.38		149,750	January 02, 2025	Options
	1.38		108,000	January 02, 2021	Options
	1.55		400,000	June 05, 2022	Options
	1.67		390,000	October 01, 2020	Options
	1.67		377,193	October 01, 2024	Options
	1.70		120,000	December 20, 2018	Options
	1.70		203,500	December 20, 2022	Options
	1.73		25,000	January 09, 2019	Options
	1.82		25,000	June 13, 2017	Options
	1.86		25,000	December 03, 2018	Options
	1.87		25,000	January 31, 2022	Options
	1.95		25,000	April 02,2020	Options
	1.96		25,000	September 3, 2019	Options
	2.03		25,000	May 01, 2021	Options
	2.28		25,000	July 10, 2019	Options
	2.61		150,000	December 04, 2017	Options
	2.61		904,500	December 04, 2021	Options
To investors
	1.00		313,554	May 02, 2017	Warrants
	1.00		344,728	May 02, 2018	Warrants
	1.00		347,840	May 02, 2019	Warrants
	1.00		803,376	March 03, 2020	Warrants
	2.00		1,567,155	January 31, 2020	Warrants
Total outstanding	1.53	*	7,543,596

* Weighted Average

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2015 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2014	3,089,693	1.99

Changes during 2015 to:
Granted to employees, officers, directors and others	1,280,000	0.33
Expired/Cancelled/Forfeited	(62,500)	2.39
Exercised	(677,500)	0.07
Outstanding, December 31, 2015	3,629,693	1.76

Changes during 2016 to:
Granted to employees, officers, directors and others	2,265,000	0.27
Expired/Cancelled/Forfeited	(172,250)	2.39
Exercised	(1,555,500)	0.01
Outstanding, December 31, 2016	4,166,943	1.58
Exercisable, December 31, 2016	4,166,943	1.58

The aggregate intrinsic value of options exercised during 2016 and 2015 was approximately $2,400,000 and $1,033,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2016, totaling 7,543,596 was approximately $1,815,000.

The following table summarizes information about stock options outstanding as of December 31, 2016:

Shares underlying outstanding options (fully vested)
Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$
0.01	20,000	3.08	0.01
0.01	25,000	6.87	0.01
0.01	45,000	7.25	0.01
0.01	5,000	7.45	0.01
0.01	14,500	8.30	0.01
0.01	20,500	8.59	0.01
0.01	10,000	8.75	0.01
0.01	25,000	9.00	0.01
0.01	552,000	9.42	0.01
0.01	100,000	9.49	0.01
0.01	25,000	10.00	0.01
1.38	108,000	4.01	1.38
1.38	149,750	8.01	1.38
1.55	400,000	5.43	1.55
1.67	390,000	3.75	1.67
1.67	492,193	7.76	1.67
1.70	120,000	1.97	1.70
1.70	333,500	5.97	1.70
1.73	25,000	2.02	1.73
1.82	25,000	0.45	1.82
1.86	25,000	1.92	1.86
1.87	25,000	5.09	1.87
1.95	25,000	3.25	1.95
1.96	25,000	2.67	1.96
2.03	25,000	4.33	2.03
2.28	25,000	2.52	2.28
2.61	150,000	0.93	2.61
2.61	981,500	4.93	2.61
0.01-2.61	4,166,943		1.58

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.56	$1.53
Dividend yields	—	—
Expected volatility	57%-69%	68%-70%
Risk-free interest rates	0.94%-1.93%	0.97%-1.6%
Expected lives (in years)	3.00-5.50	3.00-5.50
Weighted-average grant date fair value	$1.35	$1.36

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.51	$1.74
Dividend yields	—	—
Expected volatility	69%-70%	72%-74%
Risk-free interest rates	1.73%-1.83%	1.87%-2.23%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.50	$1.71

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

F. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2016	2015
US$	US$
2,726,000	1,528,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2016	2015
US$	US$
360,000	265,000

The following table sets forth information about the compensation cost of option issuances recognized for employees and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2016	2015
US$	US$
213,000	94,000

G. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended. On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants series have different expiration dates that have been extended.

On December 28, 2015, Amendment No. 6 to the Original Prospectus Supplement was filed extending the scheduled termination date of the Unit Option to March 31, 2016. On March 31, 2016, the Unit Option terminated. The number of warrants are not of a sufficient quantity to justify OTC (over the counter) trading.

The warrants became first exercisable on May 2, 2016 and continue to be exercisable through May 2, 2017 for ZNWAB (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00. Warrants for approximately 286,000 shares of Common Stock were issued during the year ended December 31, 2016 (approximately 95,000 each of ZNWAB, ZNWAC, and ZNWAD). As of December 31, 2016, the number of outstanding warrants for each warrant issue is as approximately: 314,000 of ZNWAB, 345,000 of ZNWAC, and 348,000 of ZNWAD. The Company issued approximately 132,000 shares of its Common Stock as of December, 31 2016, resulting in cash proceeds of approximately $132,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which stockholders and interested investors can purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. The warrant shall have the symbol “ZNWAE,” but no assurance can be provided that the warrant will be approved for listing on the NASDAQ Global Market. The Company’s new Unit Program is scheduled to terminate on March 31, 2017. Approximately 803,000 shares of stock, and a corresponding number of warrants, were issued during the year ended December 31, 2016.

An Amendment No. 8 to the Prospectus Supplement was filed on January 30, 2017. This Amendment No. 8 to Prospectus Supplement amends the Prospectus Supplement as previously supplemented on July 31, 2014 (“Amendment No. 2 to Prospectus Supplement”). This Amendment No. 8 to Prospectus Supplement should be read in conjunction with the Original Prospectus Supplement and the base Prospectus effective March 27, 2014 and Amendment No. 2. This Amendment No. 8 is incorporated by reference into the Original Prospectus Supplement. This Amendment No. 8 is not complete without, and may not be delivered or utilized except in connection with the Original Prospectus Supplement, including any amendments or supplements thereto.

On January 30, 2017, under the Unit Program of our DSPP, the Company extended the current Unit Option program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program will continue as under Amendment No. 7, but with a revised time period. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 apply.  The Company’s Unit Option Program began on November 1, 2016 and was to terminate January 31, 2017, but was extended until March 31, 2017.

The Unit Option Program enables participants to purchase Units of our securities where each Unit (priced at $10.00) is comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant shall have the symbol “ZNWAE,” but no assurance can be provided that the warrant will be approved for listing on the NASDAQ Global Market.

All warrants will first become exercisable on May 1, 2017, which is the 31st day following the Unit Option Termination Date (i.e., on March 31, 2017) and continue to be exercisable through May 1, 2020 (3 years) at a per share exercise price of $1.00. If the Common Stock of the Company trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to provide a Notice to warrant holders of an early termination of the warrant within 60 days of the Notice. The Unit is priced at $10.00 per Unit and no change will be made to the warrant exercise price of $1.00 per share.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 2, concerning the Unit Option continue, except for the substitution of the new Unit Option terms above. All other Plan features, conditions and terms remain unchanged.

For the year ended December 31, 2016, approximately $4,338,000 was raised under the DSPP program. As a result, the Company issued approximately 2,796,000 shares of its Common Stock during the same period.

The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through December 31, 2016 is approximately $13,025,000.

H. Rights Offering (July-September 2015)

On July 6, 2015, the Company filed with the SEC the Prospectus Supplement (dated July 6, 2015) relating to the Company’s rights offering of non-transferable subscription rights to the holders of the Company’s Common Stock as of record date of June 19, 2015 to purchase up to approximately 7,280,000 of subscription rights described below of the Company’s securities.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

I. Rights Offering Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes due May 2021 in connection with the rights offering. The Company received net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. These costs have been discounted as deferred offering costs (see also Note 7).

J. 12% Convertible Bonds Public Offering (May 31, 2016 – October 31, 2016)

On May 31, 2016, the Company filed with the SEC a Prospectus Supplement, as subsequently amended on June 22, 2016 and August 30, 2016, for an offering of the Company’s 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a "best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering was made available through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period was scheduled to continue through September 1, 2016. This conditional closing was subject to extension by the Company, in its sole discretion, for an additional 60-day period to which the Company elected, thereby extending the closing to November 1, 2016. All offering proceeds were deposited into an escrow account at Ocean First Bank, which acted as the escrow agent for the “best efforts” offering.

On November 1, 2016, the Company closed its public bond offering. The minimum aggregate amount of $2,500,000 was not reached as of the November 1, 2016 closing date. Ocean First Bank was duly authorized and effectively completed the prompt return of invested funds, without deduction, to the rightful owners.

In connection with the “best efforts” offering, the Company incurred and expensed to date approximately $83,000 of deferred issuance costs, which primarily consisted of underwriter fees, legal and other professional service fees.

K. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAB Warrants	January 2015 – March 2016	1.00	May 02, 2017
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Senior Convertible Bonds

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

During the year ended December 31, 2016, the Company recorded approximately $18,000 in amortization expense related to the deferred financing costs, and approximately $113,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Senior Convertible Bonds (cont’d)

Through the year ended December 31, 2016, approximately 129 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 5,700 shares of its Common Stock during the same period.

	December 31, 2016	December 31, 2015
	US$	US$

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844,000	-
Debt discount amortization, net	$113,000	-
Bonds converted to shares	$(13,000)	-
Offering cost, net	$(118,000)	-
10% senior Convertible bonds – Long Term Liability	$1,826,000	-

For the year ended December 31, 2016, the Company recognized interest expense of approximately $231,000 related to the Notes, payable for the first time and in arrears on May 2, 2017.

Note 8 - Derivative Liability

The Notes issued by the Company and discussed in Note 7 contain a convertible option that gives rise to a derivative liability.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Derivative Liability (cont’d)

As of December 31, 2016, the Company’s liabilities that are measured at fair value are as follows:

	December 31, 2016		December 31, 2015
	Level 3	Total	Level 3	Total
	US$		US$
Fair value of derivative liability at December 31, 2016	$895,000	$895,000	-	-

Change in value of derivative liability during 2016 are as follows:

US$ thousands

Derivative liability fair value at May 2, 2016	1,626
Gain on derivative liability	(731)
Derivative liability fair value at December 31, 2016	895

The following table presents the assumptions that were used for the model as of December 31, 2016:

	December 31, 2016	May 2, 2016
Convertible Option Fair Value of approximately	$895,000	$1,626,000
Annual Risk-free Rate	1.86%	1.41%
Volatility	57.56%	63.15%
Expected Term (years)	4.34	5.00
Convertible Notes Face Value	$3,457,100	$3,470,000
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$1.37	$1.74

During the year ended December 31, 2016, the Company recorded unrealized gains of approximately $731,000 (net) within the Statements of Operations line item, gain on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 9 - Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:

	December 31, 2016	December 31, 2015
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	49,151	46,216
Other	2,891	2,221
Total gross deferred tax assets	52,042	48,437
Less – valuation allowance	(49,630)	(46,740)
Net deferred tax assets	2,412	1,697

Deferred tax liabilities:
Property and equipment	11	10
Other	(248)	-
Unproved oil and gas properties	(2,175)	(1,707)
Total gross deferred tax liabilities	(2,412)	(1,697)

Net deferred tax asset	—	—

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 – Income Taxes (cont’d)

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $144,563,000 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2037. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2016 and 2015.

At December 31, 2016, the Company has available federal net operating loss carry forwards of approximately $144,563,000 to reduce future U.S. taxable income. These amounts expire from 2022 to 2037.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2016, the Company has available net operating loss carry forwards of approximately $97,670,000 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2016	Year ended December 31, 2015
	US$ thousands	US$ thousands
Pre-tax loss as reported	(8,515)	(7,306)

U.S. statutory tax rate	34%	34%
Theoretical tax expense	(2,895)	(2,484)

Increase in income tax expense resulting from:

Permanent differences	5	3
Other differences	—	—
Change in valuation allowance	2,890	2,481
Income tax expense	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2013.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2012 tax year can be regarded as final.

Note 10 - Commitments and Contingencies

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

B. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the Company former Asher-Menashe and Joseph License areas to be approximately $200,000 based on current cost rather than Net Present Value. The Company expects to incur such costs in 2017. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2016	2015
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	204	163
Liabilities Settled	(4)	(249)
Revision of Estimate	—	290
Retirement Obligations, Ending Balance	200	204

Liabilities of approximately $4,000 and $249,000 were settled for the year ended December 31, 2016 and 2015, respectively; those liabilities were related to the Asher-Menashe and Joseph License areas.

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

On January 11, 2015, the Energy Ministry issued revised guidelines (initially issued in February 2012) for onshore wellbore abandonment that are based on US regulations on well abandonment found in 43 CFR, Section 3162.3-4; applicable Texas Railroad Commission guidelines; and Well Abandonment and Inactive Well Practices for U.S. Exploration and Production Operations found in API Bulletin E3. This guideline is effective April 1, 2015.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

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

D. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company shall be assigned to each charitable organization (6% interest in the aggregate). At December 31, 2016, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

E. Office and Vehicle Leases

(i)	On September 10, 2015, the Company signed a new lease agreement with Hartman Income REIT Property Holdings, LLC (“Hartman”) for new premises containing 7,276 square feet. The lease term is for 65 months (about 5.5 years) from December 1, 2015 to April 30, 2021. Rent is abated for the first five (5) month which is December 2015 through April 2016. Beginning in May 2016 and extending through April 2017, rent is to be paid on a monthly basis in the base amount of $7,882 per month. Beginning in May 2017 and extending through April 2018, rent is to be paid on a monthly basis in the base amount of $8,186 per month. Beginning in May 2018 and extending through April 2019, rent is to be paid on a monthly basis in the base amount of $8,489 per month. Beginning in May 2019 and extending through April 2020, rent is to be paid on a monthly basis in the base amount of $8,792 per month. Beginning in May 2020 and extending through April 2021, rent is to be paid on a monthly basis in the base amount of $9,095 per month. The Company is also obligated to pay its pro-rated portion of all taxes, utilities, and insurance during the lease term.

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent is to be paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent is to be paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent is to be paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent is to be paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent is to be paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent is to be paid monthly in the base amount of $10,967.50 per month.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

(ii)	The Company’s field office in Caesarea Israel consisted of 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $9,800) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2016 and 2015 were $285,000 and $282,000, respectively.

The future minimum lease payments as of December 31, 2016, are as follows:

US$ thousands

2017	290
2018	291
2019	139
2020	130
2021 and thereafter	55
905

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

On December 22, 2015, Zion and GYP entered into a Settlement Agreement and Mutual Release resolving the arbitration by which Zion is required to pay the sum of $550,000 to and/or for the benefit of GYP plus required value added tax (“VAT”) and income tax withholding under Israeli tax law.

On April 25, 2016, a Final Award by Consent was signed by the arbitrator incorporating the terms of the settlement.

G. Bank Guarantees

As of December 31, 2016, the Company provided bank guarantees to various governmental bodies (approximately $1,139,000) and others (approximately $66,000) in respect of its drilling operation in an aggregate amount of approximately $1,205,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as “restricted cash.”

Note 11 - Risks and Uncertainties

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2015-2016 have rendered obtaining new exploration licenses more time-consuming and expensive.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 11 – Risks and Uncertainties (cont’d)

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 12 - Subsequent Events

(i) On January 1, 2017, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 25,000 shares of Common Stock to a senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through December 31, 2026. The fair value of the options at the date of grant amounted to approximately $34,000.

(ii) On January 2, 2017, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 1,555,000 shares of Common Stock to senior officers, staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 1, 2027. The fair value of the options at the date of grant amounted to approximately $2,115,000.

(iii) On January 5, 2017, the Company granted options from the 2011 Equity Incentive Plan for employees and consultants, to purchase 35,000 shares of Common Stock to senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $48,000.

(iv) On January 12, 2017, the Company granted options from the 2011 Non-Employee Directors Stock Option Plan, to purchase 20,000 shares of Common Stock to a consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 11, 2027. The fair value of the options at the date of grant amounted to approximately $27,000.

(v) Approximately $2,300,000 was collected through the Company’s DSPP program during the period January 1, 2017 through February 28, 2017.

