Form 10-Q
period 2017-03-31
ZION OIL & GAS INC
filed 2017-05-09
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2017; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of April 28, 2017, Zion Oil & Gas, Inc. had outstanding 47,839,247 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	March 31, 2017	December 31, 2016
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	3,862	3,192
Fixed short term bank deposits – restricted	1,815	1,295
Prepaid expenses and other	562	347
Other deposits	264	—
Other receivables	877	144
Total current assets	7,380	4,978

Unproved oil and gas properties, full cost method (see Note 4)	8,452	6,397

Property and equipment at cost
Net of accumulated depreciation of $414 and $442	186	113

Other assets
Fixed long term bank deposits – restricted	76	—
Assets held for severance benefits	188	162
Total other assets	264	162

Total assets	16,282	11,650

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	193	181
Asset retirement obligation	470	200
Derivative liability (see Note 6)	622	895
Accrued liabilities	1,091	677
Total current liabilities	2,376	1,953

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $111 and $118 and unamortized debt discount of $1,462 and 1,513 at March 31, 2017 and December 31, 2016 respectively (see Note 5)	1,883	1,826
Provision for severance pay	228	206
Obligation under capital lease, net of current maturities of $7 (see Note 7C)	49	—
Total long-term liabilities	2,160	2,032

Total liabilities	4,536	3,985

Commitments and contingencies (see Note 7)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at March 31, 2017: Issued and outstanding: 47,520,071 and 42,577,541 shares at March 31, 2017 and December 31, 2016 respectively	475	426
Additional paid-in capital	165,261	157,854
Accumulated deficit	(153,990)	(150,615)
Total stockholders’ equity	11,746	7,665

Total liabilities and stockholders’ equity	16,282	11,650

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months ended March 31,
	2017	2016
	US$ thousands	US$ thousands

General and administrative	2,847	1,172
Other	676	391
Loss from operations	(3,523)	(1,563)

Other income (expense), net
Gain on derivative liability	273	—
Other income, net	10	—
Foreign exchange (loss)	31	21
Financial (expenses), net	(166)	(10)

Loss before income taxes	(3,375)	(1,552)
Income taxes	—	—

Net loss	(3,375)	(1,552)

Net loss per share of common stock - basic and diluted (in US$)	(0.07)	(0.04)

Weighted-average shares outstanding–basic and diluted (in thousands)	47,237	38,995

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2016	42,578	426	157,854	(150,615)	7,665
Funds received from sale of DSPP units and shares	3,717	37	5,181	—	5,218
Value of bonds converted to shares	1	*	1	—	1
Funds received from option exercises	1,224	12	—	—	12
Value of options granted to employees, directors and others as non-cash compensation	—	—	2,225	—	2,225
Net loss	—	—	—	(3,375)	(3,375)
Balances as of March 31, 2017	47,520	475	165,261	(153,990)	11,746

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2017	2016
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(3,375)	(1,552)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	10	15
Capital gain on sale of property and equipment	(10)	-
Cost of options issued to employees, directors and others as non-cash compensation	2,034	172
Interest on short term bank deposits	(17)	(10)
Interest and finance expense accrued on convertible bonds and amortization of debt discount	144	-
Change in derivative liability	(273)	-
Change in assets and liabilities, net:
Change in other deposits	(264)	-
Prepaid expenses and other	(215)	13
Change in other receivables	(83)	31
Severance pay, net	(4)	7
Accounts payable	(116)	(281)
Accrued liabilities	(87)	(562)
Asset retirement obligation	-	(3)
Net cash used in operating activities	(2,256)	(2,170)

Cash flows from investing activities
Investment in short term bank deposits	(503)	42
Investment in long term bank deposits	(76)	-
Acquisition of property and equipment	(16)	(12)
Proceeds from sale of property and equipment	14	-
Investment in unproved oil and gas properties	(1,058)	(244)
Net cash used in investing activities	(1,639)	(214)

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	-	2,655
Repayments of capital loan	(15)	-
Deferred offering cost	-	(2)
Proceeds from sale of stock and exercise of options	4,580	760
Net cash provided by financing activities	4,565	3,413

Net increase (decrease) in cash and cash equivalents	670	1,029
Cash and cash equivalents – beginning of period	3,192	2,871
Cash and cash equivalents – end of period	3,862	3,900

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	191	-
10% Senior convertible bonds - cash held in escrow	-	815
Unpaid investments in oil & gas properties	806	248
Subscription receivable for the sale of stock	650	-
10% Senior Convertible Bonds converted to shares	1	-
Acquisition of property and equipment under capital lease	71	-

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 17 years of oil & gas exploration in Israel. As of March 31, 2017, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company completed construction of and mobilized the drilling rig to the drill pad location from which it will drill its next exploration well, which, unless extended, must be spud by June 30, 2017 as referenced below. The drilling of this well to the desired depth is subject to the Company raising sufficient funds from equity or debt offerings, of which no assurance can be provided.

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

The Petroleum Commissioner modified Zion’s work plan deadlines and awarded the Company a one-year extension to December 2, 2017 on its MJL, subject to Zion signing a drilling contract and submitting a detailed engineering plan by October 13, 2016 and spudding an exploratory well by December 1, 2016. The Company timely complied with two key Special Conditions of our existing license terms established by the Israel Petroleum Commissioner, by providing on October 13, 2016 the fully executed drilling contract with S.A. Daflog, S.R.L., an Israeli-registered affiliate of DAFORA S.A., and a Detailed Drilling Engineering Plan for the Megiddo-Jezreel #1 well.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

As previously disclosed, the Company needed authorization from the Israel land Authority (the “ILA”), the formal lessor of the land to the kibbutz, to access and utilize the drill site. The Company received this authorization on July 4, 2016. This is in conjunction with our May 15, 2016 signed agreement with Kibbutz Sde Eliyahu on whose property the drilling pad is currently situated. On January 11, 2017, an agreement was signed by the Company and the ILA by which the land usage permission agreement was extended up to and including December 3, 2017.

The drill site plan was prepared by an outside engineering firm to accommodate DAFORA’s F-400 rig. The Company awarded the drill site construction contract to an Israeli company and the construction of the drill site and road was completed in February 2017.  Zion is finalizing the rig mobilization to the MJ#1 location to begin rig-up and acceptance testing. The drilling, completion and testing of the well will be subject to raising the necessary capital of which no assurances can be provided.

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

B. Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2016 or for any other subsequent interim period.

To date, the Company has not achieved a discovery of either oil or gas in commercial quantities. The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2017, the Company incurred a net loss of approximately $3.4 million and had an accumulated deficit of approximately $154 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through June 2017.

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances. There can be no assurance that this capital will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities, including the drilling of the planned MJ #1 exploratory well. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See also Note 7).

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,698,413 and 5,711,104 Common Stock equivalents in the three-month period ended March 31, 2017 and 2016 respectively, would be anti-dilutive.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes, and the adjusted carrying amount of the proved properties is amortized on the unit-of-production method.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $8,452,000 and $6,397,000 as of March 31, 2017, and December 31, 2016, respectively.

D. Fair Value Measurements

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

E. Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as a liability during the term of the related Convertible Bonds (see Note 6).

F. Recently Adopted Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2017 had a significant impact on our financial position, results of operations, or cash flow.

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the three months ended March 31, 2017, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation:

i.	25,000 shares of Common Stock to a senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through December 31, 2026. The fair value of the options at the date of grant amounted to approximately $34,000.

ii.	1,555,000 shares of Common Stock to senior officers, staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 1, 2027. The fair value of the options at the date of grant amounted to approximately $2,116,000.

iii.	35,000 shares of Common Stock to senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $48,000.

iv.	20,000 shares of Common Stock to a consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 11, 2027. The fair value of the options at the date of grant amounted to approximately $27,000

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2017 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2016	4,166,943	1.58

Changes during 2017 to:
Granted to employees, officers, directors and others *	1,635,000	0.01
Expired/Cancelled/Forfeited	(185,000)	2.16
Exercised	(1,224,000)	0.01
Outstanding, March 31, 2017	4,392,943	1.41
Exercisable, March 31, 2017	4,392,943	1.41

* The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of March 31, 2017:

Shares underlying outstanding options (fully vested)
Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$
0.01	20,000	6.62	0.01
0.01	15,000	7.01	0.01
0.01	5,000	7.20	0.01
0.01	4,500	8.05	0.01
0.01	20,500	8.35	0.01
0.01	10,000	8.51	0.01
0.01	25,000	8.75	0.01
0.01	408,000	9.18	0.01
0.01	735,000	9.75	0.01
0.01	10,000	9.76	0.01
1.38	108,000	3.76	1.38
1.38	133,057	7.76	1.38
1.55	400,000	5.18	1.55
1.67	390,000	3.51	1.67
1.67	458,886	7.51	1.67
1.70	120,000	1.73	1.70
1.70	298,500	5.73	1.70
1.73	25,000	1.78	1.73
1.82	25,000	0.20	1.82
1.86	25,000	1.68	1.86
1.87	25,000	4.84	1.87
1.95	25,000	3.01	1.95
1.96	25,000	2.43	1.96
2.03	25,000	4.09	2.03
2.28	25,000	2.28	2.28
2.61	150,000	0.68	2.61
2.61	881,500	4.68	2.61
0.01-2.61	4,392,943		1.41

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2017	2016
Weighted-average fair value of underlying stock at grant date	$1.37	$1.81
Dividend yields	—	—
Expected volatility	60%	62%-69%
Risk-free interest rates	1.86%-1.93%	1.01%-1.76%
Expected lives (in years)	5.00	3.00-5.50
Weighted-average grant date fair value	$1.36	$1.56

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2017	2016
Weighted-average fair value of underlying stock at grant date	$1.36	$—
Dividend yields	—	—
Expected volatility	68%	—
Risk-free interest rates	2.36%-2.45%	—
Expected lives (in years)	10.00	—
Weighted-average grant date fair value	$1.36	$—

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

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

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2017	2016
US$	US$
2,015,000	172,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2017	2016
US$	US$
210,000	--

The following table sets forth information about the compensation cost of option issuances recognized for employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2017	2016
US$	US$
191,000	--

D. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

(the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the investor or stockholder the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants series have different expiration dates that have been extended.

The warrants became first exercisable on May 2, 2016 and, in the case of ZNWAB continued to be exercisable through May 2, 2017, May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which stockholders and interested investors could purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. The warrant shall have the symbol “ZNWAE.” On January 30, 2017, the Company extended the Unit Option program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program continued as under Amendment No. 7, but with a revised time period. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 applied. The Company’s Unit Option Program began on November 1, 2016 and was to terminate January 31, 2017, but was extended until March 31, 2017. This Unit Program terminated on March 31, 2017.

The ZNWAE warrants became exercisable on May 1, 2017, which is the 31st day following the Unit Option Termination Date (i.e., on March 31, 2017) and continue to be exercisable through May 1, 2020 (3 years) at a per share exercise price of $1.00. If the Company’s Common Stock trades above $5.00 per share at the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to terminate the warrant early upon providing 60 days advanced notice to warrant holders.

As of March 31, 2017, the number of outstanding warrants for each warrant issue is shown below:

Warrant	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE
Exercise Price/Warrant	$2.00	$1.00	$1.00	$1.00	$1.00
Outstanding/Exercisable Warrants @ March 31, 2017	1,566,595	289,446	333,273	340,558	4,028,598

As of May 2, 2017, any outstanding ZNWAB warrants expired.

For the three months ended March 31, 2017, approximately $5,218,000 was raised under the DSPP program, of which $650,000 is recognized as other receivables as of March 31, 2017. During April 2017, all the funds were collected. As a result, the Company issued approximately 3,717,000 shares of its Common Stock during the same period.

The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through March 31, 2017 is approximately $18,243,000.

On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), in which the three (3) year period was ending March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

E. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAB Warrants *	January 2015 – March 2016	1.00	May 02, 2017
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020

* Unexercised ZNWAB warrants were expired as of the filing date of this report.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2017	December 31, 2016
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	3,477	1,770
Capitalized salary costs	1,824	1,579
Legal costs, license fees and other preparation costs	3,121	3,018
Other costs	30	30
	8,452	6,397

Note 5 - Senior Convertible Bonds

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

During the three months ended March 31, 2017, the Company recorded approximately $7,000 in amortization expense related to the deferred financing costs, and approximately $51,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 5 - Senior Convertible Bonds (cont’d)

Through the three months ended March 31, 2017, approximately 14 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 600 shares of its Common Stock during the same period.

	March 31, 2017	December 31, 2016
	US$	US$

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844,000	$1,844,000
Debt discount amortization, net	$164,000	$113,000
Bonds converted to shares	$(14,000)	$(13,000)
Offering cost, net	$(111,000)	$(118,000)
10% senior Convertible bonds – Long Term Liability	$1,883,000	$1,826,000

The Company recognized $86,000 and $231,000 in interest expense for the three months ended March 31, 2017, and for the year ended December 31, 2016, respectively, related to the Notes, payable for the first time and in arrears on May 2, 2017. See Subsequent Events for data on the payment of interest in kind on May 2, 2017.

Note 6 - Derivative Liability

The Notes issued by the Company and discussed in Note 5 contain a convertible option that gives rise to a derivative liability.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Derivative Liability (cont’d)

As of March 31, 2017, the Company’s liabilities that are measured at fair value are as follows:

	March 31, 2017		December 31, 2016
	Level 3	Total	Level 3	Total
	US$		US$
Fair value of derivative liability at March 31, 2017	$622,000	$622,000	$895,000	$895,000

Change in value of derivative liability during 2017 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2016	895
Gain on derivative liability	(273)
Derivative liability fair value at March 31, 2017	622

The following table presents the assumptions that were used for the model as of March 31, 2017:

	March 31, 2017	December 31, 2016
Convertible Option Fair Value of approximately	$622,000	$895,000
Annual Risk-free Rate	1.75%	1.86%
Volatility	49.86%	57.56%
Expected Term (years)	4.09	4.34
Convertible Notes Face Value	$3,455,700	$3,457,100
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$1.20	$1.37

During the three months ended March 31, 2017, the Company recorded unrealized gains of approximately $273,000 (net) within the Statements of Operations line item, gain on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 - Commitments and Contingencies

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Commitments and Contingencies (cont’d)

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

The Company believes that these new regulations are likely increase both the time and the expenditures associated with obtaining new exploration rights and drilling new wells.

C. Capitalized lease

During 2017, the Company signed a capital lease agreement to purchase a vehicle, on which a down payment of $15,000 was paid by the Company. The lease period is for 44 months (approximately 3.7 years, hereinafter the “lease period”) starting on March 25, 2017 and ending on October 24, 2020. The lease bears a monthly payment in the amount of approximately NIS 4,000 (approximately $1,100) per month, at the exchange rate in effect for the date of this report and is linked to an increase (but not a decrease) in CPI. The lease bears a purchase option in the end of the lease period in the amount of approximately NIS 75,000 (approximately $21,000) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in CPI.

A capital lease asset and a capital lease obligation were recognized in the Company's balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $71,000 as of March 31, 2017. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years. As of March 31, 2017, the accumulated depreciation of the capital lease asset amounted to less than $1,000.

At March 31, 2017, future minimum payments due under capital lease were:

US$ thousands

2017	10
2018	13
2019	13
2020	32
Less: portion representing imputed interest	(12)
Capital lease obligations	56

The Financial Accounting Standards Board (“FASB”) has been contemplating changes that impact capital leases. Any final changes resulting from the FASB are not expected to have a material impact on Zion’s financial statements as it relates to the capital lease described above.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Commitments and Contingencies (cont’d)

D. Bank Guarantees

As of March 31, 2017, the Company provided bank guarantees to various governmental bodies (approximately $1,662,000) and others (approximately $81,000) in respect of its drilling operation in an aggregate amount of approximately $1,743,000. The funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as fixed short and long term bank deposits – restricted.

Note 8 - Subsequent Events

(i) On April 17, 2017, the Company granted options under the 2011 Equity Incentive Plan to employees and consultants to purchase 90,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 17, 2027. The fair value of the options at the date of grant amounted to approximately $104,000.

(ii) Approximately $225,000 was collected through the Company’s DSPP Program during the period April 1 through April 30, 2017.

(iii) On May 1, 2017, the Company granted options under the 2011 Non-Employee Directors Stock Option Plan, to purchase 25,000 shares of Common Stock to a new board member at an exercise price of $1.33 per share. The options vested upon grant and are exercisable through May 1, 2023. The fair value of the options at the date of grant amounted to approximately $11,000.00.

(iv) On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average Zion stock price of $1.196 was determined based on the 30 trading days prior to the record date of April 18, 2017. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 288,965 shares to the accounts of its bondholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of over 17 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”), currently trades on the NASDAQ Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. The Company has constructed and mobilized the drilling rig to the specific drill pad location from which to drill its next exploration well, which it plans to spud within the second quarter of 2017. The drilling of this well to the desired depth is subject to the Company raising sufficient funds through capital raising efforts currently being planned by management.

 Depending on the results of the planned exploratory well and having adequate cash resources, multiple wells could be drilled from this pad site, as several subsurface geologic targets can be reached using directional well trajectories.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of March, 2017.

The Megiddo-Jezreel License (“MJL”) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL (~99,000 acres) is onshore, south and west of the Sea of Galilee.

On October 6, 2016, Zion entered into a drilling contract with S.A. DAFLOG S.R.L., an Israeli-registered affiliate of DAFORA S.A. DAFORA is the largest drilling company in Romania and has drilled over 1,000 wells in Romania, Eastern Europe and East Africa. Zion will use DAFORA’s F-400 drilling rig which has a 3,000 HP capacity drawworks capable of drilling to over 7,000 meters (approximately 23,000 feet). This provides sufficient horsepower and safety factor to drill our planned well with a target depth of up to 4,500 meters (approximately 15,000 feet).

The process of securing an appropriate drilling rig and crew with which to drill the MJ #1 exploratory well was long and complicated. As such, Zion submitted a drilling date extension request to the Petroleum Commissioner on November 7, 2016. Key details of the extension request are outlined below:

NO.	ACTIVITY DESCRIPTION	TO BE CARRIED OUT BY:
1	Begin drilling / spud well	30 June 2017
2	Submit final report on the results of drilling	1 November 2017
3	Submit a plan for continued work in the license area	1 December 2017

On November 29, 2016, the Company received notification from the State of Israel’s Petroleum Commissioner officially approving the Company’s drilling date extension

Since receiving the aforementioned extension, the drill site plan was prepared by an outside engineering firm to accommodate DAFORA’s F-400 Rig. Zion awarded the drill site construction contract to an Israeli company. The final step in the process is for Zion to receive approval for our Application for Permit to Drill which has been submitted. Drill site construction started in late December 2016, and was completed in February, 2017.  Upon completion of the access road and drill site, Zion commenced rig mobilization to the MJ#1 location. It has accepted all loads of the Israeli based equipment on location and commenced rig-up. It expects to finalize rig-up and commence acceptance testing, assuming no customs, weather or regulatory delays in May 2017. The drilling, completion and testing of the well will be subject to raising the necessary capital of which no assurances can be provided. As of the date of this report, the Company has cash resources to commence drilling the well but does not yet have the cash resources to drill the MJ #1 well to the planned total depth of 4,500 meters (approximately 15,000 feet).

Zion’s Former Asher-Menashe and Joseph Licenses

Zion has plugged all of its exploratory wells on its former Asher-Menashe and Joseph License areas, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials. We continue to make significant progress toward fully abandoning all these sites.

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

We believe that these new regulations are likely to increase the expenditures associated with obtaining new exploration rights and drilling new wells. The company expects that an additional financial burden could occur as a result of the Ministry requiring cash reserves that could otherwise be used for operational purposes.

Capital Resources Highlights

We need to raise significant funds to finance the drilling and testing of MJ #1 exploratory well and maintain orderly operations. To date, we have funded our operations through the issuance of our securities and convertible debt. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

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

The warrants became first exercisable on May 2, 2016 and continued to be exercisable through May 2, 2017 for ZNWAB (1 year), and continue to be exercisable to May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which stockholders and interested investors could purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10.00. The warrant has the symbol “ZNWAE.” On January 30, 2017, the Company extended the Unit Option Program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program continued under Amendment No. 7, but with a revised expiration date of March 31, 2017. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 applied.

The ZNWAE warrants became exercisable on May 1, 2017, which is the 31st day following the Unit Program Termination Date (i.e., on March 31, 2017) and continue to be exercisable through May 1, 2020 (3 years) at a per share exercise price of $1.00. If the Company’s Common Stock trades above $5.00 per share at the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to terminate the warrant early upon providing 60 days advanced notice to warrant holders.

As of March 31, 2017, the number of outstanding warrants for each warrant issue is shown below:

Warrant	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE
Exercise Price/Warrant	$2.00	$1.00	$1.00	$1.00	$1.00
Outstanding/Exercisable Warrants @ March 31, 2017	1,566,595	289,446	333,273	340,558	4,028,598

As of May 2, 2017, any outstanding ZNWAB warrants expired.

For the three months ended March 31, 2017, approximately $5,218,000 was raised under the DSPP program, of which $650,000 is recognized as other receivables. As a result, the Company issued approximately 3,717,000 shares of its Common Stock during the same period.

The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through March 31, 2017 is approximately $18,243,000.

On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), in which the three (3) year period was ending March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

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

During the three months ended March 31, 2017, the Company recorded approximately $7,000 in amortization expense related to the deferred financing costs, and approximately $51,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Through the three months ended March 31, 2017, approximately 14 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 600 shares of its Common Stock during the same period.

For the three months ended March 31, 2017, and for the year ended December 31, 2016, the Company recognized interest expense of approximately $86,000 and $231,000, respectively, related to the Notes, payable for the first time and in arrears on May 2, 2017.

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

The total net book value of our unproved oil and gas properties under the full cost method was $8,452,000 at March 31, 2017.

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

RESULTS OF OPERATIONS

	For the three months ended March 31
	2017	2016
	(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	2,847	1,172
Other	676	391
Subtotal Operating costs and expenses	3,523	1,563

Gain on derivative liability	(273)	--

Other expense (income), net	125	(11)

Net loss	3,375	1,552

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2017 were $3,523,000 compared to $1,563,000 for the three months ended March 31, 2016. The increase in operating costs and expenses during the three months ended March 31, 2017 compared to the corresponding period in 2016 is primarily attributable to an increase in general and administrative expenses driven by the non-cash expenses associated with stock option grants, and by an increase in other expenses.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2017 were $2,847,000, compared to $1,172,000 for the three months ended March 31, 2016. The increase in general and administrative expenses during the three months ended March 31, 2017 compared to the corresponding period in 2016 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants during 2017.

Other expenses. Other expenses during the three months ended March 31, 2017 were $676,000, compared to $391,000 for the three months ended March 31, 2016. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the three months ended March 31, 2017 compared to the corresponding period in 2016 is primarily attributable to higher marketing expenses.

Other expense (income), net. Other expense (income), net for the three months ended March 31, 2017 were $125,000 compared to ($11,000) for the three months ended March 31, 2016. The increase in other expense (income), net during the three months ended March 31, 2017 compared to the corresponding period in 2016 is primarily attributable to interest expense associated with our convertible bonds recorded during 2017.

Net Loss. Net loss for the three months ended March 31, 2017 was $3,375,000 compared to $1,552,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the issuance of convertible debt, as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the three months ended March 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2017, we had approximately $3,862,000 in cash and cash equivalents compared to $3,192,000 at December 31, 2016, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $5,004,000 at March 31, 2017 and $3,025,000 at December 31, 2016.

As of March 31, 2017, we provided bank guarantees to various governmental bodies (approximately $1,662,000) and others (approximately $81,000) in respect of our planned exploratory drilling operations in the aggregate amount of approximately $1,743,000. The funds securing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as fixed short and long term bank deposits – restricted.

During the three months ended March 31, 2017, cash used in operating activities totaled $2,256,000. Cash provided by financing activities during the three months ended March 31, 2017 was $4,565,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $1,639,000 for the three months ended March 31, 2017.

We expect to incur additional significant expenditures to further our exploration programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $530,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP and/or unit program proceeds, will be sufficient to finance our plan of operations through June 2017. However, as of the date of this report, while we have enough cash on hand to spud the MJL exploratory well, we do not have sufficient cash resources on hand to drill to the desired total depth (TD) the planned MJL well.

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

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through March 31, 2017.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2017 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 31, 2016 and 2015 to March 31, 2017, the USD has fluctuated by approximately (5.6%) and (7.0%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2017, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $5,677,000.  The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2017 was approximately 0.10%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2017, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended March 31, 2017, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 9, 2017	Date:	May 9, 2017

