Form 10-Q
period 2017-06-30
ZION OIL & GAS INC
filed 2017-08-11
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2017; or

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

As of July 28, 2017, Zion Oil & Gas, Inc. had outstanding 51,912,554 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	June 30, 2017	December 31, 2016
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	3,828	3,192
Fixed short term bank deposits – restricted	2,092	1,295
Prepaid expenses and other	410	347
Other deposits	533	—
Other receivables	720	144
Total current assets	7,583	4,978

Unproved oil and gas properties, full cost method (see Note 4)	11,455	6,397

Property and equipment at cost
Net of accumulated depreciation of $427 and $442	200	113

Other assets
Assets held for severance benefits	205	162

Total assets	19,443	11,650

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	622	181
Asset retirement obligation	470	200
Derivative liability (see Note 6)	3,475	895
Accrued liabilities	1,820	677
Total current liabilities	6,387	1,953

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $104 and $118 and unamortized debt discount of $1,389 and $1,513 at June 30, 2017 and December 31, 2016 respectively (see Note 5)	1,915	1,826
Provision for severance pay	248	206
Obligation under capital lease, net of current maturities of $9 (see Note 7C)	44	—
Total long-term liabilities	2,207	2,032

Total liabilities	8,594	3,985

Commitments and contingencies (see Note 7)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at June 30, 2017: Issued and outstanding: 49,991,444 and 42,577,541 shares at June 30, 2017 and December 31, 2016 respectively	500	426
Additional paid-in capital	169,310	157,854
Accumulated deficit	(158,961)	(150,615)
Total stockholders’ equity	10,849	7,665

Total liabilities and stockholders’ equity	19,443	11,650

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	1,233	3,260	4,080	4,432
Other	774	614	1,450	1,005
Loss from operations	(2,007)	(3,874)	(5,530)	(5,437)

Other income (expense), net
(Loss), gain on derivative liability	(2,853)	502	(2,580)	502
Other income, net	-	-	10	-
Foreign exchange (loss), gain	79	(10)	110	11
Financial expenses, net	(190)	(88)	(356)	(98)

Loss before income taxes	(4,971)	(3,470)	(8,346)	(5,022)
Income taxes	-	-	-	-

Net loss	(4,971)	(3,470)	(8,346)	(5,022)

Net loss per share of common stock - basic and diluted (in US$)	(0.10)	(0.08)	(0.17)	(0.12)

Weighted-average shares outstanding - basic and diluted (in thousands)	50,245	40,873	48,714	40,337

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2016	42,578	426	157,854	(150,615)	7,665
Funds received from sale of DSPP units and shares	5,718	57	8,482	—	8,539
Value of bonds converted to shares	21	*	57	—	57
Funds received from option exercises	1,385	14	—	—	14
Bond interest paid in shares	289	3	343	—	346
Value of options granted to employees, directors and others as non-cash compensation	—	—	2,574	—	2,574
Net loss	—	—	—	(8,346)	(8,346)
Balances as of June 30, 2017	49,991	500	169,310	(158,961)	10,849

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2017	2016
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(8,346)	(5,022)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	22	31
Capital gain on sale of property and equipment	(10)	-
Cost of options issued to employees, directors and others as non-cash compensation	2,383	2,580
Interest on short term bank deposits	(52)	(6)
Interest and finance expense accrued on convertible bonds and amortization of debt discount	317	81
Change in derivative liability	2,580	(502)
Change in assets and liabilities, net:
Change in other deposits	(533)	-
Prepaid expenses and other	(63)	133
Change in other receivables	(576)	245
Severance pay, net	(1)	7
Accounts payable	(12)	(320)
Accrued liabilities	85	(509)
Asset retirement obligation	-	(3)
Net cash used in operating activities	(4,206)	(3,285)

Cash flows from investing activities
Investment in short term bank deposits	(745)	31
Acquisition of property and equipment	(42)	(16)
Proceeds from sale of property and equipment	14	-
Investment in unproved oil and gas properties	(2,920)	(631)
Net cash used in investing activities	(3,693)	(616)

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	-	3,470
Repayments of capital loan	(18)	-
Deferred offering cost	-	(84)
Proceeds from sale of stock and exercise of options	8,553	2,112
Net cash provided by financing activities	8,535	5,498

Net increase (decrease) in cash and cash equivalents	636	1,597
Cash and cash equivalents – beginning of period	3,192	2,871
Cash and cash equivalents – end of period	3,828	4,468

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	191	213
Debt discount related to the derivative liability	-	1,626
Unpaid investments in oil & gas properties	1,947	53
Convertible Bond interest paid in shares	346	-
10% Senior Convertible Bonds converted to shares	57	-
Acquisition of property and equipment under capital lease	71	-
Deferred offering cost	-	136

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 17 years of oil & gas exploration in Israel. As of June 30, 2017, the Company had no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company executed a contract for the civil works and drill site construction at the MJ #1 location. The site was completed in early March 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the Megiddo-Jezreel #1 (“MJ #1) well was spud on June 5, 2017, well in advance of the June 30, 2017 deadline under the terms of the current license.

Depending on the results of the currently drilling exploratory well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets can be reached using directional well trajectories.

Megiddo-Jezreel Petroleum License (“MJL”)

The MJL was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to an aggregate maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee.

Since late November 2016 when the State of Israel’s Petroleum Commissioner officially approved Zion’s drilling date and license extension request, the Company remains subject to the following key license terms:

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

The drill site plan was prepared by an outside engineering firm to accommodate DAFORA’s F-400 rig. The Company awarded the drill site construction contract to an Israeli company and the construction of the drill site and road was completed in March 2017.  As previously mentioned, the MJ #1 well was spud on June 5, 2017 and is currently drilling.

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

B. Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017 or for any other subsequent interim period.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2017, the Company incurred a net loss of approximately $8.3 million and had an accumulated deficit of approximately $159 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional significant expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations, including the drilling of the MJ#1 well to the desired depth and the subsequent testing, through January 2018.

To carry out further planned operations beyond that date, the Company must raise additional funds through additional equity and/or debt issuances or through profitable operations. There can be no assurance that this capital or positive operational income will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See also Note 7).

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,588,898 and 5,943,929 Common Stock equivalents in the six-month period ended June 30, 2017 and 2016 respectively, would be anti-dilutive.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $11,455,000 and $6,397,000 as of June 30, 2017, and December 31, 2016, respectively.

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

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the six months ended June 30, 2017, the Company granted the following non-qualified options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (taxable on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to a senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through December 31, 2026. The fair value of the options at the date of grant amounted to approximately $34,000.

ii.	Options to purchase 1,555,000 shares of Common Stock to twenty three (23) senior officers, staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 1, 2027. The fair value of the options at the date of grant amounted to approximately $2,116,000.

iii.	Options to purchase 35,000 shares of Common Stock to two (2) senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $48,000.

iv.	Options to purchase 20,000 shares of Common Stock to a consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 11, 2027. The fair value of the options at the date of grant amounted to approximately $27,000.

v.	Options to purchase 90,000 shares of Common Stock to five (5) staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 1, 2027. The fair value of the options at the date of grant amounted to approximately $104,000.

B. 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2017, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

i.	Options to purchase 25,000 shares of Common Stock to a new board member at an exercise price of $1.33 per share. The options vested upon grant and are exercisable through May 1, 2023. The fair value of the options at the date of grant amounted to approximately $10,000.

ii.	Options to purchase 400,000 shares of Common Stock to eight (8) board members at an exercise price of $1.75 per share. The options vested upon grant and are exercisable through June 6, 2023. The fair value of the options at the date of grant amounted to approximately $235,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2017 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2016	4,166,943	1.58

Changes during 2017 to:
Granted to employees, officers, directors and others *	2,150,000	0.35
Expired/Cancelled/Forfeited	(210,000)	2.12
Exercised	(1,384,500)	0.01
Outstanding, June 30, 2017	4,722,443	1.45
Exercisable, June 30, 2017	4,722,443	1.45

* The receipt of a non-qualified stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service, but the grantee who later chooses to exercise stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of June 30, 2017:

Shares underlying outstanding options (fully vested)
Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$
0.01	15,000	6.37	0.01
0.01	15,000	6.76	0.01
0.01	5,000	6.95	0.01
0.01	4,500	7.80	0.01
0.01	15,000	8.10	0.01
0.01	10,000	8.26	0.01
0.01	25,000	8.50	0.01
0.01	378,000	8.93	0.01
0.01	625,000	9.50	0.01
0.01	10,000	9.51	0.01
0.01	80,000	9.79	0.01
1.33	25,000	5.83	1.33
1.38	108,000	3.51	1.38
1.38	133,057	7.52	1.38
1.55	400,000	4.93	1.55
1.67	390,000	3.26	1.67
1.67	458,886	7.26	1.67
1.70	120,000	1.48	1.70
1.70	298,500	5.48	1.70
1.73	25,000	1.53	1.73
1.75	400,000	6.02	1.75
1.86	25,000	1.43	1.86
1.87	25,000	4.59	1.87
1.95	25,000	2.76	1.95
1.96	25,000	2.18	1.96
2.03	25,000	3.84	2.03
2.28	25,000	2.03	2.28
2.61	150,000	0.43	2.61
2.61	881,500	4.43	2.61
0.01-2.61	4,722,443		1.45

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2017	2016
Weighted-average fair value of underlying stock at grant date	$1.44	$1.57
Dividend yields	—	—
Expected volatility	45%-60%	57%-69%
Risk-free interest rates	1.45%-1.94%	0.94%-1.76%
Expected lives (in years)	3.00-5.00	3.00-5.50
Weighted-average grant date fair value	$1.18	$1.34

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2017	2016
Weighted-average fair value of underlying stock at grant date	$1.36	$1.55
Dividend yields	—	—
Expected volatility	68%	70%
%Risk-free interest rates	2.36%-2.45%	1.73%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$1.36	$1.54

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

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the six months ended June 30,
2017	2016
US$	US$
2,364,000	2,469,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the six months ended June 30,
2017	2016
US$	US$
210,000	324,000

The following table sets forth information about the compensation cost of option issuances recognized for employees and capitalized to Unproved Oil & Gas properties:

For the six months ended June 30,
2017	2016
US$	US$
191,000	213,000

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

The warrants became first exercisable on May 2, 2016 and, in the case of ZNWAB continued to be exercisable through May 2, 2017 (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

As of May 2, 2017, any outstanding ZNWAB warrants expired.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which stockholders and interested investors could purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. The warrant has the symbol “ZNWAE.” On January 30, 2017, the Company extended the Unit Program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program continued as under Amendment No. 7, but with a revised time period. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 applied. The Company’s Unit Program began on November 1, 2016 and was scheduled to terminate January 31, 2017, but was extended until March 31, 2017, when it terminated.

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

On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three (3) year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

On May 22, 2017, the Company launched a new unit offering (the "New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The Company’s new unit program began on May 22, 2017 and terminated on July 12, 2017. This new Unit Option Program enabled participants to purchase Units of the Company's securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional twenty five (25) shares of Common Stock. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant has the symbol “ZNWAF.”

All ZNWAF warrants will first become exercisable on August 14, 2017, which is the first trading day after the 31st day following the Unit Option Termination Date (i.e., on July 12, 2017) and continue to be exercisable through August 14, 2020 (3 years) at a per share exercise price of $1.00. If the Common Stock of the Company trades above $5.00 per share as the closing price for fifteen (15) consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to provide a Notice to warrant holders of an early termination of the warrant within sixty (60) days of the Notice.

As of June 30, 2017, the number of outstanding warrants for each warrant issue is shown below:

Warrant	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF
Exercise Price/Warrant	$2.00	$1.00	$1.00	$1.00	$1.00
Outstanding/Exercisable Warrants as of June 30, 2017	1,561,595	300,912	316,637	3,706,361	163,450

For the six months ended June 30, 2017, approximately $8,539,000 was raised under the DSPP program

The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through June 30, 2017 is approximately $21,564,000.

E. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017– July 2017	1.00	August 14, 2020

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2017	December 31, 2016
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	6,219	1,770
Capitalized salary costs	1,890	1,579
Legal costs, license fees and other preparation costs	3,276	3,018
Other costs	70	30
	11,455	6,397

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

During the six months ended June 30, 2017, the Company recorded approximately $14,000 in amortization expense related to the deferred financing costs, and approximately $123,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average Zion stock price of $1.196 was determined based on the 30 trading days prior to the record date of April 18, 2017. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 289,213 shares to the accounts of its bondholders.

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

Beginning May 3, 2018, the Company is entitled to redeem for cash the outstanding Notes at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes due May 2021, which means that the Company is not required to periodically redeem or retire the Notes.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 5 - Senior Convertible Bonds (cont’d)

Through the six months ended June 30, 2017, approximately 484 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 21,000 shares of its Common Stock during the same period.

	June 30, 2017	December 31, 2016
	US$	US$

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844,000	$1,844,000
Debt discount amortization, net	$236,000	$113,000
Bonds converted to shares	$(61,000)	$(13,000)
Offering cost, net	$(104,000)	$(118,000)
10% senior Convertible bonds – Long Term Liability	$1,915,000	$1,826,000

The Company recognized $171,000 and $231,000 in interest expense for the six months ended June 30, 2017, and for the year ended December 31, 2016, respectively, related to the Notes, payable for the first time and in arrears on May 2, 2017. On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Derivative Liability (cont’d)

As of June 30, 2017, the Company’s liabilities that are measured at fair value are as follows:

	June 30, 2017		December 31, 2016
	Level 3	Total	Level 3	Total
	US$		US$
Fair value of derivative liability at June 30, 2017	$3,475,000	$3,475,000	$895,000	$895,000

Change in value of derivative liability during 2017 are as follows:

US$

Derivative liability fair value at December 31, 2016	895,000
Loss on derivative liability	2,580,000
Derivative liability fair value at June 30, 2017	3,475,000

The following table presents the assumptions that were used for the model as of June 30, 2017:

	June 30, 2017	December 31, 2016
Convertible Option Fair Value of approximately	$3,475,000	$895,000
Annual Risk-free Rate	1.75%	1.86%
Volatility	51.89%	57.56%
Expected Term (years)	3.84	4.34
Convertible Notes Face Value	$3,048,700	$3,457,100
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$3.43	$1.37

During the six months ended June 30, 2017, the Company recorded a loss of approximately $2,580,000 (net) within the Statements of Operations line item, (loss) gain on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

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

A capital lease asset and a capital lease obligation were recognized in the Company's balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $68,000 as of June 30, 2017. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years. As of June 30, 2017, the accumulated depreciation of the capital lease asset amounted to approximately $3,000.

At June 30, 2017, future minimum payments due under capital lease were:

US$ thousands

2017	7
2018	13
2019	13
2020	32
Less: portion representing imputed interest	(12)
Capital lease obligations	53

The Financial Accounting Standards Board (“FASB”) has been contemplating changes that impact capital leases. Any final changes resulting from the FASB are not expected to have a material impact on Zion’s financial statements as it relates to the capital lease described above.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Commitments and Contingencies (cont’d)

D. Bank Guarantees

As of June 30, 2017, the Company provided bank guarantees to various governmental bodies (approximately $1,803,000) and others (approximately $85,000) with respect to its drilling operation in an aggregate amount of approximately $1,888,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

Note 8 - Subsequent Events

Between July 1, 2017 through July 31, 2017, approximately $6,650,000 was raised through the Company’s DSPP Program, including its most recent New Unit Program which terminated on July 12, 2017, as well as the exercise of outstanding warrants (ZNWAA, ZNWAC, ZNWAD, and ZNWAE) into Common Stock.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of over 17 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”), currently trades on the NASDAQ Global Market under the symbol “ZN.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company executed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 location. The site was completed in early March, 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the Megiddo-Jezreel #1 (“MJ #1) well was spud on June 5, 2017 and continues to drill as of the date of this report.

Depending on the results of the MJ#1 exploratory well and having adequate cash resources, multiple wells could be drilled from this pad site, as several subsurface geologic targets can be reached using directional well trajectories.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of July, 2017.

The Megiddo-Jezreel License was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL (~99,000 acres) is onshore, south and west of the Sea of Galilee.

On October 6, 2016, Zion entered into a drilling contract with S.A. DAFLOG S.R.L., an Israeli-registered affiliate of DAFORA S.A. DAFORA is the largest drilling company in Romania and has drilled over 1,000 wells in Romania, Eastern Europe and East Africa. Zion is using DAFORA’s F-400 drilling rig which has a 3,000 HP capacity drawworks capable of drilling to over 7,000 meters (approximately 23,000 feet). This provides sufficient horsepower and safety factor to drill our planned well with a target depth of up to 4,500 meters (approximately 15,000 feet).

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

The MJ #1 well was spud on June 5, 2017 and is currently drilling. As of the date of this report, the Company has cash resources to drill the well to the planned total depth of 4,500 meters (approximately 15,000 feet) and perform its completion services.

Zion’s Former Asher-Menashe and Joseph Licenses

Zion has plugged all of its previous exploratory wells on its former Asher-Menashe and Joseph License areas, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials. We continue to make significant progress toward fully abandoning all these sites.

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

Capital Resources Highlights

As of the date of this report, Zion has adequate funds to finance the drilling and completion of our MJ #1 exploratory well and maintain orderly operations through January 2018. To date, we have funded our operations through the issuance of our securities and convertible debt. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities) or have positive operational income in order to finance our exploration activities beyond January 2018. No assurance can be provided that we will be successful in raising the needed equity or obtaining positive operational income on terms favorable to us (or at all).

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

The warrants became first exercisable on May 2, 2016 and, in the case of ZNWAB continued to be exercisable through May 2, 2017 (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

As of May 2, 2017, any outstanding ZNWAB warrants expired.

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which stockholders and interested investors could purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. The warrant has the symbol “ZNWAE.” On January 30, 2017, the Company extended the Unit Program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program continued as under Amendment No. 7, but with a revised time period. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 applied. The Company’s Unit Program began on November 1, 2016 and was scheduled to terminate January 31, 2017, but was extended until March 31, 2017, when it terminated.

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

On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three (3) year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

On May 22, 2017, the Company launched a new unit offering (the "New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase through the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The Company’s New Unit Program began on May 22, 2017 and terminated on July 12, 2017. This New Unit Program enabled participants to purchase Units of the Company's securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional twenty five (25) shares of Common Stock. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant has the symbol “ZNWAF.”

All ZNWAF warrants will first become exercisable on August 14, 2017, which is the first trading day after the 31st day following the unit option termination date (i.e., on July 12, 2017) and continue to be exercisable through August 14, 2020 (3 years) at a per share exercise price of $1.00. If the Common Stock of the Company trades above $5.00 per share as the closing price for fifteen (15) consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to provide a Notice to warrant holders of an early termination of the warrant within sixty (60) days of the Notice.

As of June 30, 2017, the number of outstanding warrants for each warrant issue is shown below:

Warrant	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF
Exercise Price/Warrant	$2.00	$1.00	$1.00	$1.00	$1.00
Outstanding/Exercisable Warrants as of June 30, 2017	1,561,595	300,912	316,637	3,706,361	163,450

For the six months ended June 30, 2017, approximately $8,539,000 was raised under the DSPP program

The total amount of funds received from the DSPP, including the exercise of warrants, from the inception date through June 30, 2017 is approximately $21,564,000.

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017– July 2017	1.00	August 14, 2020

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

During the six months ended June 30, 2017, the Company recorded approximately $14,000 in amortization expense related to the deferred financing costs, and approximately $123,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average Zion stock price of $1.196 was determined based on the 30 trading days prior to the record date of April 18, 2017. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 289,213 shares to the accounts of its bondholders.

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

 Beginning May 3, 2018, the Company is entitled to redeem for cash the outstanding Notes at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes due May 2021, which means that the Company is not required to periodically redeem or retire the Notes.

Through the six months ended June 30, 2017, approximately 484 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 21,000 shares of its Common Stock during the same period.

For the six months ended June 30, 2017, and for the year ended December 31, 2016, the Company recognized interest expense of approximately $171,000 and $231,000, respectively, related to the Notes, payable for the first time and in arrears on May 2, 2017.

On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind.

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

The total net book value of our unproved oil and gas properties under the full cost method was $11,455,000 at June 30, 2017.

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

RESULTS OF OPERATIONS

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,233	3,260	4,080	4,432
Other	774	614	1,450	1,005
Subtotal Operating costs and expenses	2,007	3,874	5,530	5,437

Loss (gain) on derivative liability	2,853	(502)	2,580	(502)

Other expense, net	111	98	236	87

Net loss	4,971	3,470	8,346	5,022

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2017 were $2,007,000 and $5,530,000, respectively, compared to $3,874,000 and $5,437,000 for the three and six months ended June 30, 2016. The decrease in operating costs and expenses during the three months ended June 30, 2017 compared to the corresponding period in 2016 is primarily attributable to a decrease in general and administrative expenses driven by the non-cash expenses associated with stock option grants, offset by an increase in other expenses. The increase in operating costs and expenses during the six months ended June 30, 2017 compared to the corresponding period in 2016 is immaterial.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2017 were $1,233,000 and $4,080,000, respectively, compared to $3,260,000 and $4,432,000 for the three and six months ended June 30, 2016. The decrease in general and administrative expenses during each of the three and six months ended June 30, 2017 compared to the corresponding periods in 2016 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants during 2016.

Other expenses. Other expenses during the three and six months ended June 30, 2017 were $774,000 and $1,450,000, respectively, compared to $614,000 and $1,005,000 for the three and six months ended June 30, 2016. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the three and six months ended June 30, 2017 compared to the corresponding period in 2016 is primarily attributable to higher marketing expenses. During 2017, Zion increased its spending on Facebook which in turn increased the numbers of new Zion followers. Requests for Zion marketing packs increased which caused an increase in postage expenses.

Other expense, net. Other expense, net for the three and six months ended June 30, 2017 were $111,000 and $236,000, respectively, compared to $98,000 and $87,000 for the three and six months ended June 30, 2016. The increase in other expense, net during each of the three and six months ended June 30, 2017 compared to the corresponding period in 2016 is primarily attributable to interest expense associated with our convertible bonds recorded during 2017.

Net Loss. Net loss for the three and six months ended June 30, 2017 was $4,971,000 and $8,346,000, respectively, compared to $3,470,000 and $5,022,000 for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the issuance of convertible debt, as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the six months ended June 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2017, we had approximately $3,828,000 in cash and cash equivalents compared to $3,192,000 at December 31, 2016, which does not include any restricted funds (see below). Our working capital (current assets minus current liabilities) was $1,196,000 at June 30, 2017 and $3,025,000 at December 31, 2016.

As of June 30, 2017, we provided bank guarantees required by various governmental bodies (approximately $1,803,000) and others (approximately $85,000) with respect to our planned exploratory drilling operations in the aggregate amount of approximately $1,888,000. The (cash) funds securing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as fixed short- term bank deposits – restricted.

During the six months ended June 30, 2017, cash used in operating activities totaled $4,206,000. Cash provided by financing activities during the six months ended June 30, 2017 was $8,535,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $3,693,000 for the six months ended June 30, 2017.

We expect to incur additional significant expenditures to further our exploration program. We estimate that, when we are not actively drilling a well, our expenditures are approximately $530,000 per month excluding exploratory operational activities. However, when we become engaged in active drilling operations, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP and/or proceeds from the exercise of warrants (ZNWAA, ZNWAC, ZNWAD, ZNWAE, and ZNWAF (beginning August 14, 2017)), will be sufficient to finance our plan of operations through January 2018. However, as of the date of this report, while we have more than enough cash on hand to drill and perform completion testing on the MJL exploratory well, we would need to raise additional capital to fund our activities beyond January 2018, including drilling any future exploratory wells.

There are factors that can adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in our exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in our existing license area or plugging and abandonment activities.

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through June 30, 2017.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 31, 2016 and 2015 to June 30, 2017, the USD has fluctuated by approximately (9.1%) and (10.4%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2017, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $5,920,000.  The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2017 was approximately 0.10%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2017, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2017, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 11, 2017	Date:	August 11, 2017

