Form 10-Q
period 2017-09-30
ZION OIL & GAS INC
filed 2017-11-09
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2017; or

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

As of October 31, 2017, Zion Oil & Gas, Inc. had outstanding 53,195,651 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	September 30, 2017	December 31, 2016
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	5,367	3,192
Fixed short term bank deposits – restricted	2,047	1,295
Prepaid expenses and other	206	347
Other deposits	530	—
Other receivables	1,542	144
Total current assets	9,692	4,978

Unproved oil and gas properties, full cost method (see Note 4)	16,891	6,397

Property and equipment at cost
Net of accumulated depreciation of $440 and $442	191	113

Other assets
Fixed short term bank deposits – restricted	37	—
Assets held for severance benefits	212	162
Total other assets	249	162

Total assets	27,023	11,650

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,338	181
Asset retirement obligation	470	200
Derivative liability (see Note 6)	3,562	895
Accrued liabilities	1,548	677
Total current liabilities	7,918	1,953

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $97 and $118 and unamortized debt discount of $1,324 and $1,513 at September 30, 2017 and December 31, 2016 respectively (see Note 5)	1,941	1,826
Provision for severance pay	261	206
Obligation under capital lease, net of current maturities of $9 (see Note 7C)	42	—
Total long-term liabilities	2,244	2,032

Total liabilities	10,162	3,985

Commitments and contingencies (see Note 7)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at September 30, 2017: Issued and outstanding: 52,519,113 and 42,577,541 shares at September 30, 2017 and December 31, 2016 respectively	525	426
Additional paid-in capital	176,759	157,854
Accumulated deficit	(160,423)	(150,615)
Total stockholders’ equity	16,861	7,665

Total liabilities and stockholders’ equity	27,023	11,650

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	930	1,065	5,010	5,497
Other	477	641	1,927	1,646
Loss from operations	(1,407)	(1,706)	(6,937)	(7,143)

Other income (expense), net
(Loss), gain on derivative liability	(87)	81	(2,667)	583
Other income, net	-	43	10	43
Foreign exchange (loss), gain	(10)	1	100	12
Financial income (expenses), net	42	(143)	(314)	(241)

Loss before income taxes	(1,462)	(1,724)	(9,808)	(6,746)
Income taxes	-	-	-	-

Net loss	(1,462)	(1,724)	(9,808)	(6,746)

Net loss per share of common stock - basic and diluted (in US$)	(0.03)	(0.04)	(0.20)	(0.17)

Weighted-average shares outstanding - basic and diluted (in thousands)	53,382	42,096	50,252	40,777

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2016	42,578	426	157,854	(150,615)	7,665
Value of bonds converted to shares	42	*	146	—	146
Funds received from option exercises	1,658	17	533	—	550
Funds received from sale of DSPP units and shares	7,952	79	15,274	—	15,353
Bond interest paid in shares	289	3	343	—	346
Value of options granted to employees, directors and others as non-cash compensation	—	—	2,609	—	2,609
Net loss	—	—	—	(9,808)	(9,808)
Balances as of September 30, 2017	52,519	525	176,759	(160,423)	16,861

* Less than one thousand

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2017	2016
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(9,808)	(6,746)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	35	46
Capital gain on sale of property and equipment	(10)	(43)
Cost of options issued to employees, directors and others as non-cash compensation	2,418	2,732
Interest on short term bank deposits	(44)	(13)
Amortization of debt discount related to convertible bonds	262	217
Change in derivative liability	2,667	(583)
Change in assets and liabilities, net:
Change in other deposits	(530)	-
Prepaid expenses and other	141	208
Change in other receivables	(1,398)	216
Severance pay, net	5	31
Accounts payable	(155)	(90)
Accrued liabilities	(90)	(497)
Asset retirement obligation	-	(4)
Net cash used in operating activities	(6,507)	(4,526)

Cash flows from investing activities
Investment in short term bank deposits	(708)	31
Investment in long term bank deposits	(37)	-
Acquisition of property and equipment	(46)	(21)
Proceeds from sale of property and equipment	14	44
Investment in unproved oil and gas properties	(6,424)	(856)
Net cash used in investing activities	(7,201)	(802)

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	-	3,470
Repayments of capital loan	(20)	-
Deferred offering cost	-	(85)
Proceeds from sale of stock and exercise of options	15,903	2,814
Net cash provided by financing activities	15,883	6,199

Net increase in cash and cash equivalents	2,175	871
Cash and cash equivalents – beginning of period	3,192	2,871
Cash and cash equivalents – end of period	5,367	3,742

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	191	213
Debt discount related to the derivative liability	-	1,626
Unpaid investments in oil & gas properties	3,621	17
Convertible Bond interest paid in shares	346	-
Capitalized convertible bond interest attributed to Oil & Gas properties	258	-
10% Senior Convertible Bonds converted to shares	146	12
Acquisition of property and equipment under capital lease	71	-
Deferred offering cost	-	136

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations and Basis of Presentation

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 17 years of oil & gas exploration in Israel. As of September 30, 2017, the Company had no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company signed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 (“MJ #1”) location. The site was completed in early March 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the MJ #1 exploratory well was spud on June 5, 2017, well ahead of the June 30, 2017 deadline under the terms of the current license. The MJ #1 well is currently at a depth of 3,342 meters (10,965 feet) as of October 31, 2017 with a planned total depth of up to 4,500 meters (14,765 feet).

Depending on the results of the currently drilling MJ #1 well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets are reachable using directional well trajectories.

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

On October 30, 2017, Zion submitted a license extension request to the Petroleum Commissioner for a three-year extension of the MJL through December 2, 2020 with the following key license terms:

No.	Activity Description	To be carried out by:
1	Submit final report on the results of drilling	31 May 2018
2	Submit a plan for continued work in the license area	30 June 2018

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

As previously disclosed, the Company needed authorization from the Israel land Authority (the “ILA”), the formal lessor of the land to Kibbutz Sde Eliyahu, on whose property the drilling pad is currently situated, to access and utilize the drill site (“surface use agreement”). The Company received this authorization on July 4, 2016. This was preceded by the Company’s May 15, 2016 signed agreement with the kibbutz. On January 11, 2017, an agreement was signed by the Company and the ILA by which the land usage permission agreement was extended up to and including December 3, 2017.

Upon the Petroleum Commissioner’s approval of the MJL extension request, the Company will seek from the ILA a one-year extension of the surface use agreement to December 3, 2018.

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

B. Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017 or for any other subsequent interim period.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Basis of Presentation (cont’d)

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2017, the Company incurred a net loss of approximately $9.8 million and had an accumulated deficit of approximately $160.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To carry out planned operations, the Company must raise additional funds through additional equity and/or debt issuances or through profitable operations. There can be no assurance that this capital or positive operational income will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See also Note 7).

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,059,091 and 5,915,442 Common Stock equivalents in the nine-month period ended September 30, 2017 and 2016 respectively, would be anti-dilutive.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

C. Oil and Gas Properties and Impairment

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and accrued interest on convertible debt, are capitalized.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $16,891,000 and $6,397,000 as of September 30, 2017, and December 31, 2016, respectively. The September 30, 2017 value is significantly higher than the December 31, 2016 value as a result of the Company’s drilling activities since June 5, 2017.

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

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the nine months ended September 30, 2017, the Company granted the following non-qualified options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (taxable on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to a senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through December 31, 2026. The fair value of the options at the date of grant amounted to approximately $34,000.

ii.	Options to purchase 1,555,000 shares of Common Stock to 23 senior officers, staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 1, 2027. The fair value of the options at the date of grant amounted to approximately $2,116,000.

iii.	Options to purchase 35,000 shares of Common Stock to two senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $48,000.

iv.	Options to purchase 20,000 shares of Common Stock to a consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 11, 2027. The fair value of the options at the date of grant amounted to approximately $27,000.

v.	Options to purchase 90,000 shares of Common Stock to five staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 17, 2027. The fair value of the options at the date of grant amounted to approximately $104,000.

vi.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2027. The fair value of the options at the date of grant amounted to approximately $35,000.

B. 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2017, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

i.	Options to purchase 25,000 shares of Common Stock to a new board member at an exercise price of $1.33 per share. The options vested upon grant and are exercisable through May 1, 2023. The fair value of the options at the date of grant amounted to approximately $10,000.

ii.	Options to purchase 400,000 shares of Common Stock to eight board members at an exercise price of $1.75 per share. The options vested upon grant and are exercisable through June 6, 2023. The fair value of the options at the date of grant amounted to approximately $235,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2017 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2016	4,166,943	1.58

Changes during 2017 to:
Granted to employees, officers, directors and others *	2,160,000	0.35
Expired/Cancelled/Forfeited	(210,000)	2.12
Exercised	(1,657,500)	0.33
Outstanding, September 30, 2017	4,459,443	1.42
Exercisable, September 30, 2017	4,459,443	1.42

* The receipt of a non-qualified stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service, but the grantee who later chooses to exercise stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of September 30, 2017:

Shares underlying outstanding options (fully vested)
Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$
0.01	15,000	6.12	0.01
0.01	15,000	6.50	0.01
0.01	5,000	6.70	0.01
0.01	4,500	7.55	0.01
0.01	15,000	7.85	0.01
0.01	10,000	8.01	0.01
0.01	25,000	8.25	0.01
0.01	355,000	8.67	0.01
0.01	585,000	9.25	0.01
0.01	10,000	9.26	0.01
0.01	80,000	9.54	0.01
0.01	10,000	9.92	0.01
1.33	25,000	5.58	1.33
1.38	108,000	3.26	1.38
1.38	123,057	7.26	1.38
1.55	400,000	4.68	1.55
1.67	390,000	3.01	1.67
1.67	458,886	7.01	1.67
1.70	120,000	1.22	1.70
1.70	298,500	5.22	1.70
1.73	25,000	1.28	1.73
1.75	400,000	5.77	1.75
1.86	25,000	1.18	1.86
1.87	25,000	4.34	1.87
1.95	25,000	2.51	1.95
1.96	25,000	1.93	1.96
2.03	25,000	3.59	2.03
2.28	25,000	1.78	2.28
2.61	150,000	0.18	2.61
2.61	681,500	4.18	2.61
0.01-2.61	4,459,443		1.42

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2017	2016
Weighted-average fair value of underlying stock at grant date	$1.42	$1.56
Dividend yields	—	—
Expected volatility	45%-69%	57%-69%
Risk-free interest rates	1.45%-1.94%	0.94%-1.76%
Expected lives (in years)	3.00-5.00	3.00-5.50
Weighted-average grant date fair value	$1.20	$1.27

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

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the nine months ended September 30,
2017	2016
US$	US$
2,399,000	2,621,000

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

For the nine months ended September 30,
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

On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the participant the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants series has different expiration dates that have been extended.

The warrants became first exercisable on May 2, 2016 and, in the case of ZNWAB continued to be exercisable through May 2, 2017 (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

As of May 2, 2017, any outstanding ZNWAB warrants expired.

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which participants could purchase units comprised of seven shares of Common Stock and seven Common Stock purchase warrants, at a per unit purchase price of $10. The warrant has the symbol “ZNWAE.” On January 30, 2017, the Company extended the Unit Program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program continued as under Amendment No. 7, but with a revised time period. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 applied. The Company’s Unit Program began on November 1, 2016 and was scheduled to terminate January 31, 2017, but was extended until March 31, 2017, when it terminated.

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

On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

On May 22, 2017, the Company launched a new unit offering (the "New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The Company’s new unit program began on May 22, 2017 and terminated on July 12, 2017. This new Unit Option Program enabled participants to purchase Units of the Company's securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock. Each warrant affords the participant the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant has the symbol “ZNWAF.”

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

All ZNWAF warrants became exercisable on August 14, 2017, which is the first trading day after the 31st day following the Unit Option Termination Date (i.e., on July 12, 2017) and continue to be exercisable through August 14, 2020 (3 years) at a per share exercise price of $1.00. If the Common Stock of the Company trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to provide a Notice to warrant holders of an early termination of the warrant within sixty (60 days of the Notice.

As of September 30, 2017, the number of outstanding warrants for each warrant issue is shown below:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	Total
Outstanding warrants, December 31, 2016	1,567,155	313,554	344,728	347,840	803,376	0	3,376,653
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020
Warrants Issued during 2017					3,262,742	683,865	3,946,607
Warrants Exercised into ZN shares, during 2017	(27,852)	(206,737)	(63,020)	(48,597)	(983,024)	(158,065)	(1,487,295)
Warrants Expired		(106,817)					(106,817)
Outstanding warrants, September 30, 2017	1,539,303	0	281,708	299,243	3,083,094	525,800	5,729,148

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	Total
Outstanding warrants, June 30, 2017	1,561,595	0	300,912	316,637	3,706,361	163,450	6,048,955
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020
Warrants Issued during 2017						520,415	520,415
Warrants Exercised into ZN shares, during 2017	(22,292)	0	(19,204)	(17,394)	(623,267)	(158,065)	(840,222)
Warrants Expired							0
Outstanding warrants, September 30, 2017	1,539,303	0	281,708	299,243	3,083,094	525,800	5,729,148

An Amendment No. 2 to the Prospectus Supplement (as described below) was filed on October 12, 2017.

Under Amendment No. 2, the Company’s latest Unit Option Program began on October 16, 2017 and is scheduled to terminate on December 6, 2017. This latest Unit Option Program enables participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional 15 shares of Common Stock. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant shall have the symbol “ZNWAG.”

The warrants will become exercisable on January 8, 2018, which is the first trading day after the 31st day following the Unit Option Termination Date (i.e., on December 6, 2017) and continue to be exercisable through January 8, 2021 (3 years) at a per share exercise price of $1.00

For the nine months ended September 30, 2017, approximately $15,353,000 was raised under the DSPP program.

E. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017 – July 2017	1.00	August 14, 2020
ZNWAG Warrants	October 2017 – December 2017	1.00	January 8, 2021

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2017	December 31, 2016
	US$ thousands	US$ thousands

Excluded from amortization base:
Inventory, and other operational related costs	10,731	1,770
Capitalized salary costs	1,936	1,579
Capitalized interest costs	258	-
Legal costs, license fees and other preparation costs	3,838	3,018
Other costs	128	30
	16,891	6,397

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

During the nine months ended September 30, 2017, the Company recorded approximately $21,000 in amortization expense related to the deferred financing costs, and approximately $189,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Through the nine months ended September 30, 2017, approximately 954 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 42,000 shares of its Common Stock during the same period.

	September 30, 2017	December 31, 2016
	US$	US$

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844,000	$1,844,000
Debt discount amortization, net	$302,000	$113,000
Bonds converted to shares	$(108,000)	$(13,000)
Offering cost, net	$(97,000)	$(118,000)
10% senior Convertible bonds – Long Term Liability	$1,941,000	$1,826,000

The Company recognized $258,000 in capitalized interest for the nine months ended September 30, 2017. The Company recognized $231, 000 as interest expense for the year ended December 31, 2016. On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Derivative Liability (cont’d)

As of September 30, 2017, the Company’s liabilities that are measured at fair value are as follows:

	September 30, 2017		December 31, 2016
	Level 3	Total	Level 3	Total
	US$		US$
Fair value of derivative liability at September 30, 2017	$3,562,000	$3,562,000	$895,000	$895,000

Change in value of derivative liability during 2017 are as follows:

US$

Derivative liability fair value at December 31, 2016	895,000
Loss on derivative liability	2,667,000
Derivative liability fair value at September 30, 2017	3,562,000

The following table presents the assumptions that were used for the model as of September 30, 2017:

	September 30, 2017	December 31, 2016
Convertible Option Fair Value of approximately	$3,562,000	$895,000
Annual Risk-free Rate	1.73%	1.86%
Volatility	64.34%	57.56%
Expected Term (years)	3.59	4.34
Convertible Notes Face Value	$3,361,700	$3,457,100
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$3.41	$1.37

During the nine months ended September 30, 2017, the Company recorded a loss of approximately $2,667,000 (net) within the Statements of Operations line item, (loss) gain on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

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

A capital lease asset and a capital lease obligation were recognized in the Company's balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $66,000 as of September 30, 2017. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years. As of September 30, 2017, the accumulated depreciation of the capital lease asset amounted to approximately $5,000.

At September 30, 2017, future minimum payments due under capital lease were:

US$ thousands

2017	5
2018	13
2019	13
2020	32
Less: portion representing imputed interest	(12)
Capital lease obligations	51

The Financial Accounting Standards Board (“FASB”) has been contemplating changes that impact capital leases. Any final changes resulting from the FASB are not expected to have a material impact on Zion’s financial statements as it relates to the capital lease described above.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Commitments and Contingencies (cont’d)

D. Bank Guarantees

As of September 30, 2017, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,825,000) and others (approximately $84,000) with respect to its drilling operation in an aggregate amount of approximately $1,909,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

Note 8 - Subsequent Events

(i)	On October 2, 2017, the Company granted options under the 2011 Equity Incentive Plan to one employee to purchase 30,000 shares of Common Stock at an exercise price of $.01 per share. These options have vesting schedules of 10,000 shares on each of December 31, 2017, June 30, 2018 and June 30, 2019, respectively. The options are exercisable through October 2, 2027. The fair value of the options at the date of grant amounted to approximately $101,000.

(ii)	On October 2, 2017, the Company granted options under the 2011 Equity Incentive Plan to one consultant to purchase 10,000 shares of Common Stock at an exercise price of $.01 per share. The options vested upon grant and are exercisable through October 2, 2027. The fair value of the options at the date of grant amounted to approximately $34,000.

(iii)

On October 25, 2017, the Company granted options under the 2011 Equity Incentive Plan to one consultant to purchase 12,500 shares of Common Stock at an exercise price of $.01 per share. The vesting of the aforementioned options occurs on December 31, 2017 provided that the consultant maintains his contractual agreement with the Company through December 31, 2017. If the consultant fails to honor his existing contractual relationship through December 31, 2017, the stock option grant will become null and void. The fair value of the options at the date of grant amounted to approximately $31,000.

(iv)	Between October 1, 2017 and October 31, 2017, approximately $1,775,000 was raised through the Company’s DSPP Program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to explore for and develop oil and natural gas resources successfully and economically;

●	the status of the drilling on our current exploratory well in the Megiddo-Jezreel license area;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	the quality of our license areas with regard to, among other things, the existence of reserves in economic quantities;

●	the likelihood of being granted new or revised petroleum exploration rights by Israeli authorities;

●	the availability of equipment, such as drilling rigs, oil transport trucks, and transportation pipelines and the cost thereof;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling and production;

●	our estimates of the timing and number of exploratory wells we expect to drill and other exploration activities and planned expenditures and the time frame within which they will be undertaken;

●	changes in our drilling plans and related budgets;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	demand for oil and natural gas, both locally in Israel, regionally, and globally.

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

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (“MJL”), comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company executed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 location. The site was completed in early March, 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the Megiddo-Jezreel #1 (“MJ #1) well was spud on June 5, 2017 and continues to drill as of the date of this report. The MJ #1 exploratory well is at a current depth of 3,342 meters as of October 17, 2017 with a planned total depth of up to 4,500 meters.

Depending on the results of the MJ #1 exploratory well and having adequate cash resources, multiple wells could be drilled from this pad site, as several subsurface geologic targets are reachable using directional well trajectories.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of October 2017.

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

The MJ #1 well was spud on June 5, 2017, is currently drilling, and as of October 31, 2017, is at a depth of 3,342 meters.

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

Capital Resources Highlights

To date, we have funded our operations through the issuance of our securities and convertible debt. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities) or have positive operational income in order to finance our continued exploration and well testing activities. No assurance can be provided that we will be successful in raising the needed equity or obtaining positive operational income on terms favorable to us (or at all).

The Dividend Reinvestment and Stock Purchase Plan

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which participants can purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended.

On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the participant the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants series have different expiration dates that have been extended.

The warrants became first exercisable on May 2, 2016 and, in the case of ZNWAB continued to be exercisable through May 2, 2017 (1 year), May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

As of May 2, 2017, any outstanding ZNWAB warrants expired.

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which participants could purchase units comprised of seven (7) shares of Common Stock and seven (7) Common Stock purchase warrants, at a per unit purchase price of $10. The warrant has the symbol “ZNWAE.” On January 30, 2017, the Company extended the Unit Program that was filed under Amendment No. 7, dated November 1, 2016. The Unit Program continued as under Amendment No. 7, but with a revised time period. Otherwise, the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 2 applied. The Company’s Unit Program began on November 1, 2016 and was scheduled to terminate January 31, 2017, but was extended until March 31, 2017, when it terminated.

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

On May 22, 2017, the Company launched a new unit offering (the "New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase through the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The Company’s New Unit Program began on May 22, 2017 and terminated on July 12, 2017. This New Unit Program enabled participants to purchase Units of the Company's securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional twenty five (25) shares of Common Stock. Each warrant affords the participant the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

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

As of September 30, 2017, the number of outstanding warrants for each warrant issue is shown below:

See the warrant walk forward below - YTD

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	Total
Outstanding warrants, December 31, 2016	1,567,155	313,554	344,728	347,840	803,376	0	3,376,653
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020
Warrants Issued during 2017					3,262,742	683,865	3,946,607
Warrants Exercised into ZN shares, during 2017	(27,852)	(206,737)	(63,020)	(48,597)	(983,024)	(158,065)	(1,487,295)
Warrants Expired		(106,817)					(106,817)
Outstanding warrants, September 30, 2017	1,539,303	0	281,708	299,243	3,083,094	525,800	5,729,148

See the warrant walk forward below – Current Quarter

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	Total
Outstanding warrants, June 30, 2017	1,561,595	0	300,912	316,637	3,706,361	163,450	6,048,955
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020
Warrants Issued during 2017						520,415	520,415
Warrants Exercised into ZN shares, during 2017	(22,292)	0	(19,204)	(17,394)	(623,267)	(158,065)	(840,222)
Warrants Expired							0
Outstanding warrants, September 30, 2017	1,539,303	0	281,708	299,243	3,083,094	525,800	5,729,148

An Amendment No. 2 to the Prospectus Supplement (as described above) was filed on October 12, 2017.

Under Amendment No. 2, the Company’s Unit Option Program began on October 16, 2017 and is scheduled to terminate on December 6, 2017. The Unit Option Program enables participants to purchase Units of the Company where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifteen (15) shares of Common Stock. Each warrant affords the participant the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant shall have the symbol “ZNWAG.”

The warrants will become exercisable on January 8, 2018, which is the first trading day after the 31st day following the Unit Option Termination Date (i.e., on December 6, 2017) and continue to be exercisable through January 8, 2021 (3 years) at a per share exercise price of $1.00

For the nine months ended September 30, 2017, approximately $15,353,000 was raised under the DSPP program.

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017 – July 2017	1.00	August 14, 2020
ZNWAG Warrants	October 2017 – December 2017	1.00	January 8, 2021

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

During the nine months ended September 30, 2017, the Company recorded approximately $21,000 in amortization expense related to the deferred financing costs, and approximately $189,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Through the nine months ended September 30, 2017, approximately 954 convertible bonds of $100 each have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 42,000 shares of its Common Stock during the same period.

The Company recognized $258,000 in capitalized interest (to unproved oil and gas properties) for the nine months ended September 30, 2017. The Company recognized $231,000 in interest expense for the year ended December 31, 2016. Both of the above interest amounts were calculated based on our 10% convertible bonds which were issued on May 2, 2016.

On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind.

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be able to be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities. During the nine months ended September 30, 2017, the Company did not record any impairment of its Unproved Oil and Gas Properties.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance are included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

Impairment of Oil and Gas Properties

We follow the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs and accrued interest on convertible debt, are capitalized.

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

The total net book value of our unproved oil and gas properties under the full cost method was $16,891,000 at September 30, 2017.

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

RESULTS OF OPERATIONS

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	930	1,065	5,010	5,497
Other	477	641	1,927	1,646
Subtotal Operating costs and expenses	1,407	1,706	6,937	7,143

Loss (gain) on derivative liability	87	(81)	2,667	(583)

Other (income) expense, net	(32)	99	204	186

Net loss	1,462	1,724	9,808	6,746

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2017 were $1,407,000 and $6,937,000, respectively, compared to $1,706,000 and $7,143,000 for the three and nine months ended September 30, 2016. The decrease in operating costs and expenses during each of the three and nine months ended September 30, 2017 compared to the corresponding period in 2016 is primarily attributable to a decrease in general and administrative expenses driven by the non-cash expenses associated with stock option grants, offset by an increase in other expenses.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2017 were $930,000 and $5,010,000, respectively, compared to $1,065,000 and $5,497,000 for the three and nine months ended September 30, 2016. The decrease in general and administrative expenses during each of the three and nine months ended September 30, 2017 compared to the corresponding periods in 2016 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants during 2016.

Other expenses. Other expenses during the three and nine months ended September 30, 2017 were $477,000 and $1,927,000, respectively, compared to $641,000 and $1,646,000 for the three and nine months ended September 30, 2016. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the nine months ended September 30, 2017 compared to the corresponding period in 2016 is primarily attributable to higher marketing expenses associated with the fulfillment of information packets sent to current and prospective investors. The decrease in other general and administrative expenses during the three months ended September 30, 2017 compared to the corresponding period in 2016 is primarily attributable to lower marketing expenses.

Other (income) expense, net. Other (income) expense, net for the three and nine months ended September 30, 2017 were ($32,000) and $204,000, respectively, compared to $99,000 and $186,000 for the three and nine months ended September 30, 2016. The increase in other expense, net during the nine months ended September 30, 2017 compared to the corresponding period in 2016 is primarily attributable to interest expense and finance expenses associated with our convertible bonds recorded during 2017. The decrease in other expense, net during the three months ended September 30, 2017 compared to the corresponding period in 2016 is primarily attributable to interest expense. Starting in 2017, Zion began capitalizing interest on its convertible bonds. Therefore, no interest has been capitalized during 2017. During 2016, however, Zion recorded approximately $87,000 in interest expense during the three months ended September 30, 2016 and approximately $144,000 during the nine months ended September 30, 2016.

Net Loss. Net loss for the three and nine months ended September 30, 2017 was $1,462,000 and $9,808,000, respectively, compared to $1,724,000 and $6,746,000 for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the issuance of convertible debt and from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the nine months ended September 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2017, we had approximately $5,367,000 in cash and cash equivalents compared to $3,192,000 at December 31, 2016, which does not include any restricted funds (see below). Our working capital (current assets minus current liabilities) was $1,774,000 at September 30, 2017 and $3,025,000 at December 31, 2016. The derivative liability at September 30, 2017 was $3,562,000 and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, was $5,336,000 at September 30, 2017 and $3,920,000 at December 31, 2016.

As of September 30, 2017, we provided bank guarantees required by various governmental bodies (approximately $1,825,000) and others (approximately $84,000) with respect to our planned exploratory drilling operations in the aggregate amount of approximately $1,909,000. The (cash) funds securing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in interest-bearing accounts and are reported on the Company’s balance sheets as fixed short- term bank deposits – restricted.

During the nine months ended September 30, 2017, cash used in operating activities totaled $6,507,000. Cash provided by financing activities during the nine months ended September 30, 2017 was $15,883,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $7,201,000 for the nine months ended September 30, 2017.

We expect to incur additional significant expenditures to further our exploration program. We estimate that, when we are not actively drilling a well, our expenditures are approximately $530,000 per month excluding exploratory operational activities. However, when we are engaged in active drilling operations, as we currently are drilling in the MJL license area, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change.

There are factors that can adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in our exploratory work (e.g., drilling and environmental permit acquisition costs, etc.) in our existing license area or plugging and abandonment activities.

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through September 30, 2017.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. Since December 31, 2016 and 2015 to September 30, 2017, the USD has fluctuated by approximately (8.2%) and (9.6%) respectively against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2017, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $7,414,000.  The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2017 was approximately 0.10%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2017, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2017, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 9, 2017	Date:	November 9, 2017