Form 10-K
period 2017-12-31
ZION OIL & GAS INC
filed 2018-03-12
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017, was approximately $164.5 million. This amount is based on the closing price of registrant’s common stock on the NASDAQ Global Market on that date.

The registrant had 56,925,311 shares of common stock, par value $0.01, outstanding as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2018 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2017 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	Our ability to raise sufficient capital to successfully test, complete and produce our current exploratory well if applicable and continue with exploratory efforts within our license area;

●	the going concern qualification in our financial statements;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which the drilling of our exploratory well and the exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

More specifically, our forward-looking statements include, among others, statements relating to our schedule, business plan, targets, estimates or results of our applications for new exploration rights and future exploration plans, including the number, timing and results of wells, the timing and risk involved in drilling follow-up wells, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical fact.

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

PART I

ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 18 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the NASDAQ Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company signed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 (“MJ #1”) location. The site was completed in early March 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Zion also successfully obtained three open-hole wireline log suites (including a formation image log). The well has also been cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. Following review of the open-hole logs, we will finalize the testing program, which is planned to commence in the second quarter of 2018. Zion has encountered movable oil and gas in the well’s drilling mud. However, as of the date of this report on Form 10-K, we are not able to confirm whether the well will be commercially productive and will not be able to do so until after testing and evaluating of the MJ#1 well is complete.

Depending on the final outcome and results of the currently active MJ#1 well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets can be reached using directional well trajectories.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of December, 2017.

Summary of Current and Former Company License Areas

Megiddo-Jezreel Petroleum License

The MJL was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to an aggregate maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee and the Company continues its exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In late November 2016, The State of Israel’s Petroleum Commissioner officially approved Zion’s drilling date and license extension request.

On October 30, 2017, Zion sought a multi-year extension to its existing license. After receiving feedback from Israel’s Petroleum Commissioner, Zion submitted a revised extension request on November 9, 2017. On November 20, 2017, Israel’s Petroleum Commissioner officially approved Zion’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019. The Company now remains subject to the following updated key license terms:

Number	Activity Description	Execution by:
1	Submit final report on the results of drilling	31 May 2018
2	Submit program for continuation of work under license	30 June 2018

Zion’s Former Jordan Valley, Asher-Menashe and Joseph Licenses

On March 29, 2015, the Energy Ministry formally approved the Company’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Company has plugged all of its exploratory wells (in the former Joseph and Asher-Menashe License areas) but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials (see note 10B).

Exploration Plans Going Forward

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company signed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 (“MJ #1”) location. The site was completed in early March 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Zion also successfully obtained three open-hole wireline log suites (including a formation image log). The well has also been cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. Following review of the open-hole logs, we will finalize the testing program, which is planned to commence in the second quarter of 2018. However, as of the date of this report on Form 10-K, we are not able to confirm whether the well will be commercially productive and will not be able to do so until after testing and evaluating the MJ#1 well in Q2 2018.

Depending on the final outcome and results of the currently active MJ #1 well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets are reachable using directional well trajectories.

We continue our exploration focus on our Megiddo-Jezreel License area as that area appears to possess the key geologic ingredients of an active petroleum system.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2015 and 2017:

	2017	2016	2015
	US$ (000)	US$ (000)	US$ (000)

Megiddo-Jezreel Valley License
Geological & Geophysical Operations	774	1,020	725
Equipment purchases	1,407	325	443
Location construction	1,054	89	--
Exploratory Drilling Operations	12,123	--

Asher-Menashe License (expired on June 9, 2014)
Geological & Geophysical Operations	--	--	15
Plug & Abandonment Operations	--	2	178

Joseph License (expired on October 10, 2013)
Plug & Abandonment Operations	--	2	77

Total	15,358	1,438	1,438

Employees & Contractors

As of December 31, 2017, we had 28 employees and contractors of whom all but six are on a full-time basis. Included in this number are certain contractors who provide services to Zion on an ongoing basis. Of the 28 total headcount, 18 work out of our Dallas office and 10 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

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

The oil and gas industry is cyclical, and from time to time there is a shortage of drilling rigs, equipment, supplies and qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies can vary greatly. If the unavailability or high cost of drilling and completion rigs, equipment, supplies or qualified personnel was particularly severe in the areas where we operate, we could be materially and adversely affected. We will continue to monitor the market and build service provider relationships in order to help mitigate concentration risk.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2017 and 2016, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a rate of 24%, effective January 1, 2017, and at a flat rate of 23%, effective January 1, 2018.

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

On December 28, 2017, the Energy Ministry issued new guidelines for the formal approval by the Commissioner of the discovery of a petroleum field capable of producing commercial quantities of petroleum. The guidelines detail the applicable petroleum discovery application requirements including submission of a conceptual field development plan.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $9,989,000 for the year ended December 31, 2017, $8,513,000 for the year ended December 31, 2016 and $7,306,000 for the year ended December 31, 2015. The audited financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

We expect to incur substantial expenditures in our exploration and development programs. Our existing cash balances will not be sufficient to satisfy our exploration and development plans going forward. We are considering various alternatives to remedy any future shortfall in capital. We may deem it necessary to raise capital through equity markets, debt markets or other financing arrangements, including participation arrangements that may be available. Because of the current absence of any oil and natural gas reserves and revenues in our license areas, there can be no assurance that our capital will be available on commercially acceptable terms (or at all) and if it is not, we may be forced to substantially curtail or cease exploration expenditures which could lead to our inability to meet all of our commitments.

Our financial statements do not reflect the adjustments or reclassifications of assets and liabilities that would be necessary if we are unable to continue as a going concern.

Our ongoing exploration and development efforts are subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations may severely impair our business.

After reaching total depth of 5,060 meters (approximately 16,600 feet) on the MJ#1 well on February 14, 2018, we plan to finalize our testing program which we must submit for approval to Israel’s Energy Ministry for their final approval. While Zion does not expect objections to the testing procedure, there is no assurance that we will ultimately be granted such final permission to test. See the discussion under “Energy Related Regulation — The Onshore Exploration Permitting Process in Israel;” “New Onshore Licensing Guidelines;” and “Israeli Governmental Regulations.”

For these reasons, although our testing program is currently planned to commence in the second quarter of 2018, we cannot provide full assurance that we will in fact be able to test our MJ#1 well in the desired or planned time-frame.

We require significant capital to realize our business plan.

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake testing and exploratory activities in our current license area through May 31, 2018. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $500,000 per month. However, when we are drilling or testing, as we are now, we estimate that there is an additional cost of approximately $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2016-2017 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

We incurred net losses of $9,989,000 for the year ended December 31, 2017, $8,513,000 for the year ended December 31, 2016, and $7,306,000 for the year ended December 31, 2015. We cannot provide any assurance that we will ever be profitable.

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

The price of oil has fallen precipitously since June 2014, when it was over $100 per barrel. During February 2016, the price of a barrel of oil dipped under $30 for the first time in 12 years but has increased since then to a level of approximately $60 per barrel.

While there is much analysis and speculation as to the cause of this fluctuation in the price and its predicted future course, there are many factors that contribute to the price of oil, none of which the Company controls. The oil price is also impacted by actual supply and demand, as well as by expectation. Demand for energy is closely related to economic activity which is compounded by key advances and innovation in exploration techniques in recent years. Significant geopolitical events such as heightened conflict in the Middle East and large scale terrorist activities can also impact the price of oil tremendously.

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

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 200,000,000 shares of common stock. As of 2018, there were 56,925,311 shares of our common stock issued and outstanding.

We have an effective shelf registration statement on Form S-3/A (File No. 333-216191) from which additional shares of our common stock and other securities can be issued. In addition, we may also issue additional shares of our common stock or securities convertible into or exchangeable for our common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future issuances of our common stock, or the perception that such issuances could occur, could have a material adverse effect on the price of our common stock. The former registration statement was declared effective by the SEC on March 27, 2014 and therefore, was effective until March 26, 2017 plus 180 days thereafter.

On February 23, 2017, the Company filed with the SEC a replacement shelf registration statement on Form S-3 (File No. 333-216191) to become effective in accordance with Section 8(a) of the Securities Act of 1933, as amended, or until the Registration Statement shall become effective on such date as the SEC, acting pursuant to said Section 8(a), may determine. From time to time, the Company may offer up to $102,350,000 of any combination of the securities described in this prospectus, in the form of common stock, debt securities, warrants, and/or units.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company signed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 (“MJ #1”) location. The site was completed in early March 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Zion also successfully obtained three open-hole wireline log suites (including a formation image log). The well has also been cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. Following review of the open-hole logs, we will finalize the testing program, which is planned to commence in the second quarter of 2018. Zion has encountered movable oil and gas in the well’s drilling mud. However, as of the date of this report on Form 10-K, we are not able to confirm whether the well will be commercially productive and will not be able to do so until after testing and evalating the MJ#1 well in Q2 2018.

The table below summarizes certain data for our license area for the year ended December 31, 2017:

Type of Right	Name	Area (Approx. Acres)	Working Interest	Expiration Date
License	Megiddo-Jezreel	98,842	100%	December 2, 2019	(1)(2)

(1)	After the initial primary term of three years, extendable through December 2, 2020, one year or more at a time at the commissioner’s discretion, subject to compliance with the terms of the license as may be amended.

(2)	Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

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

Office Properties

(i) On September 10, 2015, the Company signed a lease agreement with Hartman Income REIT Property Holdings, LLC (“Hartman”) for premises containing 7,276 square feet. The lease term is for 65 months from December 1, 2015 to April 30, 2021. Rent was abated for the first five months (December 2015 through April 2016). Beginning in May 2016 and through April 2017, rent was paid on a monthly basis in the base amount of $7,882 per month. Thereafter, from May 2017 through April 2018, rent is $8,186 per month; from May 2018 through April 2019, rent is $8,489 per month; from May 2019 through April 2020, rent is $8,792 per month; and from May 2020 through April 2021, rent is $9,095 per month. We are also obligated to pay our pro-rated portion of all taxes, utilities, and insurance during the lease term.

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent was paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent is to be paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent is to be paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent is to be paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent is to be paid monthly in the base amount of $10,967.50 per month.

(ii) On December 19, 2013, we signed a lease agreement with Caesarea Asset Edmond Benjamin de Rothschild (2001) Ltd, based in Israel, for new premises containing 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,900 per month at the exchange rate in effect on the date of this report) and is linked to an increase (but not a decrease) in the CPI. Zion is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, beginning March 2016, Zion may terminate the agreement upon three months’ notice, provided the Company secures a replacement lessee approved by the lessor at its discretion.

Zion has an option to renew the Israeli lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease and furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, we are authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2017, 2016 and 2015 were $302,000, $285,000 and $282,000, respectively.

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

None.

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

The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year	High	Low
2017:
First Quarter	$1.43	$1.12
Second Quarter	$3.53	$1.09
Third Quarter	$5.88	$2.68
Fourth Quarter	$3.39	$1.89

Fiscal Year	High	Low
2016:
First Quarter	$1.98	$1.52
Second Quarter	$1.83	$1.39
Third Quarter	$1.48	$1.29
Fourth Quarter	$1.43	$1.20

The closing per share stock price of our Common Stock on March 2, 2018 was $4.20.

Holders

As of February 28, 2018, there were approximately 15,000 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2014 and 2013 are derived from our audited financial statements not included in this report. All data is in thousands of USD, except share data:

	2017	2016	2015	2014	2013
Statement of Operations Data

Revenues	—	—	—	—	—

Operating costs and expenses:

General and administrative expenses	6,043	6,664	5,472	4,142	3,618

Other	2,744	2,227	1,790	2,541	2,216

Impairment of unproved oil and gas properties	—	—	—	—	3,289

Loss (gain) on derivative liability	971	(731)	—	—	—

Other expense (income), net	231	353	44	73	(46)

Net loss	(9,989)	(8,513)	(7,306)	(6,756)	(9,077)

Net loss per share of common stock	(0.19)	(0.21)	(0.20)	(0.19)	(0.27)

Balance Sheet Data

Cash and cash equivalents	6,892	3,192	2,871	5,344	10,414

Unproved oil and gas properties	21,695	6,397	5,022	3,891	2,446

Current liabilities	6,787	1,953	1,453	1,165	2,095

Total liabilities	9,108	3,985	1,702	1,360	2,272

Stockholders’ equity	24,440	7,665	8,730	10,520	12,667

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

Overview

Zion Oil and Gas is an oil and gas exploration company with a history of 18 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock currently trades on the NASDAQ Global Market under the symbol “ZN.”

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company signed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 (“MJ #1”) location. The site was completed in early March 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Zion also successfully obtained three open-hole wireline log suites (including a formation image log). The well has also been cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. Following review of the open-hole logs, we will finalize the testing program, which is planned in the second quarter of 2018. Zion has encountered movable oil and gas in the well’s drilling mud. However, as of the date of this report on Form 10-K, we are not able to confirm whether the well will be commercially productive and will not be able to do so until after testing and evaluating the MJ#1 well in Q2 2018.

The testing and completion of the well will be subject to raising the necessary capital of which no assurances can be provided. We will need to raise funds in order to continue with our ongoing exploration and development activities. To date, we have funded our operations through the issuance of our securities, and we anticipate we will continue to need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on favorable terms (or at all).

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

During the years 2017, 2016 and 2015, the Company did not record any non-cash impairment.

The total net book value of our unproved oil and gas properties under the full cost method is $21,695,000 at December 31, 2017.

Currency Utilized

Although our oil & gas properties and our principal operations are in Israel, we report all our transactions in United States dollars. Certain dollar amounts in the financial statements may represent the dollar equivalent of other currencies.

Valuation of Deferred Taxes

We record a valuation allowance to reduce our deferred tax asset to the amount that we believe is likely to be realized in the future.  In assessing the need for the valuation allowance, we have considered not only future taxable income but also feasible and prudent tax planning strategies. In the event that we were to determine that it would be likely that we would, in the future, realize our deferred tax assets in excess of the net recorded amount, an adjustment to the deferred tax asset would be made.  In the period that such a determination was made, the adjustment to the deferred tax asset would produce an increase in our net income.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long lived assets.

Fair Value Considerations

We follow ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. We use observable market data whenever available. We use Level 3 inputs in the Binomial Model used for the valuation of the derivative liability.

Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as liabilities during the term of the related Convertible Bonds.

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2017	2016	2015
Operating costs and expenses:

General and administrative expenses	6,043	6,664	5,472

Other	2,744	2,227	1,790

Subtotal Operating costs and expenses	8,787	8,891	7,262

Loss, (gain) on derivative liability	971	(731)	-

Other expense, net	231	353	44

Net loss	9,989	8,513	7,306

FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2017 were $8,787,000 compared to $8,891,000 for the year ended December 31, 2016. The slight decrease in operating costs and expenses during the year ended December 31, 2017 compared to 2016 is primarily attributable to a decrease in general and administrative expenses and offset by an increase in other expenses.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2017 were $6,043,000 compared to $6,664,000 for the year ended December 31, 2016. The decrease amounted to approximately $621,000 (9%) during the year ended December 31, 2017 and is primarily attributable to lower non-cash expenses recorded in connection with stock option grants during 2017.

Other expenses. Other expenses during the year ended December 31, 2017 were $2,744,000 compared to $2,227,000 for the year ended December 31, 2016. The 2017 increase amounted to approximately $517,000 (23%). Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The 2017 increase is primarily attributable to marketing expenses associated with investor relations activities.

Loss, (gain) on derivative liability. Loss, (gain) on derivative liability during the year ended December 31, 2017 was $971,000 compared to ($731,000) for the year ended December 31, 2016. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The Loss on derivative liability during the year ended December 31, 2017 compared to the gain on derivative liability during the year ended December 31, 2016 is primarily due to the increase in the share price of our common stock that occured during the year ended December 31, 2017.

Other expense, net. Other expense, net for the year ended December 31, 2017 was $231,000 compared to $353,000 for the year ended December 31, 2016. The decrease in Other expense, net during the year ended December 31, 2017 compared to 2016 is primarily attributable to interest expenses accrued on convertible bond. During the year ended December 31, 2017, Zion began capitalizing interest on its convertible bonds. Therefore, no interest has been capitalized during the year ended December 31, 2017. During the year ended December 31, 2016, however, Zion recorded approximately $231,000 in interest expense.

Net Loss. Net loss for the year ended December 31, 2017 was $9,989,000 compared to $8,513,000 for the year ended December 31, 2016.

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

Other expenses. Other expenses during the year ended December 31, 2016 were $2,227,000 compared to $1,790,000 for the year ended December 31, 2015. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the year ended December 31, 2016 compared to 2015 is primarily attributable to marketing and investor relations related expenses incurred during the year ended December 31, 2016.

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

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the year ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At December 31, 2017, we had approximately $6,892,000 in cash and cash equivalents compared to $3,192,000 at December 31, 2016.  Our working capital (current assets minus current liabilities) was $3,646,000 at December 31, 2017 and $3,025,000 at December 31, 2016.

As of December 31, 2017, we provided bank guarantees to various governmental bodies (approximately $1,913,000) and others (approximately $86,000) in respect of its drilling operation in the aggregate amount of approximately $1,999,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

During the year ended December 31, 2017, cash used in operating activities totaled $8,095,000. Cash provided by financing activities during the year ended December 31, 2017 was $23,523,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $11,728,000 for the year ended December 31, 2017.

We expect to incur additional significant expenditures to further our exploration and development programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations, through May 31, 2018.

We would need to raise funds in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required. No assurance can be provided that we will be able to raise the needed operating capital through our current Unit offering that is continuing through February 28, 2018.

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

On March 13, 2014 Zion filed a registration statement on Form S-3 that is part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

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

The warrants became first exercisable on May 2, 2016 and, in the case of ZNWAC through May 2, 2018 and in the case of ZNWAD through May 2, 2019, at a per share exercise price of $1.00.

As of May 2, 2017, any outstanding ZNWAB warrants expired.

On November 1, 2016, we launched a unit offering (the “Unit Program”) under our DSPP which continued through March 31, 2017 pursuant to which participants purchased units comprised of seven shares of Common Stock and seven Common Stock purchase warrants, at a per unit purchase price of $10. The warrant has the symbol “ZNWAE.”

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

On May 22, 2017, we launched a new unit offering (the "New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The new unit program began on May 22, 2017 and terminated on July 12, 2017. This new Unit Option Program enabled participants to purchase Units of the Company's securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock. Each warrant affords the participant the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant has the symbol “ZNWAF.”

All ZNWAF warrants became exercisable on August 14, 2017, which is the first trading day after the 31st day following the Unit Option Termination Date (i.e., on July 12, 2017) and continue to be exercisable through August 14, 2020 (3 years) at a per share exercise price of $1.00. If the Common Stock of the Company trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to provide a Notice to warrant holders of an early termination of the warrant within sixty 60 days of the Notice.

An Amendment No. 2 to the Prospectus Supplement (as described below) was filed on October 12, 2017.

Under Amendment No. 2, our most recent Unit Option Program began on October 16, 2017 and terminated on December 6, 2017. This latest Unit Option Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional 15 shares of Common Stock. Each warrant affords the investor or stockholder the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00.

The warrant has the symbol “ZNWAG.”

The warrants became exercisable on January 8, 2018, which is the first trading day after the 31st day following the Unit Option Termination Date (i.e., on December 6, 2017) and continue to be exercisable through January 8, 2021 (3 years) at a per share exercise price of $1.00.

For the year ended December 31, 2017, and 2016, approximately $22,994,000 and $4,338,000 were raised under the DSPP program, respectively.

The Warrants transactions since January 1, 2015 are shown in the table below:

Change during 2015 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	Total
Outstanding warrants, December 31, 2014	1,564,293							1,564,293
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020	1/8/2021
Change during 2015 to:
Issued	5,355	287,072	287,072	287,072				866,571
Exercised	(2,493)							(2,493)
Expired	0							0
Outstanding warrants, December 31, 2015	1,567,155	287,072	287,072	287,072	0	0	0	2,428,371

Change during 2016 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	Total
Outstanding warrants, December 31, 2015	1,567,155	287,072	287,072	287,072	0	0	0	2,428,371
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020	1/8/2021
Change during 2016 to:
Issued	0	95,180	95,180	95,180	803,376	0	0	1,088,916
Exercised	0	(68,698)	(37,524)	(34,412)	0	0	0	(140,634)
Expired	0	0	0	0	0	0	0	0
Outstanding warrants, December 31, 2016	1,567,155	313,554	344,728	347,840	803,376	0	0	3,376,653

Change during 2017 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	Total
Issued					3,262,742	683,865	414,300	4,360,907
Exercised	(42,538)	(206,737)	(69,576)	(53,506)	(1,037,999)	(223,634)		(1,633,990)
Expired		(106,817)						(106,817)
Outstanding warrants, December 31, 2017	1,524,617	0	275,152	294,334	3,028,119	460,231	414,300	5,996,753

Rights Offering Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

On October 21, 2015, we filed with the SEC a prospectus supplement for a rights offering. Under this rights offering, we distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes due May 2021”), to persons who owned shares of our Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100 per bond. Effective October 21, 2015, we executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

The offering was scheduled to terminate on January 15, 2016 but was extended to March 31, 2016. On March 31, 2016, the rights offering terminated.

On May 2, 2016, we issued approximately $3,470,000 aggregate principal amount of Notes due May 2021 in connection with the rights offering. We raised net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. These costs have been discounted as deferred offering costs.

12% Convertible Bonds Public Offering (May 31, 2016 - October 31, 2016)

On May 31, 2016, we filed with the SEC a Prospectus Supplement, as subsequently amended on June 22, 2016 and August 30, 2016, for an offering of Zion’s 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a "best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering was made available through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period was scheduled to continue through September 1, 2016. This conditional closing was subject to extension by the Company, in its sole discretion, for an additional 60-day period to which the Company elected, thereby extending the closing to November 1, 2016. All offering proceeds were deposited into an escrow account at Ocean First Bank, which acted as the escrow agent for the “best efforts” offering.

On November 1, 2016, the Company closed its public bond offering. The minimum aggregate amount of $2,500,000 was not reached as of the November 1, 2016 closing date. Ocean First Bank was duly authorized and effectively completed the prompt return of invested funds, without deduction, to the rightful owners.

In connection with the “best efforts” offering, we incurred and expensed of approximately $83,000 in deferred issuance costs, which primarily consisted of underwriter fees, legal and other professional service fees.

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2018	2019	2020	2021	Thereafter	Total
Exploration Related Commitments	4,100	—	—	—	—	4,100

Operating Leases	313	151	139	55	—	658

Convertible Bonds (a)	317	317	317	317		1,268

Employment Agreements	1,286	—	—	—	—	1,286

Total	6,016	468	456	372	—	7,312

(a)	Zion has the right to make this annual payment in ZN common shares (payment in kind)

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2017 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At December 31, 2017, and 2016 we reclassified $90,000 and $118,000, respectively, in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 7).

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2017 through December 31, 2017, the USD has fluctuated by approximately (9.8%) against the NIS. During the period January 1, 2016 through December 31, 2016, the USD has fluctuated by approximately (1.5%) against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2017, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $9,079,000.  The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2017 was approximately 0.13%.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or furnish to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2017.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2017, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all future conditions.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control over Financial Reporting, included in Item 8. Financial Statements and Supplementary Data.

The independent auditor’s attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting), included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2018 Proxy Statement”) for our 2018 annual meeting of stockholders. The 2018 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference the 2018 Proxy Statement for the 2018 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference the 2018 Proxy Statement for the 2018 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference the 2018 Proxy Statement for the 2018 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference the 2018 Proxy Statement for the 2018 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP

Balance Sheets as of December 31, 2017, and 2016.

Statements of Operations for the Years Ended December 31, 2017 and 2016.

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016.

Statements of Cash Flows for the Years Ended December 31, 2017 and 2016.

Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, Exhibit 3.1, and to the Company’s Form 8-K, filed with the SEC on June 11, 2015, Exhibit 3(i).1.)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 21, 2017)

4.1	Registration Statement on Form S-3 (File No. 333-216191) as amended, (incorporated by reference as filed with the SEC on February 23, 2017 and amended March 7, 2017)

4.2	Prospectus Supplement dated March 10, 2017, (incorporated by reference as filed with the SEC on March 10, 2017)

4.3	Prospectus Supplement dated July 6, 2015 (incorporated by reference as filed with the SEC on October 21, 2015)

4.4	Prospectus Supplement dated October 21, 2015, as amended, (incorporated by reference as filed with the SEC on October 21, 2015)

4.5	Original Indenture (incorporated by reference to the Company’s Form 8-A filed with the SEC on October 21, 2015 and to the Registrant’s Prospectus, Registration No. 333-193336, Exhibit 4.2 filed with the SEC on March 13, 2014)

4.6	Supplemental Indenture effective as of October 21, 2015 between Zion Oil & Gas, Inc., as Issuer, and American Stock Transfer & Trust Company, LLC, as Trustee, (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

4.7	Form T-1 Statement of Eligibility of Trustee for Indenture under the Trust Indenture Act of 1939 (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

10.1	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated November 13, 2013 and made effective January 1, 2014 between Zion Oil & Gas, Inc. and John Brown (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K as filed with the SEC on March 14, 2017)

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

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

Number	Description

10.4	Office Lease Agreement between Zion Oil & Gas, Inc., tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.5	Megiddo-Jezreel License, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

23.1*	Consent of MaloneBailey, LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

ITEM 16. FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 12, 2018		Date: March 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Victor G. Carrillo	Chief Executive Officer and Director	March 12, 2018
Victor G. Carrillo	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 12, 2018
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ John M. Brown	Chairman of the Board of Directors	March 12, 2018
John M. Brown

/s/ Dustin L. Guinn	President, Executive Vice Chairman and Director	March 12, 2018
Dustin L. Guinn

/s/ William H. Avery	General Counsel and Director	March 12, 2018
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 12, 2018
Martin M. van Brauman

/s/ Paul Oroian	Director	March 12, 2018
Paul Oroian

/s/ Yehezkel Druckman	Director	March 12, 2018
Yehezkel Druckman

/s/ Forrest A. Garb	Director	March 12, 2018
Forrest A. Garb

/s/ Kent Siegel	Director	March 12, 2018
Kent Siegel

/s/ Gene Scammahorn	Director	March 12, 2018
Gene Scammahorn

/s/ Justin W. Furnace	Director	March 12, 2018
Justin W. Furnace

/s/ Lee Russell	Director	March 12, 2018
Lee Russell

Zion Oil & Gas, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Zion Oil & Gas, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

March 12, 2018

Zion Oil & Gas, Inc.

Balance Sheets as of

	December 31, 2017	December 31, 2016
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	6,892	3,192
Fixed short term bank deposits – restricted	1,197	1,295
Prepaid expenses and other	434	347
Other deposits	540	—
Governmental receivables	1,237	62
Other receivables	133	82
Total current assets	10,433	4,978

Unproved oil and gas properties, full cost method (see Note 4)	21,695	6,397

Property and equipment at cost
Net of accumulated depreciation of $453 and $442	196	113

Other assets
Fixed short term bank deposits – restricted	990	—
Assets held for severance benefits	234	162
Total other assets	1,224	162

Total assets	33,548	11,650

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,750	181
Asset retirement obligation (see Note 10B)	470	200
Derivative liability (see Note 8)	1,866	895
Accrued liabilities (see Note 5)	1,701	677
Total current liabilities	6,787	1,953

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $90 and $118 and unamortized debt discount of $1,267 and $1,513 at December 31, 2017 and December 31, 2016 respectively (see Note 7)	2,002	1,826
Obligation under capital lease, net of current maturities of $10 (see Note 7C)	39	—
Provision for severance pay	280	206
Total long-term liabilities	2,321	2,032

Total liabilities	9,108	3,985

Commitments and contingencies (see Note 10)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at December 31, 2017: Issued and outstanding: 55,888,399 and 42,577,541 shares at December 31, 2017 and December 31, 2016 respectively	559	426
Additional paid-in capital	184,485	157,854
Accumulated deficit	(160,604)	(150,615)
Total stockholders’ equity	24,440	7,665

Total liabilities and stockholders’ equity	33,548	11,650

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Operations

	For the year ended December 31,
	2017	2016	2015
	US$ thousands	US$ thousands	US$ thousands

General and administrative	6,043	6,664	5,472
Other	2,744	2,227	1,790
Loss from operations	(8,787)	(8,891)	(7,262)

Other income (expense), net
(Loss), gain on derivative liability	(971)	731	—
Other income, net	10	43	—
Foreign exchange gain, (loss)	152	(6)	(10)
Financial (expenses), net	(393)	(390)	(34)

Loss before income taxes	(9,989)	(8,513)	(7,306)
Income taxes	—	—	—

Net loss	(9,989)	(8,513)	(7,306)

Net loss per share of common stock - basic and diluted (in US$)	(0.20)	(0.21)	(0.20)

Weighted-average shares outstanding–basic and diluted (in thousands)	50,593	41,238	37,408

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2014	35,755	358	144,958	(134,796)	10,520
Funds received from sale of DSPP units and shares	1,795	18	3,656	—	3,674

Funds received from option exercises	670	6	43	—	49
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,793	—	1,793
Net loss	—	—	—	(7,306)	(7,306)
Balances as of December 31, 2015	38,220	382	150,450	(142,102)	8,730

Funds received from sale of DSPP units and shares	2,796	28	4,310	—	4,338
Value of bonds converted to shares	6	*	8	—	8
Funds received from option exercises	1,556	16	—	—	16
Value of options granted to employees, directors and others as non-cash compensation	—	—	3,086	—	3,086
Net loss	—	—	—	(8,513)	(8,513)
Balances as of December 31, 2016	42,578	426	157,854	(150,615)	7,665

Funds received from sale of DSPP units and shares	11,298	113	22,881	—	22,994
Value of bonds converted to shares	43	*	149	—	149
Bond interest paid in shares	289	3	343	—	346
Funds received from option exercises	1,680	17	534	—	551
Value of options granted to employees, directors and others as non-cash compensation	—	—	2,724	—	2,724
Net loss	—	—	—	(9,989)	(9,989)
Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2017	2016	2015
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(9,989)	(8,513)	(7,306)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	49	56	61
Capital gain on sale of motor vehicle	(10)	(43)	-
Cost of options issued to employees, directors and others as non-cash compensation	2,468	2,873	1699
Interest and foreign exchange on short term bank deposits	(35)	(8)	11
Amortization of debt discount related to convertible bonds	325	357	-
Change in derivative liability	971	(731)	-
Change in assets and liabilities, net:
Other deposits	(540)	-	-
Prepaid expenses and other	(87)	13	(80)
Governmental and other receivables	(1,226)	230	(193)
Severance pay, net	2	21	(3)
Accounts payable	15	(181)	261
Accrued liabilities	(38)	(411)	62
Asset retirement obligation	-	(4)	41
Net cash used in operating activities	(8,095)	(6,341)	(5,447)

Cash flows from investing activities
Withdrawal of short term bank deposits	133	14	517
Investment in long term bank deposits	(990)	-
Acquisition of property and equipment	(65)	(26)	(19)
Proceeds from sale of property and equipment	14	44	-
Investment in unproved oil and gas properties	(10,820)	(1,192)	(1,113)
Net cash used in investing activities	(11,728)	(1,160)	(615)

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	-	3,470	-
Repayments of capital loan	(22)	-	-
Deferred offering cost	-	(2)	(134)
Proceeds from sale of stock and exercise of options	23,545	4,354	3,723
Net cash provided by financing activities	23,523	7,822	3,589

Net increase in cash and cash equivalents	3,700	321	(2,473)
Cash and cash equivalents – beginning of period	3,192	2,871	5,344
Cash and cash equivalents – end of period	6,892	3,192	2,871

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	256	213	94
Unpaid investments in oil and gas properties	3,876	25	55
Debt discount related to the derivative liability	-	1,626	-
Acquisition of property and equipment under capital lease	71	-	-
Convertible Bond interest paid in shares	346	-	-
Capitalized convertible bond interest attributed to oil and gas properties	346	-	-
Deferred offering cost	-	136	-
10% Senior Convertible Bonds converted to shares	149	8	-

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 18 years of oil & gas exploration in Israel. As of December 31, 2017, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. In December 2016, Zion and a local Israeli construction company signed a contract for the civil works and drill site construction at the Megiddo-Jezreel #1 (“MJ #1”) location. The site was completed in early March 2017. The drilling rig and associated equipment were mobilized to the site, performance and endurance tested, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Zion also successfully obtained three open-hole wireline log suites (including a formation image log). The well has also been cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. Following review of the open-hole logs, we will finalize the testing program, which is planned to commence in the second quarter of 2018.

Depending on the final outcome and results of the active MJ #1 well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets are reachable using directional well trajectories.

Megiddo-Jezreel Petroleum License (“MJL”)

The MJL was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to an aggregate maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee, and the Company continues its exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In late November 2016, The State of Israel’s Petroleum Commissioner officially approved Zion’s drilling date and license extension request.

On October 30, 2017, Zion sought a multi-year extension to its existing license. After receiving feedback from Israel’s Petroleum Commissioner, Zion submitted a revised extension request on November 9, 2017. On November 20, 2017, Israel’s Petroleum Commissioner officially approved Zion’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019. The Company now remains subject to the following updated key license terms:

Number	Activity Description	Execution by:
1	Submit final report on the results of drilling	31 May 2018
2	Submit program for continuation of work under license	30 June 2018

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Going Concern (cont’d)

As previously disclosed, the Company required authorization from the Israel Land Authority (the “ILA”), the formal lessor of the land to Kibbutz Sde Eliyahu, on whose property the drilling pad is currently situated, to access and utilize the drill site (“surface use agreement”). The Company received this authorization on July 4, 2016. This was preceded by the Company’s May 15, 2016 signed agreement with the kibbutz. On January 11, 2017, an agreement was signed by the Company and the ILA by which the surface usage permission agreement was extended through December 3, 2017. On December 31, 2017, an agreement was signed by the Company and the ILA by which the surface usage permission agreement was extended through December 3, 2019.

Zion’s Former Jordan Valley, Joseph, and Asher-Menashe Licenses

On March 29, 2015, the Energy Ministry formally approved the Company’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Company has plugged all of its exploratory wells (in the former Joseph and Asher-Menashe Licenses) but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials (see note 10B).

B. Going Concern

The Company incurs cash outflows from operations and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2017, the Company incurred a net loss of approximately $10 million and had an accumulated deficit of approximately $161 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To carry out planned operations, the Company must raise additional funds through additional equity and/or debt issuances or through profitable operations. There can be no assurance that this capital or positive operational income will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (See also Note 13).

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

B. Cash and Cash Equivalents

The Company maintains cash balances with five banks, of which three banks are located in the United States, one in the United Kingdom, and one in Israel. For purposes of the statement of cash flows and balance sheet, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

C. Fixed Short-Term Time Deposits

Interest bearing deposits for a period which exceeds three months but not more than 12 months and are not restricted are classified as Fixed Short-Term time deposits.

D. Fixed Long-Term Time Deposits

Interest bearing deposits for a period which exceeds 12 months and are not restricted are classified as Fixed Long-Term time deposits.

E. Oil and Gas Properties and Impairment

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

During the years ended December 31, 2017, 2016 and 2015, the Company did not record a non-cash impairment charge of its unproved oil and gas properties (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $21,695,000 and $6,397,000 as of December 31, 2017, and 2016, respectively.

F. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $49,000, $56,000 and $61,000 for the years ended December 31, 2017, 2016 and 2015, respectively. During the year ended December 31, 2017, and 2016, the Company sold two motor vehicles. Proceeds of $14,000 and $44,000 were received, and a capital gain of $10,000 and $43,000 was recognized during the year ended December 31, 2017, and 2016, respectively.

G. Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and insurance policies that are recorded at their current redemption value.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Use of Estimates

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2017, 2016, and 2015.

J. Environmental Costs and Loss Contingencies

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

K. Asset Retirement Obligation

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred. This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties. The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value (see Note 10B).

L. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 9,196,696 and 6,701,596 and 4,644,348 Common Stock equivalents in 2017, 2016 and 2015 respectively, would be anti-dilutive.

M. Stock Based Compensation

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

N. Fair Value Measurements

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

O. Derivative Liabilities

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

P. Recently Adopted Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2017 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At December 31, 2017, 2016 and 2015 the Company reclassified $90,000 and $118,000, and $0, respectively, in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 7).

Q. Reclassifications

Certain reclassifications have been made to conform the prior period’s financial information to the current period’s presentation.

Note 3 - Provision for Severance Pay

Israeli law generally requires payment of severance pay upon dismissal of an Israeli employee or upon termination of employment in certain other circumstances. The following plans relate to the employees in Israel:

A.	The liability in respect of certain of the Company’s employees is discharged in part by participating in a defined contribution pension plan and making regular deposits with recognized pension funds.

The deposits are based on certain components of the salaries of the said employees. The custody and management of the amounts so deposited are independent of the Company’s control, and accordingly such amounts funded (included in expenses on an accrual basis) and related liabilities are not reflected in the balance sheet.

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

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2017, and 2016, the Company has a provision for severance pay of $280,000 and $206,000, respectively, of which all was long-term. As of December 31, 2017, and 2016, the Company has $234,000 and $162,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	14,999	1,770	1,312	895
Capitalized salary costs	2,034	1,579	1,177	916
Capitalized interest costs	346	-	-	-
Legal costs, license fees and other preparation costs	4,087	3,018	2,506	2,079
Other costs	229	30	27	1
	21,695	6,397	5,022	3,891

Changes in Unproved oil and gas properties during the years ended December 31, 2017, 2016, 2015, and earlier are as follows:

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014 and Prior
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	13,229	458	417	895
Capitalized salary costs	455	402	261	916
Capitalized interest costs	346	-	-	-
Legal costs, license fees and other preparation costs	1,069	512	427	2,079
Other costs	199	3	26	1
	*15,298	*1,375	*1,131	3,891

* Exclusive of non-cash amounts of approximately $4,478,000, $238,000 and $149,000 during the years 2017, 2016 and 2015, respectively

The unproved oil and gas properties balance at December 31, 2017 contains approximately $3,876,000 in unpaid amounts.

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo-Jezreel #1 (“MJ #1”) well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Zion also successfully obtained three open-hole wireline log suites (including a formation image log). The well has also been cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. Following review of the open-hole logs, we will finalize the testing program, which is planned to commence in the second quarter of 2018. The Company expects to evaluate the status of the well in the second quarter of 2018. If the well is to be commercially productive, our current exploration license will be converted into a production license, and needed infrastructure (storage tanks, for example) will need to be established prior to actually producing the well. After production has begun, previously capitalized costs will be included in the full cost pool to be amortized.

In November 2017, Zion’s multi-year extension request on its Megiddo-Jezreel License No. 401 was approved, extending its validity to December 2, 2019. The Company now remains subject to the following key license terms:

Number	Activity Description	Execution by:
1	Submit final report on the results of drilling	31 May 2018
2	Submit program for continuation of work under license	30 June 2018

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2017	December 31, 2016
	US$ thousands	US$ thousands

Drilling provisions	1,077	-
Employees related	166	190
Interest on convertible bonds	231	231
Rights offering payables	5	8
Other	222	248
	1,701	677

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

The compensation committee of the Board of Directors is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed 10 years from the date of grant.

In June 2015, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Equity Incentive Plan for employees and consultants reserving for issuance thereunder an additional four million shares of Common Stock for a total of six million shares of Common Stock available thereunder.

In June 2017, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Equity Incentive Plan for employees and consultants reserving for issuance thereunder an additional 10 million shares of Common Stock for a total of 16 million shares of Common Stock available thereunder.

During the year ended December 31, 2017, the Company granted the following non-qualified options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (taxable on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to a senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through December 31, 2026. The fair value of the options at the date of grant amounted to approximately $34,000.

ii.	Options to purchase 1,555,000 shares of Common Stock to 23 senior officers, staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 1, 2027. The fair value of the options at the date of grant amounted to approximately $2,116,000.

iii.	Options to purchase 35,000 shares of Common Stock to two senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $48,000.

iv.	Options to purchase 20,000 shares of Common Stock to a consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 11, 2027. The fair value of the options at the date of grant amounted to approximately $27,000.

v.	Options to purchase 90,000 shares of Common Stock to five staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 17, 2027. The fair value of the options at the date of grant amounted to approximately $104,000.

vi.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2027. The fair value of the options at the date of grant amounted to approximately $35,000.

vii.	Options to purchase 30,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options have vesting schedules of 10,000 shares on each of December 31, 2017, June 30, 2018 and June 30, 2019, respectively and are exercisable through October 2, 2027. The fair value of the options at the date of grant amounted to approximately $101,000. The cost recognized during 2017 amounted to approximately $50,000. The balance of $51,000 is expected to be recognized in 2018 and 2019.

viii.	Options to purchase 10,000 shares of Common Stock to one consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through October 2, 2027. The fair value of the options at the date of grant amounted to approximately $34,000.

ix.

Options to purchase 12,500 shares of Common Stock to one consultant at an exercise price of $0.01 per share. The options vested on December 31, 2017 and are exercisable through December 31, 2027. The fair value of the options at the date of grant amounted to approximately $31,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2016, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (taxable on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through January 1, 2026. The fair value of the options at the date of grant amounted to approximately $46,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through January 4, 2026. The fair value of the options at the date of grant amounted to approximately $47,000.

iii.	Options to purchase 35,000 shares of Common Stock to one non-employee director and one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 15, 2026. The fair value of the options at the date of grant amounted to approximately $59,000.

iv.	Options to purchase 10,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested in equal quarterly installments over four consecutive quarters, beginning with the quarter ended June 30, 2016 and are exercisable through April 3, 2026. The fair value of the options at the date of grant amounted to approximately $18,000. At December 31, 2016, 2,500 of said shares were unvested and the grantee was no longer employed by the company. The cost of the unvested options totaled to approximately $1,000 was not recognized and was canceled.

v.

Options to purchase 1,540,000 shares of Common Stock to 28 senior officers, other staff members, directors and service providers at an exercise price of $0.01. The options vested upon grant and are exercisable through June 5, 2026. The fair value of the options at the date of grant amounted to approximately $2,373,000.

vi.	Options to purchase 100,000 shares of Common Stock to one senior officer at an exercise price of $0.01. The options vested upon grant and are exercisable through June 30, 2026. The fair value of the options at the date of grant amounted to approximately $147,000.

vii.	Options to purchase 30,000 shares of Common Stock to one consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through November 1, 2026. The fair value of the options at the date of grant amounted to approximately $36,000.

viii.	Options to purchase 75,000 shares of Common Stock to two senior officers at an exercise price of $0.01. The options vested upon grant and are exercisable through December 31, 2026. The fair value of the options at the date of grant amounted to approximately $102,000.

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

In June 2017, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Non-Employee Directors Stock Option Plan, reserving for issuance thereunder an additional four million shares of Common Stock for a total of seven million shares of Common Stock available thereunder.

During the year ended December 31, 2017, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase as non-cash compensation (taxable on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to one new board member at an exercise price of $1.33 per share. The options vested upon grant and are exercisable through May 1, 2023. The fair value of the options at the date of grant amounted to approximately $10,000.

ii.	Options to purchase 400,000 shares of Common Stock to eight board members at an exercise price of $1.75 per share. The options vested upon grant and are exercisable through June 6, 2023. The fair value of the options at the date of grant amounted to approximately $235,000.

During the year ended December 31, 2016, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase as non-cash compensation (taxable on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to one non-employee director at an exercise price of $1.87 per share. The options vested upon grant and are exercisable through January 31, 2022. The fair value of the options at the date of grant amounted to approximately $20,000.

ii.	Options to purchase 400,000 shares of Common Stock to eight non-employee directors at an exercise price of $1.55 per share. The options vested upon grant and are exercisable through June 5, 2022. The fair value of the options at the date of grant amounted to approximately $239,000.

During the year ended December 31, 2015, the Company granted the following options from the 2011 Non-Employee Directors Stock Option Plan, to purchase:

i.	108,000 shares of Common Stock to non-employee directors at an exercise price of $1.38 per share. The options vested upon grant and are exercisable through January 2, 2021. The fair value of the options at the date of grant amounted to approximately $68,000.

ii.	25,000 shares of Common Stock to a non-employee director at an exercise price of $2.03 per share. The options have a par value of $.01. The options vested upon grant and are exercisable through May 1, 2021. The fair value of the options at the date of grant amounted to approximately $23,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

 C. 2005 Stock Option Plan

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

There were no stock issuances from the 2005 Plan during the calendar years 2017 and 2016.

D. Warrants and Options

The Company has reserved 10,336,196 shares of common stock as of December 31, 2017, for the exercise of warrants and options to employees and non-employees, of which 10,316,196 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees

	0.01		10,000	October 01, 2027	Options
	1.67		115,000	October 01, 2024	Options
	1.70		130,000	December 20, 2022	Options
	2.61		77,000	December 04, 2021	Options
To employees and directors

	0.01		15,000	November 11, 2023	Options
	0.01		15,000	March 31, 2024	Options
	0.01		5,000	June 11, 2024	Options
	0.01		4,500	April 16, 2025	Options
	0.01		15,000	August 03, 2025	Options
	0.01		10,000	October 01, 2025	Options
	0.01		25,000	December 31, 2025	Options
	0.01		355,000	June 05, 2026	Options
	0.01		575,000	December 31, 2026	Options
	0.01		10,000	January 04, 2027	Options
	0.01		80,000	April 17, 2027	Options
	0.01		10,000	September 01, 2027	Options
	0.01		30,000	October 01, 2027	Options
	1.33		25,000	May 01, 2023	Options
	1.38		108,000	January 02, 2021	Options
	1.38		123,057	January 02, 2025	Options
	1.55		400,000	June 05, 2022	Options
	1.67		390,000	October 01, 2020	Options
	1.67		343,886	October 01, 2024	Options
	1.70		120,000	December 20, 2018	Options
	1.70		168,500	December 20, 2022	Options
	1.73		25,000	January 09, 2019	Options
	1.75		400,000	June 07, 2023	Options
	1.86		25,000	December 03, 2018	Options
	1.87		25,000	January 31, 2022	Options
	1.95		25,000	April 02, 2020	Options
	1.96		25,000	September 3, 2019	Options
	2.03		25,000	May 01, 2021	Options
	2.28		25,000	July 10, 2019	Options
	2.61		604,500	December 04, 2021	Options
To investors
	1.00		275,152	May 02, 2018	Warrants
	1.00		294,334	May 02, 2019	Warrants
	1.00		3,028,119	March 03, 2020	Warrants
	1.00		460,231	August 14, 2020	Warrants
	1.00		414,300	January 08, 2021	Warrants
	2.00		1,524,617	January 31, 2020	Warrants
Total outstanding	1.30	*	10,336,196

* Weighted Average

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2015 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2014	3,089,693	1.99

Changes during 2015 to:
Granted to employees, officers, directors and others	1,280,000	0.33
Expired/Cancelled/Forfeited	(62,500)	2.39
Exercised	(677,500)	0.07
Outstanding, December 31, 2015	3,629,693	1.76

Changes during 2016 to:
Granted to employees, officers, directors and others	2,265,000	0.27
Expired/Cancelled/Forfeited	(172,250)	2.76
Exercised	(1,555,500)	0.01
Outstanding, December 31, 2016	4,166,943	1.58

Changes during 2017 to:
Granted to employees, officers, directors and others	2,212,500	0.34
Expired/Cancelled/Forfeited	(360,000)	2.32
Exercised	(1,680,000)	0.33
Outstanding, December 31, 2017	4,339,443	1.37
Exercisable, December 31, 2017	4,319,443	1.37

The aggregate intrinsic value of options exercised during 2017, 2016 and 2015 was approximately $2,438,000, $2,400,000 and $1,033,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2017, totaling 10,336,196 was approximately $9,189,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2017:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	5.87	0.01
—	—	—	—	0.01	15,000	6.25	0.01
—	—	—	—	0.01	5,000	6.45	0.01
—	—	—	—	0.01	4,500	7.30	0.01
—	—	—	—	0.01	15,000	7.59	0.01
—	—	—	—	0.01	10,000	7.75	0.01
—	—	—	—	0.01	25,000	8.00	0.01
—	—	—	—	0.01	355,000	8.42	0.01
—	—	—	—	0.01	575,000	9.00	0.01
—	—	—	—	0.01	10,000	9.01	0.01
—	—	—	—	0.01	80,000	9.29	0.01
—	—	—	—	0.01	10,000	9.66	0.01
0.01	20,000	9.75	0.01	0.01	20,000	9.75	0.01
—	—	—	—	1.33	25,000	5.32	1.38
—	—	—	—	1.38	108,000	3.01	1.38
—	—	—	—	1.38	123,057	7.01	1.38
—	—	—	—	1.55	400,000	4.43	1.38
—	—	—	—	1.67	390,000	2.75	1.67
—	—	—	—	1.67	458,886	6.76	1.67
—	—	—	—	1.70	120,000	0.97	1.70
—	—	—	—	1.70	298,500	4.97	1.70
—	—	—	—	1.73	25,000	1.02	1.73
—	—	—	—	1.75	400,000	5.52	1.70
—	—	—	—	1.86	25,000	0.92	1.86
—	—	—	—	1.87	25,000	4.09	1.87
—	—	—	—	1.95	25,000	2.25	1.95
—	—	—	—	1.96	25,000	1.67	1.96
—	—	—	—	2.03	25,000	3.33	2.03
—	—	—	—	2.28	25,000	1.52	2.28
—	—	—	—	2.61	681,500	3.93	2.61
0.01	20,000		0.01	0.01-2.61	4,319,443		1.37

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2017	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.48	$1.56	$1.53
Dividend yields	—	—	—
Expected volatility	45%-69%	57%-69%	68%-70%
Risk-free interest rates	1.45%-1.94%	0.94%-1.93%	0.97%-1.60%
Expected lives (in years)	3.00-5.87	3.00-5.50	3.00-5.50
Weighted-average grant date fair value	$1.23	$1.35	$1.36

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2017	2016	2015
Weighted-average fair value of underlying stock at grant date	$1.56	$1.51	$1.74
Dividend yields	—	—	—
Expected volatility	68%-72%	69%-70%	72%-74%
Risk-free interest rates	2.36%-2.44%	1.73%-1.83%	1.87%-2.23%
Expected lives (in years)	10.00	10.00	10.00
Weighted-average grant date fair value	$1.55	$1.50	$1.71

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

E. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2017	2016	2015
US$	US$	US$
2,448,000	2,726,000	1,528,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2017	2016	2015
US$	US$	US$
276,000	360,000	265,000

The following table sets forth information about the compensation cost of option issuances recognized and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2017	2016	2015
US$	US$	US$
256,000	213,000	94,000

As of December 31, 2017, there was approximately $51,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the years 2018 and 2019.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

F. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

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

On May 22, 2017, the Company launched a new unit offering (the “New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The New Unit Program began on May 22, 2017 and terminated on July 12, 2017. This New Unit Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share.

The warrant has the symbol “ZNWAF.”

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

An Amendment No. 2 to the Prospectus Supplement (as described below) was filed on October 12, 2017.

Under Amendment No. 2, the Company’s latest Unit Option Program began on October 16, 2017 and terminated on December 6, 2017. This latest Unit Option Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional 15 shares of Common Stock at a warrant exercise price of $1.00 per share.

The warrant has the symbol “ZNWAG.”

The warrants became exercisable on January 8, 2018, which is the first trading day after the 31st day following the Unit Option Termination Date (i.e., on December 6, 2017) and continue to be exercisable through January 8, 2021 (3 years) at a per share exercise price of $1.00. If the Common Stock of the Company trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to terminate the warrant early upon providing 60 days advanced notice to warrant holders.

An Amendment No. 3 to the Prospectus Supplement (as described below) was filed on January 31, 2018.

Under Amendment No. 3, the Company’s latest Unit Option began on February 1, 2018 and is scheduled to terminate on the earlier of February 28, 2018 or when this Unit Option receives $5 million in Unit purchases. The Unit Option consists of Units of our securities where each Unit (priced at $250.00 each) is comprised of (i) 50 shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional 50 shares of Common Stock. The investor’s Plan account will be credited with the number of shares of the Company’s Common Stock that is acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of our Common Stock at a warrant exercise price of $5.00. The warrant shall have the symbol “ZNWAH,” but no assurance can be provided that the warrants will be approved for listing on the NASDAQ Global Market.

The warrant has the symbol “ZNWAH.”

The warrants will become exercisable on the first trading day after the 31st day following the Unit Option Termination Date (i.e., on the earlier of February 28, 2018 or when this Unit Option receives $5 million in Unit purchases) and continue to be exercisable for one year after the exercise date at a per share exercise price of $5.00. The Unit is priced at $250.00 per Unit. Please note that, at the time of the program’s commencement, the per Unit price of $250 was priced at a significant premium to the Company’s publicly traded common stock price.

For the years ended December 31, 2017, 2016 and 2015, approximately $22,994,000, $4,338,000 and $3,674,000 was raised under the DSPP program, respectively.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The Warrants transactions since January 1, 2015 are shown in the table below:

Change during 2015 to:
	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	Total
Outstanding warrants, December 31, 2014	1,564,293							1,564,293
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020	1/8/2021
Change during 2015 to:
Issued	5,355	287,072	287,072	287,072				866,571
Exercised	(2,493)							(2,493)
Expired	0							0
Outstanding warrants, December 31, 2015	1,567,155	287,072	287,072	287,072	0	0	0	2,428,371

Change during 2016 to:
	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	Total
Outstanding warrants, December 31, 2015	1,567,155	287,072	287,072	287,072	0	0	0	2,428,371
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2019	5/1/2020	8/14/2020	1/8/2021
Change during 2016 to:
Issued	0	95,180	95,180	95,180	803,376	0	0	1,088,916
Exercised	0	(68,698)	(37,524)	(34,412)	0	0	0	(140,634)
Expired	0	0	0	0	0	0	0	0
Outstanding warrants, December 31, 2016	1,567,155	313,554	344,728	347,840	803,376	0	0	3,376,653

Change during 2017 to:
	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	Total
Issued					3,262,742	683,865	414,300	4,360,907
Exercised	(42,538)	(206,737)	(69,576)	(53,506)	(1,037,999)	(223,634)		(1,633,990)
Expired		(106,817)						(106,817)
Outstanding warrants, December 31, 2017	1,524,617	0	275,152	294,334	3,028,119	460,231	414,300	5,996,753

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

G. Rights Offering Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

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

H. 12% Convertible Bonds Public Offering (May 31, 2016 – October 31, 2016)

On May 31, 2016, the Company filed with the SEC a Prospectus Supplement, as subsequently amended on June 22, 2016 and August 30, 2016, for an offering of the Company’s 12% Convertible Senior Bonds due 2028 (the “Bonds;” each, a “Bond”) in a minimum aggregate amount of $2,500,000, on a “best efforts minimum/maximum offering,” up to a maximum amount of $12,000,000 (the “Follow On Public Offering”). The Follow On Public Offering was made available through Network 1 Financial Securities, Inc. (“Network 1”) and other licensed broker/dealers. The “best efforts” public offering period was scheduled to continue through September 1, 2016. This conditional closing was subject to extension by the Company, in its sole discretion, for an additional 60-day period to which the Company elected, thereby extending the closing to November 1, 2016. All offering proceeds were deposited into an escrow account at Ocean First Bank, which acted as the escrow agent for the “best efforts” offering.

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

I. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAB Warrants	January 2015 – March 2016	1.00	May 02, 2017
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017 – July 2017	1.00	August 14, 2020
ZNWAG Warrants	October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants *	February 2018	5.00	April 2, 2019

*The ZNWAH warrants are exercisable beginning on the 31st day following the Unit Option Termination Date, which Zion is expecting to be February 28, 2018.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Senior Convertible Bonds

Rights Offering -10% Senior Convertible Notes due May 2, 2021

See Note 6, Paragraph F for description of rights offering.

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

During the years ended December 31, 2017, 2016, and 2015, the Company recorded approximately $28,000, $18,000 and $ 0 respectively, in amortization expense related to the deferred financing costs, and approximately $246,000, 113,000, and $ 0, respectively in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Senior Convertible Bonds (cont’d)

Through the years ended December 31, 2017, 2016, and 2015, approximately 982, 129 and 0 convertible bonds of $100 each, respectively, have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 43,000, 5,700 and 0 shares of its Common Stock during the same period, respectively.

	December 31, 2017	December 31, 2016	December 31, 2015
	US$ thousands	US$ thousands	US$ thousands

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844	$1,844	-
Debt discount amortization, net	$359	$113	-
Bonds converted to shares	$(111)	$(13)	-
Offering cost, net	$(90)	$(118)	-
10% senior Convertible bonds – Long Term Liability	$2,002	$1,826	-

The Company recognized $346,000, $ 0 and $ 0 in capitalized interest for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recognized $ 0 and $231,000 and $ 0 as interest expense for the year ended December 31, 2017, 2016 and 2015, respectively. On May 2, 2017, the Company paid its annual 10% interest (in-kind) to the bondholders of record on April 18, 2017.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Derivative Liability (cont’d)

As of December 31, 2017, the Company’s liabilities that are measured at fair value are as follows:

	December 31, 2017		December 31, 2016
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	1,866	1,866	895	895

Change in fair value of derivative liability during 2015 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2014	-
Change on derivative liability	-
Derivative liability fair value at December 31, 2015	-

Change in fair value of derivative liability during 2016 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2015	0
Derivative liability fair value at May 2, 2016	1,626
Gain on derivative liability	(731)
Derivative liability fair value at December 31, 2016	895

Change in fair value of derivative liability during 2017 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2016	895
Loss on derivative liability	971
Derivative liability fair value at December 31, 2017	1,866

The following table presents the assumptions that were used for the model as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Convertible Option Fair Value of approximately	1,866,000	895,000
Annual Risk-free Rate	2.03%	1.86%
Volatility	68.04%	57.56%
Expected Term (years)	3.34	4.34
Convertible Notes Face Value	3,358,900	3,457,100
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	2.16	1.37

During the years ended December 31, 2017, 2016, and 2015, the Company recorded loss, (unrealized gains) of approximately $971,000, ($731,000, net), and $ 0, respectively, within the Statements of Operations line item, loss (gain) on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 - Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	December 31, 2017	December 31, 2016
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	35,044	49,151
Other	2,203	2,891
Total gross deferred tax assets	37,247	52,042
Less – valuation allowance	(32,750)	(49,630)
Net deferred tax assets	4,497	2,412

Deferred tax liabilities:
Property and equipment	9	11
Other	50	(248)
Unproved oil and gas properties	(4,556)	(2,175)
Total gross deferred tax liabilities	(4,497)	(2,412)

Net deferred tax asset	—	—

On December 22, 2017, H.R. 1, formally known as the Tax Cuts and Jobs Act (the “Act”) was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%. As a result of the reduction to the federal corporate income tax rate, the Company has re-measured our deferred tax assets and liabilities at the new rate which are expected to reverse in the future.

There are other provisions in the code with regard to foreign income repatriation, but since the Company does not have foreign income to bring back to the United States, these provisions are not applicable at the present time. The major change was the reduction in the corporate rate which the Company properly applied toward our deferred taxes at December 31, 2017.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (cont’d)

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $166,878,000 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2038. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2017 and 2016.

At December 31, 2017, the Company has available federal net operating loss carry forwards of approximately $166,878,000 to reduce future U.S. taxable income.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2017, the Company has available net operating loss carry forwards of approximately $125,894,000 to reduce future Israeli taxable income.

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
	US$ thousands	US$ thousands	US$ thousands
Pre-tax loss as reported	(9,989)	(8,515)	(7,306)

U.S. statutory tax rate	34%	34%	34%
Theoretical tax expense	(3,396)	(2,895)	(2,484)

Increase in income tax expense resulting from:

Permanent differences	5	5	3
Change in tax rate	20,267	—	—
Other differences	4	—	—
Change in valuation allowance	(16,880)	2,890	2,481
Income tax expense	—	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2014.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

B. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Asher-Menashe and Joseph License areas and the present Megiddo-Jezreel License to be approximately $470,000 based on current cost rather than Net Present Value. The Company expects to incur such costs beginning in 2018. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2017	2016
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	200	204
Liabilities Settled	-	(4)
Revision of Estimate	270	—
Retirement Obligations, Ending Balance	470	200

Approximately $270,000 was accrued for the year ended December 31, 2017, and was due to estimated costs for future plugging and abandonment activities related to the currently existing Megiddo-Jezreel License area.

C. Environmental and Onshore Licensing Regulatory Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries as it pertains to oil and gas activities. Mention of these older guidelines was included in previous Zion Oil & Gas filings.

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

On December 28, 2017, the Energy Ministry issued new guidelines for the formal approval by the Commissioner of the discovery of a petroleum field capable of producing commercial quantities of petroleum. The guidelines detail the applicable petroleum discovery application requirements including submission of a conceptual field development plan.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

The Company believes that these new regulations are likely to continue to increase the expenditures associated with obtaining new exploration rights and drilling new wells. The Company expects that additional financial burden could occur as a result of requiring cash reserves that could otherwise be used for operational purposes. These new regulations are likely to continue to increase the time (and expense) needed to obtain all of the necessary authorizations and approvals to drill and production test exploration wells.

D. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2017, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

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

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent is to be paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent is to be paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent is to be paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent is to be paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent is to be paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent is to be paid monthly in the base amount of $10,967.50 per month. This lease is treated as an operating lease.

(ii) On August 14, 2017, the Company and David McDavid Plano Lincoln Mercury (as Lessor) signed a motor vehicle lease agreement for a 2017 Lincoln MKZ. The first payment of $873.87 was due on August 14, 2017 and this was paid on or around that date. The lease calls for 38 additional payments of $873.87 so that the sum of all 39 payments is $34,080.93. At the inception of the lease, and in addition to the sum of the 39 payments, a one-time payment of $5,000 was made. The value at the end of the lease has a residual value of $18,565.70 per the terms of the lease agreement. Additionally, the Company must pay to the Lessor $.20 cents per mile for each mile in excess of 82,081 miles. This lease is treated as an operating lease.

At December 31, 2017, and continuing through the date of this Form 10-K report, all payments have paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

(iii) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,900) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of option period. Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2017, 2016 and 2015 were $302,000, $285,000 and 282,000 respectively.

The future minimum lease payments as of December 31, 2017, are as follows:

US$ thousands

2018	313
2019	151
2020	139
2021	55
2022 and thereafter	-
658

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

F. Bank Guarantees

As of December 31, 2017, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,913,000) and others (approximately $86,000) with respect to its drilling operation in an aggregate amount of approximately $1,999,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

G. Capitalized lease

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

A capital lease asset and a capital lease obligation were recognized in the Company’s balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $63,000 as of December 31, 2017. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years. As of December 31, 2017, the accumulated depreciation of the capital lease asset amounted to approximately $8,000.

At December 31, 2017, future minimum payments due under capital lease were:

US$ thousands

2018	13
2019	13
2020	32
Less: portion representing imputed interest	(9)
Capital lease obligations	49

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2016-2017 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 11 - Risks and Uncertainties (cont’d)

The Company believes that these new and/or revised regulations will also significantly increase the time, effort, and expenditures associated with obtaining all of the necessary authorizations and approvals prior to drilling and production testing its current and any subsequent well(s).

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

●	exchange rate fluctuations between the Israeli shekel versus the US Dollar;

●	any significant changes in oil and gas commodities pricing and hence the cost of oilfield services and drilling equipment;

●	royalty and tax increases and other risks arising out of Israeli state sovereignty over the mineral rights in Israel and its taxing authority; and

●	changes in Israel’s economy that could lead to legislation establishing oil and gas price controls.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 12 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for 2017 and 2016:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
2017:
Oil and gas sales	-	-	-	-

Net loss	(3,375)	(4,971)	(1,462)	(181)

Net loss per share – basic and diluted	(0.07)	(0.10)	(0.03)	(0.003)
Weighted-average shares outstanding–basic and diluted (in thousands)	47,237	50,245	53,382	55,598
2016:
Oil and gas sales	-	-	-	-

Net loss	(1,552)	(3,470)	(1,724)	(1,767)

Net loss per share – basic and diluted	(0.04)	(0.08)	(0.04)	(0.04)
Weighted-average shares outstanding–basic and diluted (in thousands)	38,995	40,873	42,096	42,802

Note 13 - Subsequent Events

(i) On January 2, 2018, the Company granted options under the 2011 Equity Incentive Plan to 23 senior officers, staff members and consultants to purchase 330,000 shares of Common Stock at an exercise price of $.01 per share. The options have vesting schedules of 165,000 shares on June 30, 2018 and 165,000 shares on December 31, 2018. The options are exercisable through January 2, 2028. The fair value of the options at the date of grant amounted to approximately $759,000.

(ii) On January 2, 2018, the Company granted options under the 2011 Non-Employee Directors Stock Option Plan, to eight board members, to purchase 400,000 shares of Common Stock at an exercise price of $2.31 per share. The options vested upon grant and are exercisable through January 1, 2024. The fair value of the options at the date of grant amounted to approximately $428,000.

(iii) On January 5, 2018, the Company granted options under the 2011 Equity Incentive Plan to five senior officers, to purchase 110,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2028. The fair value of the options at the date of grant amounted to approximately $250,000.

(iv) On February 27, 2018, the Company granted options under the 2011 Equity Incentive Plan to three consultants to purchase 55,000 shares of Common Stock at an exercise price of $.01 per share. These options have vesting schedules of 27,500 shares each on June 30, 2018 and 27,500 shares on June 30, 2019. The fair value of the options at the date of grant amounted to $222,000.

(v) Approximately $3,000,000 was collected through the Company’s DSPP program during the period January 1, 2018 through March 2, 2018.

