Form 10-Q
period 2018-03-31
ZION OIL & GAS INC
filed 2018-05-08
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2018; or

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

As of April 30, 2018, Zion Oil & Gas, Inc. had outstanding 58,021,582 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART 1 – FINANCIAL INFORMATION

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	March 31, 2018	December 31, 2017
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,770	6,892
Fixed short-term bank deposits – restricted	584	1,197
Prepaid expenses and other	432	434
Other deposits	533	540
Deferred offering costs	79	-
Governmental receivables	562	1,237
Other receivables	154	133
Total current assets	7,114	10,433

Unproved oil and gas properties, full cost method (see Note 4)	25,934	21,695

Property and equipment at cost
Net of accumulated depreciation of $467 and $442	190	196

Other assets
Fixed long-term bank deposits – restricted	991	990
Assets held for severance benefits	244	234
Total other assets	1,235	1,224

Total assets	34,473	33,548

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,890	2,750
Asset retirement obligation	470	470
Derivative liability (see Note 6)	5,400	1,866
Accrued liabilities	956	1,701
Total current liabilities	8,716	6,787

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $84 and $90 and unamortized debt discount of $1,187 and $1,267 at March 31, 2018 and December 31, 2017 respectively (see Note 5)	2,015	2,002
Obligation under capital lease, net of current maturities of $10	37	39
Provision for severance pay	288	280
Total long-term liabilities	2,340	2,321

Total liabilities	11,056	9,108

Commitments and contingencies (see Note 7)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at March 31, 2018: Issued and outstanding: 57,344,379 and 55,888,399 shares at March 31, 2018 and December 31, 2017, respectively	573	559
Additional paid-in capital	189,699	184,485
Accumulated deficit	(166,855)	(160,604)
Total stockholders’ equity	23,417	24,440

Total liabilities and stockholders’ equity	34,473	33,548

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months ended March 31,
	2018	2017
	US$ thousands	US$ thousands

General and administrative	1,959	2,847
Other	553	676
Loss from operations	(2,512)	(3,523)

Other income (expense), net
(Loss) gain on derivative liability	(3,534)	273
Other income, net	-	10
Foreign exchange (loss) gain	(32)	31
Financial (expenses), net	(173)	(166)

Loss before income taxes	(6,251)	(3,375)
Income taxes	—	—

Net loss	(6,251)	(3,375)

Net loss per share of common stock - basic and diluted (in US$)	(0.11)	(0.07)

Weighted-average shares outstanding–basic and diluted (in thousands)	57,504	47,237

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440
Funds received from sale of DSPP units and shares	1,420	14	3,821	—	3,835
Value of bonds converted to shares	32	*	148	—	148
Funds received from option exercises	5	*	—	—	—
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,245	—	1,245
Net loss	—	—	—	(6,251)	(6,251)
Balances as of March 31, 2018	57,345	573	189,699	(166,855)	23,417

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2018	2017
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,251)	(3,375)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	14	10
Capital gain on sale of property and equipment	-	(10)
Cost of options issued to employees, directors and others as non-cash compensation	948	2,034
Interest and foreign exchange on short term and long term bank deposits	6	(17)
Amortization of debt discount related to convertible bonds	161	144
Change in derivative liability	3,534	(273)
Change in assets and liabilities, net:
Other deposits	7	(264)
Prepaid expenses and other	2	(215)
Governmental receivables	675	(84)
Other receivables	(21)	1
Severance pay	(2)	(4)
Accounts payable	(108)	(116)
Accrued liabilities	50	(87)
Net cash used in operating activities	(985)	(2,256)

Cash flows from investing activities
Redemption of short-term bank deposits	606	(503)
Investment in long-term bank deposits	-	(76)
Acquisition of property and equipment	(8)	(16)
Proceeds from sale of property and equipment	-	14
Investment in unproved oil and gas properties	(5,489)	(1,058)
Net cash used in investing activities	(4,891)	(1,639)

Cash flows from financing activities
Deferred offering costs	(79)	-
Payments related to capital lease	(2)	(15)
Proceeds from sale of stock and exercise of options	3,835	4,580
Net cash provided by financing activities	3,754	4,565

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,122)	670
Cash, cash equivalents and restricted cash – beginning of period	6,892	3,192
Cash, cash equivalents and restricted cash – end of period	4,770	3,862

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	297	191
Unpaid investments in oil & gas properties	1,998	806
Subscription receivable for the sale of stock	-	650
10% Senior Convertible Bonds converted to shares	148	1
Acquisition of property and equipment under capital lease	-	71
Capitalized convertible bond interest attributed to oil and gas properties	86	-

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 18 years of oil & gas exploration in Israel. As of March 31, 2018, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. After our review of the open-hole logs, we have finalized the testing program. The Ministry of Energy approved the well testing protocol on April 29, 2018. We have begun our testing program, and it may take several weeks to complete.

Depending on the final outcome and results of the active MJ #1 well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets are reachable using directional well trajectories.

Megiddo-Jezreel Petroleum License (“MJL”)

The MJL was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to an aggregate maximum of seven years. The MJL is onshore, south and west of the Sea of Galilee, and the Company continues its exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In November of 2016, the State of Israel’s Petroleum Commissioner officially approved the Company’s drilling date and license extension request.

On October 30, 2017, the Company sought a multi-year extension to its existing license. After receiving feedback from Israel’s Petroleum Commissioner, the Company submitted a revised extension request on November 9, 2017. On November 20, 2017, Israel’s Petroleum Commissioner officially approved the Company’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019. The Company now remains subject to the following updated key license terms:

Number	Activity Description	Execution by:
1	Submit final report on the results of drilling	31 May 2018
2	Submit program for continuation of work under license	30 June 2018

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

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

B. Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2018, the Company incurred a net loss of approximately $6.2 million and had an accumulated deficit of approximately $167 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,651,569 and 9,698,413 Common Stock equivalents in the three-month period ended March 31, 2018 and 2017 respectively, would be anti-dilutive.

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

During the three months ended March 31, 2018, and 2017, the Company did not record a non-cash impairment charge of its unproved oil and gas properties (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $25,934,000 and $21,695,000 as of March 31, 2018, and December 31, 2017, respectively.

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

F. Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 216-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion will adopt ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles, among others. Those leases, and new leases entered in the future, will be accounted for under ASU 2016-02 in 2019 by establishing a right-of-use asset and a corresponding lease liability.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”) to address the diversity that exists in the classification and presentation of restricted cash on the Statement of Cash Flows. The Company has adopted ASU 2016-18 and any applicable changes in the classification and presentation of restricted cash have been reflected in its Statement of Cash Flows.

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the three months ended March 31, 2018, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options are taxable on the date of exercise):

i.	Options to purchase 330,000 shares of Common Stock to 23 senior officers, staff members and consultants at an exercise price of $.01 per share. The options have vesting schedules of 165,000 shares on June 30, 2018 and 165,000 shares on December 31, 2018. The options are exercisable through January 1, 2028. The fair value of the options at the date of grant amounted to approximately $759,000.

ii.	Options to purchase 110,000 shares of Common Stock to five senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2028. The fair value of the options at the date of grant amounted to approximately $250,000.

iii.	Options to purchase 55,000 shares of Common Stock to three consultants an exercise price of $0.01 per share. The options vested upon grant. However, the exercisability of these options is according to the following schedule: (a) 27,500 options are exercisable on June 30, 2018 and (b) the remaining 27,500 options are exercisable on June 30, 2019. The fair value of the options at the date of grant amounted to $222,000.

B. 2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2018, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

i.	Options to purchase 400,000 shares of Common Stock to eight board members at an exercise price of $2.31 per share. The options vested upon grant and are exercisable through January 1, 2024. The fair value of the options at the date of grant amounted to approximately $428,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2018 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2017	4,339,443	1.37

Changes during 2018 to:
Granted to employees, officers, directors and others *	895,000	1.04
Expired/Cancelled/Forfeited	-	-
Exercised	(4,500)	0.01
Outstanding, March 31, 2018	5,229,943	1.31
Exercisable, March 31, 2018	4,824,943	1.42

* The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of March 31, 2018:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	5.62	0.01
—	—	—	—	0.01	15,000	6.00	0.01
—	—	—	—	0.01	5,000	6.20	0.01
—	—	—	—	0.01	15,000	7.35	0.01
—	—	—	—	0.01	10,000	7.50	0.01
—	—	—	—	0.01	25,000	7.75	0.01
—	—	—	—	0.01	355,000	8.18	0.01
—	—	—	—	0.01	575,000	8.75	0.01
—	—	—	—	0.01	10,000	8.76	0.01
—	—	—	—	0.01	80,000	9.04	0.01
—	—	—	—	0.01	10,000	9.42	0.01
0.01	20,000	9.50	0.01	0.01	20,000	9.50	0.01
0.01	295,000	9.75	0.01	0.01	*35,000	9.75	0.01
—	—	—	—	0.01	**55,000	9.91	0.01
—	—	—	—	0.01	110,000	9.76	0.01
—	—	—	—	1.33	25,000	5.08	1.38
—	—	—	—	1.38	108,000	2.76	1.38
—	—	—	—	1.38	123,057	6.76	1.38
—	—	—	—	1.55	400,000	4.18	1.38
—	—	—	—	1.67	390,000	2.50	1.67
—	—	—	—	1.67	458,886	6.51	1.67
—	—	—	—	1.70	120,000	0.73	1.70
—	—	—	—	1.70	298,500	4.73	1.70
—	—	—	—	1.73	25,000	0.78	1.73
—	—	—	—	1.75	400,000	5.27	1.70
—	—	—	—	1.86	25,000	0.68	1.86
—	—	—	—	1.87	25,000	3.84	1.87
—	—	—	—	1.95	25,000	2.00	1.95
—	—	—	—	1.96	25,000	1.43	1.96
—	—	—	—	2.03	25,000	3.08	2.03
—	—	—	—	2.28	25,000	1.27	2.28
—	—	—	—	2.31	400,000	5.76	2.31
—	—	—	—	2.61	681,500	3.68	2.61
0.01	315,000		0.01	0.01-2.61	4,914,943		1.40

*17,500 options are exercisable on June 30, 2018 and 17,500 are exercisable on December 31, 2018.

**27,500 options are exercisable on June 30, 2018 and 27,500 are exercisable on June 30, 2019.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2018	2017
Weighted-average fair value of underlying stock at grant date	$2.31	$1.37
Dividend yields	—	—
Expected volatility	68%-70%	60%
Risk-free interest rates	2.01%-2.25%	1.86%-1.93%
Expected lives (in years)	3.50-5.50	5.00
Weighted-average grant date fair value	$1.69	$1.36

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2018	2017
Weighted-average fair value of underlying stock at grant date	$3.37	$1.36
Dividend yields	—	—
Expected volatility	73%-76%	68%
Risk-free interest rates	2.46%-2.81%	2.36%-2.45%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$3.36	$1.36

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2018	2017
US$ thousands	US$ thousands
943	2,015

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2018	2017
US$ thousands	US$ thousands
302	210

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2018	2017
US$ thousands	US$ thousands
297	191

As of March 31, 2018, there was approximately $465,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the years 2018 and 2019.

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

The warrants became exercisable on May 2, 2016 and, in the case of ZNWAB continued to be exercisable through May 2, 2017 (1 year) and, in the case of ZNWAC continued to be exercisable through May 2, 2018 for ZNWAC (2 years) and May 2, 2019 for ZNWAD (3 years), respectively, at a per share exercise price of $1.00.

As of May 2, 2017, any outstanding ZNWAB warrants expired.

As of May 2, 2018, any outstanding ZNWAC warrants expired.

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which participants could purchase units comprised of seven shares of Common Stock and seven Common Stock purchase warrants, at a per unit purchase price of $10.

The warrant has the symbol “ZNWAE.”

The ZNWAE warrants became exercisable on May 1, 2017 and continue to be exercisable through May 1, 2020 at a per share exercise price of $1.00. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share at the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination the warrant upon providing 60 days advanced notice to the warrant holders.

On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

On May 22, 2017, the Company launched a new unit offering (the “New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The New Unit Program terminated on July 12, 2017. This New Unit Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share.

The warrant has the symbol “ZNWAF.”

All ZNWAF warrants became exercisable on August 14, 2017 and continue to be exercisable through August 14, 2020 at a per share exercise price of $1.00. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

On October 16, 2017, the Company initiated another Unit Option Program which terminated on December 6, 2017. This Unit Option Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 15 shares of Common Stock at a warrant exercise price of $1.00 per share.

The warrant has the symbol “ZNWAG.”

The warrants became exercisable on January 8, 2018 and continue to be exercisable through January 8, 2021 at a per share exercise price of $1.00. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

On February 1, 2018, the Company’s latest Unit Option began and terminated on February 28, 2018. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) 50 shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional 50 shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $5.00.

The warrant has the symbol “ZNWAH.”

The warrants became exercisable on April 2, 2018 and continue to be exercisable through April 2, 2019 at a per share exercise price of $5.00.

For the three months ended March 31, 2018, approximately $3,835,000 was raised under the DSPP program.

The warrants represented by the ticker ZNWAA are tradable on the NASDAQ market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-Q, are not tradeable and are used internally for classification and accounting purposes only.

The warrant transactions since January 1, 2018 are shown in the table below:

	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	Total
Outstanding warrants, December 31, 2017	1,524,617	275,152	294,334	3,028,119	460,231	414,300	-	5,996,753
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00
Warrant Termination Date	1/31/2020	5/2/2018	5/2/2019	5/2/2020	8/14/2020	1/8/2021	4/2/2019
Change during 2018 to:
Issued	-	-	-	10,493	50	30	373,650	384,223
Exercised	(12,825)	(76,015)	(6,194)	(408,346)	(51,585)	(159,385)	-	(714,350)
Expired	-	-	-	-	-	-	-	-
Outstanding warrants, March 31, 2018	1,511,792	199,137	288,140	2,630,266	408,696	254,945	373,650	5,666,626

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

E. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows:

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAC Warrants	January 2015 – March 2016	1.00	May 02, 2018
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017 – July 2017	1.00	August 14, 2020
ZNWAG Warrants	October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants	February 2018	5.00	April 2, 2019

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2018	December 31, 2017
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	18,465	14,999
Capitalized salary costs	2,371	2,034
Capitalized interest costs	432	346
Legal costs, license fees and other preparation costs	4,365	4,087
Other costs	301	229
	*25,934	21,695

*The unproved oil and gas properties balance at March 31, 2018 contains approximately $1,998,000 in unpaid amounts.

Changes in Unproved oil and gas properties during the three months ended March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	3,466	1,707
Capitalized salary costs	337	245
Capitalized interest costs	86	-
Legal costs, license fees and other preparation costs	278	103
Other costs	72	-
	*4,239	*2,055

* Inclusive of non-cash amounts of approximately $2,381,000 and $997,000 during the three months ended March 31, 2018, and 2017, respectively.

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

The Notes contain a convertible option that gives rise to a derivative liability, which is accounted for separately from the Notes (see below and Note 6). Accordingly, the Notes were initially recognized at fair value of approximately $1,844,000, which represents the principal amount of $3,470,000 from which a debt discount of approximately $1,626,000 (which is equal to the fair value of the convertible option) was deducted.

During the three months ended March 31, 2018, the Company recorded approximately $6,000 in amortization expense related to the deferred financing costs, and approximately $80,000 in debt discount amortization. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

On May 2, 2017, the Company paid its annual 10% interest to its bondholders of record on April 18, 2017. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $1.20 was determined based on the 30 trading days prior to the record date of April 18, 2017. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 289,213 shares to the accounts of its bondholders.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 5 - Senior Convertible Bonds (cont’d)

Through the three months ended March 31, 2018 approximately 730 convertible bonds of $100 each, have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 32,000 shares of its Common Stock during the same period.

	March 31, 2018	December 31, 2017
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844	$1,844
Debt discount amortization, net	$439	$359
Bonds converted to shares	$(184)	$(111)
Offering cost, net	$(84)	$(90)
10% senior Convertible bonds – Long Term Liability	$2,015	$2,002

The Company recognized $86,000 in capitalized interest for the three months ended March 31, 2018.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Derivative Liability (cont’d)

As of March 31, 2018, the Company’s liabilities that are measured at fair value are as follows:

	March 31, 2018		December 31, 2017
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	5,400	5,400	1,866	1,866

Change in value of derivative liability during 2018 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2017	1,866
Loss on derivative liability	3,534
Derivative liability fair value at March 31, 2018	5,400

The following table presents the assumptions that were used for the model as of March 31, 2018:

	March 31, 2018	December 31, 2017
Convertible Option Fair Value of approximately	$5,400,000	$1,866,000
Annual Risk-free Rate	2.36%	2.03%
Volatility	79.03%	68.04%
Expected Term (years)	3.09	3.34
Convertible Notes Face Value	$3,285,900	$3,358,900
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$4.76	$2.16

During the three months ended March 31, 2018, the Company recorded a loss of approximately $3,534,000 (net) within the Statements of Operations line item, (loss) gain on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

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

The Company acknowledges that these new regulations are likely increase both the time and the expenditures associated with obtaining new exploration rights and drilling new wells.

C. Bank Guarantees

As of March 31, 2018, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,356,000) and others (approximately $84,000) with respect to its drilling operation in an aggregate amount of approximately $1,440,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

Note 8 - Subsequent Events

(i)	On April 2, 2018 the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer& Trust Company, LLC (the “Subscription Agent”), at no cost to the shareholders, of non-transferable Subscription Rights to purchase Rights (each “Right” and collectively, the “Rights”) of its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable rights to subscribe for Rights, with each Right comprised of one share of our Common Stock, par value $0.01 per share (the "Common Stock") and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right may be purchased at a per Right subscription price of $5.00. Each Warrant affords the investor the opportunity to purchase one share of our Common Stock at a warrant exercise price of $3.00. The warrants will become exercisable on June 29, 2018 and will continue to be exercisable for one year thereafter.

Each shareholder received .10 (one tenth) of a subscription right (i.e. one subscription right for each 10 shares owned) for each share of the Company’s Common Stock owned on the Record Date. The 2018 Subscription Rights Offering terminates on May 31, 2018. In association with this 2018 Subscription Rights Offering, the Company incurred approximately $79,000 in agency and setup costs prior to March 31, 2018. These costs are properly classified on our balance sheet.

(ii)	On April 6, 2018, options to purchase 14,000 shares of Common Stock were granted to seven staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 5, 2028. The fair value of the options at the date of grant amounted to approximately $62,000.

(iii)	Approximately $1,000,000 was raised through the Company’s DSPP program from April 1 through 26, 2018.

(iv)	On May 2, 2018, the Company paid its annual 10% interest to its bondholders of record on April 18, 2018. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average Zion stock price of $4.679 was determined based on the 30 trading days prior to the record date of April 18, 2018. This figure was used to divide into 10% of the par value of the bonds held by the holders. The company issued 70,780 shares to the accounts of its bondholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of over 18 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”), currently trades on the NASDAQ Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented in preparation for upcoming testing of multiple zones of interest, including zone(s) where free-flowing hydrocarbons were collected after circulating mud in the borehole. After our review of the open-hole logs, we have finalized the testing program. The Ministry of Energy approved the well testing protocol on April 29, 2018. We have begun our testing program, and it may take several weeks to complete.

Zion has encountered movable oil and gas in the well’s drilling mud. However, as of the date of this report on Form 10-Q, we are not able to confirm whether the well will be commercially productive and will not be able to do so until after testing and evaluation of the MJ#1 well is complete.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of May, 2018.

The Megiddo-Jezreel License was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL (~99,000 acres) is onshore, south and west of the Sea of Galilee. In November of 2016, the State of Israel’s Petroleum Commissioner officially approved the Company’s drilling date and license extension request.

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

Although the Company’s MJ #1 well has reached its total depth and is currently undergoing formation testing, as of the date of this report on Form 10-Q, we are not able to confirm whether the well will be commercially productive and will not be able to do so until after fully testing and evaluating the well.

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

We acknowledge that these new regulations are likely to increase the expenditures associated with obtaining new exploration rights and drilling new wells. The company expects that additional financial burdens could occur as a result of the Ministry requiring cash reserves that could otherwise be used for operational purposes.

Capital Resources Highlights

We need to raise significant funds to finance the continued exploration and production efforts and maintain orderly operations. To date, we have funded our operations through the issuance of our securities and convertible debt. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on terms favorable to us (or at all).

The Dividend Reinvestment and Stock Purchase Plan

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors could purchase shares of the Company’s Common Stock as well as units of the Company’s securities. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended.

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

Please see Footnote 3E (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific unit programs, dates, and filings during the years 2015 through 2017.

For the three months ended March 31, 2018, approximately $3,835,000 was raised under the DSPP program. Of this amount, approximately $727,000 was received through the exercise of warrants, representing 19% of the $3,835,000 total received.

The Warrants transactions since January 1, 2018 are shown in the table below:

	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	Total
Outstanding warrants, December 31, 2017	1,524,617	275,152	294,334	3,028,119	460,231	414,300	-	5,996,753
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00
Warrant Termination Date	1/31/2020	5/2/2018	5/2/2019	5/2/2020	8/14/2020	1/8/2021	4/2/2019
Change during 2018 to:
Issued	-	-	-	10,493	50	30	373,650	384,223
Exercised	(12,825)	(76,015)	(6,194)	(408,346)	(51,585)	(159,385)	-	(714,350)
Expired	-	-	-	-	-	-	-	-
Outstanding warrants, March 31, 2018	1,511,792	199,137	288,140	2,630,266	408,696	254,945	373,650	5,666,626

According to the warrant table, the Company could potentially raise up to approximately $8,673,000 if all outstanding warrants were exercised by its holders.

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes in connection with the rights offering. The Company received net proceeds of approximately $3,334,000 from the sale of the Notes after deducting fees and expenses of $136,000 incurred in connection with the offering. These costs have been discounted as deferred offering costs.

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

During the three months ended March 31, 2018, the Company recorded approximately $28,000 in amortization expense related to the deferred financing costs, and approximately $80,000 in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Through the three months ended March 31, 2018 approximately 730 convertible bonds of $100 each, have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 32,000 shares of its Common Stock during the same period.

The Company recognized $86,000 in capitalized interest for the three months ended March 31, 2018. The Company recognized $ 0 as interest expense for the three months ended March 31, 2018. On May 2, 2017, the Company paid its annual 10% interest (in-kind) to the bondholders of record on April 18, 2017.

2018 Subscription Rights Offering

On April 2, 2018 the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer& Trust Company, LLC (the “Subscription Agent”), at no cost  to the shareholders, non-transferable Subscription Rights to purchase Rights (each “Right” and collectively, the “Rights”) of its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable rights to subscribe for Rights, with each Right comprised of one share of our Common Stock, par value $0.01 per share (the "Common Stock") and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right may be purchased at a per Right subscription price of $5.00. Each Warrant affords the investor the opportunity to purchase one share of our Common Stock at a warrant exercise price of $3.00. The warrants will become exercisable on June 29, 2018 and will continue to be exercisable for one year thereafter.

Each shareholder received .10 (one tenth) of a subscription right (i.e. one subscription right for each 10 shares owned) for each share of the Company’s Common Stock owned on the Record Date. The 2018 Subscription Rights Offering terminates on May 31, 2018.

A total of 5,720,000 Rights have been set aside by the Company for this 2018 Subscription Rights Offering. At $5.00 for each Right, the Company could potentially raise up to $28,600,000 (exclusive of an estimated $250,000 in offering costs) if all rights were subscribed by shareholders. At a $3.00 exercise price for the warrants, an additional $17,160,000 could potentially be raised from the warrants, beginning on June 29, 2018, provided that all warrants will be exercised. No assurance can be given that these figures will be reached, or even close to it.

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be able to be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

During the three months end March 31, 2018, and 2017, the Company did not record any non-cash impairment.

The total net book value of our unproved oil and gas properties under the full cost method was $25,934,000 at March 31, 2018.

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

RESULTS OF OPERATIONS

	For the three months ended March 31
	2018	2017
	(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,959	2,847
Other	553	676
Subtotal Operating costs and expenses	2,512	3,523

Loss (gain) on derivative liability	3,534	(273)

Other expense, net	205	125

Net loss	6,251	3,375

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2018 were $2,512,000 compared to $3,523,000 for the three months ended March 31, 2017. The decrease in operating costs and expenses during the three months ended March 31, 2018 compared to the corresponding period in 2017 is primarily attributable to decrease in general and administrative expenses driven by the non-cash expenses associated with stock option grants, and by a decrease in other expenses.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2018 were $1,959,000, compared to $2,847,000 for the three months ended March 31, 2017. The decrease in general and administrative expenses during the three months ended March 31, 2018 compared to the corresponding period in 2017 is primarily attributable to lower non-cash expenses recorded in connection with stock option grants during 2018.

Other expenses. Other expenses during the three months ended March 31, 2018 were $553,000, compared to $676,000 for the three months ended March 31, 2017. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three months ended March 31, 2018 compared to the corresponding period in 2017 is primarily attributable to less marketing expenses associated with investor relations activities.

Loss, (gain) on derivative liability. Loss, (gain) on derivative liability during the three months ended March 31, 2018 was $3,534,000 compared to ($273,000) for the three months ended March 31, 2017. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The loss on derivative liability during the three months ended March 31, 2018 compared to the gain on derivative liability during the three months ended March 31, 2017 is primarily due to the increase in the share price of our common stock that occurred during the three months ended March 31, 2018.

Other expense, net. Other expense, net for the three months ended March 31, 2018 was $205,000 compared to $125,000 for the three months ended March 31, 2017. The increase in other expense, net during the three months ended March 31, 2018 compared to the corresponding period in 2017 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”).

Net Loss. Net loss for the three months ended March 31, 2018 was $6,251,000 compared to $3,375,000 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the issuance of convertible debt, as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the three months ended March 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2018, we had approximately $4,770,000 in cash and cash equivalents compared to $6,892,000 at December 31, 2017, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $(1,602,000) at March 31, 2018 and $3,646,000 at December 31, 2017. The derivative liability at March 31, 2018 was $5,400,000 and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $3,798,000 at March 31, 2018 and $5,512,000 at December 31, 2017.

As of March 31, 2018, we provided bank guarantees to various governmental bodies (approximately $1,356,000) and others (approximately $84,000) in respect of our drilling operation in the aggregate amount of approximately $1,440,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

During the three months ended March 31, 2018, cash used in operating activities totaled $985,000. Cash provided by financing activities during the three months ended March 31, 2018 was $3,754,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities, such as unproved oil and gas properties, other assets and restricted bank deposits was $4,891,000 for the three months ended March 31, 2018.

We expect to incur additional significant expenditures to further our exploration and development programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling, testing or completing a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations, through July 31, 2018.

We will need to raise funds in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required. No assurance can be provided that we will be able to raise the needed operating capital through our current rights offering that is continuing through May 31, 2018.

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

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through March 31, 2018.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2018 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks.  A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2018 through March 31, 2018, the USD has fluctuated by approximately 1.4% against the NIS. During the period January 1, 2017 through December 31, 2017, the USD fluctuated by approximately (9.8%) against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2018, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $5,354,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2018 was approximately 0.10%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2018, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended March 31, 2018, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 8, 2018	Date:	May 8, 2018

