Form 10-Q
period 2018-06-30
ZION OIL & GAS INC
filed 2018-08-08
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2018; or

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

(214) 221-4610

(Registrant’s telephone number, including area code)

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

As of July 25, 2018, Zion Oil & Gas, Inc. had outstanding 59,333,575 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Balance Sheets as of (Unaudited)

	June 30, 2018	December 31, 2017
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	5,937	6,892
Fixed short-term bank deposits – restricted	521	1,197
Prepaid expenses and other	325	434
Other deposits	337	540
Governmental receivables (see Note 8)	568	1,237
Other receivables	154	133
Total current assets	7,842	10,433

Unproved oil and gas properties, full cost method (see Note 4)	30,339	21,695

Property and equipment at cost
Net of accumulated depreciation of $430 and $453	172	196

Other assets
Fixed long-term bank deposits – restricted	930	990
Assets held for severance benefits	258	234
Total other assets	1,188	1,224

Total assets	39,541	33,548

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,288	2,750
Asset retirement obligation	470	470
Derivative liability (see Note 6)	4,432	1,866
Accrued liabilities	1,834	1,701
Total current liabilities	9,024	6,787

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $77 and $90 and unamortized debt discount of $1,106 and $1,267 at June 30, 2018 and December 31, 2017 respectively (see Note 5)	2,092	2,002
Obligation under capital lease, net of current maturities of $10	34	39
Provision for severance pay	311	280
Total long-term liabilities	2,437	2,321

Total liabilities	11,461	9,108

Commitments and contingencies (see Note 7)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at June 30, 2018: Issued and outstanding: 59,280,017 and 55,888,399 shares at June 30, 2018 and December 31, 2017, respectively	593	559
Additional paid-in capital	195,583	184,485
Accumulated deficit	(168,096)	(160,604)
Total stockholders’ equity	28,080	24,440

Total liabilities and stockholders’ equity	39,541	33,548

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Operations (Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	1,336	1,233	3,295	4,080
Other	680	774	1,233	1,450
Loss from operations	(2,016)	(2,007)	(4,528)	(5,530)

Other income (expense), net
Gain, (loss) on derivative liability	968	(2,853)	(2,566)	(2,580)
Other income, net	-	-	-	10
Foreign exchange (loss), gain	(69)	79	(101)	110
Financial expenses, net	(124)	(190)	(297)	(356)

Loss before income taxes	(1,241)	(4,971)	(7,492)	(8,346)
Income taxes	-	-	-	-

Net loss	(1,241)	(4,971)	(7,492)	(8,346)

Net loss per share of common stock - basic and diluted (in US$)	(0.02)	(0.10)	(0.13)	(0.17)

Weighted-average shares outstanding - basic and diluted (in thousands)	59,346	50,245	58,499	48,714

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440
Funds received from RO	656	7	3,074	—	3,081
Funds received from sale of DSPP units and shares	2,490	25	5,928	—	5,953
Value of bonds converted to shares	37	*	168	—	168
Bonds interest paid in shares	71	1	330	—	331
Funds received from option exercises	138	1	17	—	18
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,581	—	1,581
Net loss	—	—	—	(7,492)	(7,492)
Balances as of June 30, 2018	59,280	593	195,583	(168,096)	28,080

The accompanying notes are an integral part of the unaudited interim financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2018	2017
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(7,492)	(8,346)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	31	22
Capital gain on sale of property and equipment	-	(10)
Loss on Fixed Asset Disposal	3	-
Cost of options issued to employees, directors and others as non-cash compensation	1,253	2,383
Amortization of debt discount related to convertible bonds	258	317
Change in derivative liability	2,566	2,580
Change in assets and liabilities, net:
Other deposits	203	(533)
Prepaid expenses and other	109	(63)
Governmental receivables	669	(573)
Other receivables	(21)	(3)
Severance pay	7	(1)
Accounts payable	(123)	(12)
Accrued liabilities	212	85
Net cash used in operating activities	(2,325)	(4,154)

Cash flows from investing activities
Acquisition of property and equipment	(10)	(42)
Proceeds from sale of property and equipment	-	14
Investment in unproved oil and gas properties	(8,403)	(2,920)
Net cash used in investing activities	(8,413)	(2,948)

Cash flows from financing activities
Payments related to capital lease	(5)	(18)
Proceeds from exercise of stock options	18	14
Proceeds from Rights Offering	3,081	-
Proceeds from sale of stock and exercise of warrants	5,953	8,539
Net cash provided by financing activities	9,047	8,535

Net (decrease), increase in cash, cash equivalents and restricted cash	(1,691)	1,433
Cash, cash equivalents and restricted cash – beginning of period	9,079	4,487
Cash, cash equivalents and restricted cash – end of period	7,388	5,920

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	328	191
Unpaid investments in oil & gas properties	3,388	1,947
Convertible Bond interest paid in shares	331	346
10% Senior Convertible Bonds converted to shares	168	57
Acquisition of property and equipment under capital lease	-	71
Capitalized convertible bond interest attributed to oil and gas properties	156	-

The accompanying notes are an integral part of the unaudited interim financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30, 2018	December 31, 2017
	US$ thousands	US$ thousands
Cash and cash equivalents	5,937	6,892
Restricted cash included in fixed short-term bank deposits	521	1,197
Restricted cash included in fixed long-term bank deposits	930	990
	7,388	9,079

Zion Oil & Gas, Inc.

Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 18 years of oil & gas exploration in Israel. As of June 30, 2018, the Company has no revenues from its oil and gas operations.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018. We have begun our testing program and the Company expects that testing will be concluded in the third quarter of 2018.

Depending on the final outcome and results of the current MJ #1 well and having adequate cash resources, multiple wells could be drilled from this pad site as several subsurface geologic targets are reachable using directional well trajectories.

Megiddo-Jezreel Petroleum License, No. 401 (“MJL”)

The MJL was awarded on December 3, 2013 for a three-year primary term through December 2, 2016, with the possibility of additional one-year extensions up to a maximum of seven years. The MJL lies onshore, south and west of the Sea of Galilee, and the Company continues its exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In late November 2016, The State of Israel’s Petroleum Commissioner officially approved Zion’s drilling date and license extension request.

On October 30, 2017, the Company sought a multi-year extension to its existing license. After receiving feedback from Israel’s Petroleum Commissioner, the Company submitted a revised extension request on November 9, 2017. On November 20, 2017, Israel’s Petroleum Commissioner officially approved the Company’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019. Until recently, the Company remained subject to the following updated key license terms:

No.	Activity Description	Execution by:
1	Submit final report on the results of drilling	31 May 2018
2	Submit program for continuation of work under license	30 June 2018

On June 1, 2018, Zion submitted its Megiddo-Jezreel #1 End of Well Report (EOWR) for the MJL, thus fulfilling our item No. 1 Final Report license work plan obligation, shown above.

On June 14, 2018 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary because the Company had still not completed testing and evaluating all planned testing zones. On July 1, 2018, Israel’s Petroleum Commissioner granted Zion’s work program report extension to November 1, 2018, as shown below.

No.	Activity Description	Execution by:
1	Submit program for continuation of work under license	1 November 2018

Therefore, Zion now has until November 1, 2018 to decide on and provide a continued work program for our license area and until late in 2019 to spud a 2nd well.

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

B. Basis of Presentation

The accompanying unaudited interim financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2018, the Company incurred a net loss of approximately $7.5 million and had an accumulated deficit of approximately $168 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,265,636 and 9,588,898 Common Stock equivalents in the six-month period ended June 30, 2018 and 2017 respectively, would be anti-dilutive.

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

During the six months ended June 30, 2018, and 2017, the Company did not record a non-cash impairment charge of its unproved oil and gas properties (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $30,339,000 and $21,695,000 as of June 30, 2018, and December 31, 2017, respectively.

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

F. Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion will adopt ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles, among others. Those leases, and new leases entered in the future, will be accounted for under ASU 2016-02 in 2019 by establishing a right-of-use asset and a corresponding lease liability.

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

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the six months ended June 30, 2018, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

i.	Options to purchase 330,000 shares of Common Stock to 23 senior officers, staff members and consultants at an exercise price of $.01 per share. The options have vesting schedules of 165,000 shares on June 30, 2018 and 165,000 shares on December 31, 2018. The options are exercisable through January 1, 2028. The fair value of the options at the date of grant amounted to approximately $759,000.

ii.	Options to purchase 110,000 shares of Common Stock to five senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2028. The fair value of the options at the date of grant amounted to approximately $250,000.

iii.	Options to purchase 55,000 shares of Common Stock to three consultants an exercise price of $0.01 per share. The options vested upon grant and are exercisable through March 1, 2018. However, the exercisability of these options is subject to the following schedule: (a) 27,500 options are exercisable on June 30, 2018 and (b) the remaining 27,500 options are exercisable on June 30, 2019. The fair value of the options at the date of grant amounted to $222,000.

iv.	Options to purchase 14,000 shares of Common Stock to seven staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 5, 2028. The fair value of the options at the date of grant amounted to approximately $62,000.

B. 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2018, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

i.	Options to purchase 400,000 shares of Common Stock to eight board members at an exercise price of $2.31 per share. The options vested upon grant and are exercisable through January 1, 2024. The fair value of the options at the date of grant amounted to approximately $428,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2018 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2017	4,339,443	1.37

Changes during 2018 to:
Granted to employees, officers, directors and others *	909,000	1.02
Expired/Cancelled/Forfeited	-	-
Exercised	(137,500)	0.13
Outstanding, June 30, 2018	5,110,943	1.34
Exercisable, June 30, 2018	4,908,443	1.38

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of June 30, 2018:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	5.37	0.01
—	—	—	—	0.01	15,000	5.76	0.01
—	—	—	—	0.01	5,000	5.95	0.01
—	—	—	—	0.01	10,500	7.10	0.01
—	—	—	—	0.01	10,000	7.25	0.01
—	—	—	—	0.01	25,000	7.50	0.01
—	—	—	—	0.01	305,000	7.93	0.01
—	—	—	—	0.01	25,000	8.50	0.01
—	—	—	—	0.01	550,000	8.50	0.01
—	—	—	—	0.01	10,000	8.51	0.01
—	—	—	—	0.01	80,000	8.79	0.01
0.01	10,000	9.25	0.01	0.01	30,000	9.25	0.01
0.01	147,500	9.50	0.01	0.01	*140,000	9.50	0.01
—	—	—	—	0.01	**45,000	9.66	0.01
—	—	—	—	0.01	110,000	9.51	0.01
—	—	—	—	0.01	8,000	9.77	0.01
—	—	—	—	1.33	25,000	4.83	1.33
—	—	—	—	1.38	108,000	2.51	1.38
—	—	—	—	1.38	123,057	6.52	1.38
—	—	—	—	1.55	400,000	3.93	1.55
—	—	—	—	1.67	390,000	2.25	1.67
—	—	—	—	1.67	448,886	6.26	1.67
—	—	—	—	1.70	120,000	0.48	1.70
—	—	—	—	1.70	298,500	4.48	1.70
—	—	—	—	1.73	25,000	0.53	1.73
—	—	—	—	1.75	400,000	5.02	1.70
—	—	—	—	1.86	25,000	0.43	1.86
—	—	—	—	1.87	25,000	3.59	1.87
—	—	—	—	1.95	25,000	1.75	1.95
—	—	—	—	1.96	25,000	1.18	1.96
—	—	—	—	2.03	25,000	2.84	2.03
—	—	—	—	2.28	25,000	1.03	2.28
—	—	—	—	2.31	400,000	5.51	2.31
—	—	—	—	2.61	681,500	3.43	2.61
0.01	157,500		0.01	0.01-2.61	4,953,443		1.38

*	17,500 are exercisable on December 31, 2018.
**	27,500 are exercisable on June 30, 2019.
9

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2018	2017
Weighted-average fair value of underlying stock at grant date	$2.34	$1.44
Dividend yields	—	—
Expected volatility	68%-75%	45%-60%
Risk-free interest rates	2.01%-2.58%	1.45%-1.94%
Expected lives (in years)	3.00-5.50	3.00-5.00
Weighted-average grant date fair value	$1.73	$1.18

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the six months ended June 30,
2018	2017
US$ thousands	US$ thousands
1,279	2,364

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the six months ended June 30,
2018	2017
US$ thousands	US$ thousands
302	210

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the six months ended June 30,
2018	2017
US$ thousands	US$ thousands
328	191

As of June 30, 2018, there was approximately $191,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the years 2018 and 2019.

E. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 27, 2014, the Company launched its Dividend Reinvestment and Stock Purchase Plan (the “DSPP”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities directly from the Company. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended.

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

On November 1, 2016, the Company launched a unit offering (the “Unit Program”) under the Company’s DSPP pursuant to which participants could purchase units comprised of seven shares of Common Stock and seven Common Stock purchase warrants, at a per unit purchase price of $10. The warrant is referred to as “ZNWAE.”

The ZNWAE warrants became exercisable on May 1, 2017 and continue to be exercisable through May 1, 2020 at a per share exercise price of $1.00. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share at the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company may, in its sole discretion, accelerate the termination of the warrant upon providing 60 days advanced notice to the warrant holders.

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

On May 22, 2017, the Company launched a new unit offering (the “New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The New Unit Program terminated on July 12, 2017. This New Unit Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as ZNWAF.”

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

On October 16, 2017, the Company initiated another Unit Option Program which terminated on December 6, 2017. This Unit Option Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 15 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as “ZNWAG.”

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

On February 1, 2018, the Company’s latest Unit Option began and terminated on February 28, 2018. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) 50 shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional 50 shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $5.00. The warrant is referred to as “ZNWAH.”

The warrants became exercisable on April 2, 2018 and continue to be exercisable through April 2, 2019 at a per share exercise price of $5.00.

For the six months ended June 30, 2018, approximately $5,953,000 was raised under the DSPP program.

The warrants represented by the ticker ZNWAA are tradable on the NASDAQ market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-Q, are not tradeable and are used internally for classification and accounting purposes only.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 3 - Stockholders’ Equity (cont’d)

E. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017 – July 2017	1.00	August 14, 2020
ZNWAG Warrants	October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants	February 2018	5.00	April 2, 2019
ZNWAI Warrants	April 2018 – May 2018	3.00	June 29, 2019

*	Zion’s ZNWAB Warrants expired on May 2, 2017 and its ZNWAC Warrants expired on May 2, 2018

F. Subscription Rights Offering

On April 2, 2018 the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer & Trust Company, LLC (the “Subscription Agent”), at no cost to the shareholders, of non-transferable Subscription Rights to purchase Rights (each “Right” and collectively, the “Rights”) of its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable rights to subscribe for Rights, with each Right comprised of one share of the Company Common Stock, par value $0.01 per share (the “Common Stock”) and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right may be purchased at a per Right subscription price of $5.00. Each Warrant affords the investor the opportunity to purchase one share of the Company Common Stock at a warrant exercise price of $3.00. The warrants will become exercisable on June 29, 2018 and will continue to be exercisable for one year thereafter. The warrant has the symbol “ZNWAI.”

Each shareholder received ..10 (one tenth) of a subscription right (i.e. one subscription right for each 10 shares owned) for each share of the Company’s Common Stock owned on the Record Date.

The 2018 Subscription Rights Offering terminated on May 31, 2018. The Company raised net proceeds of approximately $3,081,000, from the sale of the Rights, after deducting fees and expenses of $200,000 incurred in connection with the rights offering.

G. Warrant Table

The warrant transactions since January 1, 2018 are shown in the table below:

	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	Total
Outstanding warrants, December 31, 2017	1,524,617	275,152	294,334	3,028,119	460,231	414,300	-	-	5,996,753
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00	$3.00
Warrant Termination Date	1/31/2020	5/2/2018	5/2/2019	5/2/2020	8/14/2020	1/8/2021	4/19/2019	6/29/2019
Change during 2018 to:
Issued	-	-	-	10,493	50	30	373,400	656,274	1,040,247
Exercised	(25,483)	(196,913)	(47,518)	(885,276)	(91,236)	(173,212)	(1,000)	-	(1,420,638)
Expired	-	(78,239)	-	-	-	-	-	-	(78,239)
Outstanding and exercisable warrants, June 30, 2018	1,499,134	-	246,816	2,153,336	369,045	241,118	372,400	656,274	5,538,123

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2018	December 31, 2017
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	22,325	14,999
Capitalized salary costs	2,457	2,034
Capitalized interest costs	502	346
Legal costs, license fees and other preparation costs	4,683	4,087
Other costs	372	229
	*30,339	21,695

*	The unproved oil and gas properties balance at June 30, 2018 contains approximately $3,388,000 in unpaid amounts.

Changes in Unproved oil and gas properties during the six months ended June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	7,326	4,449
Capitalized salary costs	423	311
Capitalized interest costs	156	-
Legal costs, license fees and other preparation costs	596	258
Other costs	143	40
	*8,644	*5,058

*	Inclusive of non-cash amounts of approximately $3,872,000 and $2,138,000 during the six months ended June 30, 2018, and 2017, respectively.

Note 5 - Senior Convertible Bonds

Rights Offering -10% Senior Convertible Notes due May 2, 2021

On October 21, 2015, the Company filed with the SEC a prospectus supplement for a rights offering. Under the rights offering, the Company distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes”), to shareholders of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100 per bond. Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer & Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

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

During the six months ended June 30, 2018, the Company recorded approximately $13,000 in amortization expense related to the deferred financing costs, approximately $161,000 in debt discount amortization, and approximately $84,000 related to financing costs associated with notes converted to shares. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

On May 2, 2018, the Company paid its annual 10% interest to its bondholders of record on April 18, 2018. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $4.68 was determined based on the 30 trading days prior to the record date of April 18, 2018. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 70,780 shares to the accounts of its bondholders.

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

Beginning May 3, 2018, the Company was entitled to redeem for cash the outstanding Notes at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes due May 2021, which means that the Company is not required to periodically redeem or retire the Notes due May 2021.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 5 - Senior Convertible Bonds (cont’d)

Through the six months ended June 30, 2018 approximately 844 convertible bonds of $100 each, have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 37,000 shares of its Common Stock and recorded approximately $84,000 in financial expenses during the same period.

	June 30, 2018	December 31, 2017
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, net of debt discount on derivative liability of $1,626,000 on the day of issuance	$1,844	$1,844
Debt discount amortization, net	$520	$359
Bonds converted to shares	$(195)	$(111)
Offering cost, net	$(77)	$(90)
10% senior Convertible bonds – Long Term Liability	$2,092	$2,002

The Company recognized $156,000 in capitalized interest for the six months ended June 30, 2018.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Derivative Liability (cont’d)

As of June 30, 2018, the Company’s liabilities that are measured at fair value are as follows:

	June 30, 2018		December 31, 2017
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	4,432	4,432	1,866	1,866

Change in value of derivative liability during 2018 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2017	1,866
Loss on derivative liability	2,566
Derivative liability fair value at June 30, 2018	4,432

The following table presents the assumptions that were used for the model as of June 30, 2018:

	June 30, 2018	December 31, 2017
Convertible Option Fair Value of approximately	$4,432,000	$1,866,000
Annual Risk-free Rate	2.61%	2.03%
Volatility	82.50%	68.04%
Expected Term (years)	2.84	3.34
Convertible Notes Face Value	$3,274,500	$3,358,900
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$4.06	$2.16

During the six months ended June 30, 2018, the Company recorded a loss of approximately $2,566,000 (net) within the Statements of Operations line item, (loss) gain on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 - Commitments and Contingencies

A. Litigation

From time to time, the Company may be subject to routine litigation, claims, or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters.

B. Investigation

On June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the Securities and Exchange Commission (“SEC”), informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Zion, an SEC-reporting company with audited financial statements in the US and Israel for over a decade, is fully cooperating with this investigation. Until receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation. The SEC stated that “the investigation and the subpoena do not mean that we have concluded that [Zion] or anyone else has violated the law.”

On July 11, 2018, Zion filed a current report on Form 8-K disclosing the SEC investigation and stating that it will fully cooperate with the investigation. Until the receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation.

The Company cannot predict with certainty the outcome or effect of any such investigation or whether it will lead to any claim or litigation.

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

On December 27, 2017, the Energy Ministry published a document entitled The Petroleum Commissioner’s Guidelines for Approving a Discovery. New field discoveries will need to adhere to these new regulations.

The Company acknowledges that these new regulations are likely increase both the time and the expenditures associated with obtaining new exploration rights and drilling new wells.

D. Bank Guarantees

As of June 30, 2018, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,290,000) and others (approximately $82,000) with respect to its drilling operation in an aggregate amount of approximately $1,372,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

Note 8 - Governmental Receivables

At June 30, 2018, governmental receivables included approximately $537,000 due from The State of Israel for VAT refunds and an additional $31,000 from the State of Israel for BLO refunds.

Note 9 - Subsequent Events

(i)	On July 2, 2018, the Company granted options under the 2011 Non-Employee Directors Plan to one new director to purchase 25,000 shares of Common Stock at an exercise price of $4.15 per share. The options vested upon grant and are exercisable through July 2, 2024. The fair value of the options at the date of grant amounted to approximately $55,000.

(ii)	Approximately $400,000 was raised through the Company’s DSPP program from July 1 through 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	Our ability to raise sufficient capital to successfully test, complete and produce our current exploratory well if applicable and continue with exploratory efforts within our license area;

●	the impact of the Securities and Exchange Commission’s (“SEC”) non-public, fact-finding inquiry into the Company stemming from the receipt on June 21, 2018 of a subpoena to produce documents;

●	the going concern qualification in our financial statements;

●	our ability to explore for and develop oil and natural gas resources successfully and economically;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	our ability to maintain our current exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which the drilling of our exploratory well and the exploratory activities will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

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

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018. We have begun our testing program and depending on the success of the MJ#1 testing results, the Company expects that testing will be concluded in the third quarter of 2018.

Zion encountered movable oil and gas in the well’s drilling mud during drilling. However, as of the date of this report on Form 10-Q, we are not able to confirm whether the well will be commercially productive and we will not be able to do so until after we complete testing and evaluating the MJ#1 well.

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

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of July 2018.

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In late November 2016, The State of Israel’s Petroleum Commissioner officially approved Zion’s drilling date extension request.

On October 30, 2017, the Company sought a multi-year extension to its existing license. After receiving feedback from Israel’s Petroleum Commissioner, the Company submitted a revised extension request on November 9, 2017. On November 20, 2017, Israel’s Petroleum Commissioner officially approved Zion’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019. Until recently, the Company remained subject to the following updated key license terms:

No.	Activity Description	Execution by:
1	Submit final report on the results of drilling	31 May 2018
2	Submit program for continuation of work under license	30 June 2018

On June 1, 2018, Zion submitted its Megiddo-Jezreel #1 End of Well Report (EOWR) for the Megiddo-Jezreel License No.  401, thus fulfilling its No. 1 Final Report license work plan obligation, shown above.

On June 14, 2018 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401.  The additional time was necessary because we had still not completed testing and evaluating all planned testing zones. On July 1, 2018, Israel’s Petroleum Commissioner granted Zion’s work program report extension to November 1, 2018, as shown below.

No.	Activity Description	Execution by:
1	Submit program for continuation of work under license	1 November 2018

Therefore, Zion has until November 1, 2018 to decide on and provide a continued work program for its license area and until late in 2019 to spud a 2nd well.

Although the Company’s MJ #1 well has reached its total depth and is currently undergoing formation testing, as of the date of this report on Form 10-Q, the Company is not able to confirm whether the well will be commercially productive and will not be able to do so until after fully testing and evaluating the well.

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

Onshore Licensing, Oil and Gas Exploration and Environmental Guidelines

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner, the Energy Ministry, and the Environmental Ministry since in recent years as it pertains to oil and gas activities. Mention of these guidelines was included in previous Zion Oil & Gas filings.

On December 27, 2017, the Energy Ministry published a document entitled The Petroleum Commissioner’s Guidelines for Approving a Discovery. New field discoveries will need to adhere to these new regulations.

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

For the six months ended June 30, 2018, approximately $5,953,000 was raised under the DSPP program. Of this amount, approximately $1,439,000 was received through the exercise of warrants, representing 24% of the $5,953,000 total received.

The Warrants transactions since January 1, 2018 are shown in the table below:

	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	Total
Outstanding warrants, December 31, 2017	1,524,617	275,152	294,334	3,028,119	460,231	414,300	-	-	5,996,753
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00	$3.00
Warrant Termination Date	1/31/2020	5/2/2018	5/2/2019	5/2/2020	8/14/2020	1/8/2021	4/19/2019	6/29/2019
Change during 2018 to:
Issued	-	-	-	10,493	50	30	373,400	656,274	1,040,247
Exercised	(25,483)	(196,913)	(47,518)	(885,276)	(91,236)	(173,212)	(1,000)	-	(1,420,638)
Expired	-	(78,239)	-	-	-	-	-	-	(78,239)
Outstanding warrants, June 30, 2018	1,499,134	-	246,816	2,153,336	369,045	241,118	372,400	656,274	5,538,123

According to the warrant table, the Company could potentially raise up to approximately $9,839,000 if all outstanding warrants were exercised by its holders.

10% Senior Convertible Notes due May 2, 2021

Please see Footnote 5 (“Senior Convertible Bonds”), which is a part of this Form 10-Q filing, for a description and details about the Bonds.”

2018 Subscription Rights Offering

Please see Footnote 3F (“Subscription Rights Offering”), which is a part of this Form 10-Q filing, for a description of and details about said Subscription Rights Offering.

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

During the six months end June 30, 2018, and 2017, the Company did not record any non-cash impairment.

The total net book value of our unproved oil and gas properties under the full cost method was $30,339,000 at June 30, 2018.

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

RESULTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,336	1,233	3,295	4,080
Other	680	774	1,233	1,450
Subtotal Operating costs and expenses	2,016	2,007	4,528	5,530

Loss (gain) on derivative liability	(968)	2,853	2,566	2,580

Other expense, net	193	111	398	236

Net loss	1,241	4,971	7,492	8,346

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2018 were $2,016,000 and $4,528,000 compared to $2,007,000 and $5,530,000 for the three and six months ended June 30, 2017. The slight increase in operating costs and expenses during the three months ended June 30, 2018 compared to the corresponding period in 2017 is immaterial. The decrease in operating costs and expenses during the six months ended June 30, 2018 compared to the corresponding period in 2017 is primarily attributable to decrease in general and administrative expenses driven by the non-cash expenses associated with stock option grants, and by a decrease in other expenses.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2018 were $1,336,000 and $3,295,000, compared to $1,233,000 and $4,080,000 for the three and six months ended June 30, 2017. The increase in general and administrative expenses during the three months ended June 30, 2018 compared to the corresponding period in 2017 is primarily attributable to higher non-cash expenses recognized and recorded in connection with stock option grants during 2018. The decrease in general and administrative expenses during the six months ended June 30, 2018 compared to the corresponding period in 2017 is primarily attributable to higher non-cash expenses recorded in connection with stock option granted during 2017.

Other expenses. Other expenses during the three and six months ended June 30, 2018 were $680,000 and $1,233,000, compared to $774,000 and $1,450,000 for the three and six months ended June 30, 2017. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three and six months ended June 30, 2018 compared to the corresponding period in 2017 is primarily attributable to less marketing expenses associated with investor relations activities.

Loss, (gain) on derivative liability. Loss, (gain) on derivative liability during the three and six months ended June 30, 2018 were ($968,000) and $2,566,000, compared to $2,853,000 and $2,580,000 for the three and six months ended June 30, 2017. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The (gain) loss on derivative liability during the three and six months ended June 30, 2018 compared to the loss on derivative liability during the three and six months ended June 30, 2017 is primarily due to the change in the share price of our common stock that occurred during the three and six months ended June 30, 2018.

Other expense, net. Other expense, net for the three and six months ended June 30, 2018 were $193,000 and $398,000, compared to $111,000 and $236,000 for the three and six months ended June 30, 2017. The increase in other expense, net during the three and six months ended June 30, 2018 compared to the corresponding period in 2017 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”).

Net Loss. Net loss for the three and six months ended June 30, 2018 were $1,241,000 and $7,492,000 compared to $4,971,000 and $8,346,000 for the three and six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the issuance of convertible debt, as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the six months ended June 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2018, we had approximately $5,937,000 in cash and cash equivalents compared to $6,892,000 at December 31, 2017, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $(1,182,000) at June 30, 2018 and $3,646,000 at December 31, 2017. The derivative liability at June 30, 2018 was $4,432,000 and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $3,250,000 at June 30, 2018 and $5,512,000 at December 31, 2017.

As of June 30, 2018, we provided bank guarantees to various governmental bodies (approximately $1,290,000) and others (approximately $82,000) in respect of our drilling operation in the aggregate amount of approximately $1,372,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

During the six months ended June 30, 2018, cash used in operating activities totaled $2,325,000. Cash provided by financing activities during the six months ended June 30, 2018 was $9,047,000 and is primarily attributable to proceeds received from the DSPP and the Subscription Rights Offering. Net cash used in investing activities, primarily for oil and gas exploration and testing on the MJ#1 well, and other assets was $8,413,000 for the six months ended June 30, 2018.

We expect to incur additional significant expenditures to further our exploration and development programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling, testing or completing a well, we estimate an additional minimum expenditure of approximately $1,600,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations, through September 2018.

We will need to raise funds in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required.

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through June 30, 2018.

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

Foreign Currency Exchange Rate Risks.  A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2018 through June 30, 2018, the USD has fluctuated by approximately 5.3% against the NIS. During the period January 1, 2017 through December 31, 2017, the USD fluctuated by approximately (9.8%) against the NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2018, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $6,458,000. The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2018 was approximately 0.10%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2018, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

U.S. Securities and Exchange Commission Subpoena

On June 21, 2018, we received a subpoena to produce documents from the Fort Worth office of the Securities and Exchange Commission (“SEC”), informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Until receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation. The SEC stated that “the investigation and the subpoena do not mean that we have concluded that [Zion] or anyone else has violated the law.”

We are cooperating with the SEC in this investigation. We are unable to predict when this matter will be resolved or what further action, if any, SEC may take in connection with it.

ITEM 1A.	RISK FACTORS

During the quarter ended June 30, 2018, Zion added one additional risk factor when compared to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017. The new risk factor pertains to the SEC subpoena to produce documents on June 21, 2018.

On June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it is conducting an investigation and requested that we voluntarily provide certain information and documents in connection with its investigation. We are cooperating fully with the SEC in connection with its investigation. Investigations of this nature are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, the SEC investigation can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for this investigation is a fact-intensive process that requires significant judgment. The investigation could also result in reputational harm to Zion and may have a material adverse effect on Zion’s current and future business and exploratory activities and its ability to raise capital to continue our oil and gas exploratory activities.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

On August 8, 2018, the Company received notice from Justin Furnace of his resignation as a Director effective August 13, 2018.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Victor G. Carrillo	By:	/s/ Michael B. Croswell Jr.
	Victor G. Carrillo		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 8, 2018	Date:	August 8, 2018

