Form 10-Q
period 2018-09-30
ZION OIL & GAS INC
filed 2018-11-08
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2018; or

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

As of October 29, 2018, Zion Oil & Gas, Inc. had outstanding 64,705,258 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Condensed Balance Sheets as of

	September 30, 2018	December 31, 2017
	US$ thousands	US$ thousands
Current assets	(Unaudited)
Cash and cash equivalents	5,318	6,892
Fixed short-term bank deposits – restricted	408	1,197
Prepaid expenses and other	256	434
Other deposits	290	540
Governmental receivables (see Note 8)	719	1,237
Other receivables	278	133
Total current assets	7,269	10,433

Unproved oil and gas properties, full cost method (see Note 4)	34,083	21,695

Property and equipment at cost
Net of accumulated depreciation of $443 and $453	164	196

Other assets
Fixed long-term bank deposits – restricted	930	990
Assets held for severance benefits	273	234
Total other assets	1,203	1,224

Total assets	42,719	33,548

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,706	2,750
Asset retirement obligation	470	470
Estimated liability for defending legal claims (see Note 7)	500	-
Derivative liability (see Note 6)	984	1,866
Accrued liabilities	877	1,701
Total current liabilities	4,537	6,787

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $70 and $90 and unamortized debt discount of $1,047 and $1,267 at September 30, 2018 and December 31, 2017 respectively (see Note 5)	2,152	2,002
Obligation under capital lease, net of current maturities of $10	33	39
Provision for severance pay	327	280
Total long-term liabilities	2,512	2,321

Total liabilities	7,049	9,108

Commitments and contingencies (see Note 7)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at September 30, 2018: Issued and outstanding: 64,415,398 and 55,888,399 shares at September 30, 2018 and December 31, 2017, respectively	644	559
Additional paid-in capital	202,341	184,485
+Accumulated deficit	(167,315)	(160,604)
Total stockholders’ equity	35,670	24,440

Total liabilities and stockholders’ equity	42,719	33,548

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	US$ thousands	US$ thousands	US$ thousands	US$ thousands

General and administrative	2,044	930	5,339	5,010
Other	549	477	1,782	1,927
Loss from operations	(2,593)	(1,407)	(7,121)	(6,937)

Other income (expense), net
Gain, (loss) on derivative liability	3,448	(87)	882	(2,667)
Other income, net	-	-	-	10
Foreign exchange (loss), gain	(10)	(10)	(111)	100
Financial expenses, net	(64)	42	(361)	(314)

Gain (loss) before income taxes	781	(1,462)	(6,711)	(9,808)
Income taxes	-	-	-	-

Net income (loss)	781	(1,462)	(6,711)	(9,808)

Net (loss) gain per share of common stock
Basic and diluted (in US$)	0.02	(0.03)	(0.11)	(0.20)

Weighted-average shares outstanding
Basic and diluted (in thousands)	61,089	53,382	59,312	50,252

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440
Funds received from Rights Offering	656	7	3,031	—	3,038
Funds received from sale of DSPP units and shares	7,522	75	12,533	—	12,608
Value of bonds converted to shares	40	*	175	—	175
Bonds interest paid in shares	71	1	330	—	331
Funds received from option exercises	238	2	17	—	19
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,770	—	1,770
Net loss	—	—	—	(6,711)	(6,711)
Balances as of September 30, 2018	64,415	644	202,341	(167,315)	35,670

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2018	2017
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,711)	(9,808)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	44	35
Capital gain on sale of property and equipment	-	(10)
Loss on Fixed Asset Disposal	3	-
Cost of options issued to employees, directors and others as non-cash compensation	1,431	2,418
Amortization of debt discount related to convertible bonds	325	262
Change in derivative liability	(882)	2,667
Change in assets and liabilities, net:
Other deposits	250	(530)
Prepaid expenses and other	178	141
Governmental receivables	518	(29)
Estimated liability for defending legal claims	500	-
Other receivables	(145)	(1,369)
Severance pay	8	5
Accounts payable	120	(155)
Accrued liabilities	187	(90)
Net cash used in operating activities	(4,174)	(6,463)

Cash flows from investing activities
Acquisition of property and equipment	(15)	(46)
Proceeds from sale of property and equipment	-	14
Investment in unproved oil and gas properties	(13,893)	(6,424)
Net cash used in investing activities	(13,908)	(6,456)

Cash flows from financing activities
Payments related to capital lease	(6)	(20)
Proceeds from exercise of stock options	19	550
Proceeds from Rights Offering	3,038	-
Proceeds from issuance of stock and exercise of warrants	12,608	15,353
Net cash provided by financing activities	15,659	15,883

Net (decrease), increase in cash, cash equivalents and restricted cash	(2,423)	2,964
Cash, cash equivalents and restricted cash – beginning of period	9,079	4,487
Cash, cash equivalents and restricted cash – end of period	6,656	7,451

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	339	191
Unpaid investments in oil & gas properties	1,543	3,621
Convertible Bond interest paid in shares	331	346
10% Senior Convertible Bonds converted to shares	175	146
Acquisition of property and equipment under capital lease	-	71
Capitalized convertible bond interest attributed to oil and gas properties	244	258

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30, 2018	December 31, 2017
	US$ thousands	US$ thousands
Cash and cash equivalents	5,318	6,892
Restricted cash included in fixed short-term bank deposits	408	1,197
Restricted cash included in fixed long-term bank deposits	930	990
	6,656	9,079

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 18 years of oil & gas exploration in Israel. As of September 30, 2018, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. We also have branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018. Testing of the well is ongoing and the Company expects that testing will be concluded in the fourth quarter of 2018.

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

On October 23, 2018 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary because the Company had still not completed testing and evaluating all planned testing zones. On October 28, 2018, Israel’s Petroleum Commissioner granted Zion’s work program report extension to January 31, 2019.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

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

B. Basis of Presentation

The accompanying unaudited interim condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2018, the Company incurred a net loss of approximately $6.7 million and had an accumulated deficit of approximately $167 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,673,173 and 9,059,091 Common Stock equivalents in the nine-month period ended September 30, 2018 and 2017 respectively, would be anti-dilutive.

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

During the nine months ended September 30, 2018, and 2017, the Company did not record a non-cash impairment charge of its unproved oil and gas properties (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $34,083,000 and $21,695,000 as of September 30, 2018, and December 31, 2017, respectively.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

E. Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as a liability during the term of the related Convertible Bonds (see Note 6).

 F. Stock-Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

G. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

H. Recently Adopted Accounting Pronouncements

ASU 2016-02 – Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion will adopt ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles, among others. Those leases, and new leases entered in the future, will be accounted for under ASU 2016-02 in 2019 by establishing a right-of-use asset and a corresponding lease liability. Management is in process of evaluating its leases. Although we cannot estimate the dollar value of right-to-use assets and liabilities to be recorded next year, Zion is not subject to any loan covenants and therefore, the expected increase in assets and liabilities is not expected to have a material impact on its business.

ASU 2016-15 – Statement of Cash Flows (Topic 230)

In August 2016, the FASB issued AS 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-15 on our consolidated financial statements.

ASU 2016-18 – Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required. The period ended September 30, 2018 has been reclassified to reflect this change.

ASU 2018-01 – Leases (Topic 842)

In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to “Topic 842.”

The amendments in this Update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. We are currently evaluating the impact of adopting ASU 2018-01 on our consolidated financial statements.

ASU 2018-05 – Income Taxes (Topic 740)

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. We are currently evaluating the impact of adopting ASU 2018-05 on our consolidated financial statements.

ASU 2016-15

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2016-18 on our consolidated financial statements.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

ASU 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the nine months ended September 30, 2018, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

i.	Options to purchase 330,000 shares of Common Stock to 23 senior officers, staff members and consultants at an exercise price of $.01 per share. The options have vesting schedules of 165,000 shares on June 30, 2018 and 165,000 shares on December 31, 2018. The options are exercisable through January 1, 2028. The fair value of the options at the date of grant amounted to approximately $759,000.

ii.	Options to purchase 110,000 shares of Common Stock to five senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2028. The fair value of the options at the date of grant amounted to approximately $250,000.

iii.	Options to purchase 55,000 shares of Common Stock to three consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through March 1, 2028. However, the exercisability of these options is subject to the following schedule: (a) 27,500 options are exercisable on June 30, 2018 and (b) the remaining 27,500 options are exercisable on June 30, 2019. The fair value of the options at the date of grant amounted to $222,000.

iv.

Options to purchase 14,000 shares of Common Stock to seven staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 5, 2028. The fair value of the options at the date of grant amounted to approximately $62,000.

v.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2028. The fair value of the options at the date of grant amounted to approximately $18,000.

B. 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2018, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

i.	Options to purchase 400,000 shares of Common Stock to eight board members at an exercise price of $2.31 per share. The options vested upon grant and are exercisable through January 1, 2024. The fair value of the options at the date of grant amounted to approximately $428,000.

ii.	Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $4.15 per share. The options vested upon grant and are exercisable through July 2, 2024. The fair value of the options at the date of grant amounted to approximately $55,000.

iii.	Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $1.78 per share. The options vested upon grant and are exercisable through September 4, 2024. The fair value of the options at the date of grant amounted to approximately $25,000.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2018 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2017	4,339,443	1.37

Changes during 2018 to:
Granted to employees, officers, directors and others *	969,000	1.11
Expired/Cancelled/Forfeited	(90,000)	1.84
Exercised	(237,500)	0.08
Outstanding, September 30, 2018	4,980,943	1.37
Exercisable, September 30, 2018	4,778,443	1.41

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of September 30, 2018:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	5.12	0.01
—	—	—	—	0.01	15,000	5.50	0.01
—	—	—	—	0.01	5,000	5.70	0.01
—	—	—	—	0.01	10,000	7.00	0.01
—	—	—	—	0.01	25,000	7.25	0.01
—	—	—	—	0.01	305,000	7.67	0.01
—	—	—	—	0.01	25,000	8.25	0.01
—	—	—	—	0.01	500,000	8.25	0.01
—	—	—	—	0.01	10,000	8.26	0.01
—	—	—	—	0.01	60,000	8.54	0.01
0.01	10,000	9.00	0.01	0.01	30,000	9.00	0.01
0.01	147,500	9.25	0.01	0.01	*122,500	9.25	0.01
—	—	—	—	0.01	**45,000	9.41	0.01
—	—	—	—	0.01	110,000	9.26	0.01
—	—	—	—	0.01	6,000	9.77	0.01
—	—	—	—	0.01	10,000	9.92	0.01
—	—	—	—	1.33	25,000	4.58	1.33
—	—	—	—	1.38	108,000	2.26	1.38
—	—	—	—	1.38	123,057	6.26	1.38
—	—	—	—	1.55	400,000	3.68	1.55
—	—	—	—	1.67	340,000	2.00	1.67
—	—	—	—	1.67	448,886	6.01	1.67
—	—	—	—	1.70	120,000	0.22	1.70
—	—	—	—	1.70	283,500	4.22	1.70
—	—	—	—	1.73	25,000	0.28	1.73
—	—	—	—	1.75	400,000	4.77	1.70
—	—	—	—	1.78	25,000	5.93	1.86
—	—	—	—	1.86	25,000	0.18	1.86
—	—	—	—	1.87	25,000	3.34	1.87
—	—	—	—	1.95	25,000	1.50	1.95
—	—	—	—	1.96	25,000	0.93	1.96
—	—	—	—	2.03	25,000	2.59	2.03
—	—	—	—	2.31	400,000	5.26	2.31
—	—	—	—	2.61	681,500	3.18	2.61
—	—	—	—	4.15	25,000	5.76	4.15
0.01	157,500		0.01	0.01-2.61	4,823,443		1.41

*	17,500 are exercisable on December 31, 2018.
**	27,500 are exercisable on September 30, 2019.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2018	2017
Weighted-average fair value of underlying stock at grant date	$2.37	$1.42
Dividend yields	—	—
Expected volatility	68%-87%	45%-69%
Risk-free interest rates	2.01%-2.74%	1.45%-1.94%
Expected lives (in years)	3.00-5.50	3.00-5.00
Weighted-average grant date fair value	$1.61	$1.20

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the nine months ended September 30,
2018	2017
US$ thousands	US$ thousands
1,468	2,399

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the nine months ended September 30,
2018	2017
US$ thousands	US$ thousands
302	210

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the nine months ended September 30,
2018	2017
US$ thousands	US$ thousands
339	191

As of September 30, 2018, there was approximately $101,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the years 2018 and 2019.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

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

On May 22, 2017, the Company launched a new unit offering (the “New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The New Unit Program terminated on July 12, 2017. This New Unit Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as "ZNWAF.”

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

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

On February 1, 2018, the Company initiated another Unit Option Program which terminated on February 28, 2018. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) 50 shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional 50 shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $5.00. The warrant is referred to as “ZNWAH.”

The warrants became exercisable on April 2, 2018 and continue to be exercisable through April 2, 2019 at a per share exercise price of $5.00.

On August 21, 2018, the Company’s most recent Unit Option began and terminated on September 26, 2018. The Unit Option consisted of Units of the Company's securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAJ.”

The warrants became exercisable on October 29, 2018 and continue to be exercisable through October 29, 2019 at a per share exercise price of $1.00.

For the nine months ended September 30, 2018, net proceeds of approximately $12,608,000 was raised under the DSPP program.

The warrants represented by the ticker ZNWAA are tradable on the NASDAQ market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-Q, are not tradeable and are used internally for classification and accounting purposes only.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

E. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAD Warrants	January 2015 – March 2016	1.00	May 02, 2019
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants	May 2017 – July 2017	1.00	August 14, 2020
ZNWAG Warrants	October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants	February 2018	5.00	April 2, 2019
ZNWAI Warrants	April 2018 – May 2018	3.00	June 29, 2019
ZNWAJ Warrants	August 2018 – September 2018	1.00	October 29, 2019

*	Zion’s ZNWAB Warrants expired on May 2, 2017 and its ZNWAC Warrants expired on May 2, 2018

F. Subscription Rights Offering

On April 2, 2018 the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer & Trust Company, LLC (the “Subscription Agent”), at no cost to the shareholders, of non-transferable Subscription Rights to purchase Rights (each “Right” and collectively, the “Rights”) of its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable rights to subscribe for Rights, with each Right comprised of one share of the Company Common Stock, par value $0.01 per share (the “Common Stock”) and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right may be purchased at a per Right subscription price of $5.00. Each Warrant affords the investor the opportunity to purchase one share of the Company Common Stock at a warrant exercise price of $3.00. The warrants became exercisable on June 29, 2018 and will continue to be exercisable for one year thereafter. The warrant has the symbol “ZNWAI.”

Each shareholder received .10 (one tenth) of a subscription right (i.e. one subscription right for each 10 shares owned) for each share of the Company’s Common Stock owned on the Record Date.

The 2018 Subscription Rights Offering terminated on May 31, 2018. The Company raised net proceeds of approximately $3,038,000, from the sale of the Rights, after deducting fees and expenses of $243,000 incurred in connection with the rights offering.

G. Warrant Table

The warrant transactions since January 1, 2018 are shown in the table below:

	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Outstanding warrants, December 31, 2017	1,524,617	275,152	294,334	3,028,119	460,231	414,300	-	-	-	5,996,753
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00	$3.00	1.00
Warrant Termination Date	1/31/2020	5/2/2018	5/2/2019	5/2/2020	8/14/2020	1/8/2021	4/19/2019	6/29/2019	10/29/2019
Change during 2018 to:
Issued	-	-	-	10,493	50	30	373,400	656,274	483,050	1,523,297
Exercised	(25,813)	(196,913)	(48,781)	(894,002)	(100,621)	(173,512)	(1,000)	(15,439)	-	(1,456,081)
Expired	-	(78,239)	-	-	-	-	-	-	-	(78,239)
Outstanding and exercisable warrants, September 30, 2018	1,498,804	-	245,553	2,144,610	359,660	240,818	372,400	640,835	483,050	5,985,730

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2018	December 31, 2017
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	25,537	14,999
Capitalized salary costs	2,524	2,034
Capitalized interest costs	590	346
Legal costs, license fees and other preparation costs	5,054	4,087
Other costs	378	229
	*34,083	21,695

*	The unproved oil and gas properties balance at September 30, 2018 contains approximately $1,543,000 in unpaid amounts.

Changes in Unproved oil and gas properties during the nine months ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	10,538	8,961
Capitalized salary costs	490	357
Capitalized interest costs	244	258
Legal costs, license fees and other preparation costs	967	820
Other costs	149	98
	*12,388	*10,494

*	Inclusive of non-cash amounts of approximately $2,126,000 and $4,070,000 during the nine months ended September 30, 2018, and 2017, respectively.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

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

During the nine months ended September 30, 2018, the Company recorded approximately $20,000 in amortization expense related to the deferred financing costs, approximately $220,000 in debt discount amortization, and approximately $85,000 related to financing costs associated with notes converted to shares. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the nine months ended September 30, 2018 approximately 900 convertible bonds of $100 each, have been converted under this offering at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 40,000 shares of its Common Stock and recorded approximately $85,000 in financial expenses during the same period.

	September 30, 2018	December 31, 2017
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(1,047)	$(1,267)
Bonds converted to shares	$(201)	$(111)
Offering cost, net	$(70)	$(90)
10% senior Convertible bonds – Long Term Liability	$2,152	$2,002

The Company recognized $244,000 in capitalized interest for the nine months ended September 30, 2018.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of September 30, 2018, the Company’s liabilities that are measured at fair value are as follows:

	September 30, 2018		December 31, 2017
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	984	984	1,866	1,866

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of derivative liability during 2018 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2017	1,866
Gain on derivative liability	882
Derivative liability fair value at September 30, 2018	984

The following table presents the assumptions that were used for the model as of September 30, 2018:

	September 30, 2018	December 31, 2017
Convertible Option Fair Value of approximately	$984,000	$1,866,000
Annual Risk-free Rate	2.85%	2.03%
Volatility	92.71%	68.04%
Expected Term (years)	2.59	3.34
Convertible Notes Face Value	$3,268,900	$3,358,900
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$1.28	$2.16

During the nine months ended September 30, 2018, the Company recorded a gain of approximately $984,000 (net) within the Statements of Operations line item, (loss) gain on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 - Commitments and Contingencies

A. Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the SEC informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Prior to the receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation. The SEC stated that “the investigation and the subpoena do not mean that we have concluded that [Zion] or anyone else has violated the law.” To date, Zion has furnished all required documents to the SEC in response to the subpoena and will continue to fully cooperate with the investigation.

The Company cannot predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

B. Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. The suit alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by the SEC against all defendants and alleges violations of Section 20(a) of the Exchange Act against the individual defendants in connection certain with public statements defendants made from March 12, 2018 to May 30, 2018 and claims unspecified losses to the putative class and fees and costs.

On September 10, 2018, two lawsuits were filed in federal district court in Delaware derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forrest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, Martin M. van Brauman (collectively, the “Derivative Defandants”), and the Company as a nominal defendant. One of the two lawsuits was voluntarily dismissed shortly thereafter. The remaining suit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 based solely on negligence claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018. On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael B . Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018. On November 1, 2018, another lawsuit was filed against the Derivative Defendants in federal district court in Delaware derivatively and purportedly on behalf of the Company. This suit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 based solely on negligence and claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to June 11, 2018. These derivative suits seek unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 7 - Commitments and Contingencies (cont’d)

On October 29, 2018, Zion received a shareholder request to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and breaches of fiduciary duty in connection with public statements made by the Company from March 12, 2018 to May 30, 2018.

The Company disputes the above claims and has accrued an estimated loss of $500,000 for the cost of defending the litigation. The Company carries insurance that is applicable to these claims. Because of the uncertainties of litigation, it is not feasible to predict or determine the outcome of these matters, to guarantee that there will be no liability, or to reasonably estimate any loss in excess of the accrual. However, the Company intends to pursue a vigorous defense to the claims.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

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

The Company acknowledges that these new regulations are likely to increase both the time and the expenditures associated with obtaining new exploration rights and drilling new wells.

D. Bank Guarantees

As of September 30, 2018, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,245,000) and others (approximately $83,000) with respect to its drilling operation in an aggregate amount of approximately $1,328,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

E. Risks

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

Foreign Currency Exchange Rate Risks.  A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2018 through September 30, 2018, the USD has fluctuated by approximately 4.6% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2017 through December 31, 2017, the USD fluctuated by approximately (9.8%) against the NIS (the USD weakened relative to the NIS). Continued strenthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2018, we had cash, cash equivalents and short-term bank deposits, long term bank deposits, inclusive of restricted cash, of approximately $6,656. The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2018 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 8 - Governmental Receivables

At September 30, 2018, governmental receivables included approximately $701,000 due from The State of Israel for VAT refunds and an additional $18,000 from the State of Israel for BLO refunds (excise tax on fuel).

Note 9 - Subsequent Events

(i)	Approximately $326,000 was raised through the Company’s DSPP program from October 1 through 30, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	Our ability to raise sufficient capital to successfully test, complete and produce our current exploratory well if applicable and continue with exploratory efforts within our license area;

●	the impact of the Securities and Exchange Commission’s (“SEC”) non-public, fact-finding inquiry into the Company stemming from the receipt on June 21, 2018 of a subpoena to produce documents;

●	the ultimate outcome of the class action lawsuit and the shareholder derivative lawsuits filed against the Company following the commencement of the SEC investigation;

●	the going concern qualification in our financial statements;

●	our ability to explore for and develop oil and natural gas resources successfully and economically;

●	our liquidity and our ability to raise capital to finance our exploration and development activities;

●	our ability to maintain our current exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which the drilling of our exploratory well and the exploratory activities will be undertaken;

●	changes in our drilling plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

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

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017, ahead of the June 30, 2017 deadline under the then-existing license terms. The MJ #1 well has been drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018. Testing of the MJ #1 well is ongoing and the Company expects that testing will be concluded in the fourth quarter of 2018.

Zion encountered movable oil and gas in the well’s drilling mud during drilling. However, as of the date of this report on Form 10-Q, we are not able to confirm whether the well will be commercially productive or producible and we will not be able to do so until after we complete testing and evaluating the MJ#1 well.

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

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

Zion currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License (covering an area of approximately 99,000 acres – See Map 1). Under Israeli law, Zion has an exclusive right to oil and gas exploration in our license area in that no other company may drill there. In the event we are successful in the discovery of oil or gas in our license area, current Israeli law entitles us to convert the relevant portions of our license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of October 2018.

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of four additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In late November 2016, The State of Israel’s Petroleum Commissioner officially approved Zion’s drilling date extension request.

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

On October 23, 2018 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary because the Company had still not completed testing and evaluating all planned testing zones. On October 28, 2018, Israel’s Petroleum Commissioner granted Zion’s work program report extension to January 31, 2019.

Although the Company’s MJ #1 well has reached its total depth and is currently undergoing formation testing, as of the date of this report on Form 10-Q, the Company is not able to confirm whether the well will be commercially productive or producible and will not be able to do so until after fully testing and evaluating the well.

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

Onshore Licensing, Oil and Gas Exploration and Environmental Guidelines

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner, the Energy Ministry, and the Environmental Ministry in recent years as it pertains to oil and gas activities. Mention of these guidelines was included in previous Zion Oil & Gas filings.

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

Please see Footnote 3E (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific unit programs, dates, and filings during the years 2015 through 2018.

For the nine months ended September 30, 2018, approximately $12,608,000 was raised under the DSPP program. Of this amount, approximately $1,506,000 was received through the exercise of warrants.

The Warrants transactions since January 1, 2018 are shown in the table below:

	ZNWAA	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Outstanding warrants, December 31, 2017	1,524,617	275,152	294,334	3,028,119	460,231	414,300	-	-	-	5,996,753
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00	$3.00	1.00
Warrant Termination Date	1/31/2020	5/2/2018	5/2/2019	5/2/2020	8/14/2020	1/8/2021	4/19/2019	6/29/2019	10/29/2019
Change during 2018 to:
Issued	-	-	-	10,493	50	30	373,400	656,274	483,050	1,523,297
Exercised	(25,813)	(196,913)	(48,781)	(894,002)	(100,621)	(173,512)	(1,000)	(15,439)	-	(1,456,081)
Expired	-	(78,239)	-	-	-	-	-	-	-	(78,239)
Outstanding and exercisable warrants, September 30, 2018	1,498,804	-	245,553	2,144,610	359,660	240,818	372,400	640,835	483,050	5,985,730

According to the warrant table, the Company could potentially raise up to approximately $10,255,754 if all outstanding warrants were exercised by its holders.

10% Senior Convertible Notes due May 2, 2021

Please see Footnote 5 (“Senior Convertible Bonds”), which is a part of this Form 10-Q filing, for a description and details about the Bonds.

2018 Subscription Rights Offering

Please see Footnote 3F (“Subscription Rights Offering”), which is a part of this Form 10-Q filing, for a description of and details about the Subscription Rights Offering.

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

During the nine months end September 30, 2018, and 2017, the Company did not record any non-cash impairment.

The total net book value of our unproved oil and gas properties under the full cost method was $34,083,000 at September 30, 2018.

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

RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	2,044	930	5,339	5,010
Other	549	477	1,782	1,927
Subtotal Operating costs and expenses	2,593	1,407	7,121	6,937

(Gain) loss on derivative liability	(3,448)	87	(882)	2,667

Other expense (income), net	74	(32)	472	204

Net loss (gain)	(781)	1,462	6,711	9,808

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2018 were $2,593,000 and $7,121,000 compared to $1,407,000 and $6,937,000 for the three and nine months ended September 30, 2017. The increase in operating costs and expenses during the three months ended September 30, 2018 compared to the corresponding period in 2017 is primarily attributable to increase in general and administrative expenses.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2018 were $2,044,000 and $5,339,000, compared to $930,000 and $5,010,000 for the three and nine months ended September 30, 2017. The increase in expenses during the three and nine months ended September 30, 2018 compared to the corresponding period in 2017 is primarily attributable to higher legal expenses, expenses recorded in connection with a legal contingent liability, and non-cash expenses recognized and recorded in connection with stock option grants during 2018.

Other expense (income). Other expense (income) during the three and nine months ended September 30, 2018 was $549,000 and $1,782,000, compared to $477,000 and $1,927,000 for the three and nine months ended September 30, 2017. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in expenses during the three months ended September 30, 2018 compared to the corresponding period in 2017 is primarily attributable to higher marketing expenses associated with investor relations activities. The decrease in other general and administrative expenses during the nine months ended September 30, 2018 compared to the corresponding period in 2017 is primarily attributable to less marketing expenses associated with investor relations activities.

(Gain), Loss on derivative liability. (Gain), Loss on derivative liability during the three and nine months ended September 30, 2018 was ($3,488,000) and ($882,000), compared to $87,000 and $2,667,000 for the three and nine months ended September 30, 2017. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The gain on derivative liability during the three and nine months ended September 30, 2018 compared to the loss on derivative liability during the three and nine months ended September 30, 2017 is primarily due to the change in the share price of our common stock that occurred during the three and nine months ended September 30, 2018.

Other expense (income), net. Other expense (income), net for the three and nine months ended September 30, 2018 was $74,000 and $472,000, compared to ($32,000) and $204,000 for the three and nine months ended September 30, 2017. The increase in other expense, net during the three and nine months ended September 30, 2018 compared to the corresponding period in 2017 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company's convertible bonds.

Net Loss (gain). Net loss (gain) for the three and nine months ended September 30, 2018 was ($781,000) and $6,711,000 compared to $1,462,000 and $9,808,000 for the three and nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of our securities as well as proceeds from the issuance of convertible debt, as well as proceeds from the exercise of warrants and options to purchase common equity.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our unaudited interim financial statements for the nine months ended September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2018, we had approximately $5,318,000 in cash and cash equivalents compared to $6,892,000 at December 31, 2017, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $2,732,000 at September 30, 2018 and $3,646,000 at December 31, 2017. The derivative liability at September 30, 2018 was $984,000, and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $3,716,000 at September 30, 2018 and $5,512,000 at December 31, 2017.

As of September 30, 2018, we provided bank guarantees to various governmental bodies (approximately $1,245,000) and others (approximately $83,000) in respect of our drilling operation in the aggregate amount of approximately $1,328,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

During the nine months ended September 30, 2018, cash used in operating activities totaled $4,174,000. Cash provided by financing activities during the nine months ended September 30, 2018 was $15,659,000 and is primarily attributable to proceeds received from the DSPP and the Subscription Rights Offering. Net cash used in investing activities, primarily for oil and gas exploration and testing on the MJ#1 well, and other assets was $13,908,000 for the nine months ended September 30, 2018.

We expect to incur additional significant expenditures to further our exploration and development programs. We estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling, testing or completing a well, we estimate an additional minimum expenditure of approximately $1,600,000 per month. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations, through January 2019. In addition, reference is also made to the additional risk factor specified in Item 1A of this report relating to lawsuits filed against the Company following the disclosure of the SEC investigation. While we have accrued an estimate loss in the amount of $500,000, any unforeseen or unexpected outlays in this regard may adversely affect our available funds.

We will need to raise funds in order to drill our next exploratory well to the desired depth and to conduct any post drilling testing that may be required.

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through September 30, 2018.

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

Foreign Currency Exchange Rate Risks.  A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2018 through September 30, 2018, the USD has fluctuated by approximately 4.6% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2017 through December 31, 2017, the USD fluctuated by approximately (9.8%) against the NIS (the USD weakened relative to the NIS). Continued strenthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2018, we had cash, cash equivalents and short-term bank deposits, long term bank deposits, inclusive of restricted cash, of approximately $6,656. The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2018 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2018, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the SEC informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Prior to the receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation. The SEC stated that “the investigation and the subpoena do not mean that we have concluded that [Zion] or anyone else has violated the law.” To date, Zion has furnished all required documents to the SEC in response to the subpoena and will continue to fully cooperate with the investigation.

The Company cannot predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of Texas. The suit alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission against all defendants and alleges violations of Section 20(a) of the Exchange Act against the individual defendants in connection certain with public statements defendants made from March 12, 2018 to May 30, 2018 and claims unspecified losses to the putative class and fees and costs.

On September 10, 2018, two lawsuits were filed in federal district court in Delaware derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forrest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, Martin M. van Brauman (collectively, the “Derivative Defendants”), and the Company as a nominal defendant. One of the two (2) lawsuits was voluntarily dismissed shortly thereafter. The remaining suit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 based solely on negligence claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018.

On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael b. Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018. On November 1, 2018, another lawsuit was filed against the Derivative Defendants in federal district court in Delaware derivatively and purportedly on behalf of the Company. This suit alleges violations of Section 14(a) of the Securities Exchange Act of 1934 based solely on negligence and claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to June 11, 2018. These derivative suits seek unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs.

On October 29, 2018, Zion received a shareholder request to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and breaches of fiduciary duty in connection with public statements made by the Company from March 12, 2018 to May 30, 2018.

The Company disputes the above claims and has accrued an estimated loss of $500,000 for the cost of defending the litigation. The Company carries insurance that is applicable to these claims. Because of the uncertainties of litigation, it is not feasible to predict or determine the outcome of these matters, to guarantee that there will be no liability, or to reasonably estimate any loss in excess of the accrual. However, the Company intends to pursue a vigorous defense to the claims.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

ITEM 1A.	RISK FACTORS

During the quarters ended June 30, 2018 and September 30, 2018, Zion added two additional risk factors when compared to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017. The new risk factors pertains to the SEC subpoena to produce documents on June 21, 2018 and lawsuits and other demands made on Zion following the previously disclosed SEC subpoena to produce documents.

We are still in the process of assessing the financial and other effects of the derivative stockholder actions and the related SEC investigation (see Note 7 of our consolidated financial statements and Item 1 of this Report on Form 10-Q —“Legal Proceedings”), which may have an adverse impact on our business, results of operations and reputation. Other lawsuits and claims may be asserted by or on behalf of shareholders, or others seeking damages or other related relief, allegedly arising out of the SEC investigation. These claims and investigations may adversely affect how we operate our business, divert the attention of management from the operation of the business, adversely affect our ability to raise additional funds to continue our exploration efforts and result in additional costs and potential fines.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Dustin Guinn	By:	/s/ Michael B. Croswell Jr.
	Dustin Guinn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 8, 2018	Date:	November 8, 2018