Form 10-K
period 2018-12-31
ZION OIL & GAS INC
filed 2019-03-08
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second quarter, was approximately $234 million. This amount is based on the closing price of registrant’s common stock on the NASDAQ Global Market on that date.

The registrant had 70,088,286 shares of common stock, par value $0.01, outstanding as of March 3, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2019 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2018 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	Our ability to raise sufficient capital to successfully acquire, interpret, and analyze 3-D seismic data and continue with exploratory efforts within our license area;

●	the going concern qualification in our financial statements;

●	Our liquidity and our ability to raise capital to finance our overall exploration and development activities;

●	The outcome of the current SEC investigation and the resulting class action lawsuit against us;

●	Our ability to obtain new license areas to continue our petroleum exploration program;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

ii

More specifically, our forward-looking statements may include, among others, statements relating to our schedule, business plan, targets, estimates or results of our applications for new exploration rights and future exploration plans, including the number, timing and results of wells, the timing and risk involved in drilling follow-up wells, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical fact.

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

iii

PART I

ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 19 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the Nasdaq Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well does not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000.

While the well was not commercially viable, Zion has learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which may support further evaluation and potential further exploration efforts within our License area.

As a result of the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of the questions raised by the drilling with a focused 3D seismic imaging shoot of approximately 50 square kilometers surrounding the MJ#1 well. See discussion under Summary of Current and Former License Area.

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

The Megiddo-Jezreel License is scheduled to terminate on December 2, 2020.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of December, 2018.

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

On November 20, 2017, Israel’s Petroleum Commissioner officially approved Zion’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019, and on February 28, 2019, a further extension to December 2, 2020 was granted. In addition, the Company’s surface use agreement was extended through December 3, 2019 by the Israel Land Authority.

Until recently, the Company remained subject to the following updated key license terms:

No.	Activity Description	Execution by:
1	Submit final report on the results of drilling	✓ 31 May 2018
2	Submit program for continuation of work under license	30 June 2018

On June 1, 2018, Zion submitted its Megiddo-Jezreel #1 End of Well Report (EOWR) for the Megiddo-Jezreel License No.  401, thus fulfilling our No. 1 End of Well Report license work plan obligation, shown above.

On June 14, 2018 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401.  The additional time was necessary because we had still not completed testing and evaluating all planned testing zones. On July 1, 2018, Israel’s Petroleum Commissioner granted our work program report extension to November 1, 2018.

No.	Activity Description	Execution by:
1	Submit program for continuation of work under license	1 November 2018

On October 29, 2018 Zion received approval from the Petroleum Commissioner for an Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401.  The additional time was necessary because we had still not completed testing and evaluating all planned testing zones.

No.	Activity Description	Execution by:
1	Submit program for continuation of work under license	31 January 2019

On January 31, 2019, Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401.  The additional time was necessary to finalize the work program. On February 3, 2019 Israel’s Petroleum Commissioner granted Zion’s work program report extension to February 28, 2019, as shown below:

Number	Activity Description	Execution by:
1	Submit program for continuation of work under license	28 February 2019

Exploration Plans Going Forward

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres, which is scheduled to terminate on December 2, 2019. Under current law, we are entitled to apply to the Israeli Petroleum Commissioner for a one-year extension through December 2, 2020. See Footnote 13 – Subsequent Events for more information.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well does not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000.

The MJ#1 well provided Zion with information which Zion believes is important for potential future exploration efforts within its license area. As with many frontier wildcat wells, the MJ#1 also left several questions unanswered.

While not meant to be an exhaustive list, a summary of what Zion believes to be key information learned in the MJ#1 well is as follows:

1.	The MJ#1 encountered much higher subsurface temperatures at a depth shallower than expected before drilling the well. In our opinion, this is significant because reaching a minimum temperature threshold is necessary for the generation of hydrocarbons from an organic-rich source rock.

2.	The known organic rich (potentially hydrocarbon bearing) Senonian age source rocks that are typically present in this part of Israel were not encountered as expected. Zion expected these source rocks to be encountered at approximately 1,000 meters in the MJ#1 well.

3.	MJ#1 had natural fractures, permeability (the ability of fluid to move through the rock) and porosity (pore space in rock) that allowed the sustained flow of formation fluid in the shallower Jurassic and lower Cretaceous age formations between approximately 1,200 and 1,800 meters. While no hydrocarbons were encountered, Zion believes this fact is nonetheless significant because it provides important information about possible reservoir pressures and the ability of fluids to move within the formation and to the surface.

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes suggests an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing and thus the MJ#1 was not producible or commercial.

5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

A summary of what Zion believes to be some key questions left to be answered are:

1.	Is the missing shallow Senonian age source rock a result of regional erosion, or is it missing because of a fault that cut the well-bore and could be reasonably expected to be encountered in the vicinity of the MJ#1 drill site? Zion believes this is an important question to answer because if the Senonian source rocks do exist in this area, the high temperatures encountered are sufficient to mature these source rocks and generate oil.

2.	Do the unusually high shallow subsurface temperatures extend regionally beyond the MJ#1 well, which could allow for the generation of hydrocarbons in the Senonian age source rock within our license area?

3.	As a consequence of seismic remapping, where does the MJ#1 well lie relative to the potential traps at the Jurassic and Triassic levels and was the well location too low on the structures and deeper than the potential hydrocarbons within those traps?

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 50 square kilometers surrounding the MJ#1 well.

The Company has commenced preliminary scouting and survey design to help identify the geologic boundaries of the proposed 3D seismic survey. Additionally, Zion held initial meetings with potential vendors to aid in the 3D seismic planning and acquisition process. Once the survey design and surface layout are completed, Zion intends to acquire the necessary government permits and negotiate potential surface damages to crops, irrigation piping, and other surface features. Zion believes it will be necessary to import seismic source equipment and autonomous wireless geophones (to record the signal) to acquire the 3D data. Once data acquisition is completed, interpretation is the final step and will involve integration with, and modification of, previous work by Zion technical staff. Zion’s ability to fully undertake all of these aforementioned activities is subject to Zion raising the needed capital, of which no assurance can be provided.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2016 and 2018:

	2018	2017	2016
	US$ (000)	US$ (000)	US$ (000)

Megiddo-Jezreel Valley License
Geological & Geophysical Operations	611	774	1,020
Equipment purchases	655	1,407	325
Location construction	100	1,054	89
Exploratory Drilling Operations	14,581	12,123	--

Asher-Menashe License (expired on June 9, 2014) Plug & Abandonment Operations	--	--	2

Joseph License (expired on October 10, 2013)
Plug & Abandonment Operations	--	--	2

Total	15,947	15,358	1,438

Employees & Contractors

As of December 31, 2018, we had 25 employees and contractors of whom all but four are on a full-time basis. Included in this number are certain contractors who provide services to Zion on an ongoing basis. Of the 25 total headcount, 16 work out of our Dallas office and 9 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

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

Historically, Israel (particularly onshore) has not been an area of interest for international integrated or large or mid-size independent oil and gas exploration companies for various reasons, one of which is likely geopolitical. Since the announcement of the Tamar and Leviathan discoveries during 2009 and 2010, this situation has changed somewhat. Limited availability in Israel of oil field service companies, equipment and personnel continues to present obstacles, especially during periods of decreased activity and risk aversion in the current market. We attempt to enhance our position by developing and maintaining good professional relations with oil field service providers and by demonstrating a high level of credibility in making and meeting commercial commitments.

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

If any exploratory well that we drills is commercially productive, we would install the appropriate production equipment which includes, among other items, oil and gas separation facilities and storage tanks. Under the terms of the Petroleum Law, we may be required by the Minister of Energy and Water Resources to offer first refusal for any oil and gas discovered to Israeli domestic purchasers at market prices.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2018 and 2017, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

On March 15, 2018, the Energy Ministry issued new guidelines regarding a uniform reporting manner by which the operator must submit to the Commissioner data and materials regarding lawful exploration and production activities. The guidelines detail the timeline, data, forms, format, media and materials (such as rock cuttings, cores, gas and oil samples) that must be submitted for seismic and drilling activities.

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

On June 28, 2016, the Energy Ministry issued new guidelines for occupational health and safety practices regarding oil and gas drilling and production activities per international norms, coupled with Israeli legal safety guidelines. These regulations focus on industry best practices in the area of health, safety, and environmental (HS&E) factors as well as risk management. In addition, there is a new requirement to have the Petroleum Commissioner’s approval over the safety standards when the operator seeks to apply.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $38,511,000 for the year ended December 31, 2018, $9,989,000 for the year ended December 31, 2017 and $8,513,000 for the year ended December 31, 2016. The audited financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

We may not be able to maintain the listing of our common stock on the Nasdaq Global Market, which could adversely affect our liquidity and the trading volume and market price of our common stock, and decrease your investment.

Our common stock is currently traded on the Nasdaq Global Market. Under Nasdaq’s listing maintenance standards, on January 8, 2019, we received a letter from Nasdaq indicating that we did not satisfy the requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a), to maintain a minimum bid price of $1 per share. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 180 days following notification, Nasdaq may delist our common stock from trading on the Nasdaq Global Market. If we do not regain compliance by July 8, 2019, we may transfer from the Nasdaq Global Market to the Nasdaq Capital Market and may be eligible for an additional compliance period of 180 calendar days. To qualify for the additional compliance period, the Company would have to meet the continued listing requirement for market value of publicly held shares and all other requirements for initial listing on the Nasdaq Capital Market (except for the bid price requirement), and provide written notice to Nasdaq of its intention to cure the bid price deficiency during the additional 180-day compliance period, by effecting a reverse stock split, if necessary.

We are involved in an ongoing government investigation by the United States Securities and Exchange Commission, the results of which may have a material adverse effect on our financial condition and business.

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

We, and some of our current and former officers and directors, have been named as parties to various lawsuits arising out of, or related to, the previously disclosed SEC investigation and those lawsuits could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations, and cash flows to suffer.

A number of shareholder lawsuits, both class action and derivative, have been filed against us and certain of our current and former officers and directors, as detailed more fully in Item 3, Legal Proceedings. These class action complaints assert claims for alleged violations of the federal securities laws and seeks unspecified money damages and other relief on behalf of a putative class of persons who purchased or otherwise acquired our common stock. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations, or cash flows.

Our ongoing exploration and development efforts are subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations may severely impair our business.

After reaching total depth of 5,060 meters (approximately 16,600 feet) on the MJ#1 well on February 14, 2018, Zion finalized its testing program on November 30, 2018. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of unanswered questions and with the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 50 square kilometers surrounding the MJ#1 well. Zion must submit for approval to Israel’s Energy Ministry for their final approval the work plan for 2019. While Zion does not expect objections to the work plan which outlines the seismic procedures, there is no assurance that we will ultimately be granted such final permission to shoot the seismic. See the discussion under “Energy Related Regulation — The Onshore Exploration Permitting Process in Israel;” “New Onshore Licensing Guidelines”. In addition, the Company having commenced preliminary scouting and survey design, needs to: (i) identify the geologic boundaries of the proposed 3D seismic survey; (ii) identify and reach agreement with potential vendors to aid in the 3D seismic planning and acquisition process; (iii) acquire the necessary government permits; and (iv) negotiate potential surface damages to crops, irrigation piping, and other surface features; and (v) identify and reach agreement with vendors to import seismic source equipment and autonomous wireless geophones (to record the signal) to acquire the 3D data. Once data acquisition is completed, interpretation is the final step and will involve integration with, and modification of, previous work by Zion technical staff. Satisfaction of the foregoing activities involves contingencies outside our control.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

For these reasons, although our seismic program is currently in the pre-planning stages with hopes of permitting and acquisition in the 2nd and 3rd quarters of 2019, we cannot provide full assurance that we will in fact be able to complete the programs in the desired or planned time-frame.

We require significant capital to realize our business plan.

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities in our current license area through May 31, 2019. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $500,000 per month. However, when we are drilling, testing or acquiring seismic which we hope to commence in Q2 of 2019, we estimate that there is an additional cost of approximately $1,500,000 - $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2017-2018 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

If we cannot obtain the new petroleum exploration licenses, then our business may be severely impaired.

While we continue to evaluate the hydrocarbon potential in the MJ#1 well license area, the license is scheduled to terminate in December 2019. Zion applied for a license extension through December 2, 2020 to which it received approval for on February 28, 2019.

Our ability to obtain desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2011-2012 are likely to render obtaining new exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to obtain new or additional exploration rights. If we are unable for whatever reason to obtain the newly sought license applications that we deem necessary or desirable, our business may be severely impaired.

We rely on independent experts and technical or operational service providers over whom we may have limited control.

The success of our oil and gas exploration efforts is dependent upon the efforts of various third parties that we do not control. These third parties provide critical drilling, engineering, logging, pressure pumping, geological, geophysical and other scientific analytical services, including 2-D and 3-D seismic imaging technology to explore for and develop oil and gas prospects. Given our small size and limited resources, we do not have all the required expertise on staff.  As a result, we rely upon various companies and other third parties to assist us in identifying desirable hydrocarbon prospects to acquire and to provide us with technical assistance and services. In addition, we rely upon the owners and operators of oilfield service equipment.

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

Historically, Zion used 2-D seismic technology prior to drilling, and also utilized gravity and magnetic data, built cross section maps from offset wells and utilized geophysical analysis from similar geologic targets, all of which is consistent with good industry practice. In addition, the use of pilot or stratigraphic tests is often used by industry in areas where there is little or no offset well data, like Israel, where our exploration license area is located. Zion therefore determined it was not prudent to conduct extensive analytical pre-drilling testing such as 3-D seismic imaging, the drilling of an expendable “pilot” well or “stratigraphic test” to collect data (logs, cores, fluid samples, pressure data) to determine if drilling a well capable of producing oil or gas (full completion with casing and well testing) is justified.   After drilling the MJ#1, however, Zion believes that 3-D seismic imaging data, with the additional months, delays and increased costs associated with it, is prudent and warranted and will be incorporated into the existing 2-D data in identifying potential new drilling prospects if it can be cost effectively obtained. Its acquisition and processing costs are many multiples greater than that for 2-D data and could result in the need to potentially import additional equipment. Zion is typically engaged in drilling deep onshore wildcat wells in Israel where only approximately 500 total wells have ever been drilled, the vast majority of which are relatively shallow. As such, exploration risks are inherently very substantial.

Exploratory well drilling locations that we decide to drill may not yield oil or natural gas in commercially viable quantities.

There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area, if any, will not enable us to know conclusively prior to drilling whether oil, natural gas liquids (NGLs) or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil, NGLs or natural gas exist, we may inadvertently damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing a well, resulting in a reduction in production from the well or abandonment of the well. If we drill exploratory wells that we identify as dry holes in our future drilling locations, our business may be materially harmed. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Ultimately, the cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.

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

We incurred net losses of $38,511,000 for the year ended December 31, 2018, $9,989,000 for the year ended December 31, 2017, and $8,513,000 for the year ended December 31, 2016. We cannot provide any assurance that we will ever be profitable.

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

Opposition toward oil and gas drilling and development activity has been growing globally and is particularly pronounced in Organization for Economic Co-operation and Development (“OECD”) countries which include the U.S., the U.K and Israel.  Companies in the oil and gas industry, such as us, are often the target of activist efforts from both individuals and non-governmental organizations regarding environmental compliance and business practices, potential damage to fresh water sources, and safety, among other topics.  Future activist efforts could result in the following:

●	delay or denial of drilling or other exploration permits;

●	shortening of lease terms or reduction in lease size;

●	restrictions on installation or operation of gathering or processing facilities;

●	restrictions on the use of certain operating practices, such as hydraulic fracturing;

●	legal challenges or lawsuits;

●	damaging publicity about us;

●	increased costs of doing business;

●	reduction in demand for our products; and

●	other adverse effects on our ability to develop our properties and expand production.

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

Due to the lack of competitive resources in Israel, costs for our operations may be more expensive than costs for similar operations in other parts of the world. We are also more likely to incur delays in our exploration schedules and be subject to a greater risk of failure in meeting our required work schedule. Similarly, some of the oil field personnel we need to undertake our planned operations are not necessarily available in Israel or available on short notice for work in Israel. Any or all of the factors specified above may result in increased costs and delays in the work schedule.

Our dependence on Israeli local licenses and permits as well as new regulations calling for enhanced bank guarantees and insurance coverage may require more funds than we have budgeted and may cause delays in our work schedule.

In connection with drilling operations, we are subject to a number of Israeli local licenses and permits. Some of these are issued by the Israeli defense forces, the Civil Aviation Authority, the Israeli Water Commission, the Israel Lands Authority, the holders of the surface rights in the lands on which we intend to conduct drilling operations, local and regional planning commissions and environmental authorities.

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

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 200,000,000 shares of common stock. As of March 3, 2019, there were 70,088,286 shares of our common stock issued and outstanding.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated quarterly variations in our operating results,

●	developments in the SEC investigation and pending shareholder lawsuits,

●	changes in expectations as to our future financial performance or changes in financial estimates, if any,

●	announcements relating to our business or the business of our competitors,

●	conditions generally affecting the oil and natural gas industry,

●	the success of our operating strategy, and

●	the operating and stock performance of other comparable companies, and

●	The continued listing of our stock on a recognized stock exchange

Many of these factors are beyond our control, and we cannot predict their potential effect on the price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities” and “Exploration Plans Going Forward”.

The table below summarizes certain data for our license area for the year ended December 31, 2018:

Type of Right	Name	Area (Approx. Acres)	Working Interest	Expiration Date
License	Megiddo-Jezreel	98,842	100%	December 2, 2020(1)(2)

(1)	After the initial primary term of three years, the license was extended through December 2, 2020 subject to compliance with the terms of the license as amended.

(2)	Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to drill site in Megiddo-Jezreel License area are held under a long-term lease by Kibbutz Sde Eliyahu. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Sde Eliyahu and the Israel Lands Authority for the use of the surface rights.

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma’anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry in 2019 even though the Joseph License has expired.

The surface rights to the former drill site in the former Asher-Menashe License area are held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ein Carmel and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of the only well within the Asher-Menashe License area and acknowledges its obligation to complete the abandonment of the well in accordance with guidance from the Environmental Ministry in 2019 even though the Asher-Menashe License has expired.

Summary of Exploration Activities/Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities” and “Exploration Plans Going Forward”.

Office Properties

(i) On September 10, 2015, the Company signed a lease agreement with Hartman Income REIT Property Holdings, LLC (“Hartman”) for premises containing 7,276 square feet. The lease term is for 65 months from December 1, 2015 to April 30, 2021. Rent was abated for the first five months (December 2015 through April 2016). Beginning in May 2016 and through April 2017, rent was paid on a monthly basis in the base amount of $7,882 per month. Thereafter, from May 2017 through April 2018, rent was paid on a monthly basis in the amount of $8,186 per month; from May 2018 through April 2019, rent is $8,489 per month; from May 2019 through April 2020, rent is $8,792 per month; and from May 2020 through April 2021, rent is $9,095 per month. We are also obligated to pay our pro-rated portion of all taxes, utilities, and insurance during the lease term.

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent was paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent was paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent is to be paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent is to be paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent is to be paid monthly in the base amount of $10,967.50 per month.

(ii) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,100) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $10,450) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $22,700) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2018, 2017 and 2016 were $309,000, $302,000 and 285,000 respectively.

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

Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants The alleged class period is from February 13, 2018 through November 20, 2018.

By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs.

On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael b. Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018, and the Company as a nominal defendant.

On October 29, 2018, Zion received a shareholder request to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and breaches of fiduciary duty in connection with public statements made by the Company from March 12, 2018 to May 30, 2018.

The Company disputes the above claims and has made an advanced deposit of $500,000 to defense counsel against expected legal expenses in defending the litigation. The Company carries insurance that is applicable to these claims. Because of the uncertainties of litigation, it is not feasible to predict or determine the outcome of these matters, to guarantee that there will be no liability, or to reasonably estimate any loss in excess of its coverage. However, the Company intends to pursue a vigorous defense to the claims.

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

The following table sets forth the high and low sales prices for the common stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year	High	Low
2018:
First Quarter	$5.53	$2.11
Second Quarter	$4.87	$2.89
Third Quarter	$4.15	$0.91
Fourth Quarter	$1.30	$0.41

Fiscal Year	High	Low
2017:
First Quarter	$1.43	$1.12
Second Quarter	$3.53	$1.09
Third Quarter	$5.88	$2.68
Fourth Quarter	$3.39	$1.89

The closing per share stock price of our Common Stock on March 4, 2019 was $.50.

Holders

As of February 28, 2019, there were approximately 16,000 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2015 and 2014 are derived from our audited financial statements not included in this report. All data is in thousands of USD, except share data:

	2018	2017	2016	2015	2014
Statement of Operations Data

Revenues	—	—	—	—	—

Operating costs and expenses:

General and administrative expenses	6,360	6,043	6,664	5,472	4,142

Other	2,214	2,744	2,227	1,790	2,541

Impairment of unproved oil and gas properties	30,906	—	—	—	—

Loss (gain) on derivative liability	(1,521)	971	(731)	—	—

Other expense (income), net	552	231	353	44	73

Net loss	(38,511)	(9,989)	(8,513)	(7,306)	(6,756)

Net loss per share of common stock	(0.63)	(0.19)	(0.21)	(0.20)	(0.19)

Balance Sheet Data

Cash and cash equivalents	2,791	6,892	3,192	2,871	5,344

Unproved oil and gas properties	6,714	21,695	6,397	5,022	3,891

Current liabilities	4,834	6,787	1,953	1,453	1,165

Total liabilities	7,392	9,108	3,985	1,702	1,360

Stockholders’ equity	5,129	24,440	7,665	8,730	10,520

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

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000.

The MJ#1 well provided Zion with information Zion believes is important for potential future exploration efforts within its license area. As with many frontier wildcat wells, the MJ#1 also left several questions unanswered.

While not meant to be an exhaustive list, a summary of what Zion believes to be key information learned in the MJ#1 well is as follows:

1.	The MJ#1 encountered much higher subsurface temperatures at a depth shallower than expected before drilling the well. In our opinion, this is significant because reaching a minimum temperature threshold is necessary for the generation of hydrocarbons from an organic-rich source rock.

2.	The known organic rich (potentially hydrocarbon bearing) Senonian age source rocks that are typically present in this part of Israel were not encountered as expected. Zion expected these source rocks to be encountered at approximately 1,000 meters in the MJ#1 well.

3.	MJ#1 had natural fractures, permeability (the ability of fluid to move through the rock) and porosity (pore space in rock) that allowed the sustained flow of formation fluid in the shallower Jurassic and lower Cretaceous age formations between approximately 1,200 and 1,800 meters. While no hydrocarbons were encountered, Zion believes this fact is nonetheless significant because it provides important information about possible reservoir pressures and the ability of fluids to move within the formation and to the surface.

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes suggests an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing and thus the MJ#1 was not producible or commercial.

5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

A summary of what Zion believes to be some key questions left to be answered are:

1.	Is the missing shallow Senonian age source rock a result of regional erosion, or is it missing because of a fault that cut the well-bore and could be reasonably expected to be encountered in the vicinity of the MJ#1 drill site? Zion believes this is an important question to answer because if the Senonian source rocks do exist in this area, the high temperatures encountered are sufficient to mature these source rocks and generate oil.

2.	Do the unusually high shallow subsurface temperatures extend regionally beyond the MJ#1 well, which could allow for the generation of hydrocarbons in the Senonian age source rock within our license area?

3.	As a consequence of seismic remapping, where does the MJ#1 well lie relative to the potential traps at the Jurassic and Triassic levels and was the well location too low on the structures and deeper than the potential hydrocarbons within those traps?

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 50 square kilometers surrounding the MJ#1 well.

Zion received a multi-year license extension through December 2, 2020. Zion made its annual license fee payment on December 31, 2018, thereby confirming the Company’s commitment to further exploration in the license area. The Company has commenced preliminary scouting and survey design to help identify the geologic boundaries of the proposed 3D seismic survey. Additionally, Zion held initial meetings with potential vendors to aid in the 3D seismic planning and acquisition process. Once the survey design and surface layout are completed, Zion intends to acquire the necessary government permits and negotiate potential surface damages to crops, irrigation piping, and other surface features. Zion believes it will be necessary to import seismic source equipment and autonomous wireless geophones (to record the signal) to acquire the 3D data. Once data acquisition is completed, interpretation is the final step and will involve integration with, and modification of, previous work by Zion technical staff.

Zion recognizes the financial and time commitment that Zion’s shareholders have made in their support. Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings through the issuance of our securities, and we anticipate we will continue to need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on favorable terms (or at all).

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. No impairment charges were recorded in 2016 and 2017 (see Note 4).

Following the impairment charge noted above, the total net book value of our unproved oil and gas properties under the full cost method is $6,714,000 at December 31, 2018.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2018	2017	2016
Operating costs and expenses:

General and administrative expenses	6,360	6,043	6,664

Other	2,214	2,744	2,227

Impairment of unproved oil and gas properties	30,906	-	-

Subtotal Operating costs and expenses	39,480	8,787	8,891

Loss, (gain) on derivative liability	(1,521)	971	(731)

Other expense, net	552	231	353

Net loss	38,511	9,989	8,513

FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2018 were $39,480,000 compared to $8,787,000 for the year ended December 31, 2017. The increase in operating costs and expenses during the year ended December 31, 2018 is primarily attributable to the recognition of an impairment charge of $30,906,000 during Q4 2018.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2018 were $6,360,000 compared to $6,043,000 for the year ended December 31, 2017. The increase in General and administrative expenses during the year ended December 31, 2018 is primarily attributable to higher legal expenses stemming from the SEC investigation and related derivative lawsuits. This increase was partially offset by lower non-cash expenses recognized and recorded in connection with stock option grants during 2018 compared to the corresponding period in 2017.

Other expenses. Other expenses during the year ended December 31, 2018 were $2,214,000 compared to $2,744,000 for the year ended December 31, 2017. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the year ended December 31, 2018 compared to the corresponding period in 2017 is primarily attributable to less marketing expenses associated with investor relations activities.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the year ended December 31, 2018 was $30,906,000 compared to zero for the year ended December 31, 2017. The increase in impairment of unproved oil and gas properties expenses in 2018 compared to 2017 is attributable to the impairment charge of $30,906,000 recorded during the year ended December 31, 2018 related to the MJ1 well.

Loss, (gain) on derivative liability. Loss, (gain) on derivative liability during the year ended December 31, 2018 was ($1,521,000) compared to $971,000 for the year ended December 31, 2017. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The gain on derivative liability during the year ended December 31, 2018 compared to the loss on derivative liability during the year ended December 31, 2017 is primarily due to the decrease in the share price of our common stock that occurred during the year ended December 31, 2018.

Other expense, net. Other expense, net for the year ended December 31, 2018 was $552,000 compared to $231,000 for the year ended December 31, 2017. The increase in Other expense, net during the year ended December 31, 2018 compared to 2017 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the year ended December 31, 2018 was $38,511,000 compared to $9,989,000 for the year ended December 31, 2017.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the year ended December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At December 31, 2018, we had approximately $2,791,000 in cash and cash equivalents compared to $6,892,000 at December 31, 2017.  Our working capital (current assets minus current liabilities) was $537,000 at December 31, 2018 and $3,646,000 at December 31, 2017. The derivative liability at December 31, 2018 was $345,000, and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $882,000 at December 31, 2018 and $5,512,000 at December 31, 2017.

As of December 31, 2018, we provided bank guarantees to various governmental bodies (approximately $1,236,000) and others (approximately $80,000) in respect of our drilling operation in the aggregate amount of approximately $1,316,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted, and fixed long-term bank deposits restricted.

During the year ended December 31, 2018, cash used in operating activities totaled $5,833,000. Cash provided by financing activities during the year ended December 31, 2018 was $15,950,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, other assets and restricted bank deposits was $16,829,000 for the year ended December 31, 2018.

We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $2,000,000 during the period December 10, 2018 through January 23, 2019, we will need to raise additional funds in order to acquire, interpret, and analyze new 3-D seismic date in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. Zion expects that during a period of active seismic data acquisition the expenditures to be approximately $1,500,000 to $2,500,000. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through May 2019. In addition, reference is also made to the legal proceedings referred to in Item 3 of this report relating to lawsuits filed against us following the disclosure of the SEC investigation. While we paid an advanced deposit in the amount of $500,000, any unforeseen or unexpected outlays in this regard may adversely affect our available funds or additional amounts that we may need to raise.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work (e.g., seismic acquisition costs, permitting and surface damages and importation of equipment into Israel, etc.) in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

The warrants first became exercisable on May 2, 2016 and, in the case of ZNWAC on May 2, 2018 and in the case of ZNWAD on May 2, 2019, at a per share exercise price of $1.00.

As of May 2, 2017, any outstanding ZNWAB warrants expired.

As of May 2, 2018, any outstanding ZNWAC warrants expired.

On December 4, 2018, the Company extended the termination date of the ZNWAD Warrant by one (1) year from the expiration date of May 2, 2019 to May 2, 2020.

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

On May 22, 2017, we launched a new unit offering (the “New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The new unit program began on May 22, 2017 and terminated on July 12, 2017. This new Unit Option Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock. Each warrant affords the participant the opportunity to purchase one share of the Company’s Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAF.”

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

An Amendment No. 2 to the Prospectus Supplement (as described below) was filed on October 12, 2017.

Under Amendment No. 2, the Company initiated another Unit Option Program which terminated on December 6, 2017. This Unit Option Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 15 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as “ZNWAG.”

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

The warrants became exercisable on April 2, 2018 and continue to be exercisable through April 2, 2020 at a per share exercise price of $5.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of April 19, 2019 to April 19, 2020.

On August 21, 2018, the Company initiated another Unit Option and terminated on September 26, 2018. The Unit Option consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAJ.”

The warrants became exercisable on October 29, 2018 and continue to be exercisable through October 29, 2020 at a per share exercise price of $1.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of April 19, 2019 to April 19, 2020.

On December 10, 2018, the Company’s most recent Unit Option began and was terminated on January 23, 2019. The Unit Option consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional two hundred and fifty (250) shares of Common Stock at a per share exercise price of $0.01. The investor’s Plan account would be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.01. The warrant is referred to as “ZNWAK.”

The warrants become exercisable on February 25, 2019 and continue to be exercisable through February 25, 2020 at a per share exercise price of $0.01.

The company raised approximately $2,000,000 from the period December 10, 2018 through January 23, 2019, under the DSPP and its most recently completed unit offering.

For the years ended December 31, 2018, 2017 and 2016, approximately $13,781,000, $22,994,000 and $4,338,000 was raised under the DSPP program, respectively.

The warrants represented by the ticker ZNWAA are tradable on the Nasdaq market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

2018 Subscription Rights Offering

On April 2, 2018 the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer & Trust Company, LLC (the “Subscription Agent”), at no cost to the shareholders, of non-transferable Subscription Rights to purchase Rights (each “Right” and collectively, the “Rights”) of its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable rights to subscribe for Rights, with each Right comprised of one share of the Company Common Stock, par value $0.01 per share (the “Common Stock”) and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right could be purchased at a per Right subscription price of $5.00. Each Warrant afforded the investor the opportunity to purchase one share of the Company Common Stock at a warrant exercise price of $3.00. The warrant is referred to as “ZNWAI.”

The warrants became exercisable on June 29, 2018 and continue to be exercisable through June 29, 2020 at a per share exercise price of $3.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of June 29, 2019 to June 29, 2020.

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

Warrants Extended

 On December 4, 2018, the Company executed an Amendment to certain Warrant Agent Agreements (the “Agreements”) between the Company and American Stock Transfer & Trust Company (“AST”).  The Company has implemented Agreements with AST as the Company’s Warrant Agent (the “Warrant Agent”), under a Warrant Agent Agreement dated February 2, 2015 for the Warrant ZNWAD, under a Warrant Agent Agreement dated February 1, 2018 for the Warrant ZNWAH, under a Warrant Agent Agreement dated April 2, 2018 for the Warrant ZNWAI and under a Warrant Agent Agreement dated August 21, 2018 for the Warrant ZNWAJ.

The Warrant ZNWAD had an expiration date of May 2, 2019, the Warrant ZNWAH had an expiration date of April 19, 2019, the Warrant ZNWAI had an expiration date of June 29, 2019 and the Warrant ZNWAJ had an expiration date of October 29, 2019.

Pursuant to Section 3.2 of the Warrant Agent Agreements, the Company in its sole discretion extended the termination date of the above Warrants by delaying the Expiration Dates and such extension shall be identical in duration among all of the Warrants. The Company extended the termination date of the Warrant ZNWAD by one (1) year from the expiration date of May 2, 2019 to May 2, 2020. The Company extended the termination date of the Warrant ZNWAH by one (1) year from the expiration date of April 19, 2019 to April 19, 2020. The Company extended the termination date of the Warrant ZNWAI by one (1) year from the expiration date of June 29, 2019 to June 29, 2020. The Company extended the termination date of the Warrant ZNWAJ by one (1) year from the expiration date of October 29, 2019 to October 29, 2020.

The Warrants transactions since January 1, 2016 are shown in the table below:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Outstanding warrants, December 31, 2015	1,567,155	287,072	287,072	287,072	-	-	-	-	-	-	2,428,371
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00	$3.00	1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2020	5/2/2020	8/14/2020	1/8/2021	4/19/2020	6/29/2020	10/29/2020

Change during 2016 to:

Issued	-	95,180	95,180	95,180	803,376	-	-	-	-	-	1,088,916
Exercised	-	(68,698)	(37,524)	(34,412)	-	-	-	-	-	-	(140,634)
Expired	-	-	-	-	-	-	-	-	-	-	-
Outstanding and exercisable warrants, December 31, 2016	1,567,155	313,554	344,728	347,840	803,376	-	-	-	-	-	3,376,653

Change during 2017 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Issued	-	-	-	-	3,262,742	683,865	414,300	-	-	-	4,360,907
Exercised	(42,538)	(206,737)	(69,576)	(53,506)	(1,037,999)	(223,634)	-	-	-	-	(1,633,990)
Expired	-	(106,817)	-	-	-	-	-	-	-	-	(106,817)
Outstanding and exercisable warrants, December 31, 2017	1,524,617	-	275,152	294,334	3,028,119	460,231	414,300	-	-	-	5,996,753

Change during 2018 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Issued	-	-	-	-	10,493	100	6,030	373,900	656,274	550,900	1,597,697
Exercised	(25,813)	-	(196,913)	(50,481)	(894,102)	(100,721)	(179,752)	(1,500)	(15,539)	(4,850)	(1,469,671)
Expired	-	-	(78,239)	-	-	-	-	-	-	-	(78,239)
Outstanding and exercisable warrants, December 31, 2018	1,498,804	-	-	243,853	2,144,310	359,610	240,578	372,400	640,735	546,050	6,046,540

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

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2019	2020	2021	2022	Thereafter	Total
Exploration Related Commitments	3,501	—	—	—	—	3,501

Operating Leases	328	322	228	173	187	1.238

Convertible Bonds (a)	327	327	3,593	—	—	4,247

Employment Agreements	1,115	—	—	—	—	1,115

Total	5,271	649	3,821	173	187	10,101

(a)	Zion has the right to make this annual payment in ZN common shares (payment in kind).

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2018 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At December 31, 2018, and 2017 we reclassified $63,000 and $90,000, respectively, in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 7).

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2018 through December 31, 2018, the USD has fluctuated by approximately 8.1% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2017 through December 31, 2017, the USD fluctuated by approximately (9.8%) against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2018, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $4,125,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2018 was approximately 0.12%.

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

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 19 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the NASDAQ Global Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well does not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000.

While the well was not commercially viable, Zion has learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives and support further evaluation and potential further exploration efforts within our License area.

The MJ#1 well has provided Zion with information Zion believes is important for potential future exploration efforts within its license area. As with many frontier wildcat wells, the MJ#1 also left several questions unanswered.

While not meant to be an exhaustive list, a summary of what Zion believes to be key information learned in the MJ#1 well is as follows:

1.	The MJ#1 encountered much higher subsurface temperatures at a depth shallower than expected before drilling the well. In our opinion, this is significant because reaching a minimum temperature threshold is necessary for the generation of hydrocarbons from an organic-rich source rock.
2.	The known organic rich (potentially hydrocarbon bearing) Senonian age source rocks that are typically present in this part of Israel were not encountered as expected. Zion expected these source rocks to be encountered at approximately 1,000 meters in the MJ#1 well.
3.	MJ#1 had natural fractures, permeability (the ability of fluid to move through the rock) and porosity (pore space in rock) that allowed the sustained flow of formation fluid in the shallower Jurassic and lower Cretaceous age formations between approximately 1,200 and 1,800 meters. While no hydrocarbons were encountered, Zion believes this fact is nonetheless significant because it provides important information about possible reservoir pressures and the ability of fluids to move within the formation and to the surface.
4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes suggests an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing and thus the MJ#1 was not producible or commercial.
5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

A summary of what Zion believes to be some key questions left to be answered are:

1.	Is the missing shallow Senonian age source rock a result of regional erosion, or is it missing because of a fault that cut the well-bore and could be reasonably expected to be encountered in the vicinity of the MJ#1 drill site? Zion believes this is an important question to answer because if the Senonian source rocks do exist in this area, the high temperatures encountered are sufficient to mature these source rocks and generate oil.
2.	Do the unusually high shallow subsurface temperatures extend regionally beyond the MJ#1 well, which could allow for the generation of hydrocarbons in the Senonian age source rock within our license area?
3.	As a consequence of seismic remapping, where does the MJ#1 well lie relative to the potential traps at the Jurassic and Triassic levels and was the well location too low on the structures and deeper than the potential hydrocarbons within those traps?

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 50 square kilometers surrounding the MJ#1 well.

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

We believe that our system of internal control pertaining to financial reporting provides reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting also includes those policies and procedures that pertain to the maintenance of records that accurately and fairly reflect the transactions and dispositions of our assets, and provides reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP.

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

Background

We evaluated the design and operating effectiveness of our internal control over financial reporting as of December 31, 2018 in accordance with Section 404 – Management Assessment of Internal Controls of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the Securities and Exchange Commission’s (“SEC”) internal controls reporting requirements set forth in its final rule in Release No. 34-47986, Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports (“Release No. 34-47986”).

In Release No. 34-47986, the SEC requires that we base our evaluation of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework that is established by a body or group that has followed due-process procedures, including the broad distribution of the framework for public comment. Specifically, Release No. 34-47986 provides that a suitable framework must:

●	be free from bias;
●	permit reasonably consistent qualitative and quantitative measurements of a company’s internal control;
●	be sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of a company’s internal controls are not omitted; and
●	be relevant to an evaluation of internal control over financial reporting.

Accordingly, we chose to use the Internal Control – Integrated Framework (2013), established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”) as the basis for evaluating the design and operating effectiveness of our internal control over financial reporting.

To draw accurate conclusions about the design and operating effectiveness of our internal control over financial reporting, we must observe a threshold established by the SEC in Release No. 34-47986 which precludes us from determining that our internal control over financial reporting is effective if we identify one or more material weaknesses in our internal control over financial reporting.

In Auditing Standard No. 5, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements (“AS5”), the Public Company Accounting Oversight Board (“PCAOB”) defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

To further clarify the meaning of material weakness, AS5 defines the following related terms:

●	Control deficiency. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.
●	Significant deficiency. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

In Release No. 34-47986, the SEC requires that our assessment of our internal control over financial reporting be: (1) based on procedures sufficient both to evaluate design and test operating effectiveness; and (2) supported by sufficient evidential matter.

Assessment of Internal Control over Financial Reporting

We designed our internal control over financial reporting to effectively support our assertions related to all significant processes and disclosures in our financial statements. Evidence of the design and control objectives of our internal control over financial reporting is documented in detailed process flow narratives which describe the controls over significant processes and procedures designed to prevent and detect material misstatements or omissions in our financial statements and include controls related to:

●	Authorizing, initiating, recording, processing, and reconciling all significant account balances, classes of transactions and disclosure, and related assertions included in our financial statements;
●	Initiating and processing non-routine and non-systematic transactions;
●	Selection and application of appropriate accounting policies;
●	Prevention, identification, and detection of fraud;
●	Financial reporting processes; and
●	Safeguarding assets.

Our approach to evaluating the design and operating effectiveness of our internal control over financial reporting included the following procedures which were subject to the direction and oversight of the Audit Committee of our Board of Directors, CEO, CFO and General Counsel:

●	Determine the scope of the evaluation;
●	Document the control environment;
●	Plan and perform tests to evaluate the design and operating effectiveness of internal control over financial reporting;
●	Evaluate identified control deficiencies to determine whether the control deficiencies, individually or in combination, are significant deficiencies or material weaknesses; and
●	Report the results of the evaluation and the conclusion about the design and operating effectiveness of internal control over financial reporting as of the end of the most recent fiscal year based on the evaluation in accordance with Section 404 and Release No. 34-47986.

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

Scope

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 19 years of oil & gas exploration in Israel. As of December 31, 2018, the Company had no revenues from its oil and gas operations.

Significant processes

Based on our quantitative and qualitative analysis, the following processes and sub-processes were identified as significant to our financial statements:

USA Operations:

●	Entity-level Controls
●	Financial Reporting
●	General Ledger and Equity
●	Human Resources
●	Information Technology
●	Legal
●	Payroll
●	Purchasing
●	Treasury Management
●	Tax Reporting

Israel Operations:

●	General Ledger and Equity
●	Human Resources
●	Information Technology
●	Inventory Management
●	Legal
●	Payroll
●	Purchasing
●	Treasury Management
●	Tax Reporting

Document the control environment

For each significant process, we identified the points within the process at which a misstatement, including a misstatement due to fraud, related to each financial statement assertion could occur and identified controls in place to address potential misstatements and prevent or detect unauthorized acquisition, use, or disposition of assets. We also identified entity-level controls that address corporate governance. We utilized narrative documents to capture the control environment at the entity-wide level and for each significant process. Controls identified in each of the process flow narratives were summarized in control matrices.

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

Plan and perform testing

We performed tests of the design and operating effectiveness of our internal control over financial reporting to evaluate controls over all relevant assertions related to all significant processes and disclosures. To determine the nature, timing, and extent of the tests of internal control over financial reporting, we performed the following steps:

●	Identified all relevant financial statement assertions;
●	Identified all significant processes and major classes of transactions; and
●	Identified controls to test.

Identify controls to test

Upon identifying significant processes, we evaluated whether to test preventive controls, detective controls, or a combination of both for the assertions relevant to individual significant processes. To achieve effective tests of controls over financial reporting, we chose to test a combination of both preventive and detective controls.

Testing and evaluating design effectiveness

To test and evaluate design effectiveness of our internal control over financial reporting, we considered the control objectives in each area and whether the controls could effectively prevent or detect errors or fraud that could result in material misstatements in our financial statements. The procedures we performed to test and evaluate design effectiveness included inquiry, observation, walkthroughs, inspection of relevant documentation, and specific evaluation of whether the controls are likely to prevent or detect errors or fraud that could result in misstatements if they operated as intended.

Testing and evaluating operating effectiveness

We determined the nature, timing, and extent of tests of controls to evaluate operating effectiveness of our internal control over financial reporting.

Nature. Our tests of controls over operating effectiveness included a mix of inquiry, inspection of relevant documentation, observation, and re-performance of the controls. The nature of the test we performed often depended upon the nature of the control itself. In cases where effective operation of the control was not sufficiently evident, we re-performed the control and/or inquired of relevant personnel for additional evidence.

Timing. The period of time over which we performed tests of controls varied with the nature of the control being tested and with the frequency with which specific controls operate and specific policies apply. We tested controls that were relevant to our internal control over financial reporting for fiscal year 2018.

Extent. In determining the extent of procedures to perform, we designed the procedures to provide a high level of assurance that the control being tested was operating effectively. In making this determination, we evaluated the nature, frequency of operation, and importance of the control being tested.

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

Nature of the control

We evaluated the complexity of the controls, the significance of the judgments made in connection with their operation, and the level of competence of the individual performing the controls to ensure effective operation of the controls.

Frequency of operation

Depending on the frequency of operation of the controls being tested, we randomly selected transactions as follows:

Frequency	Number of selections
Daily	10-25
Weekly	5-10
Monthly	2
Quarterly	1
Yearly	1

For controls that operate in connection with each transaction, we tested multiple operations of the control over a sufficient period of time to obtain a high level of assurance that the controls operated effectively. For controls that operate less frequently, we tested significantly fewer operations of the control. For controls that we strengthened or implemented later in the year, we tested operation of the control from the date of change or implementation.

Importance of the control

We considered controls that address multiple financial statement assertions and certain period-end detective controls more important that certain related preventive controls. As a result, we evaluated operation of these controls more extensively.

Evaluate identified control deficiencies

We evaluated any control deficiencies identified through our testing to determine whether those deficiencies, individually or in combinations, were significant deficiencies or material weaknesses. Our evaluation of the significance of each deficiency included both quantitative and qualitative factors.

To evaluate the significance of each potential deficiency, we determined the likelihood that the deficiency, or a combination of deficiencies, could result in a misstatement of an account balance or disclosure and the magnitude of the potential misstatement resulting from the deficiency or deficiencies.

In determining the likelihood that a deficiency, or a combination of deficiencies, could result in a misstatement of an account balance or disclosure, we considered the following factors:

●	The nature of the financial statement accounts, disclosures, and assertions involved;
●	The susceptibility to fraud or loss of the related assets;
●	The extent of judgment required to determine the amount involved;

Zion Oil & Gas, Inc.

Management’s Assessment of Internal Control over Financial Reporting

December 31, 2018

●	The cause and frequency of known or detected exceptions for the operating effectiveness of a control;
●	The relationship of the control with other controls;
●	The interaction of the deficiencies; and
●	The potential future consequences of the deficiencies.

To determine the magnitude of the misstatement that could result from each potential deficiency or combination of deficiencies, we identified the financial statement amounts or total of transactions exposed by the deficiency and the volume of activity in the account balance or class of transactions exposed to the deficiency that has occurred in the current period or that is expected in future periods.

Furthermore, we considered the level of detail and degree of assurance that would satisfy prudent officials in the conduct of their own affairs that they have reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP.

Any deficiencies identified through our testing of the design and operating effectiveness of controls over financial reporting are detailed in supporting schedules. The evaluation of these deficiencies in combination is described in the following section of this document.

Process-Level Control Deficiencies in Combination

Zero business process control deficiencies remained as of December 31, 2018.

Information Technology General Control Deficiencies

Our evaluation of the information technology control environment did not result in a control deficiency as of December 31, 2018.

Report the results of the evaluation and the conclusion

Based on our evaluation of our internal control over financial reporting and the absence of any significant deficiencies as of December 31, 2018, we believe there is not a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected. Therefore, we conclude that our internal control over financial reporting is effective as of December 31, 2018.

February 6, 2019

Zion Oil & Gas, Inc.

/s/ Dustin L. Guinn	/s/ Michael B. Croswell Jr
Dustin L. Guinn, Chief Executive Officer	Michael B. Croswell Jr, Chief Financial Officer

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 (i) By letter dated (and received) October 3, 2018, MaloneBailey LLP (“Malone”) notified the Audit Committee of the Board of Directors (the “Audit Committee”) of Zion of its resignation as the Company’s independent registered public accounting firm.

The previously issued reports of Malone on the Company’s financial statements for the fiscal years ended December 31, 2017 and 2016 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2017 and 2016, and the subsequent period through October 3, 2018, the date of Malone’s resignation, there were no disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused Malone to make reference to the subject matter of the disagreements in their reports.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Malone with a copy of certain information as set forth in Item 4.01 of the Form 8-K filing on October 10, 2018. The Company requested that Malone furnish the Company with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether Malone agrees with the above statements in the Item 4.01 as required by SEC rules. Malone has furnished the requested letter, and it is incorporated by reference to Item 4.01 of the Company’s Current Report on Form 8-K as filed with the SEC on October 10, 2018.

(ii) On October 10, 2018, the Audit Committee engaged RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

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

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2018.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2018, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

There were no changes in internal controls over financial reporting that occurred during 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2019 Proxy Statement”) for our 2019 annual meeting of stockholders. The 2019 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference the 2019 Proxy Statement for the 2019 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference the 2019 Proxy Statement for the 2019 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference the 2019 Proxy Statement for the 2019 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference the 2019 Proxy Statement for the 2019 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – RBSM, LLP (2018)

Report of Independent Registered Public Accounting Firm – MaloneBailey, LLP (2017)

Balance Sheets as of December 31, 2018, and 2017.

Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016.

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016.

Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

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

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

Number	Description

10.4	Office Lease Agreement between Zion Oil & Gas, Inc., tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.5	Megiddo-Jezreel License, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

10.6	Extension Letter to Megiddo-Jezreel License, as extended to December 2, 2020

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

16.1	Audit letter by MaloneBailey dated October 10, 2018 (incorporated by reference to Item 4.01 to the Company’s Current Report on Form 8-K as filed with the SEC on October 10, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

ITEM 16. FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Dustin Guinn	By:	/s/ Michael B. Croswell Jr.
	Dustin Guinn Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 8, 2019		Date: March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dustin Guinn	Chief Executive Officer	March 8, 2019
Dustin Guinn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 8, 2019
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ John M. Brown	Chairman of the Board of Directors	March 8, 2019
John M. Brown

/s/ William H. Avery	General Counsel and Director	March 8, 2019
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 8, 2019
Martin M. van Brauman

/s/ Paul Oroian	Director	March 8, 2019
Paul Oroian

/s/ John Seery	Director	March 8, 2019
John Seery

/s/ Forrest A. Garb	Director	March 8, 2019
Forrest A. Garb

/s/ Kent Siegel	Director	March 8, 2019
Kent Siegel

/s/ Gene Scammahorn	Director	March 8, 2019
Gene Scammahorn

/s/ Virginia Prodan	Director	March 8, 2019
Virginia Prodan

/s/ Lee Russell	Director	March 8, 2019
Lee Russell

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zion Oil & Gas, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheet of Zion Oil & Gas, Inc. (the “Company”) as of December 31, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule II (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Basis for Opinions

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 8, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Zion Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Zion Oil & Gas, Inc. (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company's auditor from 2011 through 2018.

Houston, Texas

March 12, 2018

Zion Oil & Gas, Inc.

Balance Sheets as of

	December 31, 2018	December 31, 2017
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	2,791	6,892
Fixed short term bank deposits – restricted	1,325	1,197
Prepaid expenses and other	461	434
Other deposits	280	540
Governmental receivables	361	1,237
Other receivables	153	133
Total current assets	5,371	10,433

Unproved oil and gas properties, full cost method (see Note 4)	6,714	21,695

Property and equipment at cost
Net of accumulated depreciation of $455 and $453	156	196

Other assets
Fixed short term bank deposits – restricted	9	990
Assets held for severance benefits	271	234
Total other assets	280	1,224

Total assets	12,521	33,548

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,811	2,750
Asset retirement obligation (see Note 10B)	720	470
Derivative liability (see Note 8)	345	1,866
Accrued liabilities (see Note 5)	958	1,701
Total current liabilities	4,834	6,787

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $63 and $90 and unamortized debt discount of $993 and $1,267 at December 31, 2018 and 2017 respectively (see Note 7)	2,211	2,002
Obligation under capital lease, net of current maturities of $10 (see Note 7C)	30	39
Provision for severance pay	317	280
Total long-term liabilities	2,558	2,321

Total liabilities	7,392	9,108

Commitments and contingencies (see Note 10)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at December 31, 2018: Issued and outstanding: 66,405,180 and 55,888,399 shares at December 31, 2018 and 2017 respectively	664	559
Additional paid-in capital	203,580	184,485
Accumulated deficit	(199,115)	(160,604)
Total stockholders’ equity	5,129	24,440

Total liabilities and stockholders’ equity	12,521	33,548

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Operations

	For the year ended December 31,
	2018	2017	2016
	US$ thousands	US$ thousands	US$ thousands

General and administrative	6,360	6,043	6,664
Impairment of unproved oil and gas properties	30,906	—	—
Other	2,214	2,744	2,227
Loss from operations	(39,480)	(8,787)	(8,891)

Other income (expense), net
(Loss), gain on derivative liability	1,521	(971)	731
Other income, net	—	10	43
Foreign exchange gain, (loss)	(133)	152	(6)
Financial (expenses), net	(419)	(393)	(390)

Loss before income taxes	(38,511)	(9,989)	(8,513)
Income taxes	—	—	—

Net loss	(38,511)	(9,989)	(8,513)

Net loss per share of common stock - basic and diluted (in US$)	(0.63)	(0.20)	(0.21)

Weighted-average shares outstanding–basic and diluted (in thousands)	61,107	50,593	41,238

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2015	38,220	382	150,450	(142,102)	8,730
Funds received from sale of DSPP units and shares	2,796	28	4,310	—	4,338
Value of bonds converted to shares	6	*	8		8
Funds received from option exercises	1,556	16	—	—	16
Value of options granted to employees, directors and others as non-cash compensation	—	—	3,086	—	3,086
Net loss	—	—	—	(8,513)	(8,513)
Balances as of December 31, 2016	42,578	426	157,854	(150,615)	7,665

Funds received from sale of DSPP units and shares	11,298	113	22,881	—	22,994
Value of bonds converted to shares	43	*	149	—	149
Bond interest paid in shares	289	3	343		346
Funds received from option exercises	1,680	17	534	—	551
Value of options granted to employees, directors and others as non-cash compensation	—	—	2,724	—	2,724
Net loss	—	—	—	(9,989)	(9,989)
Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440

Funds received from sale of DSPP units and shares	9,466	94	13,687	—	13,781
Funds received from Rights Offering	656	7	3,031	—	3,038
Value of bonds converted to shares	41	*	176	—	176
Bond interest paid in shares	71	1	330	—	331
Funds received from option exercises	283	3	16	—	19
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,855	—	1,855
Net loss	—	—	—	(38,511)	(38,511)
Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2018	2017	2016
	US$ thousands	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(38,511)	(9,989)	(8,513)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	56	49	56
Capital gain on sale of property and equipment	-	(10)	(43)
Loss on Fixed Asset Disposal	3	-	-
Cost of options issued to employees, directors and others as non-cash compensation	1,507	2,468	2,873
Amortization of debt discount related to convertible bonds	385	325	357
Change in derivative liability	(1,521)	971	(731)
Impairment of unproved oil and gas properties	30,906	-	-
Change in assets and liabilities, net:
Other deposits	260	(540)	-
Prepaid expenses and other	(27)	(87)	13
Governmental receivables	876	(1,175)	185
Other receivables	(20)	(51)	45
Severance pay, net	-	2	21
Accounts payable	75	15	(181)
Accrued liabilities	178	(38)	(411)
Asset retirement obligation		-	(4)
Net cash used in operating activities	(5,833)	(8,060)	(6,333)

Cash flows from investing activities
Acquisition of property and equipment	(19)	(65)	(26)
Proceeds from sale of property and equipment	-	14	44
Investment in unproved oil and gas properties	(15,931)	(10,820)	(1,192)
Net cash used in investing activities	(15,950)	(10,871)	(1,174)

Cash flows from financing activities
Proceeds from sale of 10% Senior Convertible Bonds	-	-	3,470
Payments related to capital lease	(9)	(22)	-
Deferred offering cost	-	-	(2)
Proceeds from exercise of stock options	19	551	16
Proceeds from Rights Offering	3,038	-	-
Proceeds from issuance of stock and exercise of warrants	13,781	22,994	4,338
Net cash provided by financing activities	16,829	23,523	7,822

Net (decrease), increase in cash, cash equivalents and restricted cash	(4,954)	4,592	315
Cash, cash equivalents and restricted cash – beginning of period	9,079	4,487	4,172
Cash, cash equivalents and restricted cash – end of period	4,125	9,079	4,487

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	348	256	213
Unpaid investments in oil and gas properties	2,946	3,876	25
Debt discount related to the derivative liability	-	-	1,626
Acquisition of property and equipment under capital lease	-	71	-
Convertible Bond interest paid in shares	331	346	-
Capitalized convertible bond interest attributed to oil and gas properties	331	346	-
Deferred offering cost	-	-	136
10% Senior Convertible Bonds converted to shares	176	149	8

The accompanying notes are an integral part of the financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31, 2018	December 31, 2017
	US$ thousands	US$ thousands
Cash and cash equivalents	2,791	6,892
Restricted cash included in fixed short-term bank deposits	1,325	1,197
Restricted cash included in fixed long-term bank deposits	9	990
	4,125	9,079

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 19 years of oil & gas exploration in Israel. As of December 31, 2018, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. We also have branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log) and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000.

The MJ#1 well provided Zion with information Zion believes is important for potential future exploration efforts within its license area. As with many frontier wildcat wells, the MJ#1 also left several questions unanswered.

While not meant to be an exhaustive list, a summary of what Zion believes to be key information learned in the MJ#1 well is as follows:

1.	The MJ#1 encountered much higher subsurface temperatures at a depth shallower than expected before drilling the well. In our opinion, this is significant because reaching a minimum temperature threshold is necessary for the generation of hydrocarbons from an organic-rich source rock.

2.	The known organic rich (potentially hydrocarbon bearing) Senonian age source rocks that are typically present in this part of Israel were not encountered as expected. Zion expected these source rocks to be encountered at approximately 1,000 meters in the MJ#1 well.

3.	MJ#1 had natural fractures, permeability (the ability of fluid to move through the rock) and porosity (pore space in rock) that allowed the sustained flow of formation fluid in the shallower Jurassic and lower Cretaceous age formations between approximately 1,200 and 1,800 meters. While no hydrocarbons were encountered, Zion believes this fact is nonetheless significant because it provides important information about possible reservoir pressures and the ability of fluids to move within the formation and to the surface.

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes suggests an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing and thus the MJ#1 was not producible or commercial.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Going Concern (cont’d)

5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

A summary of what Zion believes to be some key questions left to be answered are:

1.	Is the missing shallow Senonian age source rock a result of regional erosion, or is it missing because of a fault that cut the well-bore and could be reasonably expected to be encountered in the vicinity of the MJ#1 drill site? Zion believes this is an important question to answer because if the Senonian source rocks do exist in this area, the high temperatures encountered are sufficient to mature these source rocks and generate oil.

2.	Do the unusually high shallow subsurface temperatures extend regionally beyond the MJ#1 well, which could allow for the generation of hydrocarbons in the Senonian age source rock within our license area?

3.	As a consequence of seismic remapping, where does the MJ#1 well lie relative to the potential traps at the Jurassic and Triassic levels and was the well location too low on the structures and deeper than the potential hydrocarbons within those traps?

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 50 square kilometers surrounding the MJ#1 well.

Zion received a multi-year license extension through December 2, 2019. Zion made its annual license fee payment on December 31,, 2018, thereby confirming the Company’s commitment to further exploration in the license area. The Company has commenced preliminary scouting and survey design to help identify the geologic boundaries of the proposed 3D seismic survey. Additionally, Zion held initial meetings with potential vendors to aid in the 3D seismic planning and acquisition process. Once the survey design and surface layout are completed, Zion intends to acquire the necessary government permits and negotiate potential surface damages to crops, irrigation piping, and other surface features. Zion believes it will be necessary to import seismic source equipment and autonomous wireless geophones (to record the signal) to acquire the 3D data. Once data acquisition is completed, interpretation is the final step and will involve integration with, and modification of, previous work by Zion technical staff.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

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

On October 16, 2018 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401.  The additional time was necessary because we had still not completed testing and evaluating all planned testing zones. On October 28, 2018, Israel’s Petroleum Commissioner granted Zion’s work program report extension to January 31, 2019, as shown below.

No.	Activity Description	Execution by:
1	Submit program for continuation of work under license	31 January 2019

On January 31, 2019, Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401.  The additional time was necessary to finalize the work program. On February 3, 2019 Israel’s Petroleum Commissioner granted Zion’s work program report extension to February 28, 2019, as shown below:

Number	Activity Description	Execution by:
3	Submit program for continuation of work under license	28 February 2019

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

Zion’s Former Jordan Valley, Joseph, and Asher-Menashe Licenses

On March 29, 2015, the Energy Ministry formally approved the Company’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Company has plugged all of its exploratory wells (in the former Joseph and Asher-Menashe Licenses) but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials (see note 10C).

B. Going Concern

The Company incurs cash outflows from operations and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2018, the Company incurred a net loss of approximately $38.5 million and had an accumulated deficit of approximately $199 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

B. Cash and Cash Equivalents

The Company maintains cash balances with six banks, of which three banks are located in the United States, one in the United Kingdom, and two in Israel. For purposes of the statement of cash flows and balance sheet, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. No impairment charges were recorded in 2016 and 2017 (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $6,714,000 and $21,695,000 as of December 31, 2018, and 2017, respectively.

F. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $56,000, $49,000 and $56,000 for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2017, and 2016 the Company sold one motor vehicle each year. Proceeds of $14,000 and $44,000 were received, and a capital gain of $10,000 and $43,000 was recognized during the year ended December 31, 2017, and 2016, respectively.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2018, 2017, and 2016.

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

K. Asset Retirement Obligation

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred. This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties. The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value (see Note 10C).

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

L. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 9,441,833 and 9,196,696 and 6,701,596 Common Stock equivalents in 2018, 2017 and 2016 respectively, would be anti-dilutive.

M. Stock Based Compensation

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

P. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged. Zion did not have any related party transactions for the fiscal years ending December 2018 and 2017, respectively, with the exception of recurring monthly consulting fees paid to certain management personnel.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

Q. Recently Adopted Accounting Pronouncements

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

ASU 2016-18 – Statement of Cash Flows (Topic 230)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required. The periods ended December 31, 2018, 2017 and 2016, respectively, has been reclassified to reflect this change.

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

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2018 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At December 31, 2018, 2017 and 2016 the Company reclassified $63,000 and $90,000, and $118,000, respectively, in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 7).

R. Reclassifications

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

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2018, and 2017, the Company had a provision for severance pay of $317,000 and $280,000, respectively, of which all was long-term. As of December 31, 2018, and 2017, the Company had $271,000 and $234,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2018	December 31, 2017
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,242	14,999
Capitalized salary costs	1,579	2,034
Capitalized interest costs	677	346
Legal costs, license fees and other preparation costs	3,216	4,087
Other costs	-	229
	6,714	21,695

Impairment of unproved oil and gas properties comprised as follows:

	For the year ended December 31,
	2018	2017	2016
	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	27,371	-	-
Capitalized salary costs	1,006	-	-
Legal costs, license fees and other preparation costs	2,039	-	-
Other costs	490	-	-
	30,906	-	-

Changes in Unproved oil and gas properties during the years ended December 31, 2018, 2017, 2016, are as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	13,614	13,229	458
Capitalized salary costs	551	455	402
Capitalized interest costs	331	346	-
Legal costs, license fees and other preparation costs	1,168	1,069	512
Other costs	261	199	3
Impairment of unproved oil and gas properties	(30,906)	-	-
	(*14,981)	*15,298	*1,375

* Inclusive of non-cash amounts of approximately $3,625,000, $4,478,000 and $238,000 during the years 2018, 2017 and 2016, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2018	December 31, 2017
	US$ thousands	US$ thousands

Drilling provisions	156	1,077
Employees related	177	166
Interest on convertible bonds	231	231
Audit and Related Costs	194	148
Other	200	79
	958	1,701

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

In June 2017, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Plan for employees and consultants reserving for issuance thereunder an additional 10 million shares of Common Stock for a total of 16 million shares of Common Stock available thereunder.

During the year ended December 31, 2018, the Company granted the following non-qualified options from the 2011 Plan for employees, directors and consultants, to purchase as non-cash compensation (taxable on the date of exercise):

i.	Options to purchase 330,000 shares of Common Stock to 23 senior officers, staff members and consultants at an exercise price of $.01 per share. The options have vesting schedules of 165,000 shares on June 30, 2018 and 165,000 shares on December 31, 2018. The options are exercisable through January 1, 2028. The fair value of the options at the date of grant amounted to approximately $759,000.

ii.	Options to purchase 110,000 shares of Common Stock to five senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2028. The fair value of the options at the date of grant amounted to approximately $250,000.

iii.	Options to purchase 55,000 shares of Common Stock to three consultants at an exercise price of $0.01 per share. The options are exercisable through March 1, 2028. However, the vesting and exercisability of these options is subject to the following schedule: (a) 27,500 options vest on June 30, 2018 and (b) the remaining 27,500 options vest on June 30, 2019. The fair value of the options at the date of grant amounted to $222,000.

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

In June 2015, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Directors Plan, reserving for issuance thereunder an additional two million shares of Common Stock for a total of three million shares of Common Stock available thereunder.

In June 2017, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Directors Plan, reserving for issuance thereunder an additional four million shares of Common Stock for a total of seven million shares of Common Stock available thereunder.

During the year ended December 31, 2018, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

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

During the year ended December 31, 2017, the Company granted the following options from the 2011 Directors Plan, to purchase as non-cash compensation (taxable on the date of exercise):

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

There were no stock issuances from the 2005 Plan during the calendar years 2018, 2017 and 2016.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

D. Warrants and Options

The Company has reserved 10,835,333 shares of common stock as of December 31, 2018, for the exercise of warrants and options to employees and non-employees, of which 10,825,333 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees

	0.01		10,000	October 01, 2027	Options
	0.01		45,000	February 28, 2028	Options
	0.01		30,000	January 01, 2028	Options
	1.67		105,000	October 01, 2024	Options
	1.70		115,000	December 20, 2022	Options
	2.61		77,000	December 04, 2021	Options
To employees and directors

	0.01		15,000	November 11, 2023	Options
	0.01		15,000	March 31, 2024	Options
	0.01		5,000	June 11, 2024	Options
	0.01		10,000	September 30, 2025	Options
	0.01		25,000	December 31, 2025	Options
	0.01		305,000	June 05, 2026	Options
	0.01		25,000	December 31, 2026	Options
	0.01		500,000	January 01, 2027	Options
	0.01		10,000	January 04, 2027	Options
	0.01		60,000	April 17, 2027	Options
	0.01		30,000	October 01, 2027	Options
	0.01		202,500	January 01, 2028	Options
	0.01		110,000	January 04, 2028	Options
	0.01		6,000	April 06, 2028	Options
	1.33		25,000	May 01, 2023	Options
	1.38		108,000	January 02, 2021	Options
	1.38		123,057	January 02, 2025	Options
	1.55		400,000	June 05, 2022	Options
	1.67		340,000	October 01, 2020	Options
	1.67		343,886	October 01, 2024	Options
	1.70		168,500	December 20, 2022	Options
	1.73		25,000	January 09, 2019	Options
	1.75		400,000	June 07, 2023	Options
	1.78		25,000	September 04, 2024	Options
	1.87		25,000	January 31, 2022	Options
	1.95		25,000	April 02, 2020	Options
	1.96		25,000	September 3, 2019	Options
	2.03		25,000	May 01, 2021	Options
	2.31		400,000	January 01, 2024	Options
	2.61		604,500	December 04, 2021	Options
	4.15		25,000	July 02, 2024	Options
To investors
	1.00		243,853	May 02, 2020	Warrants
	1.00		546,050	October 29, 2020	Warrants
	1.00		2,144,510	March 03, 2020	Warrants
	1.00		359,610	August 14, 2020	Warrants
	1.00		240,578	January 08, 2021	Warrants
	2.00		1,498,804	January 31, 2020	Warrants
	3.00		640,735	June 29, 2020	Warrants
	5.00		372,400	April 19, 2020	Warrants
Total outstanding	1.56	*	10,834,983

* Weighted Average

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2016 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2015	3,629,693	1.76

Changes during 2016 to:
Granted to employees, officers, directors and others	2,265,000	0.27
Expired/Cancelled/Forfeited	(172,250)	2.76
Exercised	(1,555,500)	0.01
Outstanding, December 31, 2016	4,166,943	1.58

Changes during 2017 to:
Granted to employees, officers, directors and others	2,212,500	0.34
Expired/Cancelled/Forfeited	(360,000)	2.32
Exercised	(1,680,000)	0.33
Outstanding, December 31, 2017	4,339,443	1.37

Changes during 2018 to:
Granted to employees, officers, directors and others*	969,000	1.11
Expired/Cancelled/Forfeited	(237,500)	1.75
Exercised	(282,500)	0.07
Outstanding, December 31, 2018	4,788,443	1.37
Exercisable, December 31, 2018	4,778,443	1.38

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The aggregate intrinsic value of options exercised during 2018, 2017 and 2016 was approximately $692,000, $2,438,000 and $2,400,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2018, totaling 10,835,333 was approximately $561,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2018:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	4.87	0.01
—	—	—	—	0.01	15,000	5.25	0.01
—	—	—	—	0.01	5,000	5.45	0.01
—	—	—	—	0.01	10,000	6.75	0.01
—	—	—	—	0.01	25,000	7.00	0.01
—	—	—	—	0.01	305,000	7.42	0.01
—	—	—	—	0.01	525,000	8.00	0.01
—	—	—	—	0.01	10,000	8.01	0.01
—	—	—	—	0.01	60,000	8.29	0.01
0.01	10,000	8.75	0.01	0.01	30,000	8.75	0.01
—	—	—	—	0.01	232,500	9.00	0.01
—	—	—	—	0.01	110,000	9.01	0.01
—	—	—	—	0.01	45,000	9.16	0.01
—	—	—	—	0.01	6,000	9.26	0.01
—	—	—	—	1.33	25,000	4.32	1.38
—	—	—	—	1.38	108,000	2.01	1.38
—	—	—	—	1.38	123,057	6.01	1.38
—	—	—	—	1.55	400,000	3.43	1.38
—	—	—	—	1.67	340,000	1.75	1.67
—	—	—	—	1.67	448,886	5.76	1.67
—	—	—	—	1.70	298,500	3.97	1.70
—	—	—	—	1.73	25,000	0.02	1.73
—	—	—	—	1.75	400,000	4.52	1.70
—	—	—	—	1.87	25,000	3.09	1.87
—	—	—	—	1.95	25,000	1.25	1.95
—	—	—	—	1.96	25,000	0.67	1.96
—	—	—	—	2.03	25,000	2.33	2.03
—	—	—	—	2.31	400,000	5.01	2.31
				2.61	681,500	2.93	2.61
—	—	—	—	4.15	25,000	5.51	4.15
0.01	10,000		0.01	0.01-4.15	4,778,443		1.38

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2018	2017	2016
Weighted-average fair value of underlying stock at grant date	$2.38	$1.48	$1.56
Dividend yields	—	—	—
Expected volatility	68%-87%	45%-69%	57%-69%
Risk-free interest rates	2.01%-2.74%	1.45%-1.94%	0.94%-1.93%
Expected lives (in years)	3.00-5.50	3.00-5.87	3.00-5.50
Weighted-average grant date fair value	$1.72	$1.23	$1.35

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2018	2017	2016
Weighted-average fair value of underlying stock at grant date	$3.37	$1.56	$1.51
Dividend yields	—	—	—
Expected volatility	73%-76%	68%-72%	69%-70%
Risk-free interest rates	2.46%-2.81%	2.36%-2.44%	1.73%-1.83%
Expected lives (in years)	10.00	10.00	10.00
Weighted-average grant date fair value	$3.36	$1.55	$1.50

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

E. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2018	2017	2016
US$	US$	US$
1,553,000	2,448,000	2,726,000

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2018	2017	2016
US$	US$	US$
302,000	276,000	360,000

The following table sets forth information about the compensation cost of option issuances recognized and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2018	2017	2016
US$	US$	US$
348,000	256,000	213,000

As of December 31, 2018, there was approximately $10,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the year 2019.

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

On December 4, 2018, the Company extended the termination date of the ZNWAD Warrant by one (1) year from the expiration date of May 2, 2019 to May 2, 2020.

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

On May 22, 2017, the Company launched a new unit offering (the “New Unit Program”). The New Unit Program consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied.  The New Unit Program terminated on July 12, 2017. This New Unit Program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as “ZNWAF.”

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

The warrants became exercisable on April 2, 2018 and continue to be exercisable through April 2, 2020 at a per share exercise price of $5.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of April 19, 2019 to April 19, 2020.

On August 21, 2018, the Company initiated another Unit Option and it and terminated on September 26, 2018. The Unit Option consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAJ.”

The warrants became exercisable on October 29, 2018 and continue to be exercisable through October 29, 2020 at a per share exercise price of $1.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of April 19, 2019 to April 19, 2020.

On December 10, 2018, the Company’s most recent Unit Option began and it terminated on January 23, 2019. The Unit Option consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional two hundred and fifty (250) shares of Common Stock at a per share exercise price of $0.01. The investor’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.01. The warrant is referred to as “ZNWAK.”

The warrants became exercisable on February 25, 2019 and continue to be exercisable through February 25, 2020 at a per share exercise price of $0.01.

For the years ended December 31, 2018, 2017 and 2016, approximately $13,781,000, $22,994,000 and $4,338,000 was raised under the DSPP program, respectively.

The warrants represented by the ticker ZNWAA are tradable on the NASDAQ market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

G. Subscription Rights Offering

On April 2, 2018 the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer & Trust Company, LLC (the “Subscription Agent”), at no cost to the shareholders, of non-transferable Subscription Rights to purchase Rights (each “Right” and collectively, the “Rights”) of its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable rights to subscribe for Rights, with each Right comprised of one share of the Company Common Stock, par value $0.01 per share (the “Common Stock”) and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right may be purchased at a per Right subscription price of $5.00. Each Warrant affords the investor the opportunity to purchase one share of the Company Common Stock at a warrant exercise price of $3.00. The warrant is referred to as “ZNWAI.”

The warrants became exercisable on June 29, 2018 and continue to be exercisable through June 29, 2020 at a per share exercise price of $3.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of June 29, 2019 to June 29, 2020.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

H. Warrants Extended

 On December 4, 2018, the Company executed an Amendment to certain Warrant Agent Agreements (the “Agreements”) between the Company and American Stock Transfer & Trust Company (“AST”).  The Company has implemented Agreements with AST as the Company’s Warrant Agent (the “Warrant Agent”), under a Warrant Agent Agreement dated February 2, 2015 for the Warrant ZNWAD, under a Warrant Agent Agreement dated February 1, 2018 for the Warrant ZNWAH, under a Warrant Agent Agreement dated April 2, 2018 for the Warrant ZNWAI and under a Warrant Agent Agreement dated August 21, 2018 for the Warrant ZNWAJ.

The Warrant ZNWAD had an expiration date of May 2, 2019, the Warrant ZNWAH had an expiration date of April 19, 2019, the Warrant ZNWAI had an expiration date of June 29, 2019 and the Warrant ZNWAJ had an expiration date of October 29, 2019.

Pursuant to Section 3.2 of the Warrant Agent Agreements, the Company in its sole discretion extended the termination date of the above Warrants by delaying the Expiration Dates and such extension shall be identical in duration among all of the Warrants. The Company extended the duration of the Warrant ZNWAD by one (1) year from the expiration date of May 2, 2019 to May 2, 2020. The Company extended the duration of the Warrant ZNWAH by one (1) year from the expiration date of April 19, 2019 to April 19, 2020. The Company extended the duration of the Warrant ZNWAI by one (1) year from the expiration date of June 29, 2019 to June 29, 2020. The Company extended the duration of the Warrant ZNWAJ by one (1) year from the expiration date of October 29, 2019 to October 29, 2020.

I. Warrant Table

The Warrants transactions since January 1, 2016 are shown in the table below:

Change during 2016 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Outstanding warrants, December 31, 2015	1,567,155	287,072	287,072	287,072	-	-	-	-	-	-	2,428,371
Exercise Price	$2.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$5.00	$3.00	$1.00
Warrant Termination Date	1/31/2020	5/2/2017	5/2/2018	5/2/2020	5/2/2020	8/14/2020	1/8/2021	4/19/2020	6/29/2020	10/29/2020

Change during 2016 to:

Issued	-	95,180	95,180	95,180	803,376	-	-	-	-	-	1,088,916
Exercised	-	(68,698)	(37,524)	(34,412)	-	-	-	-	-	-	(140,634)
Expired	-	-	-	-	-	-	-	-	-	-	-
Outstanding and exercisable warrants, December 31, 2016	1,567,155	313,554	344,728	347,840	803,376	-	-	-	-	-	3,376,653

Change during 2017 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Issued	-	-	-	-	3,262,742	683,865	414,300	-	-	-	4,360,907
Exercised	(42,538)	(206,737)	(69,576)	(53,506)	(1,037,999)	(223,634)	-	-	-	-	(1,633,990)
Expired	-	(106,817)	-	-	-	-	-	-	-	-	(106,817)
Outstanding and exercisable warrants, December 31, 2017	1,524,617	-	275,152	294,334	3,028,119	460,231	414,300	-	-	-	5,996,753

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Change during 2018 to:

	ZNWAA	ZNWAB	ZNWAC	ZNWAD	ZNWAE	ZNWAF	ZNWAG	ZNWAH	ZNWAI	ZNWAJ	Total
Issued	-	-	-	-	10,493	100	6,030	373,900	656,274	550,900	1,597,697
Exercised	(25,813)	-	(196,913)	(50,481)	(894,102)	(100,721)	(179,752)	(1,500)	(15,539)	(4,850)	(1,469,671)
Expired	-	-	(78,239)	-	-	-	-	-	-	-	(78,239)
Outstanding and exercisable warrants, December 31, 2018	1,498,804	-	-	243,853	2,144,510	359,610	240,578	372,400	640,735	546,050	6,046,540

J. Rights Offering Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

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

K. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

	Period of Grant	US$	Expiration Date

ZNWAA Warrants	March 2013 – December 2014	2.00	January 31, 2020
ZNWAD Warrants**	January 2015 – March 2016	1.00	May 02, 2020
ZNWAE Warrants	November 2016 – March 2017	1.00	May 01, 2020
ZNWAF Warrants**	May 2017 – July 2017	1.00	August 14, 2020
ZNWAG Warrants	October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants**	February 2018	5.00	April 2, 2020
ZNWAI Warrants**	April 2018 – May 2018	3.00	June 29, 2020
ZNWAJ Warrants	August 2018 – September 2018	1.00	October 29, 2020
ZNWAK Warrants	December 2018 – January 2019	0.01	February 25, 2020

*	Zion’s ZNWAB Warrants expired on May 2, 2017 and its ZNWAC Warrants expired on May 2, 2018
**	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Senior Convertible Bonds

Rights Offering -10% Senior Convertible Notes due May 2, 2021

See Note 6, Paragraph J for a description of the rights offering.

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

During the years ended December 31, 2018, 2017, and 2016, the Company recorded approximately $27,000, $28,000 and $18,000 respectively, in amortization expense related to the deferred financing costs, and approximately $274,000, 246,000, and $113,000, respectively in debt discount amortization, net. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Senior Convertible Bonds (cont’d)

Through the years ended December 31, 2018, 2017, and 2016, approximately 922, 982 and 129 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 41,000, 43,000 and 5,700 shares of its Common Stock during the same period, respectively, and recorded approximately $84,000, $52,000 and ($5,000) in financial expenses (income) during the same period.

	December 31, 2018	December 31, 2017	December 31, 2016
	US$ thousands	US$ thousands	US$ thousands

10% Senior Convertible Bonds	$3,470	$3,470	$3,470
Debt discount amortization, net	$(993)	$(1,267)	$(1,513)
Bonds converted to shares	$(203)	$(111)	$(13)
Offering cost, net	$(63)	$(90)	$(118)
10% senior Convertible bonds – Long Term Liability	$2,211	$2,002	$1,826

The Company recognized $331,000, $346,000 and $0 in capitalized interest for the years ended December 31, 2018, 2017 and 2016, respectively. The Company recognized $0 and $0 and $231,000 as interest expense for the year ended December 31, 2018, 2017 and 2016, respectively.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Derivative Liability (cont’d)

As of December 31, 2018, the Company’s liabilities that are measured at fair value are as follows:

	December 31, 2018		December 31, 2017
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	345	345	1,866	1,866

Change in fair value of derivative liability during 2017 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2016	895
Loss on derivative liability	971
Derivative liability fair value at December 31, 2017	1,866

Change in fair value of derivative liability during 2018 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2017	1,866
Gain on derivative liability	(1,521)
Derivative liability fair value at December 31, 2018	345

The following table presents the assumptions that were used for the model as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Convertible Option Fair Value of approximately	345,000	1,866,000
Annual Risk-free Rate	2.47%	2.03%
Volatility	115.35%	68.04%
Expected Term (years)	2.34	3.34
Convertible Notes Face Value	3,266,700	3,358,900
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	0.42	2.16

During the years ended December 31, 2018, 2017, and 2016, the Company recorded loss, (unrealized gains) of approximately ($1,531,000, net), $971,000, and ($731,000, net), respectively, within the Statements of Operations on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which made broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we have recorded a decrease related to deferred tax assets of approximately $0.5 million dollars exclusive of the corresponding change in the valuation allowance, for the year ended December 31, 2018. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	December 31, 2018	December 31, 2017
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	39,976	35,044
Other	2,520	2,203
Total gross deferred tax assets	42,496	37,247
Less – valuation allowance	(40,825)	(32,750)
Net deferred tax assets	1,671	4,497

Deferred tax liabilities:
Property and equipment	8	9
Other	(269)	50
Unproved oil and gas properties	(1,410)	(4,556)
Total gross deferred tax liabilities	(1,671)	(4,497)

Net deferred tax asset	—	—

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $190,363,000 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2039. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2018 and 2017.

The Company continuously monitors all shareholders that might reach a 5% ownership in the common stock for various purposes, in addition to the I.R.C §382/383 limitation on net operating loss (“NOL”) carryforwards following an ownership change.  Sections 382/383 limit the use of corporate NOLs following an ownership change. Section 382(g) defines an ownership change generally as a greater than 50% change in the ownership of stock among certain 5% shareholders over a three-year period.  For the tax years during the prior 3 years and including the tax year 2018, there are and have been no 5% shareholders even among public institutional shareholders as evidenced by searches of SEC filings. Thus, there have been no change of stock ownership to trigger sections 382/383.

At December 31, 2018, the Company has available federal net operating loss carry forwards of approximately $190,363,000 to reduce future U.S. taxable income.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2018, the Company has available net operating loss carry forwards of approximately $132,510,000 to reduce future Israeli taxable income.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (cont’d)

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
	US$ thousands	US$ thousands	US$ thousands
Pre-tax loss as reported	(38,511)	(9,989)	(8,515)

U.S. statutory tax rate	21%	34%	34%
Theoretical tax expense	(8,087)	(3,396)	(2,895)

Increase in income tax expense resulting from:

Permanent differences	12	5	5
Change in tax rate	-	20,267	—
Other differences	-	4	—
Change in valuation allowance	8,075	(16,880)	2,890
Income tax expense	—	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2015.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2013 tax year can be regarded as final.

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

B. Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2019 through November 20, 2018.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs.

On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael B. Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018, and the Company as a nominal defendant.

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

The Company disputes the above claims and has made an advanced deposit of $500,000 to defense counsel for the cost of defending the litigation. The Company carries insurance that is applicable to these claims. Because of the uncertainties of litigation, it is not feasible to predict or determine the outcome of these matters, to guarantee that there will be no liability, or to reasonably estimate any loss in excess of its coverage. However, the Company intends to pursue a vigorous defense to the claims.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

C. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Asher-Menashe and Joseph License areas and the present Megiddo-Jezreel License to be approximately $720,000 based on current cost rather than Net Present Value. The Company expects to incur such costs beginning in 2019. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2018	2017
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	470	200
Liabilities Settled	-	-
Revision of Estimate	250	270
Retirement Obligations, Ending Balance	720	470

Approximately $250,000 and $270,000 was accrued for the year ended December 31, 2018, and 2017, respectively, and was due to estimated costs for future plugging and abandonment activities related to the currently existing Megiddo-Jezreel License area.

D. Environmental and Onshore Licensing Regulatory Matters

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

On March 15, 2018, the Energy Ministry issued new guidelines regarding a uniform reporting manner by which the operator must submit to the Commissioner data and materials regarding lawful exploration and production activities. The guidelines detail the timeline, data, forms, format, media and materials (such as rock cuttings, cores, gas and oil samples) that must be submitted for seismic and drilling activities.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

The Company believes that these new regulations are likely to continue to increase the expenditures associated with obtaining new exploration rights and drilling new wells. The Company expects that additional financial burden could occur as a result of requiring cash reserves that could otherwise be used for operational purposes. In addition, these new regulations are likely to continue to increase the time needed to obtain all of the necessary authorizations and approvals to drill and production test exploration wells.

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2018, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

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

At December 31, 2018, and continuing through the date of this Form 10-K report, all payments have paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

(iii) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,100) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $10,450) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $22,700) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2018, 2017 and 2016 were $309,000, $302,000 and 285,000 respectively.

The future minimum lease payments as of December 31, 2018, are as follows:

US$ thousands

2019	328
2020	322
2021	228
2022	173
2023 and thereafter	187
1,238

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Commitments and Contingencies (cont’d)

G. Bank Guarantees

As of December 31, 2018, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,236,000) and others (approximately $80,000) with respect to its drilling operation in an aggregate amount of approximately $1,316,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

H. Capitalized lease

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

A capital lease asset and a capital lease obligation were recognized in the Company’s balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $52,000 and $63,000 as of December 31, 2018 and 2017, respectively. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years. As of December 31, 2018, and 2017, the accumulated depreciation of the capital lease asset amounted to approximately $19,000 and $8,000, respectively.

At December 31, 2018, future minimum payments due under capital lease were:

US$ thousands

2019	12
2020	32
Less: portion representing imputed interest	(4)
Capital lease obligations	40

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2017-2018 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 12 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for 2018 and 2017:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
2018:
Oil and gas sales	-	-	-	-

Net (loss) gain	(6,251)	(1,241)	781	(31,800)

Net (loss) gain per share – basic and diluted	(0.11)	(0.02)	0.02	(0.48)
Weighted-average shares outstanding–basic and diluted (in thousands)	57,504	59,346	61,089	66,135
2017:
Oil and gas sales	-	-	-	-

Net loss	(3,375)	(4,971)	(1,462)	(181)

Net loss per share – basic and diluted	(0.07)	(0.10)	(0.03)	(0.003)
Weighted-average shares outstanding–basic and diluted (in thousands)	47,237	50,245	53,382	55,598

Note 13 - Subsequent Events

(i) On January 7, 2019, the Company granted options under the 2011 Equity Incentive Plan to one senior officer, to purchase 25,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2029. The fair value of the options at the date of grant amounted to approximately $10,000.

(ii) Approximately $1,715,000 was collected through the Company’s DSPP program during the period January 1, 2019 through February 25, 2019.

(iii) On February 24, 2019 Zion submitted its work plan for 2019 in accordance with the requirement referenced in Note 1 of its 2019 license extension. This work plan was approved on February 28, 2019.

(iv) On February 24, 2019 Zion submitted a request for approval for a license extension through December 2, 2020 on its Megiddo-Jezreel License. Zion received approval on its request for license extension through December 2, 2020 on February 28, 2019.