Form 10-Q
period 2019-03-31
ZION OIL & GAS INC
filed 2019-05-14
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2019; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of May 9, 2019, Zion Oil & Gas, Inc. had outstanding 72,982,303 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Condensed Balance Sheets as of

	March 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	2,024	2,791
Fixed short term bank deposits – restricted	1,100	1,325
Prepaid expenses and other	420	461
Other deposits	150	280
Governmental receivables	6	361
Other receivables	139	153
Total current assets	3,839	5,371

Unproved oil and gas properties, full cost method (see Note 4)	6,900	6,714

Property and equipment at cost
Net of accumulated depreciation of $468 and $455	146	156

Right of Use Lease Assets (see Note 7)	730	-

Other assets
Fixed short term bank deposits – restricted	11	9
Assets held for severance benefits	288	271
Total other assets	299	280

Total assets	11,914	12,521

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	699	2,811
Lease obligation – current (see Note 7)	210	-
Asset retirement obligation	696	720
Derivative liability (see Note 6)	723	345
Accrued liabilities	852	958
Total current liabilities	3,180	4,834

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $57 and $63 and unamortized debt discount of $900 and $993 at March 31, 2019 and December 31, 2018 respectively (see Note 5)	2,309	2,211
Lease obligation – non-current (see Note 7)	564	-
Obligation under capital lease, net of current maturities of $10	27	30
Provision for severance pay	331	317
Total long-term liabilities	3,231	2,558

Total liabilities	6,411	7,392

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at March 31, 2019: Issued and outstanding: 71,065,742 and 66,405,180 shares at March 31, 2019 and December 31, 2018 respectively	711	664
Additional paid-in capital	206,077	203,580
Accumulated deficit	(201,285)	(199,115)
Total stockholders’ equity	5,503	5,129

Total liabilities and stockholders’ equity	11,914	12,521

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Operations

	For the three months ended March 31,
	2019	2018
	US$ thousands	US$ thousands
	(Unaudited)
General and administrative	926	1,959
Impairment of unproved oil and gas properties	163	-
Other	555	553
Loss from operations	(1,644)	(2,512)

Other income (expense), net
(Loss) on derivative liability	(378)	(3,534)
Foreign exchange (loss) gain	6	(32)
Financial (expenses), net	(154)	(173)

Loss before income taxes	(2,170)	(6,251)
Income taxes	—	—

Net loss	(2,170)	(6,251)

Net loss per share of common stock - basic and diluted (in US$)	(0.03)	(0.11)

Weighted-average shares outstanding–basic and diluted (in thousands)	69,987	57,504

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the period ended March 31, 2018

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440
Funds received from sale of DSPP units and shares	1,420	14	3,821	—	3,835
Value of bonds converted to shares	32	*	148	—	148
Funds received from option exercises	5	*	—	—	—
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,245	—	1,245
Net loss	—	—	—	(6,251)	(6,251)
Balances as of March 31, 2018	57,345	573	189,699	(166,855)	23,417

For the period ended March 31, 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129
Funds received from sale of DSPP units and shares	4,608	46	2,482	—	2,528
Value of bonds converted to shares	*	*	*	—	*
Funds received from option exercises	53	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	15	—	15
Net loss	—	—	—	(2,170)	(2,170)
Balances as of March 31, 2019	71,066	711	206,077	(201,285)	5,503

* Less than one thousand.

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2019	2018
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(2,170)	(6,251)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	12	14
Capital gain on sale of property and equipment	-	-
Cost of options issued to employees, directors and others as non-cash compensation	15	948
Amortization of debt discount related to convertible bonds	169	161
Change in derivative liability	378	3,534
Impairment of unproved oil and gas properties	163	-
Change in assets and liabilities, net:
Other deposits	130	7
Prepaid expenses and other	41	2
Governmental receivables	355	675
Lease obligation – current	210	-
Lease obligation – non current	564	-
Right of Use Lease Assets	(730)	-
Other receivables	14	(21)
Severance pay	(3)	(2)
Accounts payable	(28)	(108)
Asset retirement obligation	(24)	-
Accrued liabilities	(162)	50
Net cash used in operating activities	(1,066)	(991)

Cash flows from investing activities
Acquisition of property and equipment	(2)	(8)
Investment in unproved oil and gas properties	(2,448)	(5,489)
Net cash used in investing activities	(2,450)	(5,497)

Cash flows from financing activities
Payments related to capital lease	(3)	(2)
Proceeds from exercise of stock options	1	-
Deferred offering costs	-	(79)
Proceeds from issuance of stock and exercise of warrants	2,528	3,835
Net cash provided by financing activities	2,526	3,754

Net (decrease), increase in cash, cash equivalents and restricted cash	(990)	(2,734)
Cash, cash equivalents and restricted cash – beginning of period	4,125	9,079
Cash, cash equivalents and restricted cash – end of period	3,135	6,345

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	-	297
Unpaid investments in oil & gas properties	587	1,998
Convertible Bond interest paid in shares	-	-
10% Senior Convertible Bonds converted to shares	*	148
Acquisition of property and equipment under capital lease	-	-
Capitalized convertible bond interest attributed to oil and gas properties	10	86

* Less than one thousand

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
Cash and cash equivalents	2,024	2,791
Restricted cash included in fixed short-term bank deposits	11	1,325
Restricted cash included in fixed long-term bank deposits	1,100	9
	3,135	4,125

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 19 years of oil & gas exploration in Israel. As of March 31, 2019, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. We also have branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the first quarter of 2019, the Company recorded a post-impairment charge of approximately $163,000.

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

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 60 square kilometers surrounding the MJ#1 well.

Zion received a multi-year license extension through December 2, 2020. The Company has completed preliminary field scouting and a suggested final survey design for the proposed 3D seismic survey. The permitting process has begun, as well as identifying potential seismic source equipment and wireless geophones to record the signal, which Zion believes it might be necessary to import. Contracts with seismic services providers will need to be negotiated along with potential surface damages to crops, irrigation piping and other surface features. Once data acquisition is completed, interpretation is the final step and will involve integration with, and modification of, previous work by Zion technical staff.

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

On January 31, 2019, Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary to finalize the work program. On February 3, 2019 Israel’s Petroleum Commissioner granted Zion’s work program report extension to February 28, 2019, as shown below:

Number	Activity Description	Execution by:
3	Submit program for continuation of work under license	28 February 2019

The continuation of work program was timely submitted to Israel’s Petroleum Commissioner and subsequently approved.

Number	Activity Description
1	Received approval for an extension of the MJ#1 License through December 2, 2020	28 February 2019

On February 24, 2019 and thereafter on February 26, 2019 Zion submitted its proposed 2019 WORK PROGRAM ON the Megiddo-Jezreel License No. 401.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

On February 28, 2019 Israel’s Petroleum Commissioner officially approved the revised and updated Work Program on the Megiddo-Jezreel License No. 401 as shown below:

Number	Activity description	Execution by:
1	Submission of seismic survey plan to the Commissioner and execution of an agreement with a contractor to perform	30 April 2019
2	Commence 3D seismic survey in an area of approximately 50 square kilometers	1 August 2019
3	Transfer of field material configuration and processed material to the Ministry pursuant to Ministry guidelines	15 December 2019
4	Submit interpretation report	20 February 2020

On February 24, 2019 Zion submitted a request to the Commissioner to extend the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On February 28, 2019 the Commissioner approved the extension of the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time is necessary because Zion intends to conduct a 3D survey in an area of approximately 60 square kilometers. This requires, amongst others, extensive permitting activities with relevant local landowners, the ILA, certain authorities and others throughout the seismic survey area and in all likelihood will not conclude prior to the beginning of the Jewish holidays in October and rainy season. This in turn would result in additional delay, as rain and mud are not conductive to the performance of a seismic survey which includes extensive use of vibrators.

Zion’s proposed new timelines and activity descriptions are shown below:

Number	Activity description	Execution by:
1	Submission of seismic survey plan to the Commissioner and execution of an agreement with a contractor to perform	30 November, 2019
2	Commence 3D seismic survey in an area of approximately 60 square kilometers	1 April, 2020
3	Transfer of field material configuration and processed material to the Ministry pursuant to Ministry guidelines	15 August 2020
4	Submit interpretation report	15 November, 2020

On May 1, 2019, Israel’s Petroleum Commissioner granted Zion’s work program report extension to November 1, 2019, as shown below.

As previously disclosed, the Company required authorization from the Israel Land Authority (the “ILA”), the formal lessor of the land to Kibbutz Sde Eliyahu, on whose property the drilling pad is currently situated, to access and utilize the drill site (“surface use agreement”). The Company received this authorization on July 4, 2016. This was preceded by the Company’s May 15, 2016 signed agreement with the kibbutz. On January 11, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2017. On December 31, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2019.

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

B. Basis of Presentation

The accompanying unaudited interim condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2019, the Company incurred a net loss of approximately $2.2 million and had an accumulated deficit of approximately $201 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,651,835 and 9,651,569 Common Stock equivalents in the three-month period ended March 31, 2019 and 2018 respectively, would be anti-dilutive.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the first quarter of 2019, the Company recorded a post-impairment charge of approximately $163,000.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $6,900,000 and $6,714,000 as of March 31, 2019, and December 31, 2018, respectively.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Recently Adopted Accounting Pronouncements

ASU 2016-02 and ASU 2018-01 – Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles. These leases have been accounted for under ASU 2016-02 in 2019 by establishing a right-of-use asset and a corresponding current lease liability and non-current lease liability. Zion is not subject to any loan covenants and therefore, the increase in assets and liabilities does not have a material impact on its business.

 In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to “Topic 842.”

The amendments in this Update provide an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under Topic 840, Leases. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The Company does not have any land easements and believes that this ASU 2018-01 has no effect on the Company.

ASU 2016-15 and ASU 2016-08 – Statement of Cash Flows (Topic 230)

In August 2016, the FASB issued AS 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-15 on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”), which requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash amounts shown on the statement of cash flows. The effective date for ASU 2016-18 is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 had no impact on our retained earnings, and no impact to our net income on an ongoing basis. Adoption of the new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash, or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The amendments have been applied using a retrospective transition method to each period presented, as required. The period ended March 31, 2019 has been reclassified to reflect this change.

ASU 2018-05 – Income Taxes (Topic 740)

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. The Company is currently evaluating the impact of adopting ASU 2018-05 on our financial statements.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

ASU 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company believes that this ASU No. 2016-09 has no impact on our financial statements.

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2019 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At March 31, 2019 and December 31, 2018, the Company reclassified $57,000 and $63,000, respectively, in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 5).

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the three months ended March 31, 2019, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

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

B. 2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2019, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2019 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2018	4,788,443	1.37

Changes during 2019 to:
Granted to employees, officers, directors and others *	25,000	0.01
Expired/Cancelled/Forfeited	(330,693)	2.11
Exercised	(52,500)	0.01
Outstanding, March 31, 2019	4,430,250	1.33
Exercisable, March 31, 2019	4,420,250	1.33

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of March 31, 2019:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	4.62	0.01
—	—	—	—	0.01	15,000	5.00	0.01
—	—	—	—	0.01	5,000	5.20	0.01
—	—	—	—	0.01	10,000	6.50	0.01
—	—	—	—	0.01	25,000	6.75	0.01
—	—	—	—	0.01	305,000	7.18	0.01
—	—	—	—	0.01	525,000	7.75	0.01
—	—	—	—	0.01	10,000	7.76	0.01
—	—	—	—	0.01	60,000	8.04	0.01
0.01	10,000	8.75	0.01	0.01	30,000	8.50	0.01
—	—	—	—	0.01	180,000	8.75	0.01
—	—	—	—	0.01	85,000	8.76	0.01
—	—	—	—	0.01	*45,000	8.91	0.01
—	—	—	—	0.01	6,000	9.01	0.01
—	—	—	—	0.01	25,000	9.77	0.01
—	—	—	—	1.33	25,000	4.08	1.33
—	—	—	—	1.38	108,000	1.76	1.38
—	—	—	—	1.38	113,057	5.76	1.38
—	—	—	—	1.55	400,000	3.18	1.55
—	—	—	—	1.67	340,000	1.51	1.67
—	—	—	—	1.67	428,193	5.51	1.67
—	—	—	—	1.70	233,500	3.73	1.70
—	—	—	—	1.75	400,000	4.27	1.75
—	—	—	—	1.78	25,000	5.44	1.78
—	—	—	—	1.87	25,000	2.84	1.87
—	—	—	—	1.95	25,000	1.01	1.95
—	—	—	—	1.96	25,000	0.43	1.96
—	—	—	—	2.03	25,000	2.09	2.03
—	—	—	—	2.31	400,000	4.76	2.31
				2.61	481,500	2.68	2.61
—	—	—	—	4.15	25,000	5.26	4.15
0.01	10,000		0.01	0.01-4.15	4,420,250		1.32

*	27,500 are exercisable on June 30, 2019.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2019	2018
Weighted-average fair value of underlying stock at grant date	$0.42	$2.31
Dividend yields	—	—
Expected volatility	87%	68%-70%
Risk-free interest rates	2.53%	2.01%-2.25%
Expected lives (in years)	5.00	3.50-5.50
Weighted-average grant date fair value	$0.41	$1.69

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2019	2018
Weighted-average fair value of underlying stock at grant date	$—	$3.37
Dividend yields	—	—
Expected volatility	—	73%-76%
Risk-free interest rates	—	2.46%-2.81%
Expected lives (in years)	—	10.00
Weighted-average grant date fair value	$—	$3.36

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2019	2018
US$ thousands	US$ thousands
15	943

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2019	2018
US$ thousands	US$ thousands
—	302

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2019	2018
US$ thousands	US$ thousands
—	297

As of March 31, 2019, there was approximately $5,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the year 2019.

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

The warrants became exercisable on April 2, 2018 and continue to be exercisable through April 2, 2020 at a per share exercise price of $5.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of April 2, 2019 to April 2, 2020.

On August 21, 2018, the Company initiated another Unit Option, and it terminated on September 26, 2018. The Unit Option consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAJ.”

The warrants became exercisable on October 29, 2018 and continue to be exercisable through October 29, 2020 at a per share exercise price of $1.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of October 19, 2019 to October 29, 2020.

On December 10, 2018, the Company initiated another Unit Option and it terminated on January 23, 2019. The Unit Option consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional two hundred and fifty (250) shares of Common Stock at a per share exercise price of $0.01. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.01. The warrant is referred to as “ZNWAK.”

The warrants became exercisable on February 25, 2019 and continue to be exercisable through February 25, 2020 at a per share exercise price of $0.01.

On April 24, 2019, the Company’s most recent Unit Option began and is scheduled to terminate on June 6, 2019. The Unit Option consists of Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $2.00. The investor’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. For Plan participants who enroll into the Unit Program with the purchase of at least one Unit and also enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, will receive an additional twenty-five (25) warrants at an exercise price of $2.00 during this Unit Option Program. The twenty-five (25) additional warrants are for enrolling into the AMI program. Existing subscribers to the AMI are entitled to the additional twenty-five (25) warrants once, if they purchase at least one (1) unit during the Unit program. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $2.00. The warrant is referred to as “ZNWAL.”

The warrants will become exercisable on August 6, 2019 and continue to be exercisable through August 6, 2021 at a per share exercise price of $2.00.

For the three months ended March 31, 2019, net proceeds of approximately $2,528,000 was raised under the DSPP program.

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

The 2018 Subscription Rights Offering terminated on May 31, 2018. The Company raised net proceeds of approximately $3,038,000, from the Rights Offering, after deducting related fees and expenses of $243,000.

H. Warrant Table

The warrant transactions since January 1, 2019 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Beg Balance, 12/31/18	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 3/31/19
ZNWAA	$2.00	1/31/2020	1,498,804	0	0	0	1,498,804
ZNWAD	$1.00	5/2/2020	243,853	0	0	0	243,853
ZNWAE	$1.00	5/2/2020	2,144,510	0	0	0	2,144,510
ZNWAF	$1.00	8/14/2020	359,610	0	0	0	359,610
ZNWAG	$1.00	1/8/2021	240,578	0	0	0	240,578
ZNWAH	$5.00	4/19/2020	372,400	0	0	0	372,400
ZNWAI	$3.00	6/29/2020	640,735	0	0	0	640,735
ZNWAJ	$1.00	10/29/2020	546,050	0	0	0	546,050
ZNWAK	$0.01	2/25/2020	0	673,650	(157,605)	0	516,045
Outstanding warrants			6,046,540	673,650	(157,605)	0	6,562,585

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

 I. Warrants Extended

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

Pursuant to Section 3.2 of the Warrant Agent Agreements, the Company in its sole discretion extended the termination date of the above Warrants by delaying the Expiration Dates, and such extension was to be identical in duration among all of the Warrants. The Company extended the duration of the Warrant ZNWAD by one (1) year from the expiration date of May 2, 2019 to May 2, 2020. The Company extended the duration of the Warrant ZNWAH by one (1) year from the expiration date of April 19, 2019 to April 19, 2020. The Company extended the duration of the Warrant ZNWAI by one (1) year from the expiration date of June 29, 2019 to June 29, 2020. The Company extended the duration of the Warrant ZNWAJ by one (1) year from the expiration date of October 29, 2019 to October 29, 2020.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,242	1,242
Capitalized salary costs	1,625	1,579
Capitalized interest costs	687	677
Legal costs, license fees and other preparation costs	3,344	3,216
Other costs	2	-
	6,900	6,714

*	The unproved oil and gas properties balance at March 31, 2019 contains approximately $587,000 in unpaid amounts.

Impairment of unproved oil and gas properties comprised as follows:

	March 31, 2019	March 31, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	142	-
Other costs	21	-
	163	-

Changes in Unproved oil and gas properties during the three months ended March 31, 2019 and 2018 are as follows:

	March 31, 2019	March 31, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	3,466
Capitalized salary costs	46	337
Capitalized interest costs	10	86
Legal costs, license fees and other preparation costs	128	278
Other costs	2	72
	186	4,239

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes in connection with the rights offering. The Company received net proceeds of approximately $3,334,000, from the issuance of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the offering. These costs have been discounted as deferred offering costs.

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

During the three months ended March 31, 2019, the Company recorded approximately $6,000 in amortization expense related to the deferred financing costs, approximately $93,000 in debt discount amortization, and approximately $1,000 related to financing costs associated with notes converted to shares. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

Interest and principal may be paid, at the Company’s option, in cash or in shares of the Company’s Common Stock. The number of shares for the payment of interest in shares of Common Stock, in lieu of the cash amount, will be based on the average of the closing prices of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the record date for the payment of interest; such record date has been designated and will always be the 10th business day prior to the interest payment date on May 2 of each year. The number of shares for the payment of principal, in lieu of the cash amount, shall be based upon the average of the closing price of the Company’s Common Stock as reported by Bloomberg L.P. for the 30 trading days preceding the principal repayment date; such record date has been designated as the trading day immediately prior to the 30-day period preceding the maturity date of May 2, 2021. Fractional shares were not issued, and the final number of shares were rounded up to the next whole share.

On May 2, 2019, the Company paid its annual 10% interest to its bondholders of record on April 18, 2019. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $0.774 was determined based on the 30 trading days prior to the record date of April 18, 2019. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 422,248 shares to the accounts of its bondholders.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three months ended March 31, 2019 approximately 10 convertible bonds of $100 each, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 440 shares of its Common Stock and recorded approximately ($1,000) in financial expenses during the same period.

	March 31, 2019	December 31, 2018
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(900)	$(993)
Bonds converted to shares	$(204)	$(203)
Offering cost, net	$(57)	$(63)
10% senior Convertible bonds – Long Term Liability	$2,309	$2,211

The Company recognized $10,000 and $86,000 in capitalized interest for the three months ended March 31, 2019, and 2018, respectively.

The Company recognized $71,000 and $0 interest expense for the three months ended March 31, 2019, and 2018, respectively.

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

Because time value make-whole provisions are not clearly and closely related to the debt host and would meet the definition of a derivative if considered freestanding, they are evaluated under the indexation guidance to determine whether they would be afforded the scope exception pursuant to ASC 815-10-15-74(a). This evaluation is generally performed in conjunction with the analysis of the embedded conversion feature.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of March 31, 2019, the Company’s liabilities that are measured at fair value are as follows:

	March 31, 2019		December 31, 2018
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	723	723	345	345

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of derivative liability during 2019 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2018	345
Loss on derivative liability	378
Derivative liability fair value at March 31, 2019	723

The following table presents the assumptions that were used for the model as of March 31, 2019:

	March 31, 2019	December 31, 2018
Convertible Option Fair Value of approximately	$723,000	$345,000
Annual Risk-free Rate	2.27%	2.47%
Volatility	123.19%	115.35%
Expected Term (years)	2.09	2.34
Convertible Notes Face Value	$3,265,700	$3,266,700
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$0.76	$0.42

During the three months ended March 31, 2019, the Company recorded a loss of approximately $378,000 (net) within the Statements of Operations on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 – Right of use leases assets and leases obligations

The Company is a lessee in several non-cancelable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of March 31, 2019:

	March 31, 2019	December 31, 2018
	US$ thousands	US$ thousands

Operating lease assets	$730	$-

Operating lease liabilities:
Current operating lease liabilities	$210	$-
Non-current operating lease liabilities	$564	$-
Total operating lease liabilities	$774	$-

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 7 – Right of use leases assets and leases obligations (cont’d)

The depreciable lives of operating lease assets and leasehold improvements are limited by the expected lease term.

The Company’s leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2019 are:

March 31, 2019
Weighted average remaining lease term (years)	3.8
Weighted average discount rate	6.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of March 31, 2019:

US$ thousands

April 1, 2019 through December 31, 2019	271
2020	271
2021	156
2022	134
2023	112
Thereafter	-
Total undiscounted future minimum lease payments	944
Less: portion representing imputed interest	(170)
Total undiscounted future minimum lease payments	774

Operating lease costs were $68,000 for the three months ended March 31, 2019. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities were $71,000 for the three months ended March 31, 2019, and this amount is included in operating activities in the statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $824,000 for the three months ended March 31, 2019.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies

A. Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the SEC informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Prior to the receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation. The SEC stated that “the investigation and the subpoena do not mean that we have concluded that [Zion] or anyone else has violated the law.” To date, Zion has furnished all required documents to the SEC and will continue to fully cooperate with the investigation.

The Company cannot predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

B. Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss.

 By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs. On April 18, 2019, a Motion to Dismiss Plaintiffs’ Complaint was filed on behalf of all defendants pleading numerous grounds in support of their Motion to Dismiss.

On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael B. Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018, and the Company as a nominal defendant. On March 29, 2019, this lawsuit was voluntarily dismissed by Plaintiff without prejudice to its subsequent refiling.

On October 29, 2018, Zion received a shareholder request to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and breaches of fiduciary duty in connection with public statements made by the Company from March 12, 2018 to May 30, 2018.  The Company responded to this request.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

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

D. Bank Guarantees

As of March 31, 2019, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,009,000) and others (approximately $82,000) with respect to its drilling operation in an aggregate amount of approximately $1,091,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2019 through March 31, 2019, the USD has fluctuated by approximately (3.1%) against the NIS (the USD has weakened relative to the NIS). By contrast, during the period January 1, 2018 through December 31, 2018, the USD fluctuated by approximately 8.1% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2019, we had cash, cash equivalents and short-term bank deposits, long term bank deposits, inclusive of restricted cash, of approximately $3,135,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2019 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i) Approximately $504,000 was collected through the Company’s DSPP program during the period April 1 through 30, 2019.

(ii) On May 1, 2019, options to purchase 100,000 shares of Common Stock were granted to one senior office at an exercise price of $0.01 per share. The options are exercisable through May 1, 2029. However, the vesting and exercisability of these options is subject to the following schedule: (a) 50,000 options vest on September 1, 2019 and (b) the remaining 50,000 options vest on January 1, 2020. The fair value of the options at the date of grant amounted to $55,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well does not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the first quarter of 2019, the Company recorded a post-impairment charge of approximately $163,000.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which may support further evaluation and potential further exploration efforts within our License area.

As a result of the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of the questions raised by the drilling with a focused 3D seismic imaging shoot of approximately 60 square kilometers surrounding the MJ#1 well. See discussion under Summary of Current and Former License Area.

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

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the first quarter of 2019, the Company recorded a post-impairment charge of approximately $163,000.

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

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 60 square kilometers surrounding the MJ#1 well.

Zion received a multi-year license extension through December 2, 2020. The Company has completed preliminary field scouting and a suggested final survey design for the proposed 3D seismic survey. The permitting process has begun, as well as identifying potential seismic source equipment and wireless geophones to record the signal, which Zion believes it might be necessary to import. Contracts with seismic services providers will need to be negotiated along with potential surface damages to crops, irrigation piping and other surface features. Once data acquisition is completed, interpretation is the final step and will involve integration with, and modification of, previous work by Zion technical staff.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of March 2019.

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

On November 20, 2017, Israel’s Petroleum Commissioner officially approved Zion’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019, and on February 28, 2019, a further extension to December 2, 2020 was granted. The Megiddo-Jezreel License is therefore scheduled to terminate on December 2, 2020. In addition, the Company’s surface use agreement was extended through December 3, 2019 by the Israel Land Authority.

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

On January 31, 2019, Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary to finalize the work program. On February 3, 2019 Israel’s Petroleum Commissioner granted Zion’s work program report extension to February 28, 2019, as shown below:

Number	Activity Description	Execution by:
1	Submit program for continuation of work under license	28 February 2019

The continuation of work program was timely submitted to the Israeli Petroleum Commissioner and subsequently approved.

Number	Activity Description
1	Received approval for an extension of the MJ#1 License through December 2, 2020

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

On January 31, 2019, Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary to finalize the work program. On February 3, 2019 Israel’s Petroleum Commissioner granted Zion’s work program report extension to February 28, 2019, as shown below:

Number	Activity Description	Execution by:
3	Submit program for continuation of work under license	28 February 2019

The continuation of work program was timely submitted to Israel’s Petroleum Commissioner and subsequently approved.

Number	Activity Description
1	Received approval for an extension of the MJ#1 License through December 2, 2020	28 February 2019

On February 24, 2019 and thereafter on February 26, 2019 Zion submitted its proposed 2019 WORK PROGRAM ON the Megiddo-Jezreel License No. 401.

On February 28, 2019 Israel’s Petroleum Commissioner officially approved the revised and updated Work Program on the Megiddo-Jezreel License No. 401 as shown below:

Number	Activity description	Execution by:
1	Submission of seismic survey plan to the Commissioner and execution of an agreement with a contractor to perform	30 April 2019
2	Commence 3D seismic survey in an area of approximately 50 square kilometers	1 August 2019
3	Transfer of field material configuration and processed material to the Ministry pursuant to Ministry guidelines	15 December 2019
4	Submit interpretation report	20 February 2020

On February 24, 2019 Zion submitted a request to the Commissioner to extend the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On February 28, 2019 the Commissioner approved the extension of the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time is necessary because Zion intends to conduct a 3D survey in an area of approximately 60 square kilometers. This requires, amongst others, extensive permitting activities with relevant local landowners, the ILA, certain authorities and others throughout the seismic survey area and in all likelihood will not conclude prior to the beginning of the Jewish holidays in October and rainy season. This in turn would result in additional delay, as rain and mud are not conductive to the performance of a seismic survey which includes extensive use of vibrators.

Zion’s proposed new timelines and activity descriptions are shown below:

Number	Activity description	Execution by:
1	Submission of seismic survey plan to the Commissioner and execution of an agreement with a contractor to perform	30 November, 2019
2	Commence 3D seismic survey in an area of approximately 60 square kilometers	1 April, 2020
3	Transfer of field material configuration and processed material to the Ministry pursuant to Ministry guidelines	15 August 2020
4	Submit interpretation report	15 November, 2020

On May 1, 2019, Israel’s Petroleum Commissioner granted Zion’s work program report extension to November 1, 2018, as shown below.

As previously disclosed, the Company required authorization from the Israel Land Authority (the “ILA”), the formal lessor of the land to Kibbutz Sde Eliyahu, on whose property the drilling pad is currently situated, to access and utilize the drill site (“surface use agreement”). The Company received this authorization on July 4, 2016. This was preceded by the Company’s May 15, 2016 signed agreement with the kibbutz. On January 11, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2017. On December 31, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2019.

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

Capital Resources Highlights

We need to raise significant funds to finance the continued exploration efforts and maintain orderly operations. To date, we have funded our operations through the issuance of our securities and convertible debt. We will need to continue to raise funds through the issuance of equity and/or debt securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed capital on terms favorable to us (or at all).

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

Please see Footnote 3E (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific unit programs, dates, and filings during the years 2015 through 2019.

For the three months ended March 31, 2019, approximately $2,528,000 was raised under the DSPP program. Of this amount, approximately $2,000 was received through the exercise of warrants.

The Warrants transactions since January 1, 2019 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Beg Balance, 12/31/18	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 3/31/19
ZNWAA	$2.00	1/31/2020	1,498,804	0	0	0	1,498,804
ZNWAD	$1.00	5/2/2020	243,853	0	0	0	243,853
ZNWAE	$1.00	5/2/2020	2,144,510	0	0	0	2,144,510
ZNWAF	$1.00	8/14/2020	359,610	0	0	0	359,610
ZNWAG	$1.00	1/8/2021	240,578	0	0	0	240,578
ZNWAH	$5.00	4/19/2020	372,400	0	0	0	372,400
ZNWAI	$3.00	6/29/2020	640,735	0	0	0	640,735
ZNWAJ	$1.00	10/29/2020	546,050	0	0	0	546,050
ZNWAK	$0.01	2/25/2020	0	673,650	(157,605)	0	516,045
Outstanding warrants			6,046,540	673,650	(157,605)	0	6,562,585

According to the warrant table, the Company could potentially raise up to approximately $10,321,000 if all outstanding warrants were exercised by its holders.

10% Senior Convertible Notes due May 2, 2021

Please see Footnote 5 (“Senior Convertible Bonds”), which is a part of this Form 10-Q filing, for a description and details about the Bonds.

2018 Subscription Rights Offering

Please see Footnote 3G (“Subscription Rights Offering”), which is a part of this Form 10-Q filing, for a description of and details about the Subscription Rights Offering.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the first quarter of 2019, the Company recorded a post-impairment charge of approximately $163,000. The Company did not record any non-cash impairment during the first quarter of 2018.

The total net book value of our unproved oil and gas properties under the full cost method was $6,900,000 at March 31, 2019.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived assets.

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

RESULTS OF OPERATIONS

	For the three months ended March 31
	2019	2018
	(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	926	1,959
Impairment of unproved oil and gas properties	163	-
Other	555	553
Subtotal Operating costs and expenses	1,644	2,512

Loss on derivative liability	378	3,534

Other expense, net	148	205

Net loss	2,170	6,251

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2019 were $1,644,000 compared to $2,512,000 for the three months ended March 31, 2018. The decrease in operating costs and expenses during the three months ended March 31, 2019 compared to the corresponding period in 2018 is primarily attributable to a decrease in general and administrative expenses, and slightly offset by recognition of an impairment charge of $163,000 during Q1 2019.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2019 were $926,000, compared to $1,959,000 for the three months ended March 31, 2018. The decrease in General and administrative expenses during the three months ended March 31, 2019 is primarily attributable to lower non-cash expenses recognized and recorded in connection with stock option grants during 2019 compared to the corresponding period in 2018.

Other expense. Other expense during the three months ended March 31, 2019 was $555,000, compared to $553,000 for the three months ended March 31, 2018. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other expenses during the three months ended March 31, 2019 compared to the corresponding period in 2018 is immaterial.

Loss on derivative liability. Loss on derivative liability during the three months ended March 31, 2019 was $378,000, compared to $3,534,000 for the three months ended March 31, 2018. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The loss on derivative liability during the three and three months ended March 31, 2019 compared to the loss on derivative liability during the three months ended March 31, 2018 is primarily due to the decrease in the share price of our common stock that occurred during the three months ended March 31, 2019.

Other expense, net. Other expense, net for the three months ended March 31, 2019 was $148,000, compared to $205,000 for the three months ended March 31, 2018. The decrease in other expense, net during the three and three months ended March 31, 2019 compared to the corresponding period in 2018 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the three months ended March 31, 2019 was $2,170,000 compared to $6,251,000 for the three and three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three months ended March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2019, we had approximately $2,024,000 in cash and cash equivalents compared to $2,791,000 at December 31, 2018, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $659,000 at March 31, 2019 and $537,000 at December 31, 2018. The derivative liability at March 31, 2019 was $723,000, and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $1,382,000 at March 31, 2019 and $882,000 at December 31, 2018.

As of March 31, 2019, we provided bank guarantees to various governmental bodies (approximately $1,009,000) and others (approximately $82,000) in respect of our drilling operation in the aggregate amount of approximately $1,091,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

During the three months ended March 31, 2019, cash used in operating activities totaled $1,066,000. Cash provided by financing activities during the three months ended March 31, 2019 was $2,526,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities, primarily for oil and gas exploration on the MJ#1 well, and other assets was $2,450,000 for the three months ended March 31, 2019.

We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $2,500,000 during the period of three months ended March 31, 2019, we will need to raise additional funds in order to acquire, interpret, and analyze new 3-D seismic date in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. Zion expects that during a period of active seismic data acquisition the expenditures to be approximately $1,500,000 to $2,500,000. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through July 2019. In addition, reference is also made to the legal proceedings referred to in Item 1 of this report relating to lawsuits filed against us following the disclosure of the SEC investigation. While we paid an advanced deposit in the amount of $500,000, any unforeseen or unexpected outlays in this regard may adversely affect our available funds or additional amounts that we may need to raise.

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

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through March 31, 2019. Additionally, reference is made to Footnote 9 (Subsequent Events) with respect to an additional estimated amount of $504,000 raised during April 2019.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2019 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2019 through March 31, 2019, the USD has fluctuated by approximately (3.1%) against the NIS (the USD has weakened relative to the NIS). By contrast, during the period January 1, 2018 through December 31, 2018, the USD fluctuated by approximately 8.1% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2019, we had cash, cash equivalents and short-term bank deposits, long term bank deposits, inclusive of restricted cash, of approximately $3,135,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2019 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2019, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes made in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the SEC informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Prior to the receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation. The SEC stated that “the investigation and the subpoena do not mean that we have concluded that [Zion] or anyone else has violated the law.” To date, Zion has furnished all required documents to the SEC and will continue to fully cooperate with the investigation.

The Company cannot predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss.

 By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs. On April 18, 2019, a Motion to Dismiss Plaintiffs’ Complaint was filed on behalf of all defendants pleading numerous grounds in support of their Motion to Dismiss.

On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael B. Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018, and the Company as a nominal defendant. On March 29, 2019, this lawsuit was voluntarily dismissed by Plaintiff without prejudice to its subsequent refiling.

On October 29, 2018, Zion received a shareholder request to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and breaches of fiduciary duty in connection with public statements made by the Company from March 12, 2018 to May 30, 2018. The Company responded to this request.

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

During the quarter ended March 31, 2019, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John M. Brown	By:	/s/ Michael B. Croswell Jr.
	John M. Brown		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 14, 2019	Date:	May 14, 2019