Form 10-Q
period 2019-06-30
ZION OIL & GAS INC
filed 2019-08-07
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2019; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ZN	Nasdaq Capital Market

As of August 5, 2019, Zion Oil & Gas, Inc. had outstanding 79,430,201 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Condensed Balance Sheets as of

	June 30, 2019	December 31, 2018
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	3,077	2,791
Fixed short term bank deposits – restricted	1,103	1,325
Prepaid expenses and other	323	461
Other deposits	10	280
Governmental receivables	19	361
Other receivables	125	153
Total current assets	4,657	5,371

Unproved oil and gas properties, full cost method (see Note 4)	7,121	6,714

Property and equipment at cost
Net of accumulated depreciation of $481 and $455	134	156

Right of Use Lease Assets (see Note 7)	685	-

Other assets
Fixed short term bank deposits – restricted	-	9
Assets held for severance benefits	306	271
Total other assets	306	280

Total assets	12,903	12,521

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	305	2,811
Lease obligation – current (see Note 7)	216	-
Asset retirement obligation	691	720
Derivative liability (see Note 6)	263	345
Accrued liabilities	489	958
Total current liabilities	1,964	4,834

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $50 and $63 and unamortized debt discount of $806 and $993 at June 30, 2019 and December 31, 2018 respectively (see Note 5)	2,398	2,211
Lease obligation – non-current (see Note 7)	516	-
Obligation under capital lease, net of current maturities of $10	24	30
Provision for severance pay	349	317
Total long-term liabilities	3,287	2,558

Total liabilities	5,251	7,392

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at June 30, 2019: Issued and outstanding: 78,371,119 and 66,405,180 shares at June 30, 2019 and December 31, 2018 respectively	784	664
Additional paid-in capital	209,466	203,580
Accumulated deficit	(202,598)	(199,115)
Total stockholders’ equity	7,652	5,129

Total liabilities and stockholders’ equity	12,903	12,521

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	996	1,336	1,922	3,295
Impairment of unproved oil and gas properties	65	-	228	-
Other	554	680	1,109	1,233
Loss from operations	(1,615)	(2,016)	(3,259)	(4,528)

Other income (expense), net
Gain, (loss) on derivative liability	460	968	82	(2,566)
Foreign exchange loss	(6)	(69)	-	(101)
Financial expenses, net	(152)	(124)	(306)	(297)

Loss before income taxes	(1,313)	(1,241)	(3,483)	(7,492)
Income taxes	-	-	-	-

Net loss	(1,313)	(1,241)	(3,483)	(7,492)

Net loss per share of common stock
Basic and diluted (in US$)	(0.02)	(0.02)	(0.05)	(0.13)

Weighted-average shares outstanding
Basic and diluted (in thousands)	74,126	59,346	72,073	58,499

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the period ended June 30, 2018

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440
Funds received from RO	656	7	3,074	—	3,081
Funds received from sale of DSPP units and shares	2,490	25	5,928	—	5,953
Value of bonds converted to shares	37	*	168	—	168
Bonds interest paid in shares	71	1	330	—	331
Funds received from option exercises	138	1	17	—	18
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,581	—	1,581
Net loss	—	—	—	(7,492)	(7,492)
Balances as of June 30, 2018	59,280	593	195,583	(168,096)	28,080

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of March 31, 2018	57,345	573	189,699	(166,855)	23,417
Funds received from RO	656	7	3,074	—	3,081
Funds received from sale of DSPP units and shares	1,070	11	2,107	—	2,118
Value of bonds converted to shares	5	*	20	—	20
Bonds interest paid in shares	71	1	330	—	331
Funds received from option exercises	133	1	17	—	18
Value of options granted to employees, directors and others as non-cash compensation	—	—	336	—	336
Net loss	—	—	—	(1,241)	(1,241)
Balances as of June 30, 2018	59,280	593	195,583	(168,096)	28,080

For the period ended June 30, 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129
Funds received from sale of DSPP units and shares	11,486	115	5,521	—	5,636
Value of bonds converted to shares	5	*	2	—	2
Funds received from option exercises	53	1	—	—	1
Bond interest paid in shares	422	4	323	—	327
Value of options granted to employees, directors and others as non-cash compensation	—	—	40	—	40
Net loss	—	—	—	(3,483)	(3,483)
Balances as of June 30, 2019	78,371	784	209,466	(202,598)	7,652

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of March 31, 2019	71,066	711	206,077	(201,285)	5,503
Funds received from sale of DSPP units and shares	6,878	69	3,039	—	3,108
Value of bonds converted to shares	5	*	2	—	2
Bond interest paid in shares	422	4	323	—	327
Value of options granted to employees, directors and others as non-cash compensation	—	—	25	—	25
Net loss	—	—	—	(1,313)	(1,313)
Balances as of June 30, 2019	78,371	784	209,466	(202,598)	7,652

* Less than one thousand.

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Cash Flows

	For the six months ended June 30,
	2019	2018
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(3,483)	(7,492)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	25	31
Loss on fixed asset disposal	-	3
Cost of options issued to employees, directors and others as non-cash compensation	40	1,253
Amortization of debt discount and interest related to convertible bonds	300	258
Change in derivative liability	(82)	2,566
Impairment of unproved oil and gas properties	228	-
Change in assets and liabilities, net:
Other deposits	270	203
Prepaid expenses and other	138	109
Governmental receivables	342	669
Lease obligation – current	216	-
Lease obligation – non current	516	-
Right of Use Lease Assets	(685)	-
Other receivables	28	(21)
Severance pay	(3)	7
Accounts payable	(79)	(123)
Asset retirement obligation	(29)	-
Accrued liabilities	(158)	212
Net cash used in operating activities	(2,416)	(2,325)

Cash flows from investing activities
Acquisition of property and equipment	(3)	(10)
Investment in unproved oil and gas properties	(3,157)	(8,403)
Net cash used in investing activities	(3,160)	(8,413)

Cash flows from financing activities
Payments related to capital lease	(6)	(5)
Proceeds from exercise of stock options	1	18
Proceeds from Rights Offering	-	3,081
Proceeds from issuance of stock and exercise of warrants	5,636	5,953
Net cash provided by financing activities	5,631	9,047

Net (decrease), increase in cash, cash equivalents and restricted cash	55	(1,691)
Cash, cash equivalents and restricted cash – beginning of period	4,125	9,079
Cash, cash equivalents and restricted cash – end of period	4,180	7,388

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	-	328
Unpaid investments in oil & gas properties	136	3,388
Convertible Bond interest paid in shares	327	331
10% Senior Convertible Bonds converted to shares	2	168
Capitalized convertible bond interest attributed to oil and gas properties	38	156

* Less than one thousand

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30, 2019	December 31, 2018
	US$ thousands	US$ thousands
Cash and cash equivalents	3,077	2,791
Restricted cash included in fixed short-term bank deposits	1,103	1,325
Restricted cash included in fixed long-term bank deposits	-	9
	4,180	4,125

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 19 years of oil & gas exploration in Israel. As of June 30, 2019, the Company has no revenues from its oil and gas operations.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2019, the Company recorded a post-impairment charge of approximately $65,000 and $228,000, respectively.

The MJ#1 well provided Zion with information Zion believes is important for potential future exploration efforts within its license area. As with many frontier wildcat wells, the MJ#1 also left several questions unanswered.

While not meant to be an exhaustive list, a summary of what Zion believes to be key information learned in the MJ#1 well is as follows:

1.	The MJ#1 encountered much higher subsurface temperatures at a depth shallower than expected before drilling the well. In our opinion, this is significant because reaching a minimum temperature threshold is necessary for the generation of hydrocarbons from an organic-rich source rock.

2.	The known organic rich (potentially hydrocarbon bearing) Senonian age source rocks that are typically present in this part of Israel were not encountered as expected. Zion expected these source rocks to be encountered at approximately 1,000 meters in the MJ#1 well.

3.	MJ#1 had natural fractures, permeability (the ability of fluid to move through the rock) and porosity (pore space in rock) that allowed the sustained flow of formation fluid in the shallower Jurassic and lower Cretaceous age formations between approximately 1,200 and 1,800 meters. While no hydrocarbons were encountered, Zion believes this fact is nonetheless significant because it provides important information about possible reservoir pressures and the ability of fluids to move within the formation and to the surface.

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes suggests an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing, and thus the MJ#1 was not producible or commercial.

5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

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

3.

As a consequence of seismic remapping, where does the MJ#1 well lie relative to the potential traps at the Jurassic and Triassic levels, and was the well location too low on the structures and deeper than the potential hydrocarbons within those traps?

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, as of June 15, 2019, Zion is in process of obtaining landowner permits, along with advance acquisition preparation. We are negotiating with Acoustic Geophysical Services Kft (“AGS”), based in Budapest, Hungary, for all surface and subsurface seismic mapping. A pricing matrix will be provided according to designated source parameters. Source parameters consist of multiple options and pricing according to time and length of source requirements. The final survey area consists of approximately 72 square kilometers surrounding the MJ#1 well.

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

On October 30, 2017, the Company sought a multi-year extension to its existing license. After receiving feedback from Israel’s Petroleum Commissioner, the Company submitted a revised extension request on November 9, 2017. On November 20, 2017, Israel’s Petroleum Commissioner officially approved the Company’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019 which was subsequently extended to December 2, 2020. Until recently, the Company remained subject to the following updated key license terms:

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

On February 24, 2019 Zion submitted a request to the Commissioner to extend the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On February 28, 2019 the Commissioner approved the extension of the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time is necessary for Zion to conduct a 3D survey in an area of approximately 72 square kilometers. This requires, among other things, extensive permitting activities with relevant local landowners, the Israel Land Authority (“ILA”), certain authorities and others throughout the seismic survey area and may not conclude prior to the beginning of the Jewish holidays in October and rainy season. This in turn would result in additional delays, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

Zion’s proposed new timelines and activity descriptions are shown below:

Number	Activity description	Execution by:
1	Submission of seismic survey plan to the Commissioner and execution of an agreement with a contractor to perform	30 November 2019
2	Commence 3D seismic survey in an area of approximately 72 square kilometers	1 April 2020
3	Transfer of field material configuration and processed material to the Ministry pursuant to Ministry guidelines	15 August 2020
4	Submit interpretation report	15 November, 2020

On May 1, 2019, Israel’s Petroleum Commissioner granted Zion’s work program report extension.

As previously disclosed, the Company required authorization from the ILA, the formal lessor of the land to Kibbutz Sde Eliyahu, on whose property the drilling pad is currently situated, to access and utilize the drill site (“surface use agreement”). The Company received this authorization on July 4, 2016. This was preceded by the Company’s May 15, 2016 signed agreement with the kibbutz. On January 11, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2017. On December 31, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2019. On July 1, 2019, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2020.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

Zion’s Former Jordan Valley, Joseph, and Asher-Menashe Licenses

On March 29, 2015, the Energy Ministry approved the Company’s application to merge the southernmost portion of the Jordan Valley License into the Megiddo-Jezreel License. The Company has plugged all of its exploratory wells (in the former Joseph and Asher-Menashe Licenses) but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Environmental Ministry and local officials.

B. Basis of Presentation

The accompanying unaudited interim condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2019, the Company incurred a net loss of approximately $3.5 million and had an accumulated deficit of approximately $203 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,644,820 and 9,265,636 Common Stock equivalents in the six-month period ended June 30, 2019 and 2018 respectively, would be anti-dilutive.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the three and six months ended June 30, 2019, the Company recorded post-impairment charges of approximately $65,000 and $228,000, respectively.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $7,121,000 and $6,714,000 as of June 30, 2019, and December 31, 2018, respectively.

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

F. Stock-Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the requisite service period (usually the vesting period).

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2019 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At June 30, 2019 and December 31, 2018, the Company reclassified $50,000 and $63,000, respectively, in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 5).

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the six months ended June 30, 2019, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2029. The fair value of the options at the date of grant amounted to approximately $10,000.

ii.	Options to purchase 100,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.01 per share. The options are exercisable through May 1, 2029. However, the vesting and exercisability of these options is subject to the following schedule: (a) 50,000 options vest on September 1, 2019 and (b) the remaining 50,000 options vest on January 1, 2020. The fair value of the options at the date of grant amounted to $55,000.

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

B. 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2019, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2019 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2018	4,788,443	1.37

Changes during 2019 to:
Granted to employees, officers, directors and others *	125,000	0.01
Expired/Cancelled/Forfeited	(385,693)	2.07
Exercised	(52,500)	0.01
Outstanding, June 30, 2019	4,475,250	1.29
Exercisable, June 30, 2019	4,375,250	1.32

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of June 30, 2019:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	4.37	0.01
—	—	—	—	0.01	15,000	4.76	0.01
—	—	—	—	0.01	5,000	4.95	0.01
—	—	—	—	0.01	10,000	6.26	0.01
—	—	—	—	0.01	25,000	6.50	0.01
—	—	—	—	0.01	305,000	6.93	0.01
—	—	—	—	0.01	525,000	7.50	0.01
—	—	—	—	0.01	10,000	7.51	0.01
—	—	—	—	0.01	60,000	7.79	0.01
0.01	100,000	9.83	0.01	0.01	40,000	8.25	0.01
—	—	—	—	0.01	180,000	8.50	0.01
—	—	—	—	0.01	85,000	8.51	0.01
—	—	—	—	0.01	45,000	8.66	0.01
—	—	—	—	0.01	6,000	8.77	0.01
—	—	—	—	0.01	25,000	9.52	0.01
—	—	—	—	1.33	25,000	3.83	1.33
—	—	—	—	1.38	108,000	1.51	1.38
—	—	—	—	1.38	105,307	5.52	1.38
—	—	—	—	1.55	400,000	2.93	1.55
—	—	—	—	1.67	340,000	1.26	1.67
—	—	—	—	1.67	405,943	5.26	1.67
—	—	—	—	1.70	218,500	3.48	1.70
—	—	—	—	1.75	400,000	4.02	1.75
—	—	—	—	1.78	25,000	5.19	1.78
—	—	—	—	1.87	25,000	2.59	1.87
—	—	—	—	1.95	25,000	0.76	1.95
—	—	—	—	1.96	25,000	0.18	1.96
—	—	—	—	2.03	25,000	1.84	2.03
—	—	—	—	2.31	400,000	4.51	2.31
				2.61	471,500	2.43	2.61
—	—	—	—	4.15	25,000	5.01	4.15
0.01	100,000		0.01	0.01-4.15	4,375,250		1.32

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2019	2018
Weighted-average fair value of underlying stock at grant date	$0.53	$2.34
Dividend yields	—	—
Expected volatility	87%-88%	68%-75%
Risk-free interest rates	2.31%-2.53%	2.01%-2.58%
Expected lives (in years)	5.00-5.34	3.00-5.50
Weighted-average grant date fair value	$0.52	$1.73

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the six months ended June 30,
2019	2018
US$ thousands	US$ thousands
40	1,279

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the six months ended June 30,
2019	2018
US$ thousands	US$ thousands
—	302

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the six months ended June 30,
2019	2018
US$ thousands	US$ thousands
—	328

As of June 30, 2019, there was approximately $35,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the years 2019 and 2020.

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

On May 29, 2019, the Company extended the termination date of the ZNWAD Warrant by one (1) year from the expiration date of May 2, 2020 to May 2, 2021.

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

On May 29, 2019, the Company extended the termination date of the ZNWAE Warrant by one (1) year from the expiration date of May 1, 2020 to May 1, 2021.

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

On May 29, 2019, the Company extended the termination date of the ZNWAF Warrant by one (1) year from the expiration date of August 14, 2020 to August 14, 2021.

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

On May 29, 2019, the Company extended the termination date of the ZNWAH Warrant by one (1) year from the expiration date of April 2, 2020 to April 2, 2021.

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

The warrants became exercisable on October 29, 2018 and continue to be exercisable through October 29, 2020 at a per share exercise price of $1.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of October 29, 2019 to October 29, 2020.

On May 29, 2019, the Company extended the termination date of the ZNWAJ Warrant by one (1) year from the expiration date of October 29, 2020 to October 29, 2021.

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

On May 29, 2019, the Company extended the termination date of the ZNWAK Warrant by one (1) year from the expiration date of February 25, 2020 to February 25, 2021.

On April 24, 2019, the Company’s most recent Unit Option began and it terminated on June 26, 2019, after the Company, on June 5, 2019, extended the termination date of the Unit Option.

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

The warrants will become exercisable on August 26, 2019 and continue to be exercisable through August 26, 2021 at a per share exercise price of $2.00.

For the three and six months ended June 30, 2019, net proceeds of approximately $3,108,000 and $5,636,000, respectively, were raised under the DSPP program.

For the three and six months ended June 30, 2018, net proceeds of approximately $2,118,000 and $5,953,000, respectively, were raised under the DSPP program.

The warrants represented by the ticker ZNWAA are tradable on the NASDAQ market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-Q, are not tradeable and are used internally for classification and accounting purposes only.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

		Period of Grant	US$	Expiration Date

ZNWAA Warrants	B	March 2013 – December 2014	2.00	January 31, 2021
ZNWAD Warrants	A,B	January 2015 – March 2016	1.00	May 02, 2021
ZNWAE Warrants	B	November 2016 – March 2017	1.00	May 01, 2021
ZNWAF Warrants	A,B	May 2017 – July 2017	1.00	August 14, 2021
ZNWAG Warrants		October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants	A,B	February 2018	5.00	April 2, 2021
ZNWAI Warrants	A,B	April 2018 – May 2018	3.00	June 29, 2021
ZNWAJ Warrants	B	August 2018 – September 2018	1.00	October 29, 2021
ZNWAK Warrants	B	December 2018 – January 2019	0.01	February 25, 2021
ZNWAL Warrants		July 2019 – August 2019	2.00	August 26, 2021

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018
A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.

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

On May 29, 2019, the Company extended the termination date of the ZNWAI Warrant by one (1) year from the expiration date of June 29, 2020 to June 29, 2021.

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

H. Warrant Table

The warrant transactions since January 1, 2019 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/18	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 6/30/19
ZNWAA	$2.00	1/31/2021	1,498,804	0	0	0	1,498,804
ZNWAD	$1.00	5/2/2021	243,853	0	0	0	243,853
ZNWAE	$1.00	5/2/2021	2,144,510	0	(40)	0	2,144,470
ZNWAF	$1.00	8/14/2021	359,610	0	0	0	359,610
ZNWAG	$1.00	1/8/2021	240,578	0	0	0	240,578
ZNWAH	$5.00	4/19/2021	372,400	0	0	0	372,400
ZNWAI	$3.00	6/29/2021	640,735	0	(5)	0	640,730
ZNWAJ	$1.00	10/29/2021	546,050	0	(25)	0	546,025
ZNWAK	$0.01	2/25/2021	0	673,600	(199,500)	0	474,100
Outstanding warrants			6,046,540	673,600	(199,570)	0	6,520,570

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2019	December 31, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,243	1,242
Capitalized salary costs	1,668	1,579
Capitalized interest costs	715	677
Legal costs, license fees and other preparation costs	3,484	3,216
Other costs	11	-
	*7,121	*6,714

*	The unproved oil and gas properties balance at June 30, 2019 and at December 31, 2018 contains approximately $136,000 and $2,946,000, respectively, in unpaid amounts.

Impairment of unproved oil and gas properties comprised as follows:

	June 30, 2019	June 30, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	159	-
Other costs	69	-
	228	-

Changes in Unproved oil and gas properties during the six months ended June 30, 2019 and 2018 are as follows:

	June 30, 2019	June 30, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1	7,326
Capitalized salary costs	89	423
Capitalized interest costs	38	156
Legal costs, license fees and other preparation costs	268	596
Other costs	11	143
	*407	*8,644

•	Inclusive of non-cash amounts of approximately $174,000 and $3,872,000 during the six months ended June 30, 2019, and 2018, respectively.

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

During the six months ended June 30, 2019, the Company recorded approximately $13,000 in amortization expense related to the deferred financing costs, approximately $187,000 in debt discount amortization, and approximately $10,000 related to financing gains associated with notes converted to shares. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

On May 2, 2019, the Company paid its annual 10% interest to its bondholders of record on April 18, 2019. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $0.774 was determined based on the 30 trading days prior to the record date of April 18, 2019. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 422,426 shares to the accounts of its bondholders.

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

Beginning May 3, 2018, the Company was entitled to redeem for cash the outstanding Notes at an amount equal to the principal and accrued and unpaid interest, plus a 10% premium. No “sinking fund” is provided for the Notes due May 2, 2021, which means that the Company is not required to periodically redeem or retire the Notes due May 2, 2021.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the six months ended June 30, 2019 approximately 122 convertible bonds of $100 each, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 5,368 shares of its Common Stock and recorded approximately $10,000 in financial gains during the same period.

	June 30, 2019	December 31, 2018
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(806)	$(993)
Bonds converted to shares	$(216)	$(203)
Offering cost, net	$(50)	$(63)
10% senior Convertible bonds – Long Term Liability	$2,398	$2,211

Capitalized interest for the three and six months ended June 30, 2019 were $28,000 and $38,000 compared to $71,000 and $156,000 for the three and six months ended June 30, 2018.

Interest expenses for the three and six months ended June 30, 2019 were $54,000 and $111,000 compared to $0 and $0 for the three and six months ended June 30, 2018.

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

The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its balance sheet. Changes in the fair value recorded are recorded as a gain or loss in the accompanying statement of operations.

The valuation of the Notes was done by using the Binomial Model, a well-accepted option-pricing model, and based on the Notes’ terms and other parameters the Company identified as relevant for the valuation of the Notes’ Fair Value.

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of June 30, 2019, the Company’s liabilities that are measured at fair value are as follows:

	June 30, 2019		December 31, 2018
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	263	263	345	345

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of derivative liability during 2019 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2018	345
Gain on derivative liability	(82)
Derivative liability fair value at June 30, 2019	263

The following table presents the assumptions that were used for the model as of June 30, 2019:

	June 30, 2019	December 31, 2018
Convertible Option Fair Value of approximately	$263,000	$345,000
Annual Risk-free Rate	1.75%	2.47%
Volatility	117.22%	115.35%
Expected Term (years)	1.84	2.34
Convertible Notes Face Value	$3,254,900	$3,266,700
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$0.76	$0.42

The Company recognized a gain on derivative liability of $460,000 for the three months ended June 30, 2019 and a gain on derivative liability of $82,000 for the six months ended June 30, 2019. The Company recognized a gain on derivative liability of $968,000 for the three months ended June 30, 2018 and a loss on derivative liability of $2,566,000 for the six months ended June 30, 2018. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancelable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of June 30, 2019:

	June 30, 2019	December 31, 2018
	US$ thousands	US$ thousands

Operating lease assets	$685	$-

Operating lease liabilities:
Current operating lease liabilities	$216	$-
Non-current operating lease liabilities	$516	$-
Total operating lease liabilities	$732	$-

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 7 - Right of use leases assets and leases obligations (cont’d)

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 are:

June 30, 2019
Weighted average remaining lease term (years)	3.7
Weighted average discount rate	6.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of June 30, 2019:

US$ thousands

July 1, 2019 through December 31, 2019	275
2020	261
2021	136
2022	136
2023	80
Thereafter	-
Total undiscounted future minimum lease payments	888
Less: portion representing imputed interest	(155)
Total undiscounted future minimum lease payments	733

Operating lease costs were $64,000 and $132,000 for the three and six months ended June 30, 2019, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities were $68,000 and $139,000 for the three and six months ended June 30, 2019, and this amount is included in operating activities in the statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $819,000 for the six months ended June 30, 2019.

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

B. Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss. On April 29, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on May 29, 2019 Defendants filed a Reply to Plaintiffs’ Response.

 By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs. On April 18, 2019, a Motion to Dismiss Plaintiffs’ Complaint was filed on behalf of all defendants pleading numerous grounds in support of their Motion to Dismiss. On June 3, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on July 3, 2019 Defendants filed a Reply to Plaintiffs’ Response.

On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael B. Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell and the Company as a nominal defendant. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018. On March 29, 2019, this lawsuit was voluntarily dismissed by Plaintiff without prejudice to its subsequent refiling.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

C. Environmental and Onshore Licensing Regulatory Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries as it pertains to oil and gas activities. Mention of these older guidelines was included in previous Zion filings.

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

On April 8, 2019 the Energy Ministry issued new procedural guidelines regarding a uniform reporting manner by which the rights holder in a license must submit a quarterly report regarding a summary of license history, the nature, scope, location and results of the exploration work, specification of the amounts expended for the exploration work, and the results and interpretation of the exploration work and basic data on which these results and interpretation are based. The guidelines will be binding as from the date of submission of the report for the third quarter 2019.

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

D. Bank Guarantees

As of June 30, 2019, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,010,000) and others (approximately $85,000) with respect to its drilling operation in an aggregate amount of approximately $1,095,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2019 through June 30, 2019, the USD has fluctuated by approximately 4.9% against the NIS (the USD has weakened relative to the NIS). By contrast, during the period January 1, 2018 through December 31, 2018, the USD fluctuated by approximately 8.1% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2019, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $4,180,000. The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2019 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i)	Approximately $379,000 was collected through the Company’s ongoing DSPP program during the period July 1 through 31, 2019.

(ii)	On July 1, 2019, options to purchase 100,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.01 per share. The options are fully vested upon grant and are exercisable through July 1, 2029. The fair value of the options at the date of grant amounted to approximately $35,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to raise sufficient capital to successfully acquire, interpret, and analyze 3-D seismic data and continue with exploratory efforts within our license area;

●	the going concern qualification in our financial statements;

●	our liquidity and our ability to raise capital to maintain operations and finance our overall exploration and development activities;

●	The outcome of the current SEC investigation and the resulting class action lawsuit and derivative litigation against us;

●	our ability to obtain new license areas to continue our petroleum exploration program;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 19 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the Nasdaq Capital Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log), and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well does not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $65,000 and $228,000 for the three and six months ended June 30, 2019, respectively.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which may support further evaluation and potential further exploration efforts within our License area.

As a result of the information gained drilling the MJ#1 well, Zion now believes it is prudent and consistent with good industry practice to try and answer some of the questions raised by the drilling with a focused 3D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. See discussion under Summary of Current and Former License Area.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $65,000 for the three months ended June 30, 2019 and $228,000 for the six months ended June 30, 2019.

The MJ#1 well provided Zion with information Zion believes is important for potential future exploration efforts within its license area. As with many frontier wildcat wells, the MJ#1 also left several questions unanswered.

While not meant to be an exhaustive list, a summary of what Zion believes to be key information learned in the MJ#1 well is as follows:

1.	The MJ#1 encountered much higher subsurface temperatures at a depth shallower than expected before drilling the well. In our opinion, this is significant because reaching a minimum temperature threshold is necessary for the generation of hydrocarbons from an organic-rich source rock.

2.	The known organic rich (potentially hydrocarbon bearing) Senonian age source rocks that are typically present in this part of Israel were not encountered as expected. Zion expected these source rocks to be encountered at approximately 1,000 meters in the MJ#1 well.

3.	MJ#1 had natural fractures, permeability (the ability of fluid to move through the rock) and porosity (pore space in rock) that allowed the sustained flow of formation fluid in the shallower Jurassic and lower Cretaceous age formations between approximately 1,200 and 1,800 meters. While no hydrocarbons were encountered, Zion believes this fact is nonetheless significant because it provides important information about possible reservoir pressures and the ability of fluids to move within the formation and to the surface.

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes suggests an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing, and thus the MJ#1 was not producible or commercial.

5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

A summary of what Zion believes to be some key questions left to be answered are:

1.	Is the missing shallow Senonian age source rock a result of regional erosion, or is it missing because of a fault that cut the well-bore and could be reasonably expected to be encountered in the vicinity of the MJ#1 drill site? Zion believes this is an important question to answer because if the Senonian source rocks do exist in this area, the high temperatures encountered are sufficient to mature these source rocks and generate oil.

2.	Do the unusually high shallow subsurface temperatures extend regionally beyond the MJ#1 well, which could allow for the generation of hydrocarbons in the Senonian age source rock within our license area?

3.	As a consequence of seismic remapping, where does the MJ#1 well lie relative to the potential traps at the Jurassic and Triassic levels, and was the well location too low on the structures and deeper than the potential hydrocarbons within those traps?

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, as of June 15,, 2019, Zion is in process of obtaining landowner permits, along with advance acquisition preparation. We are negotiating with Acoustic Geophysical Services Kft (“AGS”), based in Budapest, Hungary, for all surface and subsurface seismic mapping. A pricing matrix will be provided according to designated source parameters. Source parameters consist of multiple options and pricing according to time and length of source requirements. The final survey area consists of approximately 72 square kilometers surrounding the MJ#1 well. Equipment will be mobilized from Eastern Europe to accommodate the scale of the program. The specialized equipment will allow for a wide 3D survey enabling Zion to image near surface and deep horizons further enhancing the prior seismic 2D data sets.

The MJ3D will be the largest onshore 3D survey acquired in Israel and will provide Zion with an additional tool to assist with the questions that arose following the drilling and testing of the MJ#1 well. Zion will request for quotation in Q3 2019 seismic processing services for the final data set. Interpretation is estimated to start early Q4 2019 allowing for well design on a go forward basis. All of the above activities are subject to our raising the needed capital through our current DSPP program.

Zion received a multi-year license extension through December 2, 2020.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of June 30, 2019.

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

Activity Description
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

On February 24, 2019 Zion submitted a request to the Commissioner to extend the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On February 28, 2019 the Commissioner approved the extension of the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time is necessary for Zion to conduct a 3D survey in an area of approximately 72 square kilometers. This requires, among others, extensive permitting activities with relevant local landowners, the ILA, certain authorities and others throughout the seismic survey area may not conclude prior to the beginning of the Jewish holidays in October and rainy season. This in turn would result in additional delay, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

Zion’s proposed new timelines and activity descriptions are shown below:

Number	Activity description	Execution by:
1	Submission of seismic survey plan to the Commissioner and execution of an agreement with a contractor to perform	15 June 2019
2	Commence 3D seismic survey in an area of approximately 72 square kilometers	30 September 2020
3	Transfer of field material configuration and processed material to the Ministry pursuant to Ministry guidelines	15 August 2020
4	Submit interpretation report	15 November, 2020

On May 1, 2019, Israel’s Petroleum Commissioner granted Zion’s work program report extension.

As previously disclosed, the Company required authorization from the ILA, the formal lessor of the land to Kibbutz Sde Eliyahu, on whose property the drilling pad is currently situated, to access and utilize the drill site (“surface use agreement”). The Company received this authorization on July 4, 2016. This was preceded by the Company’s May 15, 2016 signed agreement with the kibbutz. On January 11, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2017. On December 31, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2019. On July 1, 2019, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2020.

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

For the three and six months ended June 30, 2019, approximately $3,108,000 and $5,636,000 was raised under the DSPP program. Of this amount, approximately $2,000 was received through the exercise of warrants.

The Warrants transactions since January 1, 2019 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Beg Balance, 12/31/18	Warrants Issued	Warrants Exercised	Warrants Expired/ Cancelled	Outstanding Balance, 6/30/19
ZNWAA	$2.00	1/31/2021	1,498,804	0	0	0	1,498,804
ZNWAD	$1.00	5/2/2021	243,853	0		0	243,853
ZNWAE	$1.00	5/2/2021	2,144,510	0	(40)	0	2,144,470
ZNWAF	$1.00	8/14/2021	359,610	0	0	0	359,610
ZNWAG	$1.00	1/8/2021	240,578	0	0	0	240,578
ZNWAH	$5.00	4/19/2021	372,400	0	0	0	372,400
ZNWAI	$3.00	6/29/2021	640,735	0	(5)	0	640,730
ZNWAJ	$1.00	10/29/2021	546,050	0	(25)		546,025
ZNWAK	$0.01	2/25/2021	0	673,600	(199,500)	0	474,100

Outstanding warrants			6,046,540	673,600	(199,570)	0	6,520,570

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the three and six months ended June 30, 2019, the Company recorded post-impairment charges of approximately $65,000 and $228,000, respectively.

The Company did not record any non-cash impairment during the three and six months ended June 30, 2018.

The total net book value of our unproved oil and gas properties under the full cost method was $7,121,000 at June 30, 2019.

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

RESULTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	996	1,336	1,922	3,295
Impairment of unproved oil and gas properties	65	-	228	-
Other	554	680	1,109	1,233
Subtotal Operating costs and expenses	1,615	2,016	3,259	4,528

(Gain) loss on derivative liability	(460)	(968)	(82)	2,566

Other expense (income), net	158	193	306	398

Net loss	1,313	1,241	3,483	7,492

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2019 were $1,615,000 and $3,259,000, respectively, compared to $2,016,000 and $4,528,000 for the three and six months ended June 30, 2018. The decrease in operating costs and expenses during each of the three and six months ended June 30, 2019 compared to the corresponding periods in 2018 is primarily attributable to a decrease in general and administrative expenses and other expenses, and slightly offset by recognition of an impairment charge during the three and six months ended June 30, 2019.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2019 were $996,000 and $1,922,000, respectively, compared to $1,336,000 and $3,295,000 for the three and six months ended June 30, 2018. The decrease in general and administrative expenses during each of the three and six months ended June 30, 2019 compared to the corresponding periods in 2018 is primarily attributable to lower non-cash expenses recognized and recorded in connection with stock option grants during 2019 compared to the corresponding periods in 2018.

Other expenses. Other expenses during the three and six months ended June 30, 2019 were $554,000 and $1,109,000, respectively, compared to $680,000 and $1,233,000 for the three and six months ended June 30, 2018. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three and six months ended June 30, 2019 compared to the corresponding periods in 2018 is primarily attributable to decreased marketing expenses associated with investor relations activities.

(Gain), loss on derivative liability. (Gain), loss on derivative liability during the three and six months ended June 30, 2019 were ($460,000) and ($82,000), compared to ($968,000) and $2,566,000 for the three and six months ended June 30, 2018. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The (gain) on derivative liability during the three and six months ended June 30, 2019 compared to the (gain), loss on derivative liability during the three and six months ended June 30, 2018 is primarily due to the change in the share price of our common stock that occurred during the three and six months ended June 30, 2019.

Other expense, net. Other expense, net for the three and six months ended June 30, 2019 were $158,000 and $306,000, compared to $193,000 and $398,000 for the three and six months ended June 30, 2018. The decrease in other expense, net during the three and six months ended June 30, 2019 compared to the corresponding period in 2018 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the three and six months ended June 30, 2019 were $1,313,000 and $3,483,000 compared to $1,241,000 and $7,492,000 for the three and six months ended June 30, 2018. The decrease in net loss for 2019 is primarily attributable to the approximately $2.6 million expense recognized in the six months ended June 30, 2018 compared to a net gain of $82,000 for the six months ended June 30, 2019.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the six months ended June 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

As of June 30, 2019, we had approximately $3,077,000 in cash and cash equivalents compared to $2,791,000 at December 31, 2018, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $2,693,000 at June 30, 2019 and $537,000 at December 31, 2018. The derivative liability at June 30, 2019 was $263,000 and $345,000 at December 31, 2018, and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $2,956,000 at June 30, 2019 and $882,000 at December 31, 2018.

As of June 30, 2019, we provided bank guarantees to various governmental bodies (approximately $1,010,000) and others (approximately $85,000) in respect of our drilling operation in the aggregate amount of approximately $1,095,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

During the six months ended June 30, 2019, cash used in operating activities totaled $2,416,000. Cash provided by financing activities during the six months ended June 30, 2019 was $5,631 ,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities, primarily for preparatory work for the 3-D seismic shoot in the MJL, and other assets was $3,160,000 for the six months ended June 30, 2019.

We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $5,600,000 during the six months ended June 30, 2019, we will need to raise additional funds in order to acquire, interpret, and analyze new 3-D seismic date in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. Zion expects that during a period of active seismic data acquisition the expenditures to be approximately $1,500,000 to $2,500,000. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through September 2019. In addition, reference is also made to the legal proceedings referred to in Item 1 of this report relating to lawsuits filed against us following the disclosure of the SEC investigation. While we paid an advanced deposit in the amount of $500,000, any unforeseen or unexpected outlays in this regard may adversely affect our available funds or additional amounts that we may need to raise.

No assurance can be provided that we will be able to raise the needed operating capital on commercially acceptable terms or at all.

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

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through June 30, 2019. Additionally, reference is made to Footnote 9 (Subsequent Events) with respect to an additional estimated amount of $379,000 raised during July 2019.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2019 through June 30, 2019, the USD has fluctuated by approximately 4.9% against the NIS (the USD has weakened relative to the NIS). By contrast, during the period January 1, 2018 through December 31, 2018, the USD fluctuated by approximately 8.1% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2019, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $4,180,000. The weighted average annual interest rate related to our cash and cash equivalents for the six months ended June 30, 2019 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2019, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss. On April 29, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and one May 29, 2019 Defendants filed a Reply to Plaintiffs’ Response.

 By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs. On April 18, 2019, a Motion to Dismiss Plaintiffs’ Complaint was filed on behalf of all defendants pleading numerous grounds in support of their Motion to Dismiss. On June 3, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and one July 3, 2019 Defendants filed a Reply to Plaintiffs’ Response.

On September 25, 2018, another lawsuit was filed in the 68th district court, Dallas County, Texas derivatively and purportedly on behalf of the Company against John M. Brown, Forrest A. Garb, Kent S. Siegel, Michael B. Croswell, Jr., Dustin L. Guinn, Victor G. Carrillo, Paul Oroian, William H. Avery, Justin W. Furnace, Gene Scammahorn, Martin M. van Brauman, and Lee R. Russell and the Company as a nominal defendant. This suit alleges claims for breaches of fiduciary duty and unjust enrichment against the individual defendants in connection with certain public statements made by the Company from March 12, 2018 to May 30, 2018. On March 29, 2019, this lawsuit was voluntarily dismissed by Plaintiff without prejudice to its subsequent refiling.

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

During the quarter ended June 30, 2019, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John M. Brown	By:	/s/ Michael B. Croswell Jr.
	John M. Brown		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 7, 2019	Date:	August 7, 2019