Form 10-Q
period 2019-09-30
ZION OIL & GAS INC
filed 2019-11-05
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2019; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ZN	Nasdaq Capital Market

As of November 5, 2019, Zion Oil & Gas, Inc. had outstanding 97,617,064 shares of common stock, par value $0.01 per share.

INDEX PAGE

PART I — FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Zion Oil & Gas, Inc.

Condensed Balance Sheets as of

	September 30, 2019	December 31, 2018
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	3,380	2,791
Fixed short term bank deposits – restricted	1,262	1,325
Prepaid expenses and other	243	461
Other deposits	194	280
Governmental receivables	354	361
Other receivables	356	153
Total current assets	5,789	5,371

Unproved oil and gas properties, full cost method (see Note 4)	8,709	6,714

Property and equipment at cost
Net of accumulated depreciation of $493 and $455	122	156

Right of Use Lease Assets (see Note 7)	639	-

Other assets
Fixed short term bank deposits – restricted	-	9
Assets held for severance benefits	326	271
Total other assets	326	280

Total assets	15,585	12,521

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	490	2,811
Lease obligation – current (see Note 7)	224	-
Asset retirement obligation	678	720
Derivative liability (see Note 6)	173	345
Accrued liabilities	1,237	958
Total current liabilities	2,802	4,834

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $43 and $63 and unamortized debt discount of $734 and $993 at September 30, 2019 and December 31, 2018 respectively (see Note 5)	2,476	2,211
Lease obligation – non-current (see Note 7)	469	-
Obligation under capital lease, net of current maturities of $11	21	30
Provision for severance pay	385	317
Total long-term liabilities	3,351	2,558

Total liabilities	6,153	7,392

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at September 30, 2019: Issued and outstanding: 89,856,859 and 66,405,180 shares at September 30, 2019 and December 31, 2018 respectively	899	664
Additional paid-in capital	212,750	203,580
Accumulated deficit	(204,217)	(199,115)
Total stockholders’ equity	9,432	5,129

Total liabilities and stockholders’ equity	15,585	12,521

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Operations

	For the three months ended		For the nine months ended
	September 30 ,		September 30,
	2019	2018	2019	2018
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,098	2,044	3,020	5,339
Impairment of unproved oil and gas properties	86	-	314	-
Other	497	549	1,606	1,782
Loss from operations	(1,681)	(2,593)	(4,940)	(7,121)

Other income (expense), net
Gain on derivative liability	90	3,448	172	882
Foreign exchange loss	(9)	(10)	(9)	(111)
Financial expenses, net	(19)	(64)	(325)	(361)

(Loss), gain before income taxes	(1,619)	781	(5,102)	(6,711)
Income taxes	-	-	-	-

Net (loss), income	(1,619)	781	(5,102)	(6,711)

Net (loss), gain per share of common stock
Basic and diluted (in US$)	(0.02)	0.02	(0.07)	(0.11)

Weighted-average shares outstanding
Basic and diluted (in thousands)	82,001	61,089	75,657	59,312

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2018

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of June 30, 2018	59,280	593	195,583	(168,096)	28,080
Funds received from RO, net	—	—	(43)	—	(43)
Funds received from sale of DSPP units and shares	5,032	50	6,605	—	6,655
Value of bonds converted to shares	3	*	7	—	7
Bonds interest paid in shares	—	—	—	—	—
Funds received from option exercises	100	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	189	—	189
Net income	—	—	—	781	781
Balances as of September 30, 2018	64,415	644	202,341	(167,315)	35,670

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440
Funds received from RO, net	656	7	3,031	—	3,038
Funds received from sale of DSPP units and shares	7,522	75	12,533	—	12,608
Value of bonds converted to shares	40	*	175	—	175
Bonds interest paid in shares	71	1	330	—	331
Funds received from option exercises	238	2	17	—	19
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,770	—	1,770
Net loss	—	—	—	(6,711)	(6,711)
Balances as of September 30, 2018	64,415	644	202,341	(167,315)	35,670

 The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statement of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of June 30, 2019	78,371	784	209,466	(202,598)	7,652
Funds received from sale of DSPP units and shares	11,470	115	3,147	—	3,262
Value of bonds converted to shares	1	*	*	—	*
Funds received from option exercises	15	*	*	—	*
Value of options granted to employees, directors and others as non-cash compensation	—	—	137	—	137
Net loss	—	—	—	(1,619)	(1,619)
Balances as of September 30, 2019	89,857	899	212,750	(204,217)	9,432

* Less than one thousand.

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129
Funds received from sale of DSPP units and shares	22,956	230	8,668	—	8,898
Value of bonds converted to shares	6	*	2	—	2
Funds received from option exercises	68	1	—	—	1
Bond interest paid in shares	422	4	323	—	327
Value of options granted to employees, directors and others as non-cash compensation	—	—	177	—	177
Net loss	—	—	—	(5,102)	(5,102)
Balances as of September 30, 2019	89,857	899	212,750	(204,217)	9,432

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Statements of Cash Flows

	For the nine months ended September 30 ,
	2019	2018
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(5,102)	(6,711)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	38	44
Loss on fixed asset disposal	-	3
Cost of options issued to employees, directors and others as non-cash compensation	177	1,431
Amortization of debt discount and interest related to convertible bonds	317	325
Change in derivative liability	(172)	(882)
Impairment of unproved oil and gas properties	314	-
Change in assets and liabilities, net:
Other deposits	86	250
Prepaid expenses and other	218	178
Governmental receivables	7	518
Estimated liability for defending legal claims	-	500
Lease obligation – current	224	-
Lease obligation – non current	469	-
Right of Use Lease Assets	(639)	-
Other receivables	(203)	(145)
Severance pay	13	8
Accounts payable	(82)	120
Asset retirement obligation	(42)	-
Accrued liabilities	(52)	187
Net cash used in operating activities	(4,429)	(4,174)

Cash flows from investing activities
Acquisition of property and equipment	(4)	(15)
Investment in unproved oil and gas properties	(3,940)	(13,893)
Net cash used in investing activities	(3,944)	(13,908)

Cash flows from financing activities
Payments related to capital lease	(9)	(6)
Proceeds from exercise of stock options	1	19
Proceeds from Rights Offering	-	3,038
Proceeds from issuance of stock and exercise of warrants	8,898	12,608
Net cash provided by financing activities	8,890	15,659

Net (decrease), increase in cash, cash equivalents and restricted cash	517	(2,423)
Cash, cash equivalents and restricted cash – beginning of period	4,125	9,079
Cash, cash equivalents and restricted cash – end of period	4,642	6,656

Supplemental disclosure of cash flow information
Cash paid during the period for interest	2	3

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	-	339
Unpaid investments in oil & gas properties	884	1,543
Convertible Bond interest paid in shares	327	331
10% Senior Convertible Bonds converted to shares	2	175
Capitalized convertible bond interest attributed to oil and gas properties	181	244

* Less than one thousand

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	3,380	2,791	5,318	6,892
Restricted cash included in fixed short-term bank deposits	1,262	1,325	408	1,197
Restricted cash included in fixed long-term bank deposits	-	9	930	990
	4,642	4,125	6,656	9,079

The accompanying notes are an integral part of the unaudited interim condensed financial statements.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 19 years of oil & gas exploration in Israel. As of September 30, 2019, the Company has no revenues from its oil and gas operations.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2019, the Company recorded a post-impairment charge of approximately $86,000 and $314,000, respectively. During the three and nine months ended September 30, 2018, the Company did not record any post-impairment charges.

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

Zion commenced the data acquisition portion on the 3-D survey area consisting of 72 square kilometers focused on the eastern portion of the Megiddo-Jezreel license. Acoustic Geophysical Services (“AGS”), our geophysical contractor, completed mobilization in late August in which the seismic equipment was moved on location and testing completed. In mid-September 2019 all parameter selections were approved. Following parameter selection, AGS began its seismic production activities on September 25, 2019. Approximately 50% of the survey was completed by September 30, 2019. The remaining 50% of the survey was completed in mid-October.

Zion has engaged Agile Seismic Processing Services (“ASPS”), with offices located in Houston, Texas and Belgrade, Serbia, to handle the seismic data processing and interpretation services. The geophysical dataset, which was delivered to ASPS in late October 2019, will be processed using enhanced technologies.

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

On February 24, 2019 Zion submitted a request to the Commissioner to extend the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On February 28, 2019 the Commissioner approved the extension of the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary for Zion to conduct a 3-D survey in an area of approximately 72 square kilometers. This required, among other things, extensive permitting activities with relevant local landowners, the Israel Land Authority (“ILA”), certain authorities and others throughout the seismic survey area and may not conclude prior to the rainy season in Israel. This in turn would result in additional delays, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

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

On May 1, 2019, Israel’s Petroleum Commissioner granted Zion’s work program report extension.

As previously disclosed, the Company requires authorization from the ILA, the formal lessor of the land to Kibbutz Sde Eliyahu, on whose property the drilling pad is currently situated, to access and utilize the drill site (“surface use agreement”). The Company received this authorization on July 4, 2016. This was preceded by the Company’s May 15, 2016 signed agreement with the kibbutz. On January 11, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2017. On December 31, 2017, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2019. On July 1, 2019, an agreement was signed by the Company and the ILA by which the surface usage agreement was extended through December 3, 2020.

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

B. Basis of Presentation

The accompanying unaudited interim condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2019, the Company incurred a net loss of approximately $5.1 million and had an accumulated deficit of approximately $204 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 9,836,644 and 10,123,095 and 9,110,799 and 9,673,173 Common Stock equivalents in the three and nine-month periods ended September 30, 2019 and 2018 respectively, would be anti-dilutive.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the three and nine months ended September 30, 2019, the Company recorded post-impairment charges of approximately $86,000 and $314,000, respectively. During the three and nine months ended September 30, 2018, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $8,709,000 and $6,714,000 as of September 30, 2019, and December 31, 2018, respectively.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2019 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. At September 30, 2019 and December 31, 2018, the Company reclassified $43,000 and $63,000, respectively, in deferred offering costs from an asset account and applied it to the outstanding debt balance (see Note 5).

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the nine months ended September 30, 2019, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

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

iii.

Options to purchase 100,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through July 1, 2029. The fair value of the options at the date of grant amounted to approximately $35,000.

iv.	Options to purchase 10,000 shares of Common Stock were granted to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2029. The fair value of the options at the date of grant amounted to approximately $3,000.

v.

Options to purchase 25,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.28 per share. The options vested upon grant and are exercisable through September 3, 2029. The fair value of the options at the date of grant amounted to approximately $7,000.

vi.	Options to purchase 215,000 shares of Common Stock were granted to 10 staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 18, 2029. The fair value of the options at the date of grant amounted to approximately $65,000.

During the nine months ended September 30, 2018, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options are taxable on the date of exercise ):

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

v.	Options to purchase 10,000 shares of Common Stock were granted to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2029. The fair value of the options at the date of grant amounted to approximately $18,000.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2019, the Company grant the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

i.	Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $0.28 per share. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $7,000.

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

ii.

Options to purchase 25,000 shares of Common Stock to one board members at an exercise price of $4.15 per share. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $55,000.

iii.	Options to purchase 25,000 shares of Common Stock to one board members at an exercise price of $1.78 per share. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $25,000.

C. Stock Options

The stock option transactions since January 1, 2019 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2018	4,788,443	1.37

Changes during 2019 to:
Granted to employees, officers, directors and others *	500,000	0.04
Expired/Cancelled/Forfeited	(410,693)	2.06
Exercised	(67,500)	0.01
Outstanding, September 30, 2019	4,810,250	1.19
Exercisable, September 30, 2019	4,760,250	1.21

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2019:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	15,000	4.12	0.01
—	—	—	—	0.01	15,000	4.50	0.01
—	—	—	—	0.01	5,000	4.70	0.01
—	—	—	—	0.01	10,000	6.01	0.01
—	—	—	—	0.01	25,000	6.25	0.01
—	—	—	—	0.01	305,000	6.67	0.01
—	—	—	—	0.01	525,000	7.25	0.01
—	—	—	—	0.01	10,000	7.26	0.01
—	—	—	—	0.01	60,000	7.54	0.01
—	—	—	—	0.01	40,000	8.00	0.01
—	—	—	—	0.01	180,000	8.25	0.01
—	—	—	—	0.01	85,000	8.26	0.01
—	—	—	—	0.01	30,000	8.41	0.01
—	—	—	—	0.01	6,000	8.51	0.01
—	—	—	—	0.01	25,000	9.27	0.01
0.01	50,000	9.58	0.01	0.01	50,000	9.58	0.01
—	—	—	—	0.01	100,000	9.75	0.01
—	—	—	—	0.01	10,000	9.92	0.01
—	—	—	—	0.01	215,000	9.97	0.01
—	—	—	—	0.28	25,000	5.92	0.28
—	—	—	—	0.28	25,000	9.92	0.28
—	—	—	—	1.33	25,000	3.58	1.33
—	—	—	—	1.38	108,000	1.26	1.38
—	—	—	—	1.38	105,307	5.26	1.38
—	—	—	—	1.55	400,000	2.68	1.55
—	—	—	—	1.67	340,000	1.01	1.67
—	—	—	—	1.67	405,943	5.01	1.67
—	—	—	—	1.70	218,500	3.23	1.70
—	—	—	—	1.75	400,000	3.77	1.75
—	—	—	—	1.78	25,000	4.93	1.78
—	—	—	—	1.87	25,000	2.34	1.87
—	—	—	—	1.95	25,000	0.51	1.95
—	—	—	—	1.96	25,000	0.18	1.96
—	—	—	—	2.03	25,000	1.59	2.03
—	—	—	—	2.31	400,000	4.26	2.31
				2.61	471,500	2.18	2.61
—	—	—	—	4.15	25,000	4.76	4.15
0.01	50,000		0.01	0.01-4.15	4,760,250		1.21

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2019	2018
Weighted-average fair value of underlying stock at grant date	$0.37	$2.37
Dividend yields	—	—
Expected volatility	87%-110%	68%-87%
Risk-free interest rates	1.35%-2.53%	2.01%-2.74%
Expected lives (in years)	3.00-5.34	3.00-5.50
Weighted-average grant date fair value	$0.36	$1.61

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2019	2018
Weighted-average fair value of underlying stock at grant date	$0.31	$3.37
Dividend yields	—	—
Expected volatility	81%	73%-76%
Risk-free interest rates	1.80%	2.46%-2.81%
Expected lives (in years)	10.00	10.00
Weighted-average grant date fair value	$0.30	$3.36

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended September 30,
2019	2018
US$ thousands	US$ thousands
134	189

For the nine months ended September 30,
2019	2018
US$ thousands	US$ thousands
174	1,468

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended September 30,
2019	2018
US$ thousands	US$ thousands
3	-

For the nine months ended September 30,
2019	2018
US$ thousands	US$ thousands
3	302

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended September 30,
2019	2018
US$ thousands	US$ thousands
—	11

For the nine months ended September 30,
2019	2018
US$ thousands	US$ thousands
—	339

As of September 30, 2019, there was approximately $10,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the years 2019 and 2020.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

On December 4, 2018, the Company extended the termination date of the ZNWAD Warrant by one (1) year from the expiration date of May 2, 2019 to May 2, 2020. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On May 29, 2019, the Company extended the termination date of the ZNWAD Warrant by one (1) year from the expiration date of May 2, 2020 to May 2, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On May 29, 2019, the Company extended the termination date of the ZNWAE Warrant by one (1) year from the expiration date of May 1, 2020 to May 1, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On May 29, 2019, the Company extended the termination date of the ZNWAF Warrant by one (1) year from the expiration date of August 14, 2020 to August 14, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On February 1, 2018, the Company launched another Unit Option Program which terminated on February 28, 2018. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) 50 shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional 50 shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $5.00. The warrant is referred to as “ZNWAH.”

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

On May 29, 2019, the Company extended the termination date of the ZNWAH Warrant by one (1) year from the expiration date of April 2, 2020 to April 2, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On August 21, 2018, the Company initiated another Unit Option Program, and it terminated on September 26, 2018. The Unit Option Program consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAJ.”

The warrants became exercisable on October 29, 2018 and continue to be exercisable through October 29, 2020 at a per share exercise price of $1.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of October 29, 2019 to October 29, 2020.

On May 29, 2019, the Company extended the termination date of the ZNWAJ Warrant by one (1) year from the expiration date of October 29, 2020 to October 29, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On December 10, 2018, the Company initiated another Unit Option Program and it terminated on January 23, 2019. The Unit Option Program consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional two hundred and fifty (250) shares of Common Stock at a per share exercise price of $0.01. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.01. The warrant is referred to as “ZNWAK.”

The warrants became exercisable on February 25, 2019 and continue to be exercisable through February 25, 2020 at a per share exercise price of $0.01.

On May 29, 2019, the Company extended the termination date of the ZNWAK Warrant by one (1) year from the expiration date of February 25, 2020 to February 25, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On April 24, 2019, the Company’s most recent Unit Option Program began and it terminated on June 26, 2019, after the Company, on June 5, 2019, extended the termination date of the Unit Option Program.

The Unit Option Program consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $2.00. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants acquired under the Units purchased. For Plan participants who enrolled into the Unit Program with the purchase of at least one Unit and also enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, received an additional twenty-five (25) warrants at an exercise price of $2.00 during this Unit Option Program. The twenty-five (25) additional warrants were for enrolling into the AMI program. Existing subscribers to the AMI were entitled to the additional twenty-five (25) warrants once, if they purchased at least one (1) unit during the Unit program. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $2.00. The warrant is referred to as “ZNWAL.”

The warrants became exercisable on August 26, 2019 and continue to be exercisable through August 26, 2021 at a per share exercise price of $2.00.

For the three and nine months ended September 30, 2019, net proceeds of approximately $3,262,000 and $8,898,000, respectively, were raised under the DSPP program.

For the three and nine months ended September 30, 2018, net proceeds of approximately $6,655,000 and $12,608,000, respectively, were raised under the DSPP program.

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

During the three and nine months ended September 30, 2019, no subscriptions rights were issued, whereas during the three and nine months ended September 30, 2018, nil and 656,000 subscription rights were issued, respectively.

H. Warrant Table

The warrant transactions since January 1, 2019 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/18	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 9/30/19
ZNWAA	$2.00	01/31/2021	1,498,804	0	0	0	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	0	0	0	243,853
ZNWAE	$1.00	05/02/2021	2,144,510	0	(40)	0	2,144,470
ZNWAF	$1.00	08/14/2021	359,610	0	(25)	0	359,585
ZNWAG	$1.00	01/08/2021	240,578	0	0	0	240,578
ZNWAH	$5.00	04/19/2021	372,400	0	0	0	372,400
ZNWAI	$3.00	06/29/2021	640,735	0	(5)	0	640,730
ZNWAJ	$1.00	10/29/2021	546,050	0	(50)	0	546,000
ZNWAK	$0.01	02/25/2021	0	673,600	(214,100)	0	459,500
ZNWAL	$2.00	08/26/2021	0	517,925	0	0	517,925
Outstanding warrants			6,046,540	1,191,525	(214,220)	0	7,023,845

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2019	December 31, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,247	1,242
Capitalized salary costs	1,715	1,579
Capitalized interest costs	858	677
Legal and seismic costs, license fees and other preparation costs	4,871	3,216
Other costs	18	-
	*8,709	*6,714

*	The unproved oil and gas properties balance at September 30, 2019 and at December 31, 2018 contains approximately $884,000 and $2,946,000, respectively, in unpaid amounts.

During the three months ended September 30, 2019 and 2018, Impairment of unproved oil and gas properties comprised as follows:

	September 30, 2019	September 30, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	86	-

	86	-

During the nine months ended September 30, 2019 and 2018, Impairment of unproved oil and gas properties comprised as follows:

	September 30, 2019	September 30, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	244	-
Other costs	70	-
	314	-

Changes in Unproved oil and gas properties during the nine months ended September 30, 2019 and 2018 are as follows:

	September 30, 2019	September 30, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	5	10,538
Capitalized salary costs	136	490
Capitalized interest costs	181	244
Legal and seismic costs, license fees and other preparation costs	1,655	967
Other costs	18	149
	*1,995	*12,388

•	Inclusive of non-cash amounts of approximately $1,065,000 and $2,126,000 during the nine months ended September 30, 2019, and 2018, respectively.

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds

Rights Offering -10% Senior Convertible Notes due May 2, 2021

On October 21, 2015, the Company filed with the SEC a prospectus supplement for a rights offering. Under the rights offering, the Company distributed at no cost, 360,000 non-transferable subscription rights to subscribe for, on a per right basis, two 10% Convertible Senior Bonds par $100 due May 2, 2021 (the “Notes”), to shareholders of the Company’s Common Stock on October 15, 2015, the record date for the offering. Each whole subscription right entitled the participant to purchase two convertible bonds at a purchase price of $100 per bond. Effective October 21, 2015, the Company executed a Supplemental Indenture, as issuer, with the American Stock Transfer& Trust Company, LLC, a New York limited liability trust company (“AST”), as trustee for the Notes (the “Indenture”).

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

During the three and nine months ended September 30, 2019, the Company recorded approximately $7,000 and 20,000, respectively, in amortization expense related to the deferred financing costs, approximately $72,000 and $259,000, respectively, in debt discount amortization, and approximately $1,000 and $11,000, respectively, related to financing gains associated with notes converted to shares. During the three and nine months ended September 30, 2018, the Company recorded approximately $7,000 and $20,000, respectively, in amortization expense related to the deferred financing costs, approximately $59,000 and $220,000, respectively in debt discount amortization, and approximately $1,000 and $85,000, respectively, related to financing expenses associated with notes converted to shares.

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

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three and nine months ended September 30, 2019 approximately 16 and 138 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 704 and 6,072 shares, respectively, of its Common Stock and recorded approximately $1,000 and $11,000 in financial gains, respectively, during the same period.

Through the three and nine months ended September 30, 2018 approximately 56 and 900 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 3,000 and 40,000 shares, respectively, of its Common Stock and recorded approximately $1,000 and $85,000 in financial expenses, respectively, during the same periods.

	September 30, 2019	December 31, 2018
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(734)	$(993)
Bonds converted to shares	$(217)	$(203)
Offering cost, net	$(43)	$(63)
10% senior Convertible bonds – Long Term Liability	$2,476	$2,211

Capitalized interest for the three and nine months ended September 30, 2019 were $143,000 and $181,000 compared to $88,000 and $244,000 for the three and nine months ended September 30, 2018.

Interest expenses for the three and nine months ended September 30, 2019 were $0 and $49,000 compared to $0 and $0 for the three and nine months ended September 30, 2018.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of September 30, 2019, the Company’s liabilities that are measured at fair value are as follows:

	September 30, 2019		December 31, 2018
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	173	173	345	345

Zion Oil & Gas, Inc.

Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of derivative liability during 2019 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2018	345
Gain on derivative liability	(172)
Derivative liability fair value at September 30, 2019	173

The following table presents the assumptions that were used for the model as of September 30, 2019:

	September 30, 2019	December 31, 2018
Convertible Option Fair Value	$173,000	$345,000
Annual Risk-free Rate	1.75%	2.47%
Volatility	111.58%	115.35%
Expected Term (years)	1.59	2.34
Convertible Notes Face Value	$3,252,900	$3,266,700
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$0.25	$0.42

The Company recognized a gain on derivative liability of $90,000 for the three months ended September 30, 2019 and a gain on derivative liability of $172,000 for the nine months ended September 30, 2019. The Company recognized a gain on derivative liability of $3,448,000 for the three months ended September 30, 2018 and a gain on derivative liability of $882,000 for the nine months ended September 30, 2018. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancelable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of September 30, 2019:

	September 30, 2019	December 31, 2018
	US$ thousands	US$ thousands

Operating lease assets	$639	$-

Operating lease liabilities:
Current operating lease liabilities	$224	$-
Non-current operating lease liabilities	$469	$-
Total operating lease liabilities	$693	$-

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2019 are:

September 30, 2019
Weighted average remaining lease term (years)	3.5
Weighted average discount rate	6.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of September 30, 2019:

US$ thousands

October 1, 2019 through December 31, 2019	279
2020	228
2021	140
2022	140
2023	47
Thereafter	-
Total undiscounted future minimum lease payments	834
Less: portion representing imputed interest	(141)
Total undiscounted future minimum lease payments	693

Operating lease costs were $64,000 and $196,000 for the three and nine months ended September 30, 2019, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities were $69,000 and $208,000 for the three and nine months ended September 30, 2019, and this amount is included in operating activities in the statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $819,000 for the nine months ended September 30, 2019.

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

On October 29, 2018, Zion received a shareholder request to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and alleged breaches of fiduciary duty in connection with public statements made by the Company from March 12, 2018 to May 30, 2018.  The Company responded to this request.

On August 10, 2019, Zion received two (2) additional shareholder requests from the same law firm to inspect books and records pursuant to section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and alleged breaches of fiduciary duty in connection with public statements made by the Company from February 1, 2018 to present.  The Company's defense counsel has communicated with the requesting law firm and is in the process of furnishing responsive documents.

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

On July 18, 2019, the Energy Ministry issued a guidance document entitled “Instructions for Submitting Guarantees with respect to Oil Rights granted pursuant to the Petroleum Law” which states that onshore license applicants are required to deposit a base bank guarantee of $500,000. Furthermore, prior to drilling, an onshore license holder is required to deposit an additional bank guarantee in the amount as determined by the Petroleum Commissioner in accordance with the characteristics of the drilling and the drilling plan but no less than $250,000. The guarantee, as determined by the Commissioner, shall be deposited with the Commissioner Office for each well separately drilled. The Petroleum Commissioner has discretion to raise or lower those amounts or may also forfeit a Company’s existing guarantee and/or cancel a petroleum right under certain circumstances.

In addition, new and extended insurance policy guidelines were added. The Petroleum Commissioner may also view non-compliance with the new insurance provisions as breaching the work plan and the rights granted and act accordingly.

The Company believes that these new regulations are likely to result in an increase in the expenditures associated with obtaining new exploration rights and drilling new wells. The Company expects that an additional financial burden could occur as a result of requiring cash reserves that could otherwise be used for operational purposes. In addition, these new regulations are likely to continue to increase the time needed to obtain all of the necessary authorizations and approvals to drill and production test exploration wells.

D. Bank Guarantees

As of September 30, 2019, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,183,000) and others (approximately $87,000) with respect to its drilling operation in an aggregate amount of approximately $1,270,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted, and fixed long-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2019 through September 30, 2019, the USD has fluctuated by approximately 7.1% against the NIS (the USD has weakened relative to the NIS). By contrast, during the period January 1, 2018 through December 31, 2018, the USD fluctuated by approximately 8.1% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2019, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $4,642,000. The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2019 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i)	Approximately $1,658,000 was collected through the Company’s ongoing DSPP program during the period October 1 through 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	our ability to raise sufficient capital to successfully interpret and analyze 3-D seismic data and continue with exploratory efforts within our license area;

●	the going concern qualification in our financial statements;

●	our liquidity and our ability to raise capital to maintain operations and finance our overall exploration and development activities;

●	The outcome of the current SEC investigation and the resulting class action lawsuit and derivative litigation against us;

●	our ability to obtain new license areas to continue our petroleum exploration program;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry; and

●	the demand for oil and natural gas, both locally in Israel and globally.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $86,000 and $314,000 for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the Company did not record any post-impairment charges.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which may support further evaluation and potential further exploration efforts within our License area.

As a result of the information gained drilling the MJ#1 well, Zion believes it is prudent and consistent with good industry practice to try and answer some of the questions raised by the drilling with a focused 3D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. See discussion under Summary of Current and Former License Area.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $86,000 for the three months ended September 30, 2019 and $314,000 for the nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company did not record any post-impairment charges.

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

Zion commenced the data acquisition portion on the 3-D survey area consisting of 72 square kilometers focused on the eastern portion of the Megiddo-Jezreel license. Acoustic Geophysical Services (“AGS”), our geophysical contractor, completed mobilization in late August in which the seismic equipment was moved on location and testing completed. In mid-September 2019 all parameter selections were approved. Following parameter selection, AGS began its seismic production activities on September 25, 2019. Approximately 50% of the survey was completed by September 30, 2019. The remaining 50% of the survey was completed in mid-October.

Zion has engaged Agile Seismic Processing Services (“ASPS”), with offices located in Houston, Texas and Belgrade, Serbia, to handle the seismic data processing and interpretation services. The geophysical dataset, which was delivered to ASPS in late October 2019, will be processed using enhanced technologies.

Zion received a multi-year license extension through December 2, 2020.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of September 30, 2019.

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

On November 20, 2017, Israel’s Petroleum Commissioner officially approved Zion’s multi-year extension request on its Megiddo-Jezreel License No. 401, extending its validity to December 2, 2019, and on February 28, 2019, a further extension to December 2, 2020 was granted. The Megiddo-Jezreel License is therefore scheduled to terminate on December 2, 2020. In addition, on July 1, 2019, the Company’s surface use agreement was extended through December 3, 2020 by the Israel Land Authority.

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

On February 24, 2019 Zion submitted a request to the Commissioner to extend the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On February 28, 2019 the Commissioner approved the extension of the Megiddo-Jezreel License No. 401 up to December 2, 2020.

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary for Zion to conduct a 3D survey in an area of approximately 72 square kilometers. This required, among others, extensive permitting activities with relevant local landowners, the ILA, certain authorities and others, and the seismic survey area may not conclude prior to the beginning of the rainy season in Israel. This in turn would result in additional delay, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

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

For the three and nine months ended September 30, 2019, approximately $3,262,000 and $8,898,000 were raised under the DSPP program.

The Warrants transactions since January 1, 2019 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/18	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 9/30/19
ZNWAA	$2.00	01/31/2021	1,498,804	0	0	0	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	0	0	0	243,853
ZNWAE	$1.00	05/02/2021	2,144,510	0	(40)	0	2,144,470
ZNWAF	$1.00	08/14/2021	359,610	0	(25)	0	359,585
ZNWAG	$1.00	01/08/2021	240,578	0	0	0	240,578
ZNWAH	$5.00	04/19/2021	372,400	0	0	0	372,400
ZNWAI	$3.00	06/29/2021	640,735	0	(5)	0	640,730
ZNWAJ	$1.00	10/29/2021	546,050	0	(50)	0	546,000
ZNWAK	$0.01	02/25/2021	0	673,600	(214,100)	0	459,500
ZNWAL	$2.00	08/26/2021	0	517,925	0	0	517,925
Outstanding warrants			6,046,540	1,191,525	(214,220)	0	7,023,845

According to the warrant table, the Company could potentially raise up to approximately $11,357,000 if all outstanding warrants were exercised by its holders.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the three and nine months ended September 30, 2019, the Company recorded post-impairment charges of approximately $86,000 and $314,000, respectively. During the three and nine months ended September 30, 2018, the Company did not record any post-impairment charges.

The Company did not record any non-cash impairment during the three and nine months ended September 30, 2018.

The total net book value of our unproved oil and gas properties under the full cost method was $8,709,000 at September 30, 2019.

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

RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,098	2,044	3,020	5,339
Impairment of unproved oil and gas properties	86	-	314	-
Other	497	549	1,606	1,782
Subtotal Operating costs and expenses	1,681	2,593	4,940	7,121

(Gain) on derivative liability	(90)	(3,448)	(172)	(882)

Other expense (income), net	28	74	334	472

Net loss, (gain)	1,619	(781)	5,102	6,711

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2019 were $1,681,000 and $4,940,000, respectively, compared to $2,593,000 and $7,121,000 for the three and nine months ended September 30, 2018. The decrease in operating costs and expenses during each of the three and nine months ended September 30, 2019 compared to the corresponding periods in 2018 is primarily attributable to a decrease in general and administrative expenses and other expenses, and slightly offset by recognition of an impairment charge during the three and nine months ended September 30, 2019.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2019 were $1,098,000 and $3,020,000, respectively, compared to $2,044,000 and $5,339,000 for the three and nine months ended September 30, 2018. The decrease in general and administrative expenses during each of the three and nine months ended September 30, 2019 compared to the corresponding periods in 2018 is primarily attributable to lower non-cash expenses recognized and recorded in connection with stock option grants during 2019 compared to the corresponding periods in 2018.

Other expenses. Other expenses during the three and nine months ended September 30, 2019 were $497,000 and $1,606,000, respectively, compared to $549,000 and $1,782,000 for the three and nine months ended September 30, 2018. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the three and nine months ended September 30, 2019 compared to the corresponding periods in 2018 is primarily attributable to decreased marketing expenses associated with investor relations activities.

(Gain) on derivative liability. (Gain) on derivative liability during the three and nine months ended September 30, 2019 were ($90,000) and ($172,000), compared to ($3,448,000) and ($882,000) for the three and nine months ended September 30, 2018. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The (gain) on derivative liability during the three and nine months ended September 30, 2019 compared to the (gain) on derivative liability during the three and nine months ended September 30, 2018 is primarily due to the change in the share price of our common stock that occurred during the three and nine months ended September 30, 2019.

Other expense, net. Other expense, net for the three and nine months ended September 30, 2019 were $28,000 and $334,000, compared to $74,000 and $472,000 for the three and nine months ended September 30, 2018. The decrease in other expense, net during the three and nine months ended September 30, 2019 compared to the corresponding period in 2018 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss, (gain). Net loss, (gain) for the three and nine months ended September 30, 2019 were $1,619,000 and $5,102,000 compared to ($781,000) and $6,711,000 for the three and nine months ended September 30, 2018. The increase in the net loss for the three months ended September 30, 2019 is primarily attributable to the approximately $3.5 million gain recognized on derivative liability during the three months ended September 30, 2018 compared to a net gain of $90,000 on the derivative liability for the three months ended September 30, 2019.

The decrease in the net loss for the nine months ended September 30, 2019 is primarily attributable to a decrease in operating costs and expenses during 2019 compared to the corresponding period in 2018.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the nine months ended September 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

As of September 30, 2019, we had approximately $3,380,000 in cash and cash equivalents compared to $2,791,000 at December 31, 2018, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $2,987,000 at September 30, 2019 and $537,000 at December 31, 2018. The derivative liability at September 30, 2019 was $173,000 and $345,000 at December 31, 2018, and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $3,160,000 at September 30, 2019 and $882,000 at December 31, 2018.

As of September 30, 2019, we provided bank guarantees to various governmental bodies (approximately $1,183,000) and others (approximately $87,000) in respect of our drilling operation and seismic program in the aggregate amount of approximately $1,270,000. The (cash) funds backing these guarantees and additional amounts added to support currency fluctuations as required by the bank are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

During the nine months ended September 30, 2019, cash used in operating activities totaled $4,429,000. Cash provided by financing activities during the nine months ended September 30, 2019 was $8,890,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities, primarily related to the 3-D seismic shoot in the MJL, and other assets was $3,944,000 for the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, cash used in operating activities totaled $4,174,000. Cash provided by financing activities during the nine months ended September 30, 2018 was $15,659,000 and is primarily attributable to proceeds received from the DSPP and Subscription Rights Offering. Net cash used in investing activities, primarily for oil and gas exploration and testing on the MJL #1 well, and other assets was $13,908,000 for the nine months ended September 30, 2018.

We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $8,900,000 during the nine months ended September 30, 2019, we will need to raise additional funds in order to interpret and analyze new 3-D seismic data in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. Zion expects that during a period of active seismic data acquisition the expenditures to be approximately $1,500,000 to $2,500,000. The above estimates are subject to change. Management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through March 2020. In addition, reference is also made to the legal proceedings referred to in Item 1 of this report relating to lawsuits filed against us following the disclosure of the SEC investigation. While we paid an advanced deposit in the amount of $500,000, any unforeseen or unexpected outlays in this regard may adversely affect our available funds or additional amounts that we may need to raise.

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

Reference is made to the discussion above under Capital Resources Highlights for information relating to working capital that we raised through September 30, 2019. Additionally, reference is made to Footnote 9 (Subsequent Events) with respect to an additional estimated amount of $1,658,000 raised during October 2019.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2019 through September 30, 2019, the USD has fluctuated by approximately 7.1% against the NIS (the USD has weakened relative to the NIS). By contrast, during the period January 1, 2018 through December 31, 2018, the USD fluctuated by approximately 8.1% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2019, we had cash, cash equivalents and short-term bank deposits, inclusive of restricted cash, of approximately $4,642,000. The weighted average annual interest rate related to our cash and cash equivalents for the nine months ended September 30, 2019 was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2019, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On October 29, 2018, Zion received a shareholder request to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and alleged breaches of fiduciary duty in connection with public statements made by the Company from March 12, 2018 to May 30, 2018. The Company responded to this request.

On August 10, 2019, Zion received two (2) additional shareholder requests from the same law firm to inspect books and records pursuant to section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and alleged breaches of fiduciary duty in connection with public statements made by the Company from February 1, 2018 to present.  The Company's defense counsel has communicated with the requesting law firm and is in the process of furnishing responsive documents.

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

During the quarter ended September 30, 2019, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John M. Brown	By:	/s/ Michael B. Croswell Jr.
	John M. Brown		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 5, 2019	Date:	November 5, 2019