Form 10-K
period 2019-12-31
ZION OIL & GAS INC
filed 2020-03-27
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33228

ZION OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12655 N Central Expressway, Suite 1000, Dallas, TX	75243
(Address of Principal Executive Offices)	(Zip Code)

(214) 221-4610
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Common Stock, par value $0.01 per share	Nasdaq Capital Market
(Title of Class)	(Name of each exchange on which registered)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was approximately $25.9 million. This amount is based on the closing price of registrant’s common stock on the Nasdaq Capital Market on that date.

The registrant had 161,216,944 shares of common stock, par value $0.01, outstanding as of March 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2020 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2019 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	The going concern qualification in our financial statements;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to meet the requisite listing requirements by Nasdaq to regain compliance and remain listed on the Nasdaq Capital Market;

●	the outcome of the current SEC investigation and the resulting class action lawsuit against us;

●	our ability to obtain new license areas to continue our petroleum exploration program;

●	interruptions and other adverse impacts of the coronavirus pandemic on the planned testing of our MJ#1 well and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	The impact of falling oil and gas prices on our exploration efforts

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

iii

PART I

ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 20 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the Nasdaq Capital Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log), and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018. The Megiddo-Jezreel License is scheduled to expire on December 2, 2020.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019. During the year ended December 31, 2018, the Company did not record any post-impairment charges.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which may support further evaluation and potential further exploration efforts within our License area.

As a result of the information gained drilling the MJ#1 well, Zion believes it is prudent and consistent with good industry practice to try and answer some of the questions raised by the drilling with a focused 3D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. See the discussion under Summary of Current and Former Company License Areas.

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

Company Background

In 1983, during a visit to Israel, John M. Brown (our CEO, Founder and Chairman of the Board of Directors) became inspired and dedicated to finding oil and gas in Israel. During the next 17 years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000, in order to receive the award of a small onshore petroleum license from the Israeli government.

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

The Megiddo-Jezreel License is scheduled to terminate on December 2, 2020, unless we drill a well on our license that we can demonstrate is capable of producing hydrocarbons in commercial quantities.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of December 31, 2019.

Summary of Current and Former Company License Areas

Megiddo-Jezreel Petroleum License

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In November 2016, the State of Israel’s Petroleum Commission officially approved Zion’s drilling date and license extension request to December 2, 2017.

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

.

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

Exploration Plans Going Forward

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres, which is scheduled to terminate on December 2, 2020.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019. During the year ended December 31, 2018, the Company did not record any post-impairment charges.

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

Zion completed all of the land compensation for the 3-D survey in November 2019. All land parcels and the kibbutz approved the completion of the geophysical survey. Subsequently, the Contractor demobilized the equipment from Israel to Europe. All field data from acquisition was delivered to Dallas, Texas and the Ministry of Energy in Israel. Additionally, the final acquisition reports from the Contractor and Zion were delivered to the Ministry of Energy in December per the Ministry guidelines enacted in July 2019.

Zion and Agile Seismic Processing Services (“ASPS”) are continuing to process and interpret the data set with state-of-the-art technologies allowing for comprehensive imaging at depth. Zion’s previous 2-D data sets have been added into the 3-D volume allowing for further verification. The estimated completion timeframe for the final data set is projected to be in April 2020. Our questions from the MJ#1 well are being correlated with the 3-D data set to provide potential solutions on a go forward basis.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and excess inventory for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the Purchase Price. The Closing anticipated by the Agreement also took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through July 10, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. Should we determine in our sole opinion that the drilling rig is not in satisfactory operating condition, then upon notice to the Seller, we and the Seller shall jointly determine if the operating deficiencies identified by us existed prior to the closing of the transaction. If it is determined that these deficiencies existed prior to the closing, then the Seller will undertake to cure the deficiencies within a reasonable time period. If the Seller is unable or unwilling to cure the deficiencies within the time period agrees to between the parties, we may solicit third party bids to repair the deficiencies and the cost thereof shall be paid out of the Holdback Amount.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2018 and 2019:

	2019	2018
	US$ (000)	US$ (000)
Megiddo-Jezreel Valley License
Geological & Geophysical Operations	3,119	611
Equipment purchases	87	655
Location construction	25	100
Plug & Abandonment Operations	78	--
Exploratory Drilling Operations	1,005	14,581

Asher-Menashe License (expired on June 9, 2014) Plug & Abandonment Operations	56	--

Total	4,370	15,947

Employees & Contractors

As of December 31, 2019, we had 25 employees and contractors of whom all but five are on a full-time basis. Included in this number are certain contractors who provide services to Zion on an ongoing basis. Of the 25 total headcount, 16 work out of our Dallas office and 9 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

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

If any exploratory well that we drill is commercially productive, we would install the appropriate production equipment which includes, among other items, oil and gas separation facilities and storage tanks. Under the terms of the Petroleum Law, we may be required by the Minister of Energy and Water Resources to offer first refusal for any oil and gas discovered to Israeli domestic purchasers at market prices.

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

License. The “license” is a petroleum exploration right, bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years, and it may be extended for up to an additional four years (in one year increments). In the event of a discovery, the license may be extended for an additional two years. A license area may not exceed 400,000 dunams (approximately 98,842 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

Production lease. Upon discovery of petroleum in commercial quantities, a licensee has a statutory “right” to receive a production “lease.” The initial lease term is 30 years, extendable for an additional 20 years (up to a maximum period of 50 years). A lease confers upon the lessee the exclusive right to explore for and produce petroleum in the lease area and requires the lessee to produce petroleum in commercial quantities (and pursue test and development drilling). The lessee is entitled to transport and market the petroleum produced, subject, however, to the right of the government to require the lessee to supply local needs first, at market price.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2019 and 2018, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 23%, effective January 1, 2018.

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

On April 8, 2019 the Energy Ministry issued new procedural guidelines regarding a uniform reporting manner by which the rights holder in a license must submit a quarterly report regarding a summary of license history, the nature, scope, location and results of the exploration work, specification of the amounts expended for the exploration work, and the results and interpretation of the exploration work and basic data on which these results and interpretation are based. The guidelines are binding as from the date of submission of the report for the third quarter 2019.

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

Subsidiaries

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning the rig and related equipment, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $6,693,000 for the year ended December 31, 2019, and $38,511,000 for the year ended December 31, 2018. The audited financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

We may not be able to maintain the listing of our common stock on the Nasdaq Capital Market, which could adversely affect our liquidity and the trading volume and market price of our common stock, and decrease your investment.

Our common stock is currently traded on the Nasdaq Capital Market. Under Nasdaq’s listing maintenance standards, on January 8, 2019, we received a letter from Nasdaq indicating that we did not satisfy the requirement for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(a), to maintain a minimum bid price of $1 per share. The Company was given 180 calendar days, or until July 8, 2019, to regain compliance. The Company’s securities began trading on the Nasdaq Capital Market on July 11, 2019. The Nasdaq staff granted the Company an additional 180 calendar days, or until January 6, 2020, to regain compliance. Another letter was received from Nasdaq on January 7, 2020, to the effect that the Company had not regained compliance with Listing Rule 5550(a)(2), and was now subject to delisting from the Nasdaq Capital Market. Furthermore, Listing Rule 5560(a) requires that the security underlying a company’s listed warrants remain listed on Nasdaq. Accordingly, the company’s warrants were also subject to delisting. On January 13, 2020, the Company appealed the January 7, 2020 delisting notice, and a hearing before a Nasdaq hearing panel was set for February 20, 2020. The Company’s management met with the Nasdaq panel on February 20, 2020. Following the hearing, by letter dated March 13, 2020, the Nasdaq Hearing Panel granted our request for continued listing on the Nasdaq Capital Market, subject to our demonstrating compliance with the minimum $1.00 per bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), on or before June 26, 2020.  In order to regain compliance, we must evidence a closing bid price of at least $1.00 per share for a minimum of ten, through generally not more than 20, consecutive business days.

No assurance be provided that we will be able to maintain continued listing on Nasdaq. Delisting from the Nasdaq Stock Market may have an adverse effect on our ability to raise the capital needed to continue our oil and gas exploration efforts and maintain operations.

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

The recent outbreak of Covid-19 or the coronavirus may interrupt or delay our exploration activities in the MJL and could affect our capital raising efforts on which we rely to continue our exploration program and maintain our operations, thereby adversely affecting our business.

As disclosed, we have purchased a drilling rig, drill pipe, related equipment and excess inventory to further explore for hydrocarbons in our MJL. We plan to have the rig imported into Israel from Romania where the rig is currently stored. We intend to commence the shipping after the visas and other approvals for the operating crew have been obtained.

We cannot predict the impact, if any, that the recent outbreak of the coronavirus will have on the timing of the importation of the rig, the setup of the rig at the well site and the testing. In an effort to combat the coronavirus, the Israeli authorities have mandated severe restrictions on the day to day operations of business, including the required 14 day quarantine of any persons entering Israel as well as rules relating to the conduct of business. At the present time, we cannot predict the impact, if any, of these regulations on our planned testing time schedule.

In addition, the coronavirus is adversely affecting the global economy and resulting in, amongst other things, significant unemployment and business shutdown, leading to potentially a protracted business recession. Any such development may adversely affect our capital raising efforts, on which we rely to continue our exploration program and maintain operations.

The extent to which the coronavirus impacts our operations, specifically our capital raising efforts, as well as our ability to continue our exploratory efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

A number of shareholder lawsuits, both class action and derivative, have been filed against us and certain of our current and former officers and directors, as detailed more fully in Item 3, Legal Proceedings. The class action complaint asserts claims for alleged violations of the federal securities laws and seeks unspecified money damages and other relief on behalf of a putative class of persons who purchased or otherwise acquired our common stock. On November 26, 2019, the judge in the consolidated derivative lawsuit in federal district court in Delaware granted our Motion to Dismiss the derivative lawsuit, and that dismissal became final on December 26, 2019. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations, or cash flows.

Our sole exploratory license is scheduled to expire in December 2020. We have not applied for any other license area and no assurance can be granted that we will be awarded another exploratory license.

We currently hold one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site.

We have not applied for any other license area and no assurance can be provided that a license will be granted to us if we apply.

Our ongoing exploration and development efforts are subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations may severely impair our business.

After reaching total depth of 5,060 meters (approximately 16,600 feet) on the MJ#1 well on February 14, 2018, Zion finalized its testing program on November 30, 2018. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of unanswered questions and with the information gained drilling the MJ#1 well, Zion believed it to be prudent and consistent with good industry practice to try and answer some of these questions with a focused 3D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. After receiving government approval, the Company finished the field acquisition of seismic data by mid-October 2019. Once data acquisition was completed, the Company retained a seismic processing company in Houston, Texas to process that data. That processing is continuing to date. Interpretation is the final step and will involve integration with, and modification of, previous work by Zion technical staff to identify a potential site for another well which will require timely government approvals which we have no assurance we will receive. Satisfaction of the foregoing activities involves contingencies outside our control.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

We require significant capital to realize our business plan.

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities in our current license area through December 2020. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $500,000 per month. However, when we are drilling, or testing, we estimate that there is an additional cost of approximately $1,500,000 - $2,500,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2018-2019 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

If we cannot obtain any necessary petroleum exploration licenses, then our business may be severely impaired.

While we continue to evaluate the hydrocarbon potential in the MJ#1 well license area, the license is scheduled to terminate December 2, 2020.

Our ability to obtain desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2011-2012 are likely to render obtaining any necessary exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to obtain new or additional exploration rights. If we are unable for whatever reason to obtain the license applications that we deem necessary or desirable, our business may be severely impaired.

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

Prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

●	capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for us to obtain financing for potential development projects;

●	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;

●	security concerns leading to evacuation of our personnel;

●	damage to or destruction of our wells, production facilities, receiving terminals or other operating assets;

●	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in Israel, resulting in delays; and

●	the lack of availability of experienced crew, oilfield equipment or services if third party providers decide to exit the region.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

We have a history of losses and we cannot assure you that we will ever be profitable.

We incurred net losses of $6,693,000 for the year ended December 31, 2019, and $38,511,000 for the year ended December 31, 2018. We cannot provide any assurance that we will ever be profitable.

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

Prices for oil and natural gas fluctuate widely. Fluctuations in the prices of oil and natural gas will affect many aspects of our business, including our ability to attract capital to finance our operations, our cost of capital, and the value of any unproved oil and natural gas properties. Prices for oil and natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a wide variety of additional factors that are beyond our control, such as the domestic and foreign supply of oil and natural gas, technological advances affecting energy consumption, and domestic and foreign governmental regulations.  Significant and extended reductions in oil and natural gas prices could require us to reduce our capital expenditures and impair the carrying value of our assets.

While there is much analysis and speculation as to the cause of this fluctuation in the price and its predicted future course, there are many factors that contribute to the price of oil, none of which the Company controls. The oil price is also impacted by actual supply and demand, as well as by expectation. Demand for energy is closely related to economic activity which is compounded by key advances and innovation in exploration techniques in recent years. Significant geopolitical events such as heightened conflict in the Middle East and large-scale terrorist activities can also impact the price of oil tremendously.

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

Because a certain portion of our expenses is incurred in currencies other than the U.S. dollar, our results of operations may be adversely impacted by currency fluctuations and inflation.

Although our reporting and functional currency is the U.S. dollar, we pay a substantial portion of our expenses in New Israeli Shekel (NIS). As a result, we are exposed to the currency fluctuation risks. For example, if the U.S. dollar weakens against the NIS, our reported financial results in U.S. dollars may be lower than anticipated. We may, in the future, decide to enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rates of the currencies mentioned above in relation to the U.S. dollar. These measures, however, may not adequately protect us from material adverse effects.

The insurance we carry may be insufficient to cover all of the risks we face, which could result in significant financial exposure.

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

The unavailability or high cost of equipment, supplies, other oil field services and personnel could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of equipment, supplies and oilfield services. There may also be a shortage of trained and experienced personnel. During these periods, the costs of such items are substantially greater and their availability may be limited, particularly in locations that typically have limited availability of equipment and personnel, such as the Eastern Mediterranean, where our operations are located. As a result, equipment, supplies and oilfield services may not be available at rates that provide a satisfactory return on our investment.

Risks Related to our Common Stock

We will issue additional common stock in the future, which would dilute the ownership interests of our existing stockholders.

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 200,000,000 shares of common stock. As of March 25, 2020, there were 161,216,944 shares of our common stock issued and outstanding.

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated quarterly variations in our operating results,

●	developments in the SEC investigation and class action lawsuit,

●	changes in expectations as to our future financial performance or changes in financial estimates, if any,

●	announcements relating to our business or the business of our competitors,

●	conditions generally affecting the oil and natural gas industry,

●	the success of our operating strategy, and

●	the operating and stock performance of other comparable companies, and

●	The continued listing of our stock on a recognized stock exchange

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

The table below summarizes certain data for our license area for the year ended December 31, 2019:

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

Surface Rights

The surface rights to the drill site in the Megiddo-Jezreel License area are held under a long-term lease by Kibbutz Sde Eliyahu. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Sde Eliyahu and the Israel Lands Authority for the use of the surface rights.

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma’anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry in 2020 even though the Joseph License has expired.

The surface rights to the former drill site in the former Asher-Menashe License area are held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ein Carmel and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of the only well within the Asher-Menashe License area and also completed the abandonment of the well in accordance with guidance from the Environmental Ministry in 2019.

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

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent was paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent was paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent was to be paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent is to be paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent is to be paid monthly in the base amount of $10,967.50 per month.

(ii) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term was five years from February 1, 2014 to January 31, 2019. Rent was to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $11,000) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $11,350) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $21,700) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2019 and 2018 were $348,000 and $309,000 respectively.

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

Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss. On April 29, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on May 29, 2019 Defendants filed a Reply to Plaintiffs’ Response. On March 4, 2020, the Court granted Defendants’ Motion and dismissed all claims granting Plaintiffs leave to amend.  Lead Plaintiffs must file an amended complaint by April 1, 2020.

By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs. On April 18, 2019, a Motion to Dismiss Plaintiffs’ Complaint was filed on behalf of all defendants pleading numerous grounds in support of their Motion to Dismiss. On June 3, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on July 3, 2019 Defendants filed a Reply to Plaintiffs’ Response. On November 26, 2019, Richard G. Andrews, United States District Judge for the District of Delaware, signed an Order dismissing the consolidated derivative suit filed against certain current and former directors of Zion as well as Zion as a nominal defendant. The Plaintiffs’ deadline to appeal the Order was on December 26, 2019, and Plaintiffs did not appeal. Judge Andrews issued an eighteen-page Memorandum Opinion holding that Plaintiffs had not sufficiently pleaded the futility of making demand on Zion’s Board of Directors prior to filing suit, noting “I do not find that the Plaintiffs have pleaded with particularity any facts that suggest the Director Defendants acted in bad faith or otherwise consciously disregarded their oversight responsibilities in regard to Zion’s prospects for discovery and extraction of oil.”

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

On August 10, 2019, Zion received two (2) additional shareholder requests from the same law firm to inspect books and records pursuant to section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and alleged breaches of fiduciary duty in connection with public statements made by the Company from February 1, 2018 to present. Following discussion with counsel to the shareholder, the Company’s counsel produced materials responsive to the shareholders’ requests in January 2020.

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws.  The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Company’s board is reviewing the matter.

The Company disputes the above claims and made an advance deposit of $500,000 in 2018 to defense counsel for the cost of defending the litigation. As of December 31, 2019, the Company does not have any balance remaining on the advance deposit. The Company carries insurance that is applicable to these claims. Because of the uncertainties of litigation, it is not feasible to predict or determine the outcome of these matters, to guarantee that there will be no liability, or to reasonably estimate any loss in excess of its coverage. However, the Company intends to pursue a vigorous defense to the claims.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We completed the initial public offering of our common stock in January 2007. From January 3, 2007 through September 1, 2009, shares of our common stock were traded on the NYSE Amex under the symbol “ZN.” Since September 2, 2009, and through July 10, 2019, our common stock was trading on the Nasdaq Global Market, also under the symbol “ZN.” Since July 11, 2019, our common stock has been trading on the Nasdaq Capital Market, also under the symbol “ZN”.

Holders

As of December 31, 2019, there were approximately 16,000 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Not applicable.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 20 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the Nasdaq Capital Market under the symbol “ZN” and our Common Stock warrant under the symbol “ZNWAA.”

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019. During the year ended December 31, 2018, the Company did not record any post-impairment charges.

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

Zion has completed all of the land compensation for the 3-D survey in November 2019. All land parcels and the kibbutz approved the completion of the geophysical survey. Subsequently, the Contractor demobilized the equipment from Israel to Europe. All field data from acquisition was delivered to Dallas, Texas and the Ministry of Energy in Israel. Additionally, the final acquisition reports from the Contractor and Zion were delivered to the Ministry of Energy in December per the guidelines enacted in July 2019.

Zion and Agile Seismic Processing Services (“ASPS”) are continuing to process the data set with state-of-the-art technologies allowing for comprehensive imaging at depth. Zion’s previous 2-D data sets have been added into the 3-D volume allowing for further verification. The estimated processing completion timeframe for the final data set is projected to be in April 2020. Our questions from the MJ#1 well are being correlated with the 3-D data set to provide potential solutions on a go forward basis.

In March 2020, we purchased an onshore oil and gas drilling rig, drill pipe, related equipment and excess inventory for a purchase price of $5.6 million, of which $1 million is in escrow pending testing by us of the rig. We plan to have the rig imported into Israel and set up at the MJ#1 well site during the second quarter 2020. However, the expected time frame is subject to Israeli regulations intended to combat the coronavirus outbreak.

Zion received a multi-year license extension through December 2, 2020. Zion made its annual license fee payment on November 30, 2019, thereby confirming the Company’s commitment to further exploration in the license area.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019. During the year ended December 31, 2018, the Company did not record any post-impairment charges (see note 4).

Following the impairment charge noted above, the total net book value of our unproved oil and gas properties under the full cost method is $10,637,000 at December 31, 2019.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2019	2018
Operating costs and expenses:

General and administrative expenses	4,152	6,360

Other	2,056	2,214

Impairment of unproved oil and gas properties	314	30,906

Subtotal Operating costs and expenses	6,522	39,480

(Gain) on derivative liability	(216)	(1,521)

Other expense, net	387	552

Net loss	6,693	38,511

FOR THE YEAR ENDED DECEMBER 31, 2019 COMPARED TO DECEMBER 31, 2018

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2019 were $6,522,000 compared to $39,480,000 for the year ended December 31, 2018. The decrease in operating costs and expenses during the year ended December 31, 2019 is primarily attributable to the recognition of an impairment charge of $30,906,000 during the fourth quarter of 2018.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2019 were $4,152,000 compared to $6,360,000 for the year ended December 31, 2018. The decrease in General and administrative expenses during the year ended December 31, 2019 is primarily attributable to lower legal expenses stemming from the SEC investigation and related derivative lawsuits and to lower non-cash expenses recognized and recorded in connection with stock option grants during 2019 compared to the corresponding period in 2018.

Other expenses. Other expenses during the year ended December 31, 2019 were $2,056,000 compared to $2,214,000 for the year ended December 31, 2018. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the year ended December 31, 2019 compared to the corresponding period in 2018 is primarily attributable to lower marketing expenses associated with investor relations activities.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the year ended December 31, 2019 was $314,000 compared to $30,906,000 for the year ended December 31, 2018. The decrease in impairment of unproved oil and gas properties expenses in 2019 compared to 2018 is attributable to the impairment charge of $30,906,000 recorded during the year ended December 31, 2018 related to the MJ1 well.

Gain on derivative liability. Gain on derivative liability during the year ended December 31, 2019 was $216,000 compared to $1,521,000 for the year ended December 31, 2018. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The decrease in the gain on derivative liability during the year ended December 31, 2019 compared to the gain on derivative liability during the year ended December 31, 2018 is primarily due to the decrease in the share price of our common stock that occurred during the year ended December 31, 2019.

Other expense, net. Other expense, net for the year ended December 31, 2019 was $387,000 compared to $552,000 for the year ended December 31, 2018. The decrease in Other expense, net during the year ended December 31, 2019 compared to 2018 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the year ended December 31, 2019 was $6,693,000 compared to $38,511,000 for the year ended December 31, 2018. The primary driver of the lower net loss in 2019 was the recognition of the $30,906,000 impairment on the MJ#1 well in 2018.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the year ended December 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At December 31, 2019, we had approximately $4,845,000 in cash and cash equivalents compared to $2,791,000 at December 31, 2018.  Our working capital (current assets minus current liabilities) was $5,012,000 at December 31, 2019 and $537,000 at December 31, 2018. The derivative liability at December 31, 2019 was $129,000, and this non-cash liability negatively impacts the working capital figure. Our working capital balances, exclusive of the non-cash derivative liability amounts, were $5,141,000 at December 31, 2019 and $882,000 at December 31, 2018.

As of December 31, 2019, we provided bank guarantees to various governmental bodies (approximately $1,011,000) and others (approximately $87,000) in respect of our drilling operation in the aggregate amount of approximately $1,098,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted, and fixed long-term bank deposits restricted.

During the year ended December 31, 2019, cash used in operating activities totalled $5,809,000. Cash provided by financing activities during the year ended December 31, 2019 was $14,228,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, and other assets was $6,609,000 for the year ended December 31, 2019.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $5,000,000 during the period January 1, 2020 through March 3, 2020, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. Zion expects that during a period of active seismic data acquisition the expenditures to be approximately $1,500,000 to $2,500,000. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through December 2020. In addition, reference is also made to the legal proceedings referred to in Item 3 of this report relating to lawsuits filed against us following the disclosure of the SEC investigation. While we paid an advance deposit in the amount of $500,000, any unforeseen or unexpected outlays in this regard may adversely affect our available funds or additional amounts that we may need to raise.

The recent outbreak of the coronavirus has to date significantly disrupted business operations and resulted in significantly increased unemployment. The extent to which the coronavirus impacts our operations, specifically our capital raising efforts, as well as our ability to continue our exploratory efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The financial information contained in these financial statements have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The warrants first became exercisable on May 2, 2016 and, in the case of ZNWAC on May 2, 2017 and in the case of ZNWAD on May 2, 2018, at a per share exercise price of $1.00.

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

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

The company raised approximately $8,017,000 from the period January 1, 2020 through March 17, 2020, under the DSPP program. This amount excludes cash received in early January which was shown as a receivable at December 31, 2019.

For the years ended December 31, 2019, and 2018, approximately $14,232,000, and $13,781,000 was raised under the DSPP program, respectively.

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

On May 29, 2019, the Company executed an Amendment to certain Warrant Agent Agreements (the “Agreements”) between the Company and American Stock Transfer & Trust Company, (“AST”).  The Company has implemented Agreements with AST as the Company’s Warrant Agent (the “Warrant Agent”), under a Warrant Agent Agreement dated August 1, 2014 for the Warrant ZNWAA, under a Warrant Agent Agreement dated February 2, 2015 for the Warrant ZNWAD, under a Warrant Agent Agreement dated November 1, 2016 for the Warrant ZNWAE, under a Warrant Agent Agreement dated May 22, 2017 for the Warrant ZNWAF, under a Warrant Agent Agreement dated February 1, 2018 for the Warrant ZNWAH, under a Warrant Agent Agreement dated April 2, 2018 for the Warrant ZNWAI, under a Warrant Agent Agreement dated August 21, 2018 for the Warrant ZNWAJ and under the Warrant Agent Agreement dated December 7, 2018 for the warrant ZNWAK.

The Warrant ZNWAA has an expiration date of January 31, 2020, Warrant ZNWAD has an has an expiration date of May 2, 2020, Warrant ZNWAE has an expiration date of May 1, 2020, Warrant ZNWAF has an expiration date of August 14, 2020, Warrant ZNWAH has an expiration date of April 19, 2020, Warrant ZNWAI has an expiration date of June 29, 2020, Warrant ZNWAJ has an expiration date of October 29, 2020 and the Warrant ZNWAK has an expiration date of February 25, 2020.

Pursuant to Section 3.2 of the Warrant Agent Agreements, the Company in its sole discretion extended the duration of the above Warrants by delaying the Expiration Dates and such extension shall be identical in duration among all of the Warrants. The Company extended the duration of the Warrant ZNWAA by one (1) year from the expiration date of January 31, 2020 to January 31, 2021. The Company extended the duration of the Warrant ZNWAD by one (1) year from the expiration date of May 2, 2020 to May 2, 2021. The Company extended the duration of the Warrant ZNWAE by one (1) year from the expiration date of May 1, 2020 to May 1, 2021. The Company extended the duration of the Warrant ZNWAF by one (1) year from the expiration date of August 14, 2020 to August 14, 2021.The Company extended the duration of the Warrant ZNWAH by one (1) year from the expiration date of April 19, 2020 to April 19, 2021. The Company extended the duration of the Warrant ZNWAI by one (1) year from the expiration date of June 29, 2020 to June 29, 2021. The Company extended the duration of the Warrant ZNWAJ by one (1) year from the expiration date of October 29, 2020 to October 29, 2021. The Company extended the duration of the Warrant ZNWAK by one (1) year from the expiration date of February 25, 2020 to February 25, 2021

The Warrants transactions since January 1, 2018 are shown in the table below:

Change during 2018 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2017	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2018
ZNWAA	$2.00	01/31/2021	1,524,617	-	(25,813)	-	1,498,804
ZNWAC	$1.00	05/02/2018	275,152	-	(196,913)	(78,239)	-
ZNWAD	$1.00	05/02/2021	294,334	-	(50,481)	-	243,853
ZNWAE	$1.00	05/02/2021	3,028,119	10,493	(894,102)	-	2,144,510
ZNWAF	$1.00	08/14/2021	460,231	100	(100,721)	-	359,610
ZNWAG	$1.00	01/08/2021	414,300	6,030	(179,752)	-	240,578
ZNWAH	$5.00	04/19/2021	-	373,900	(1,500)	-	372,400
ZNWAI	$3.00	06/29/2021	-	656,274	(15,539)	-	640,735
ZNWAJ	$1.00	10/29/2021	-	550,900	(4,850)	-	546,050
Outstanding warrants			5,996,753	1,597,697	(1,469,671)	(78,239)	6,046,540

Change during 2019 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2018	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2019
ZNWAA	$2.00	01/31/2021	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2021	2,144,510	-	(40)	-	2,144,470
ZNWAF	$1.00	08/14/2021	359,610	-	(25)	-	359,585
ZNWAG	$1.00	01/08/2021	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2021	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2021	640,735	-	(5)	-	640,730
ZNWAJ	$1.00	10/29/2021	546,050	-	(50)	-	546,000
ZNWAK	$0.01	02/25/2021	-	673,600	(215,875)	-	457,725
ZNWAL	$2.00	08/26/2021	-	517,925	-	-	517,925
Outstanding warrants			6,046,540	1,191,525	(215,995)	0	7,020,070

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes due May 2021 in connection with the rights offering. We raised net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. These costs have been discounted as deferred offering costs (See note 7).

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual financial obligations for continuing operations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2020	2021	2022	2023	Thereafter	Total
Exploration Related Commitments	601	—	—	—	—	601

Operating Leases	343	246	191	191	15	986

Convertible Bonds (a)	325	3,575				3,900

Employment Agreements	1,086	—	—	—	—	1,086

Total	2,355	3,821	191	191	15	6,573

(a)	Zion has the right to make this payment in ZN common shares (payment in kind).

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting pronouncements in 2019 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. See Note 10 for more complete details on balances at December 31, 2019.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2019 through December 31, 2019, the USD has fluctuated by approximately 7.8% against the NIS (the USD has weakened relative to the NIS). By contrast, during the period January 1, 2018 through December 31, 2018, the USD fluctuated by approximately 8.1%against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2019, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $5,935,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2019, exclusive of funds at US banks that earn no interest, was approximately 1.42%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 8.

None.

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

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2019.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2019, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, under the supervision of the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2020 Proxy Statement”) for our 2020 annual meeting of stockholders. The 2020 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference the 2019 Proxy Statement for the 2020 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference the 2020 Proxy Statement for the 2020 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference the 2020 Proxy Statement for the 2020 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference the 2020 Proxy Statement for the 2020 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

Report of Independent Registered Public Accounting Firm – RBSM, LLP

Balance Sheets as of December 31, 2019, and 2018.

Statements of Operations for the Years Ended December 31, 2019, and 2018.

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019, and 2018.

Statements of Cash Flows for the Years Ended December 31, 2019, and 2018.

Number	Description

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, Exhibit 3.1, and to the Company’s Form 8-K, filed with the SEC on June 11, 2015, Exhibit 3(i).1.)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on December 21, 2017)

4.1	Registration Statement on Form S-1 (File No. 333-235299) as amended, (incorporated by reference as filed with the SEC on November 27, 2019 and amended on December 9, 2019)

4.2	Prospectus Supplement dated December 11, 2019, (incorporated by reference as filed with the SEC on December 11, 2019)

4.3	Original Indenture (incorporated by reference to the Company’s Form 8-A filed with the SEC on October 21, 2015 and to the Registrant’s Prospectus, Registration No. 333-193336, Exhibit 4.2 filed with the SEC on March 13, 2014)

4.4	Supplemental Indenture effective as of October 21, 2015 between Zion Oil & Gas, Inc., as Issuer, and American Stock Transfer & Trust Company, LLC, as Trustee, (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

4.5	Form T-1 Statement of Eligibility of Trustee for Indenture under the Trust Indenture Act of 1939 (incorporated by reference to the Company’s Form 8-K filed with the SEC on October 21, 2015)

10.1	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated November 13, 2013 and made effective January 1, 2014 between Zion Oil & Gas, Inc. and John Brown (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K as filed with the SEC on March 14, 2017)

(ii) Employment Agreement dated as of July 1, 2016 between Zion Oil & Gas, Inc. and Dustin Guinn (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the SEC on September 16, 2016)

(iii) Employment Agreement dated as of August 15, 2016 between Zion Oil & Gas, Inc. and Michael Croswell Jr (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on September 16, 2016)

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

Number	Description

10.4	Office Lease Agreement between Zion Oil & Gas, Inc., tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.5	Megiddo-Jezreel License, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

10.6	Extension Letter to Megiddo-Jezreel License, as extended to December 2, 2020

10.7	Purchase and Sale Agreement between Zion Oil & Gas Inc. and Central European Drilling kft (seller), dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment

10.8	Bill of Sale between Zion Oil & Gas, Inc. (buyer) and Central European Drilling kft (seller) dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment

10.9	Escrow agreement between Zion Oil & Gas, Inc. (buyer), Central European Drilling kft (seller) and American Stock Transfer & Trust LLC (escrow agent) dated March 12, 2020

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

16.1	Audit letter by MaloneBailey dated October 10, 2018 (incorporated by reference to Item 4.01 to the Company’s Current Report on Form 8-K as filed with the SEC on October 10, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John M. Brown	By:	/s/ Michael B. Croswell Jr.
	John M. Brown Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2020		Date: March 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John M. Brown	Chief Executive Officer, Chairman of the Board of Directors	March 27, 2020
John M. Brown	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 27, 2020
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	President, General Counsel and Director	March 27, 2020
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 27, 2020
Martin M. van Brauman

/s/ Paul Oroian	Director	March 27, 2020
Paul Oroian

/s/ John Seery	Director	March 27, 2020
John Seery

/s/ Forrest A. Garb	Director	March 27, 2020
Forrest A. Garb

/s/ Kent Siegel	Director	March 27, 2020
Kent Siegel

/s/ Gene Scammahorn	Director	March 27, 2020
Gene Scammahorn

/s/ Virginia Prodan	Director	March 27, 2020
Virginia Prodan

/s/ Lee Russell	Director	March 27, 2020
Lee Russell

/s/ Dr. Amotz Agnon	Director	March 27, 2020
Dr. Amotz Agnon

/s/ Jeffrey Moskowitz	Director	March 27, 2020
Jeffrey Moskowitz

/s/ Brad Dacus	Director	March 27, 2020
Brad Dacus

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zion Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zion Oil & Gas, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
New York, NY
March 27, 2020

Zion Oil & Gas, Inc.

Balance Sheets as of

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,845	2,791
Fixed short term bank deposits – restricted	1,090	1,325
Prepaid expenses and other	511	461
Other deposits	197	280
Governmental receivables	34	361
Other receivables	222	153
Total current assets	6,899	5,371

Unproved oil and gas properties, full cost method (see Note 4)	10,637	6,714

Property and equipment at cost
Net of accumulated depreciation of $505 and $455	115	156

Right of Use Lease Assets (see Note 10)	634	-

Other assets
Fixed long term bank deposits – restricted	-	9
Assets held for severance benefits (see Note 3)	371	271
Total other assets	371	280

Total assets	18,656	12,521

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	108	2,811
Lease obligation – current (see Note 10)	239	-
Asset retirement obligation (see Note 11)	585	720
Derivative liability (see Note 8)	129	345
Accrued liabilities (see Note 5)	826	958
Total current liabilities	1,887	4,834

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $36 and $63 and unamortized debt discount of $639 and $993 at December 31, 2019 and December 31, 2018 respectively (see Note 7)	2,574	2,211
Lease obligation – non-current (see Note 11)	450	-
Obligation under capital lease, net of current maturities of $10 (see Note 7)	19	30
Provision for severance pay (see Note 3)	402	317
Total long-term liabilities	3,445	2,558

Total liabilities	5,332	7,392

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at December 31, 2019 and 2018: Issued and outstanding: 123,973,084 and 66,405,180 shares at December 31, 2019 and 2018 respectively	1,240	664
Additional paid-in capital	217,892	203,580
Accumulated deficit	(205,808)	(199,115)
Total stockholders’ equity	13,324	5,129

Total liabilities and stockholders’ equity	18,656	12,521

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Operations

	For the year ended December 2019	For the year ended December 2018
	US$ thousands	US$ thousands

General and administrative	4,152	6,360
Impairment of unproved oil and gas properties	314	30,906
Other	2,056	2,214
Loss from operations	(6,522)	(39,480)

Other income (expense), net
Gain on derivative liability	216	1,521
Foreign exchange (loss)	(13)	(133)
Financial (expenses), net	(374)	(419)

Loss before income taxes	(6,693)	(38,511)
Income taxes	—	—

Net loss	(6,693)	(38,511)

Net loss per share of common stock - basic and diluted (in US$)	(0.08)	(0.63)

Weighted-average shares outstanding–basic and diluted (in thousands)	81,890	61,107

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2019 and 2018

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2017	55,888	559	184,485	(160,604)	24,440
Funds received from sale of DSPP units and shares	9,466	94	13,687	—	13,781
Funds received from Rights Offering	656	7	3,031	—	3,038
Value of bonds converted to shares	41	*	176	—	176
Bond interest paid in shares	71	1	330	—	331
Funds received from option exercises	283	3	16	—	19
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,855	—	1,855
Net loss	—	—	—	(38,511)	(38,511)
Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129

Funds received from sale of DSPP units and shares	56,430	565	13,667	—	14,232

Value of bonds converted to shares	8	*	3	—	3
Bond interest paid in shares	422	4	323	—	327
Funds received from option exercises	708	7	—	—	7
Value of options granted to employees, directors and others as non-cash compensation	—	—	319	—	319
Net loss	—	—	—	(6,693)	(6,693)
Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324

The accompanying notes are an integral part of the financial statements.

Zion Oil & Gas, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2019	2018
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,693)	(38,511)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	49	56

Loss on fixed asset disposal		3
Cost of options issued to employees, directors and others as non-cash compensation	316	1,507
Amortization of debt discount related to convertible bonds	366	385
Change in derivative liability	(216)	(1,521)
Impairment of unproved oil and gas properties	314	30,906
Change in assets and liabilities, net:
Other deposits	83	260
Prepaid expenses and other	(50)	(27)
Governmental receivables	327	876
Other receivables	(69)	(20)
Lease obligation - current	239	-
Lease obligation – non current	450	-
Right of Use Lease Asset	(634)	-
Severance pay, net	(15)	-
Accounts payable	(173)	75
Accrued liabilities	32	178
Asset retirement obligation	(135)
Net cash used in operating activities	(5,809)	(5,833)

Cash flows from investing activities
Acquisition of property and equipment	(8)	(19)
Investment in unproved oil and gas properties	(6,601)	(15,931)
Net cash used in investing activities	(6,609)	(15,950)

Cash flows from financing activities
Payments related to capital lease	(11)	(9)
Proceeds from exercise of stock options	7	19
Proceeds from Rights Offering	-	3,038
Proceeds from issuance of stock and exercise of warrants	14,232	13,781
Net cash provided by financing activities	14,228	16,829

Net increase (decrease), in cash, cash equivalents and restricted cash	1,810	(4,954)
Cash, cash equivalents and restricted cash – beginning of period	4,125	9,079
Cash, cash equivalents and restricted cash – end of period	5,935	4,125

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	3	348
Unpaid investments in oil and gas properties	16	2,946
Convertible Bond interest paid in shares	327	331
Capitalized convertible bond interest attributed to oil and gas properties	313	331
10% Senior Convertible Bonds converted to shares	3	176

The accompanying notes are an integral part of the financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
Cash and cash equivalents	4,845	2,791
Restricted cash included in fixed short-term bank deposits	1,090	1,325
Restricted cash included in fixed long-term bank deposits	-	9
	5,935	4,125

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 20 years of oil & gas exploration in Israel. As of December 31, 2019, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also have branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres, which is scheduled to terminate on December 2, 2020.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019. During the year ended December 31, 2018, the Company did not record any post-impairment charges.

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

Zion has completed all of the land compensation for the 3-D survey in November 2019. All land parcels and the kibbutz have approved the completion of the geophysical survey. Subsequently, the Contractor demobilized the equipment from Israel to Europe. All field data from acquisition was delivered to Dallas, Texas and the Ministry of Energy in Israel. Additionally, the final acquisition reports from the Contractor and Zion were delivered to the Ministry of Energy in December per the guidelines enacted in July 2019.

Agile Seismic Processing Services (“ASPS”) is continuing to process the data set with state-of-the-art technologies allowing for comprehensive imaging at depth. Zion’s previous 2-D data sets have been added into the 3-D volume allowing for further verification. The estimated completion timeframe for the final data set is projected to be in April 2020. Our questions from the MJ#1 well are being correlated with the 3-D data set to provide potential solutions on a go forward basis.

Megiddo-Jezreel Petroleum License (“MJL”)

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Going Concern (cont’d)

Zion’s Former Asher-Menashe License

Zion has plugged the exploratory well on its former Asher-Menashe License area, the reserve pit has been evacuated, and during the year 2019, Zion has completed the abandonment of this well site in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials (see Note 11C).

Zion’s Former Joseph License

Zion has plugged all of its exploratory wells on its former Joseph License area, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials (see Note 11C).

B. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2019, the Company incurred a net loss of approximately $6.7 million and had an accumulated deficit of approximately $205.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019. During the year ended December 31, 2018, the Company did not record any post-impairment charges (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $10,637,000 and $6,714,000 as of December 31, 2019, and 2018, respectively.

F. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $49,000, and $56,000 for the years ended December 31, 2019, and 2018, respectively.

G. Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and insurance policies that are recorded at their current redemption value.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. Such estimates include the valuation of unproved oil and gas properties, asset retirement obligations and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2019, and 2018.

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

K. Asset Retirement Obligation

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred. This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties. The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value (see Note 11C).

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

L. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 9,884,762 and 9,262,138 Common Stock equivalents in 2019, and 2018 respectively, would be anti-dilutive.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value. The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities; and

●	Level 3—Unobservable inputs that are supported by little or no market data, which require the Company to develop its own assumptions.

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2019 and 2018, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

O. Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as a liability during the term of the related Convertible Bonds (see Note 8).

P. Warrants

In connection with DSPP financing arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded and accounted as a part of the DSPP investment as additional paid-in capital of the common stock issued. All other warrants are recorded at fair value and expensed over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 6, Stockholders’ Equity.

Q. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged. Zion did not have any related party transactions for the fiscal years ending December 2019 and 2018, respectively, with the exception of recurring monthly consulting fees paid to certain management personnel.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

R. Recently Adopted Accounting Pronouncements

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

ASU 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-07 did not have any impact on the Company’s consolidated financial statements.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

We do not believe that the adoption of any recently issued accounting pronouncements in 2019 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. See Note 10 for more complete details on balances at December 31, 2019.

Note 3 - Provision for Severance Pay

Israeli law generally requires payment of severance pay upon dismissal of an Israeli employee or upon termination of employment in certain other circumstances. The following plans relate to the employees in Israel:

A.	The liability in respect of certain of the Company’s employees is discharged in part by participating in a defined contribution pension plan and making regular deposits with recognized pension funds. The deposits are based on certain components of the salaries of the said employees. The custody and management of the amounts so deposited are independent of the Company’s control.

B.	The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. Certain senior executives are entitled to receive additional severance pay. The Company’s liability for all of its Israeli employees is partly provided for by monthly deposits in insurance policies and the remainder by an accrual in the financial statements. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits/loss accumulated up to the balance sheet date. The value of the deposited funds is based on current redemption value of these policies.

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2019, and 2018, the Company had a provision for severance pay of $402,000 and $317,000, respectively, of which all was long-term. As of December 31, 2019, and 2018, the Company had $371,000 and $271,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,227	1,242
Capitalized salary costs	1,759	1,579
Capitalized interest costs	990	677
Legal and seismic costs, license fees and other preparation costs	6,636	3,216
Other costs	25	-
	10,637	6,714

Impairment of unproved oil and gas properties comprised as follows:

	For the year ended December 31,
	2019	2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	244	27,371
Capitalized salary costs	-	1,006
Legal and seismic costs, license fees and other preparation costs	-	2,039
Other costs	70	490
	314	30,906

Changes in Unproved oil and gas properties during the years ended December 31, 2019, and 2018, are as follows:

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	229	13,614
Capitalized salary costs	180	551
Capitalized interest costs	313	331
Legal and seismic costs, license fees and other preparation costs	3,420	1,168
Other costs	95	261
Impairment of unproved oil and gas properties	(314)	(30,906)
	*3,923	(*14,981)

*	Inclusive of non-cash amounts of approximately $332,000, and $3,625,000 during the years 2019, and 2018, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands

Drilling provisions	16	156
Employees related	357	177
Interest on convertible bonds	217	231
Audit and Related Costs	160	194
Other	76	200
	826	958

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2019, the Company granted the following non-qualified options from the 2011 Plan for employees, directors and consultants, to purchase as non-cash compensation (taxable on the date of exercise):

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

vii.

Options to purchase 510,000 shares of Common Stock were granted to 19 senior officers, staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through November 18, 2029. The fair value of the options at the date of grant amounted to approximately $73,000.

viii.	Options to purchase 150,000 shares of Common Stock were granted to one senior officer and one consultant at an exercise price of $0.16 per share. The options vested upon grant and are exercisable through December 10, 2029. The fair value of the options at the date of grant amounted to approximately $18,000.

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

During the year ended December 31, 2019, the Company granted the following options from the 2011 Directors Plan, to purchase as non-cash compensation (taxable on the date of exercise):

i.

Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $0.28 per share. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $7,000.

ii.

Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $0.18 per share. The options vested upon grant and are exercisable through December 2, 2025. The fair value of the options at the date of grant amounted to approximately $3,000.

iii.	Options to purchase 340,000 shares of Common Stock to four board members at an exercise price of $0.16 per share. The options vested upon grant and are exercisable through December 10, 2025. The fair value of the options at the date of grant amounted to approximately $37,000.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

C. Warrants and Options

The Company has reserved 12,217,320 shares of common stock as of December 31, 2019, for the exercise of warrants and options to employees and non-employees, of which 12,167,320 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees
	0.01		10,000	October 01, 2027	Options
	0.01		7,500	January 01, 2028	Options
	0.01		30,000	February 28, 2028	Options
	0.01		85,000	November 18, 2029	Options
	0.16		75,000	December 10, 2029	Options
	1.67		105,000	October 01, 2024	Options
	1.70		115,000	December 20, 2022	Options
	2.61		77,000	December 04, 2021	Options
To employees and directors
	0.01		10,000	November 11, 2023	Options
	0.01		15,000	March 31, 2024	Options
	0.01		5,000	June 11, 2024	Options
	0.01		25,000	December 31, 2025	Options
	0.01		110,000	June 05, 2026	Options
	0.01		25,000	December 31, 2026	Options
	0.01		280,000	January 01, 2027	Options
	0.01		60,000	April 17, 2027	Options
	0.01		30,000	October 01, 2027	Options
	0.01		97,500	January 01, 2028	Options
	0.01		75,000	January 04, 2028	Options
	0.01		6,000	April 06, 2028	Options
	0.01		25,000	January 6, 2029	Options
	0.01		50,000	May 01, 2029	Options
	0.01		95,000	July 01, 2029	Options
	0.01		10,000	September 01, 2029	Options
	0.01		205,000	September 18, 2029	Options
	0.01		375,000	November 01, 2029	Options
	0.16		340,000	December 10, 2025	Options
	0.16		75,000	December 10, 2029	Options
	0.18		25,000	December 02, 2025	Options
	0.28		25,000	September 03, 2025	Options
	0.28		25,000	September 03, 2029	Options
	1.33		25,000	May 01, 2023	Options
	1.38		108,000	January 02, 2021	Options
	1.38		105,307	January 02, 2025	Options
	1.55		400,000	June 05, 2022	Options
	1.67		340,000	October 01, 2020	Options
	1.67		300,943	October 01, 2024	Options
	1.70		103,500	December 20, 2022	Options
	1.75		400,000	June 07, 2023	Options
	1.78		25,000	September 04, 2024	Options
	1.87		25,000	January 31, 2022	Options
	1.95		25,000	April 02, 2020	Options
	2.03		25,000	May 01, 2021	Options
	2.31		400,000	January 01, 2024	Options
	2.61		394,500	December 04, 2021	Options
	4.15		25,000	July 02, 2024	Options
To investors
	0.01		457,725	February 25, 2021	Warrants
	1.00		243,853	May 02, 2021	Warrants
	1.00		546,000	October 29, 2021	Warrants
	1.00		2,144,470	March 03, 2021	Warrants
	1.00		359,585	August 14, 2021	Warrants
	1.00		240,578	January 08, 2021	Warrants
	2.00		1,498,804	January 31, 2021	Warrants
	2.00		517,925	August 25, 2021	Warrants
	3.00		640,730	June 29, 2021	Warrants
	5.00		372,400	April 19, 2021	Warrants
Total outstanding	1.41	*	12,217,320

*	Weighted Average

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2018 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2017	4,339,443	1.37

Changes during 2018 to:
Granted to employees, officers, directors and others	969,000	1.11
Expired/Cancelled/Forfeited	(237,500)	1.75
Exercised	(282,500)	0.07
Outstanding, December 31, 2018	4,788,443	1.37

Changes during 2019 to:
Granted to employees, officers, directors and others*	1,525,000	0.06
Expired/Cancelled/Forfeited	(410,693)	2.06
Exercised	(707,500)	0.01
Outstanding, December 31, 2019	5.195,250	1.12
Exercisable, December 31, 2019	5,145,250	1.13

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The aggregate intrinsic value of options exercised during 2019, and 2018 was approximately $155,000, and $692,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2019, totalling 12,217,320 was approximately $339,000.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2018, totalling 10,835,333 was approximately $561,000.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2019:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	3.87	0.01
—	—	—	—	0.01	15,000	4.25	0.01
—	—	—	—	0.01	5,000	4.45	0.01
—	—	—	—	0.01	25,000	6.00	0.01
—	—	—	—	0.01	110,000	6.42	0.01
—	—	—	—	0.01	25,000	7.00	0.01
—	—	—	—	0.01	280,000	7.00	0.01
—	—	—	—	0.01	60,000	7.29	0.01
—	—	—	—	0.01	40,000	7.75	0.01
—	—	—	—	0.01	105,000	8.00	0.01
—	—	—	—	0.01	75,000	8.01	0.01
—	—	—	—	0.01	30,000	8.16	0.01
—	—	—	—	0.01	6,000	8.26	0.01
—	—	—	—	0.01	25,000	9.01	0.01
0.01	50,000	9.58	0.01	—	—	—	—
—	—	—	—	0.01	95,000	9.50	0.01
—	—	—	—	0.01	10,000	9.67	0.01
—	—	—	—	0.01	205,000	9.71	0.01
—	—	—	—	0.01	460,000	9.88	0.01
—	—	—	—	0.16	340,000	5.94	0.16
—	—	—	—	0.16	150,000	9.94	0.16
—	—	—	—	0.18	25,000	5.92	0.18
—	—	—	—	0.28	25,000	5.67	0.28
—	—	—	—	0.28	25,000	9.67	0.28
—	—	—	—	1.33	25,000	3.32	1.33
—	—	—	—	1.38	108,000	1.01	1.38
—	—	—	—	1.38	105,307	5.01	1.38
—	—	—	—	1.55	400,000	2.43	1.55
—	—	—	—	1.67	340,000	0.75	1.67
—	—	—	—	1.67	405,943	4.76	1.67
—	—	—	—	1.70	218,500	2.97	1.70
—	—	—	—	1.75	400,000	3.52	1.75
—	—	—	—	1.78	25,000	4.68	1.78
—	—	—	—	1.87	25,000	2.09	1.87
—	—	—	—	1.95	25,000	0.25	1.95
—	—	—	—	2.03	25,000	1.33	2.03
—	—	—	—	2.31	400,000	4.01	2.31
				2.61	471,500	1.93	2.61
—	—	—	—	4.15	25,000	4.51	4.15
0.01	50,000		0.01	0.01-4.15	5,145,250		1.13

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2019	2018
Weighted-average fair value of underlying stock at grant date	$0.24	$2.38
Dividend yields	—	—
Expected volatility	87%-113%	68%-87%
Risk-free interest rates	1.35%-2.53%	2.01%-2.74%
Expected life (in years)	3.00-5.34	3.00-5.50
Weighted-average grant date fair value	$0.21	$1.72

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2019	2018
Weighted-average fair value of underlying stock at grant date	$0.16	$3.37
Dividend yields	—	—
Expected volatility	81%-82%	73%-76%
Risk-free interest rates	1.80%-1.85%	2.46%-2.81%
Expected life (in years)	10.00	10.00
Weighted-average grant date fair value	$0.15	$3.36

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2019	2018
US$ thousands	US$ thousands
286	1,553

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2019	2018
US$ thousands	US$ thousands
33	302

The following table sets forth information about the compensation cost of option issuances recognized and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2019	2018
US$ thousands	US$ thousands
3	348

As of December 31, 2019, there was less than $1,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The cost is expected to be recognized during the year 2020.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

E. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

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

The warrants first became exercisable on May 2, 2016 and, in the case of ZNWAC on May 2, 2017 and in the case of ZNWAD on May 2, 2018, at a per share exercise price of $1.00.

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

The company raised approximately $8,000,000 from the period January 1, 2020 through March 17, 2020, under the DSPP program.

For the years ended December 31, 2019, and 2018, approximately $14,232,000, and $13,781,000 was raised under the DSPP program, respectively.

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

 On May 29, 2019, the Company executed an Amendment to certain Warrant Agent Agreements (the “Agreements”) between the Company and American Stock Transfer & Trust Company, (“AST”).  The Company has implemented Agreements with AST as the Company’s Warrant Agent (the “Warrant Agent”), under a Warrant Agent Agreement dated August 1, 2014 for the Warrant ZNWAA, under a Warrant Agent Agreement dated February 2, 2015 for the Warrant ZNWAD, under a Warrant Agent Agreement dated November 1, 2016 for the Warrant ZNWAE, under a Warrant Agent Agreement dated May 22, 2017 for the Warrant ZNWAF, under a Warrant Agent Agreement dated February 1, 2018 for the Warrant ZNWAH, under a Warrant Agent Agreement dated April 2, 2018 for the Warrant ZNWAI, under a Warrant Agent Agreement dated August 21, 2018 for the Warrant ZNWAJ and under the Warrant Agent Agreement dated December 7, 2018 for the warrant ZNWAK.

The Warrant ZNWAA has an expiration date of January 31, 2020, Warrant ZNWAD has an has an expiration date of May 2, 2020, Warrant ZNWAE has an expiration date of May 1, 2020, Warrant ZNWAF has an expiration date of August 14, 2020, Warrant ZNWAH has an expiration date of April 19, 2020, Warrant ZNWAI has an expiration date of June 29, 2020, Warrant ZNWAJ has an expiration date of October 29, 2020 and the Warrant ZNWAK has an expiration date of February 25, 2020.

Pursuant to Section 3.2 of the Warrant Agent Agreements, the Company in its sole discretion extended the duration of the above Warrants by delaying the Expiration Dates and such extension shall be identical in duration among all of the Warrants. The Company is extending the duration of the Warrant ZNWAA by one (1) year from the expiration date of January 31, 2020 to January 31, 2021. The Company is extending the duration of the Warrant ZNWAD by one (1) year from the expiration date of May 2, 2020 to May 2, 2021. The Company is extending the duration of the Warrant ZNWAE by one (1) year from the expiration date of May 1, 2020 to May 1, 2021. The Company is extending the duration of the Warrant ZNWAF by one (1) year from the expiration date of August 14, 2020 to August 14, 2021.The Company is extending the duration of the Warrant ZNWAH by one (1) year from the expiration date of April 19, 2020 to April 19, 2021. The Company is extending the duration of the Warrant ZNWAI by one (1) year from the expiration date of June 29, 2020 to June 29, 2021. The Company is extending the duration of the Warrant ZNWAJ by one (1) year from the expiration date of October 29, 2020 to October 29, 2021. The Company is extending the duration of the Warrant ZNWAK by one (1) year from the expiration date of February 25, 2020 to February 25, 2021

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

H. Warrant Table

The Warrants transactions since January 1, 2018 are shown in the table below:

Change during 2018 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2017	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2018
ZNWAA	$2.00	01/31/2021	1,524,617	-	(25,813)	-	1,498,804
ZNWAC	$1.00	05/02/2018	275,152	-	(196,913)	(78,239)	-
ZNWAD	$1.00	05/02/2021	294,334	-	(50,481)	-	243,853
ZNWAE	$1.00	05/02/2021	3,028,119	10,493	(894,102)	-	2,144,510
ZNWAF	$1.00	08/14/2021	460,231	100	(100,721)	-	359,610
ZNWAG	$1.00	01/08/2021	414,300	6,030	(179,752)	-	240,578
ZNWAH	$5.00	04/19/2021	-	373,900	(1,500)	-	372,400
ZNWAI	$3.00	06/29/2021	-	656,274	(15,539)	-	640,735
ZNWAJ	$1.00	10/29/2021	-	550,900	(4,850)	-	546,050
Outstanding warrants			5,996,753	1,597,697	(1,469,671)	(78,239)	6,046,540

Change during 2019 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2018	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2019
ZNWAA	$2.00	01/31/2021	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2021	2,144,510	-	(40)	-	2,144,470
ZNWAF	$1.00	08/14/2021	359,610	-	(25)	-	359,585
ZNWAG	$1.00	01/08/2021	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2021	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2021	640,735	-	(5)	-	640,730
ZNWAJ	$1.00	10/29/2021	546,050	-	(50)	-	546,000
ZNWAK	$0.01	02/25/2021	-	673,600	(215,875)	-	457,725
ZNWAL	$2.00	08/26/2021	-	517,925	-	-	517,925
Outstanding warrants			6,046,540	1,191,525	(215,995)	0	7,020,070

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of Notes due May 2021 in connection with the rights offering. We raised net proceeds of approximately $3,334,000, from the sale of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the rights offering. These costs have been discounted as deferred offering costs (See note 7).

J. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

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

During the years ended December 31, 2019, and 2018, the Company recorded approximately $27,000 and $27,000 respectively, in amortization expense related to the deferred financing costs, approximately $354,000 and $274,000 respectively in debt discount amortization, net, and approximately $15,000 and ($84,000), respectively, related to financing gains (losses) associated with notes converted to shares.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 7 - Senior Convertible Bonds (cont’d)

Through the years ended December 31, 2019 and 2018, approximately 172 and 922 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 8,000 and 41,000 shares of its Common Stock during the same period, respectively, and recorded approximately $15,000 and ($84,000) in financial income (expenses) during the same period.

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(639)	$(993)
Bonds converted to shares	$(221)	$(203)
Offering cost, net	$(36)	$(63)
10% senior Convertible bonds – Long Term Liability	$2,574	$2,211

Capitalized interest for the year ended December 31, 2019 and 2018, was $313,000 and $331,000.

Interest expenses for the year ended December 31, 2019 and 2018, was $0 and $0.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Derivative Liability (cont’d)

As of December 31, 2019, and 2018 the Company’s liabilities that are measured at fair value are as follows:

	December 31, 2019		December 31, 2018
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	129	129	345	345

Change in fair value of derivative liability during 2018 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2017	1,866
Gain on derivative liability	(1,521)
Derivative liability fair value at December 31, 2018	345

Change in fair value of derivative liability during 2019 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2018	345
Gain on derivative liability	(216)
Derivative liability fair value at December 31, 2019	129

The following table presents the assumptions that were used for the model as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Convertible Option Fair Value of approximately	129,000	345,000
Annual Risk-free Rate	1.59%	2.47%
Volatility	121.68%	115.35%
Expected Term (years)	1.34	2.34
Convertible Notes Face Value	3,249,500	3,266,700
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	0.17	0.42

During the years ended December 31, 2019, and 2018, the Company recorded unrealized gains of approximately $216,000, net, and $1,521,000, net, respectively, within the Statements of Operations on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2019 and 2018.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	42,224	39,976
Other	2,531	2,520
Total gross deferred tax assets	44,755	42,496
Less – valuation allowance	(42,216)	(40,825)
Net deferred tax assets	2,539	1,671

Deferred tax liabilities:
Property and equipment	9	8
Other	(314)	(269)
Unproved oil and gas properties	(2,234)	(1,410)
Total gross deferred tax liabilities	(2,539)	(1,671)

Net deferred tax asset	—	—

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $201,067,196 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2040. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2019 and 2018.

The Company continuously monitors all shareholders that might reach a 5% ownership in the common stock for various purposes, in addition to the I.R.C §382/383 limitation on net operating loss (“NOL”) carry forwards following an ownership change.  Sections 382/383 limit the use of corporate NOLs following an ownership change. Section 382(g) defines an ownership change generally as a greater than 50% change in the ownership of stock among certain 5% shareholders over a three-year period.  For the tax year 2019, the Company became aware of one individual owning greater than 5%, as evidenced by the filing of a Section 13(G) report with the SEC. However, there have been no changes in stock ownership to trigger sections 382/383.

At December 31, 2019, the Company has available federal net operating loss carry forwards of approximately $201,067,196 to reduce future U.S. taxable income.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2019, the Company has available net operating loss carry forwards of approximately $132,510,000 to reduce future Israeli taxable income.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 9 - Income Taxes (cont’d)

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2019	Year ended December 31, 2018
	US$ thousands	US$ thousands
Pre-tax loss as reported	(6,690)	(38,511)

U.S. statutory tax rate	21%	21%
Theoretical tax expense	(1,405)	(8,087)

Increase in income tax expense resulting from:

Permanent differences	14	12
Change in tax rate	-	-
Other differences	-	-
Change in valuation allowance	1,391	8,075
Income tax expense	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2016.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2014 tax year can be regarded as final.

Note 10 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of December 31, 2019:

	December 31, 2019	December 31, 2018
	US$ thousands	US$ thousands

Operating lease assets	$634	$-

Operating lease liabilities:
Current operating lease liabilities	$239	$-
Non-current operating lease liabilities	$450	$-
Total operating lease liabilities	$689	$-

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 10 - Right of use leases assets and leases obligations (cont’d)

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 are:

December 31, 2019
Weighted average remaining lease term (years)	3.3
Weighted average discount rate	6.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of December 31, 2019:

US$ thousands

2020	271
2021	196
2022	141
2023	141
2024	12
Thereafter	-
Total undiscounted future minimum lease payments	761
Less: portion representing imputed interest	(72)
Total undiscounted future minimum lease payments	689

Operating lease costs were $245,000 and $0 for the year ended December 31, 2019, and 2018, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $262,000 and $0 for the year ended December 31, 2019, and 2018, respectively, and this amount is included in operating activities in the statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $876,000 and $0 for the year ended December 31, 2019, and 2018, respectively

Note 11 - Commitments and Contingencies

A. Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the SEC informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Prior to the receipt of the subpoena on June 21, 2018, Zion had no previous communication with the SEC on this issue and was unaware of this investigation. The SEC stated that “the investigation and the subpoena do not mean that we have concluded that Zion or anyone else has violated the law.” To date, Zion has furnished all required documents to the SEC and will continue to fully cooperate with the investigation.

The Company cannot predict when this matter will be resolved or what further action, if any, the SEC may take in connection with it.

B. Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss. On April 29, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on May 29, 2019 Defendants filed a Reply to Plaintiffs’ Response. On March 4, 2020, the Court granted Defendants’ Motion and dismissed all claims granting Plaintiffs leave to amend.  Lead Plaintiffs must file an amended complaint by April 1, 2020.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

By Verified Consolidated Stockholder Derivative Complaint filed on March 4, 2019, three (3) stockholder derivative lawsuits previously filed in federal district court in Delaware on September 10, 2018, November 1, 2018, and November 21, 2018 were consolidated into one lawsuit filed derivatively and purportedly on behalf of the Company against Victor G. Carrillo, Michael B. Croswell, Jr., John M. Brown, Dustin L. Guinn, Forest A. Garb, Kent S. Siegel, Paul Oroian, William H. Avery, the Estate of Yehezkel Druckman, Lee Russell, Justin W. Furnace, Gene Scammahorn, Ralph F. DeVore, and Martin M. van Brauman. The suit alleges breach of fiduciary duty, unjust enrichment, violations of Section 14(a) of the Exchange Act and conspiracy to “facilitate and disguise” other alleged wrongdoings. The “Relevant Period” of alleged wrongdoing spans from February 13, 2018 and continues through the present. The suit seeks unspecified damages to be awarded to the Company, orders directing the Company and individual defendants to make certain corporate governance reforms, restitution, and fees and costs. On April 18, 2019, a Motion to Dismiss Plaintiffs’ Complaint was filed on behalf of all defendants pleading numerous grounds in support of their Motion to Dismiss. On June 3, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on July 3, 2019 Defendants filed a Reply to Plaintiffs’ Response. On November 26, 2019, Richard G. Andrews, United States District Judge for the District of Delaware, signed an Order dismissing the consolidated derivative suit filed against certain current and former directors of Zion as well as Zion as a nominal defendant. The Plaintiffs’ deadline to appeal the Order was on December 26, 2019, and Plaintiffs did not appeal. Judge Andrews issued an eighteen-page Memorandum Opinion holding that Plaintiffs had not sufficiently pleaded the futility of making demand on Zion’s Board of Directors prior to filing suit, noting “I do not find that the Plaintiffs have pleaded with particularity any facts that suggest the Director Defendants acted in bad faith or otherwise consciously disregarded their oversight responsibilities in regard to Zion’s prospects for discovery and extraction of oil.”

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

On August 10, 2019, Zion received two (2) additional shareholder requests from the same law firm to inspect books and records pursuant to section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and alleged breaches of fiduciary duty in connection with public statements made by the Company from February 1, 2018 to present. Following discussion with counsel to the shareholder, the Company’s counsel produced materials responsive to the shareholders’ request in January 2020.

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws.  The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Company’s board is reviewing the matter.

The Company disputes the above claims and made an advance deposit of $500,000 in 2018 to defense counsel for the cost of defending the litigation. As of December 31, 2019, the Company does not have any balance remaining on the advance deposit. The Company carries insurance that is applicable to these claims. Because of the uncertainties of litigation, it is not feasible to predict or determine the outcome of these matters, to guarantee that there will be no liability, or to reasonably estimate any loss in excess of its coverage. However, the Company intends to pursue a vigorous defense to the claims.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

C. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Joseph License area and the present Megiddo-Jezreel License to be approximately $585,000 based on current cost rather than Net Present Value. The Company expects to incur such costs beginning in 2020. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2019	2018
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	720	470
Liabilities Settled	(135)	-
Revision of Estimate	-	250
Retirement Obligations, Ending Balance	585	720

Approximately $0 and $250,000 were accrued for the years ended December 31, 2019, and 2018, respectively, and were due to estimated costs for future plugging and abandonment activities related to the currently existing Megiddo-Jezreel License area.

D. Environmental and Onshore Licensing Regulatory Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean-up of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries as it pertains to oil and gas activities. Mention of these older guidelines was included in previous Zion filings.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

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

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2019, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

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

At December 31, 2019, and continuing through the date of this Form 10-K report, all payments have paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

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

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $11,300) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $24,600) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2019, and 2018 were $348,000 and 309,000 respectively.

The future minimum lease payments as of December 31, 2019, are as follows:

US$ thousands

2020	343
2021	246
2022	191
2023	191
2024 and thereafter	15
986

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

G. Bank Guarantees

As of December 31, 2019, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,011,000) and others (approximately $87,000) with respect to its drilling operation in an aggregate amount of approximately $1,098,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

H. Capitalized lease

During 2017, the Company signed a capital lease agreement to purchase a vehicle, on which a down payment of $15,000 was paid by the Company. The lease period is for 44 months (approximately 3.7 years, hereinafter the “lease period”) starting on March 25, 2017 and ending on October 24, 2020. The lease bears a monthly payment in the amount of approximately NIS 4,000 (approximately $1,160) per month, at the exchange rate in effect for the date of this report and is linked to an increase (but not a decrease) in CPI. The lease bears a purchase option in the end of the lease period in the amount of approximately NIS 75,000 (approximately $21,700) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in CPI.

A capital lease asset and a capital lease obligation were recognized in the Company’s balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $42,000 and $52,000 as of December 31, 2019 and 2018, respectively. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years. As of December 31, 2019, and 2018, the accumulated depreciation of the capital lease asset amounted to approximately $29,000 and $19,000, respectively.

At December 31, 2019, future minimum payments due under capital lease were:

US$ thousands

2020	32
Less: portion representing imputed interest	(3)
Capital lease obligations	29

The Financial Accounting Standards Board (“FASB”) has been contemplating changes that impact capital leases. Any final changes resulting from the FASB are not expected to have a material impact on Zion’s financial statements as it relates to the capital lease described above.

Note 12 - Risks and Uncertainties

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2018-2019 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 12 - Risks and Uncertainties (cont’d)

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 13 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly financial information for 2019 and 2018:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
2019:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,170)	(1,313)	(1,619)	(1,591)

Net (loss) gain per share – basic and diluted	(0.03)	(0.02)	(0.02)	(0.02)
Weighted-average shares outstanding–basic and diluted (in thousands)	69,987	74,126	82,001	100,769
2018:
Oil and gas sales	-	-	-	-

Net (loss) gain	(6,251)	(1,241)	781	(31,800)

Net (loss) gain per share – basic and diluted	(0.11)	(0.02)	0.02	(0.48)
Weighted-average shares outstanding–basic and diluted (in thousands)	57,504	59,346	61,089	66,135

Note 14 - Subsequent Events

(i) On January 6, 2020, the Company granted options under the 2011 Equity Incentive Plan to five senior officers, to purchase 110,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2029. The fair value of the options at the date of grant amounted to approximately $57,000.

(ii) On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning the rig and related equipment, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

Zion has the trademark “ZION DRILLING” filed with the United States Patent and Trademark Office. Zion has the trademark filed with the World Intellectual Property Organization in Geneva, Switzerland, pursuant to the Madrid Agreement and Protocol. In addition, Zion has the trademark filed with the Israeli Trademark Office in Israel.

(iii) On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and excess inventory for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the Purchase Price. The Closing anticipated by the Agreement also took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through July 10, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. Should we determine in its sole opinion that the drilling rig is not in satisfactory operating condition, then upon notice to the Seller, we and the Seller shall jointly determine if the operating deficiencies identified by us existed prior to the closing of the transaction. If it is determined that these deficiencies existed prior to the closing, then the Seller will undertake to cure the deficiencies within a reasonable time period. If the Seller is unable or unwilling to cure the deficiencies within the time period agrees to between the parties, we may solicit third party bids to repair the deficiencies and the cost thereof shall be paid out of the Holdback Amount. The drilling rig will be imported into Israel from Romania, where the drilling fig is currently stored. The State of Israel has currently imposed travel restrictions relating to the coronavirus outbreak, including a requirement that any person arriving into Israel, including the operating crew for the drilling rig, will need to undergo a two week quarantine. In addition, the ports of entry into Israel through which the drilling rig will need to enter, may be undergoing work disruptions on account of the virus outbreak. Accordingly, it is not possible at the present time to accurately estimate the time or resources that may be necessary to import the drilling dig onto the well site or any delay arising as a consequence of the outbreak.

(iv) On March 13, 2020, the Nasdaq Hearing Panel granted the request of Zion Oil & Gas, Inc. for continued listing on the Nasdaq Stock Market LLC, subject to the Company demonstrating compliance with the minimum $1.00 per bid price requirement, as set forth in Nasdaq Listing Rule 5550(a)(2), on or before June 26, 2020.  In order to evidence compliance with the Rule, the Company must evidence a closing bid price of at least $1.00 per share for a minimum of ten, through generally not more than 20, consecutive business days. The Company is diligently working to evidence compliance with the Rule; however, there can be no assurance that it will be able to do so.

(v) Approximately $8,017,000 was collected through the Company’s DSPP program during the period January 1, 2020 through March 17, 2020. This amount excludes cash received in early January which was shown as a receivable at December 31, 2019.