Form 10-Q
period 2020-03-31
ZION OIL & GAS INC
filed 2020-05-11
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2020; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
ZN common shares	ZN	Nasdaq Capital Market

As of May 7, 2020, Zion Oil & Gas, Inc. had outstanding 173,367,104 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	March 31, 2020	December 31, 2019
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	6,454	4,845
Fixed short term bank and escrow deposits – restricted	2,090	1,090
Prepaid expenses and other	674	511
Other deposits	-	197
Governmental receivables	10	34
Other receivables	421	222
Total current assets	9,649	6,899

Unproved oil and gas properties, full cost method (see Note 4)	10,860	10,637

Property and equipment at cost
Net of accumulated depreciation of $520 and $505	103	115

Right of Use Lease Assets (see Note 7)	582	634

Other assets
Drilling rig and related inventory (see note 2J)	4,609	-
Assets held for severance benefits	373	371
Total other assets	4,982	371

Total assets	26,176	18,656

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	211	108
Obligation under capital lease	26	-
Lease obligation – current (see Note 7)	240	239
Asset retirement obligation	571	585
Derivative liability (see Note 6)	113	129
Accrued liabilities	656	826
Total current liabilities	1,817	1,887

Long-term liabilities
10% Senior convertible bonds, net of unamortized deferred financing cost of $30 and $36 and unamortized debt discount of $523 and $639 at March 31, 2020 and December 31, 2019 respectively (see Note 5)	2,693	2,574
Lease obligation – non-current (see Note 7)	377	450
Obligation under capital lease	-	19
Provision for severance pay	404	402
Total long-term liabilities	3,474	3,445

Total liabilities	5,291	5,332

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 200,000,000 shares at March 31, 2020: Issued and outstanding: 164,691,068 and 123,973,084 shares at March 31, 2020 and December 31, 2019 respectively	1,647	1,240
Additional paid-in capital	226,654	217,892
Accumulated deficit	(207,416)	(205,808)
Total stockholders’ equity	20,885	13,324

Total liabilities and stockholders’ equity	26,176	18,656

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended March 31,
	2020	2019
	US$ thousands	US$ thousands

General and administrative	975	926
Impairment of unproved oil and gas properties	-	163
Other	468	555
Loss from operations	(1,443)	(1,644)

Other income (expense), net
Gain (Loss) on derivative liability	16	(378)
Foreign exchange gain	11	6
Financial (expenses), net	(192)	(154)

Loss before income taxes	(1,608)	(2,170)
Income taxes	—	—

Net loss	(1,608)	(2,170)

Net loss per share of common stock - basic and diluted (in US$)	(0.01)	(0.03)

Weighted-average shares outstanding–basic and diluted (in thousands)	138,813	69,987

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the period ended March 31, 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324
Funds received from sale of DSPP units and shares	40,328	403	8,706	—	9,109
Value of bonds converted to shares	2	*	—	—	—
Funds received from option exercises	388	4	—	—	4
Value of options granted to employees, directors and others as non-cash compensation	—	—	56	—	56
Net loss	—	—	—	(1,608)	(1,608)
Balances as of March 31, 2020	164,691	1,647	226,654	(207,416)	20,885

For the period ended March 31, 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129
Funds received from sale of DSPP units and shares	4,608	46	2,482	—	2,528
Value of bonds converted to shares	*	*	*	—	*
Funds received from option exercises	53	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	15	—	15
Net loss	—	—	—	(2,170)	(2,170)
Balances as of March 31, 2019	71,066	711	206,077	(201,285)	5,503

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2020	2019
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(1,608)	(2,170)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	15	12
Cost of options issued to employees, directors and others as non-cash compensation	56	15
Amortization of debt discount related to convertible bonds	180	169
Change in derivative liability	(16)	378
Impairment of unproved oil and gas properties	-	163
Change in assets and liabilities, net:
Other deposits	197	130
Prepaid expenses and other	(163)	41
Governmental receivables	24	355
Lease obligation – current	1	210
Lease obligation – non current	(73)	564
Right of Use Lease Assets	52	(730)
Other receivables	(199)	14
Severance pay	-	(3)
Accounts payable	110	(28)
Asset retirement obligation	(14)	(24)
Accrued liabilities	(288)	(162)
Net cash used in operating activities	(1,726)	(1,066)

Cash flows from investing activities
Acquisition of property and equipment	(3)	(2)
Acquisition of drilling rig and related equipment	(4,609)	-
Investment in unproved oil and gas properties	(162)	(2,448)
Net cash used in investing activities	(4,774)	(2,450)

Cash flows from financing activities
Payments related to capital lease	(4)	(3)
Proceeds from exercise of stock options	4	1
Deferred offering costs	-	-
Proceeds from issuance of stock and exercise of warrants	9,109	2,528
Net cash provided by financing activities	9,109	2,526

Net increase/(decrease) in cash, cash equivalents and restricted cash	2,609	(990)
Cash, cash equivalents and restricted cash – beginning of period	5,935	4,125
Cash, cash equivalents and restricted cash – end of period	8,544	3,135

Supplemental schedule of cash flow information
Cash paid for interest	$1	1

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	-	-
Unpaid investments in oil & gas properties	57	587
10% Senior Convertible Bonds converted to shares	*	*
Capitalized convertible bond interest attributed to oil and gas properties	20	10

*	Less than one thousand

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31, 2020	December 31, 2019
	US$ thousands	US$ thousands
Cash and cash equivalents	6,454	4,845
Restricted cash included in fixed short-term bank deposits	2,090	1,090
	8,544	5,935

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 20 years of oil & gas exploration in Israel. As of March 31, 2020, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also have branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning the rig and related equipment and excess inventory, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2020, and 2019, the Company recorded a post-impairment charge of approximately $0 and $163,000, respectively.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

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

Zion and Agile Seismic Processing Services (“ASPS”) are continuing to process and interpret the data set with state-of-the-art technologies allowing for comprehensive imaging at depth. Zion’s previous 2-D data sets have been added into the 3-D volume allowing for further verification. Our estimated completion date for the final volume is mid-May 2020 due to circumstances brought on by the coronavirus pandemic which are beyond the control of both Zion and ASPS. While both parties are continuing to review and finalize the data, the timeframes are lengthened due to the current work environment. Our questions from the MJ#1 well are being correlated with the 3-D data set to provide potential solutions on a go forward basis.

Megiddo-Jezreel Petroleum License, No. 401 (“MJL”)

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The current scheduled date of termination is December 2, 2020. The Megiddo-Jezreel License lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

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

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the year ending December 31, 2020 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2020, the Company incurred a net loss of approximately $1.61 million and had an accumulated deficit of approximately $207.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 10,593,488 and 9,800,750 Common Stock equivalents in the three-month period ended March 31, 2020 and 2019 respectively, would be anti-dilutive.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2020, and 2019, the Company recorded a post-impairment charge of approximately $0 and $163,000, respectively (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $10,860,000 and $10,637,000 as of March 31, 2020, and December 31, 2019, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2020, and December 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

G. Warrants

In connection with the Dividend Reinvestment and Stock Purchase Plan (“DSPP”) financing arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded and accounted as a part of the DSPP investment as additional paid-in capital of the common stock issued. All other warrants are recorded at fair value and expensed over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 3, Stockholders’ Equity.

H. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged. Zion did not have any related party transactions for the periods covered in this report, with the exception of recurring monthly consulting fees paid to certain management personnel.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

I. Recently Adopted Accounting Pronouncements

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

 In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.”

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

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2020 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 7 for more complete details on balances at March 31, 2020, and December 31, 2019.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

J. Depreciation and Accounting for Drilling Rig and Inventory

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

The Drilling Rig will be imported into Israel from Romania, where the Drilling Rig is currently stored. The State of Israel has imposed travel restrictions relating to the Coronavirus outbreak, including a requirement that any person arriving into Israel, including the operating crew for the Drilling Rig, will need to undergo a two week quarantine. In addition, the ports of entry into Israel through which the Drilling rig will need to enter, may be undergoing work disruptions on account of the virus outbreak. Accordingly, it is not possible at the present time to accurately estimate the time or resources that may be necessary to import the Drilling Rig onto the well site or any delay arising as a consequence of the outbreak.

Since the rig was purchased and closed during March 2020, it is sound accounting practice for this purchase to be recorded on Zion’s books as a long term fixed asset. The full purchase price of the drilling rig was $5.6 million, inclusive of approximately $900,000 in spare parts inventory (“spare parts” or “inventory”). The value of the inventory is contained inside the drilling rig and inventory account on the balance sheet and not broken out separately. However, only $4,600,000 of the purchase price is charged to the drilling rig and inventory account. The remaining $1,000,000 represents funds held in escrow until the rig undergoes acceptance testing in Israel. This $1,000,000 is presently on our books as a fixed short term escrow deposit.

In accordance with GAAP accounting rules, per the matching principle, monthly depreciation will be recorded beginning in the month that the asset is “placed in service.” The expectation at this point in time is that this date would be sometime in Q3 2020 (however, this is subject to change given the coronavirus pandemic and other logistical factors). Due to the high quality of the I-35 drilling rig (the rig Zion purchased), we believe that the useful life is 10 years. Furthermore, we believe that straight-line depreciation is the best GAAP accounting method that most appropriately reflects the matching principle.

As mentioned previously, there is approximately $900,000 worth of consumable inventory included in the rig purchase. When the drilling rig and inventory items arrive at the Israeli port or perhaps later at the well site, it is expected that there will be a verification/count of the inventory. Any such physical documentation of such count(s) will be obtained and saved in our files. Zion will also plan to obtain a physical count of the inventory at the end of each quarter, or as close to such date as practical, in accordance with our normal inventory procedures.

Zion will use the First In First Out (“FIFO”) method of accounting for the inventory, meaning that the earliest items purchased will be the first item charged to the well in which the inventory gets consumed.

Zion expects the useful life of the rig to be 10 years. The depreciation method used will be straight line. It is also noteworthy that various components and systems on the rig will be subject to certifications by the manufacturer to ensure that the rig is maintained at optimal levels. Per standard practice in upstream oil and gas, each certification performed on our drilling rig increases the useful life of the rig by five years. The costs of each certification will be added to the drilling rig account and our straight-line amortization will be adjusted accordingly.

Note 3 - Stockholders’ Equity

A. 2011 Equity Incentive Stock Option Plan

During the three months ended March 31, 2020, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

i.	Options to purchase 110,000 shares of Common Stock to five senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2030. The fair value of the options at the date of grant amounted to approximately $57,000.

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

B. 2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2020, and 2019, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2020 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2019	5,195,250	1.12

Changes during 2020 to:
Granted to employees, officers, directors and others *	110,000	0.01
Expired/Cancelled/Forfeited	(25,000)	0.01
Exercised	(387,500)	0.01
Outstanding, March 31, 2020	4,892,750	1.19
Exercisable, March 31, 2020	4,892,750	1.19

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of March 31, 2020:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	3.62	0.01
—	—	—	—	0.01	5,000	4.20	0.01
—	—	—	—	0.01	20,000	6.17	0.01
—	—	—	—	0.01	130,000	6.75	0.01
—	—	—	—	0.01	60,000	7.04	0.01
—	—	—	—	0.01	40,000	7.50	0.01
—	—	—	—	0.01	97,500	7.75	0.01
—	—	—	—	0.01	25,000	7.76	0.01
—	—	—	—	0.01	30,000	7.91	0.01
—	—	—	—	0.01	6,000	8.01	0.01
—	—	—	—	0.01	25,000	8.77	0.01
—	—	—	—	0.01	50,000	9.08	0.01
—	—	—	—	0.01	95,000	9.25	0.01
—	—	—	—	0.01	10,000	9.42	0.01
—	—	—	—	0.01	205,000	9.46	0.01
—	—	—	—	0.01	435,000	9.63	0.01
—	—	—	—	0.01	85,000	9.76	0.01
—	—	—	—	0.16	340,000	5.69	0.16
—	—	—	—	0.16	150,000	9.69	0.16
—	—	—	—	0.18	25,000	5.67	0.18
—	—	—	—	0.28	25,000	5.42	0.28
—	—	—	—	0.28	25,000	9.42	0.28
—	—	—	—	1.33	25,000	3.07	1.33
—	—	—	—	1.38	108,000	0.76	1.38
—	—	—	—	1.38	105,307	4.76	1.38
—	—	—	—	1.55	400,000	2.18	1.55
—	—	—	—	1.67	340,000	0.50	1.67
—	—	—	—	1.67	405,943	4.51	1.67
—	—	—	—	1.70	218,500	2.72	1.70
—	—	—	—	1.75	400,000	3.27	1.75
—	—	—	—	1.78	25,000	4.43	1.78
—	—	—	—	1.87	25,000	1.84	1.87
—	—	—	—	1.95	25,000	0.01	1.95
—	—	—	—	2.03	25,000	1.08	2.03
—	—	—	—	2.31	400,000	3.76	2.31
				2.61	471,500	1.68	2.61
—	—	—	—	4.15	25,000	4.26	4.15
				0.01-4.15	4,892,750		1.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2020	2019
Weighted-average fair value of underlying stock at grant date	$0.52	$0.42
Dividend yields	—	—
Expected volatility	103%	87%
Risk-free interest rates	1.61%	2.53%
Expected lives (in years)	5.00	5.00
Weighted-average grant date fair value	$0.51	$0.41

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the three months ended March 31 ,
	2020	2019
Weighted-average fair value of underlying stock at grant date	$—	$—
Dividend yields	—	—
Expected volatility	—	—
Risk-free interest rates	—	—
Expected lives (in years)	—	—
Weighted-average grant date fair value	$—	$—

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2020	2019
US$ thousands	US$ thousands
56	15

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2020	2019
US$ thousands	US$ thousands
—	—

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2020	2019
US$ thousands	US$ thousands
—	—

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

The ZNWAB warrants first became exercisable on May 2, 2016 and, in the case of ZNWAC on May 2, 2017 and in the case of ZNWAD on May 2, 2018, at a per share exercise price of $1.00.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

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

 Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

On May 29, 2019, the Company extended the termination date of the ZNWAJ Warrant by one (1) year from the expiration date of October 29, 2020 to October 29, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

 ,

On December 10, 2018, the Company initiated another Unit Option Program, and it terminated on January 23, 2019. The Unit Option Program consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional two hundred and fifty (250) shares of Common Stock at a per share exercise price of $0.01. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.01. The warrant is referred to as “ZNWAK.”

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

For the three months ended March 31, 2020, and 2019, approximately $9,109,000, and $2,528,000 was raised under the DSPP program, respectively.

The company raised approximately $1,404,000 from the period April 1, 2020 through May 6, 2020, under the DSPP program.

The warrants represented by the ticker ZNWAA are tradable on the Nasdaq market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

F. Subscription Rights Offering

On April 2, 2018 the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer & Trust Company, LLC (the “Subscription Agent”), at no cost to the shareholders, of non-transferable Subscription Rights (each “Right” and collectively, the “Rights”) to purchase its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable Subscription Rights, with each Right comprised of one share of the Company Common Stock, par value $0.01 per share (the “Common Stock”) and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right could be exercised or subscribed at a per Right subscription price of $5.00. Each Warrant affords the investor the opportunity to purchase one share of the Company Common Stock at a warrant exercise price of $3.00. The warrant is referred to as “ZNWAI.”

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The 2018 Subscription Rights Offering terminated on May 31, 2018. The Company raised net proceeds of approximately $3,038,000, from the subscription of Rights, after deducting fees and expenses of $243,000 incurred in connection with the rights offering.

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

On May 29, 2019, the Company executed an Amendment to certain Warrant Agent Agreements (the “Agreements”) between the Company and American Stock Transfer& Trust Company, (“AST”).  The Company has implemented Agreements with AST as the Company’s Warrant Agent (the “Warrant Agent”), under a Warrant Agent Agreement dated August 1, 2014 for the Warrant ZNWAA, under a Warrant Agent Agreement dated November 1, 2016 for the Warrant ZNWAE, under a Warrant Agent Agreement dated May 22, 2017 for the Warrant ZNWAF, and under the Warrant Agent Agreement dated December 7, 2018 for the warrant ZNWAK.

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

Pursuant to Section 3.2 of the Warrant Agent Agreements, on May 29, 2019, the Company in its sole discretion extended the duration of the above Warrants by delaying the Expiration Dates and such extension shall be identical in duration among all of the Warrants. The Company extended the duration of the Warrant ZNWAA by one (1) year from the expiration date of January 31, 2020 to January 31, 2021. The Company extended the duration of the Warrant ZNWAD by one (1) year from the expiration date of May 2, 2020 to May 2, 2021. The Company extended the duration of the Warrant ZNWAE by one (1) year from the expiration date of May 1, 2020 to May 1, 2021. The Company extended the duration of the Warrant ZNWAF by one (1) year from the expiration date of August 14, 2020 to August 14, 2021.The Company extended the duration of the Warrant ZNWAH by one (1) year from the expiration date of April 19, 2020 to April 19, 2021. The Company extended the duration of the Warrant ZNWAI by one (1) year from the expiration date of June 29, 2020 to June 29, 2021. The Company extended the duration of the Warrant ZNWAJ by one (1) year from the expiration date of October 29, 2020 to October 29, 2021. The Company extended the duration of the Warrant ZNWAK by one (1) year from the expiration date of February 25, 2020 to February 25, 2021.

H. Warrant Table

The warrants balances at December 31, 2019 and transactions since January 1, 2020 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2020
ZNWAA	$2.00	01/31/2021	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2021	2,144,470	-	(196)	-	2,144,274
ZNWAF	$1.00	08/14/2021	359,585	-	-	-	359,585
ZNWAG	$1.00	01/08/2021	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2021	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2021	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2021	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2021	457,725	-	(6,250)	-	451,475
ZNWAL	$2.00	08/26/2021	517,925	-	-	-	517,925
Outstanding warrants			7,022,070	-	(6,446)	-	7,015,624

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

I. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

		Period of Grant	US$	Expiration Date

ZNWAA Warrants	B	March 2013 – December 2014	2.00	January 31, 2021
ZNWAD Warrants	A,B	January 2015 – March 2016	1.00	May 02, 2021
ZNWAE Warrants	B	November 2016 – March 2017	1.00	May 01, 2021
ZNWAF Warrants	A,B	May 2017 – July 2017	1.00	August 14, 2021
ZNWAG Warrants		October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants	A,B	February 2018	5.00	April 2, 2021
ZNWAI Warrants	A,B	April 2018 – May 2018	3.00	June 29, 2021
ZNWAJ Warrants	B	August 2018 – September 2018	1.00	October 29, 2021
ZNWAK Warrants	B	December 2018 – January 2019	0.01	February 25, 2021
ZNWAL Warrants		July 2019 – August 2019	2.00	August 26, 2021

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018
A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2020	December 31, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,227	1,227
Capitalized salary costs	1,805	1,759
Capitalized interest costs	1,010	990
Legal and seismic costs, license fees and other preparation costs	6,786	6,636
Other costs	32	25
	10,860	10,637

Impairment of unproved oil and gas properties comprised as follows:

	March 31, 2020	March 31, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	142
Other costs	-	21
	-	163

Changes in Unproved oil and gas properties during the three months ended March 31, 2020 and 2019 are as follows:

	March 31, 2020	March 31, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	-
Capitalized salary costs	46	46
Capitalized interest costs	20	10
Legal costs, license fees and other preparation costs	150	128
Other costs	7	2
	*223	*186

*	Inclusive of non-cash amounts of approximately $77,000, and $597,000 during the three months ended March 31, 2020, and 2019, respectively

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of convertible bonds or “Notes” in connection with the rights offering. The Company received net proceeds of approximately $3,334,000, from the issuance of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the offering. These costs have been discounted as deferred offering costs.

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

During the three months ended March 31, 2020 and 2019, the Company recorded approximately $6,000 and $6,000, respectively, in amortization expense related to the deferred financing costs, approximately$116,000 and $93,000, respectively, in debt discount amortization net, and approximately $4,000 and $1,000, respectively, related to financing gains associated with Notes converted to shares. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

On May 4, 2020, the Company paid its annual 10% interest to its bondholders of record on April 20, 2020. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $0.182 was determined based on the 30 trading days prior to the record date of April 20, 2020. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 1.781,504 shares to the accounts of its bondholders.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three months ended March 31, 2020 and 2019, approximately 39 and 10 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 1,700 and 440 shares of its Common Stock during the same period, respectively, and recorded approximately $4,000 and $1,000 in financial income during the same period.

	March 31, 2020	December 31, 2019
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(523)	$(639)
Bonds converted to shares	$(224)	$(221)
Offering cost, net	$(30)	$(36)
10% senior Convertible bonds – Long Term Liability	$2,693	$2,574

Capitalized interest for the three months ended March 31, 2020 and 2019, was $20,000 and $10,000, respectively.

Interest expenses for the three months ended March 31, 2020 and 2019, was $61,000 and $71,000, respectively.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of March 31, 2020, the Company’s liabilities that are measured at fair value are as follows:

	March 31, 2020		December 31, 2019
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	113	113	129	129

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of the derivative liability during 2020 is as follows:

US$ thousands

Derivative liability fair value at December 31, 2019	129
Gain on derivative liability	(16)
Derivative liability fair value at March 31, 2020	113

The following table presents the assumptions that were used for the model as of March 31, 2020:

	March 31, 2020	December 31, 2019
Convertible Option Fair Value of approximately	$113,000	$129,000
Annual Risk-free Rate	0.17%	1.59%
Volatility	115.23%	121.68%
Expected Term (years)	1.09	1.34
Convertible Notes Face Value	$3,245,600	$3,249,500
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$0.17	$0.17

During the three months ended March 31, 2020, and 2019, the Company recorded unrealized gains (losses) of approximately $16,000, net, and ($378,000), net, respectively, within the Statements of Operations on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 – Right of use leases assets and leases obligations

The Company is a lessee in several non-cancelable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of March 31, 2020:

	March 31, 2020	December 31, 2019
	US$ thousands	US$ thousands

Operating lease assets	$582	$634

Operating lease liabilities:
Current operating lease liabilities	$240	$239
Non-current operating lease liabilities	$377	$450
Total operating lease liabilities	$617	$689

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2020 are:

March 31, 2020
Weighted average remaining lease term (years)	3.1
Weighted average discount rate	6.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated condensed balance sheets as of March 31, 2020:

US$ thousands

April 1, 2020 through December 31, 2020	267
2021	158
2022	137
2023	114
2024	-
Thereafter	-
Total undiscounted future minimum lease payments	676
Less: portion representing imputed interest	(49)
Total undiscounted future minimum lease payments	617

Operating lease costs were $61,000 and $68,000 for the three months ended March 31, 2020, and 2019, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $67,000 and $71,000 for the three months ended March 31, 2020, and 2019, respectively, and this amount is included in operating activities in the statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $0 and $824,000 for the three months ended March 31, 2020 and 2019, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

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

B. Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss. On April 29, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on May 29, 2019 Defendants filed a Reply to Plaintiffs’ Response. On March 4, 2020, the Court granted Defendants’ Motion and dismissed all claims granting Plaintiffs leave to amend.  On March 30, 2020, the Lead Plaintiffs voluntarily dismissed the Class Action with prejudice as to the Company and all other defendants.

The Company disputed the above claims and made an advance deposit of $500,000 in 2018 to defense counsel for the cost of defending the litigation. The Company carries insurance that is applicable to these claims. As of March 31, 2020, the Company is owed $140,000 from its defense counsel pertaining to the above legal claims.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws.  The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board has hired an outside firm to investigate the claims made against certain of the Company’s current and former officers and directors.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

C. Recent Market Conditions – Coronavirus Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February and March, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, required workforces to work from home. As of the date of this report, our employees are working from home. However, while there are various uncertainties to navigate, the Company’s business activities are continuing. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or work from home arrangements.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

The full extent of COVID-19’s impact on our operations and financial performance depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others.

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

D. Bank Guarantees

As of March 31, 2020, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,009,000) and others (approximately $84,000) with respect to its drilling operation in an aggregate amount of approximately $1,093,000. The Company also paid $1,000,000 to its escrow agent with respect to the purchase of a drilling rig in March 2020. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through March 31, 2020, the USD has fluctuated by approximately 3.2% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2020, we had cash, cash equivalents and short-term bank deposits of approximately $7,544,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2020, exclusive of funds at US banks that earn no interest, was approximately .52%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i) Approximately $1,404,000 was collected through the Company’s DSPP program during the period April 1 through May 6, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	The going concern qualification in our financial statements;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to meet the requisite listing requirements by Nasdaq to regain compliance and remain listed on the Nasdaq Capital Market;

●	the outcome of the current SEC investigation;

●	our ability to obtain new license areas to continue our petroleum exploration program;

●	interruptions and other adverse impacts of the coronavirus pandemic on our planned operations and our capital raising efforts, including those related to the importation into Israel of our newly acquired drilling rig and the operating crew necessary to operate the rig;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our ability to maintain or obtain new exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	The impact of falling oil and gas prices on our exploration efforts.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2020, and 2019, the Company recorded a post-impairment charge of approximately $0 and $163,000, respectively.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which may support further evaluation and potential further exploration efforts within our License area.

As a result of the information gained drilling the MJ#1 well, Zion believed it was prudent and consistent with good industry practice to try and answer some of the questions raised by the drilling with a focused 3D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. See the discussion under Summary of Current and Former Company License Areas.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2020, and 2019, the Company recorded a post-impairment charge of approximately $0 and $163,000, respectively.

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

Zion completed all of the land compensation for the 3-D survey in November 2019. All land parcels and the kibbutz have approved the completion of the geophysical survey. Subsequently, the Contractor demobilized the equipment from Israel to Europe. All field data from acquisition was delivered to Dallas, Texas and the Ministry of Energy in Israel. Additionally, the final acquisition reports from the Contractor and Zion were delivered to the Ministry of Energy in December 2019 per the guidelines enacted in July 2019.

Zion and Agile Seismic Processing Services (“ASPS”) are continuing to process and interpret the data set with state-of-the-art technologies allowing for comprehensive imaging at depth. Zion’s previous 2-D data sets have been added into the 3-D volume allowing for further verification. Our estimated completion date for the final volume is mid-May 2020 due to circumstances brought on by the coronavirus pandemic which are beyond the control of both Zion and ASPS. While both parties are continuing to review and finalize the data, the timeframes are lengthened due to the current work environment. Our questions from the MJ#1 well are being correlated with the 3-D data set to provide potential solutions on a go forward basis.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and excess inventory for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the purchase price. The Closing also took place on March 12, 2020 by the execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through July 10, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. Should we determine in our sole opinion that the drilling rig is not in satisfactory operating condition, then upon notice to the Seller, we and the Seller shall jointly determine if the operating deficiencies identified by us existed prior to the closing of the transaction. If it is determined that these deficiencies existed prior to the closing, then the Seller will undertake to cure the deficiencies within a reasonable time period. If the Seller is unable or unwilling to cure the deficiencies within the time period agrees to between the parties, we may solicit third party bids to repair the deficiencies and the cost thereof shall be paid out of the Holdback Amount.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of March 31, 2020.

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In November 2016, the State of Israel’s Petroleum Commission officially approved Zion’s drilling date and license extension request to December 2, 2017. The current scheduled termination date is December 2, 2020.

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

Please see Footnote 3E (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific unit programs, dates, and filings during the years 2015 through 2020.

For the three months ended March 31, 2020, approximately $9,109,000 was raised under the DSPP program.

The Warrants balances at December 31, 2019 and transactions since January 1, 2020 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2020
ZNWAA	$2.00	01/31/2021	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2021	2,144,470	-	(196)	-	2,144,274
ZNWAF	$1.00	08/14/2021	359,585	-	-	-	359,585
ZNWAG	$1.00	01/08/2021	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2021	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2021	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2021	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2021	457,725	-	(6,250)	-	451,475
ZNWAL	$2.00	08/26/2021	517,925	-	-	-	517,925
Outstanding warrants			7,022,070	-	(6,446)	-	7,015,624

According to the warrant table, the Company could potentially raise up to approximately $11,356,000 if all outstanding warrants were exercised by its holders.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the three months ended March 31, 2020, and 2019, the Company recorded a post-impairment charge of approximately $0 and $163,000, respectively.

The total net book value of our unproved oil and gas properties under the full cost method was $10,860,000 at March 31, 2020.

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

RESULTS OF OPERATIONS

	For the three months ended March 31,
	2020	2019
	(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	975	926
Impairment of unproved oil and gas properties	-	163
Other	468	555
Subtotal Operating costs and expenses	1,443	1,644

(Gain) loss on derivative liability	(16)	378

Other expense, net	181	148

Net loss	1,608	2,170

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2020 were $1,443,000 compared to $1,644,000 for the three months ended March 31, 2019. The decrease in operating costs and expenses during the three months ended March 31, 2020 compared to the corresponding period in 2019 is primarily attributable to a decrease in other expenses and a recognition of an impairment charge of $163,000 during Q1 2019, offset by an increase in general and administrative expenses during the three months ended March 31, 2020 compared to the corresponding period in 2019.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2020 were $975,000, compared to $926,000 for the three months ended March 31, 2019. The increase in General and administrative expenses during the three months ended March 31, 2020 is primarily attributable to higher salary expenses compared to the corresponding period in 2019. These expenses were partially offset by a refund of legal fees due Zion from its defense counsel.

Other expense. Other expense during the three months ended March 31, 2020 was $468,000, compared to $555,000 for the three months ended March 31, 2019. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other expenses during the three months ended March 31, 2020 compared to the corresponding period in 2019 is primarily attributable to decreased marketing expenses associated with investor relations activities.

(Gain)loss on derivative liability. (Gain) loss on derivative liability during the three months ended March 31, 2020 was ($16,000), compared to a loss of $378,000 for the three months ended March 31, 2019. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The gain on derivative liability during the three months ended March 31, 2020 compared to the loss on derivative liability during the three months ended March 31, 2019 is primarily due to the decrease in the share price of our common stock that occurred during the three months ended March 31, 2020.

Other expense, net. Other expense, net for the three months ended March 31, 2020 was $181,000, compared to $148,000 for the three months ended March 31, 2019. The increase in other expense, net during the three months ended March 31, 2020 compared to the corresponding period in 2019 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the three months ended March 31, 2020 was $1,608,000 compared to $2,170,000 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three months ended March 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2020, we had approximately $6,454,000 in cash and cash equivalents compared to $4,845,000 at December 31, 2019, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $7,832,000 at March 31, 2020 and $5,012,000 at December 31, 2019.

As of March 31, 2020, we provided bank guarantees to various governmental bodies (approximately $1,009,000) and others (approximately $84,000) in respect of our drilling operation in the aggregate amount of approximately $1,093,000. The Company also paid $1,000,000 to its escrow agent with respect to the purchase of a drilling rig in March 2020. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted, and fixed long-term bank deposits restricted.

During the three months ended March 31, 2020, cash used in operating activities totaled $1,726,000. Cash provided by financing activities during the three months ended March 31, 2020 was $9,109,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities was $4,774,000 for the three months ended March 31, 2020. This was primarily the result of the purchase of the drilling rig, equipment and inventory totaling $4,600,000.

We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,000,000 during the period April 1, 2020 through May 4, 2020, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through December 2020.

The recent outbreak of the coronavirus has to date significantly disrupted business operations and resulted in significantly increased unemployment in the general economy. The extent to which the coronavirus impacts our operations, specifically our capital raising efforts, as well as our ability to continue our exploratory efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

No assurance can be provided that we will be able to raise the needed operating capital required to continue our exploratory efforts or maintain orderly operations.

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

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2020 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through March 31, 2020, the USD has fluctuated by approximately 3.2% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2020, we had cash, cash equivalents and short-term bank deposits of approximately $7,544,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2020, exclusive of funds at US banks that earn no interest, was approximately .52%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2020, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Litigation

Following the commencement of the SEC investigation, on August 9, 2018, a putative class action (the “class action”) Complaint was filed against Zion, Victor G. Carrillo, the Company’s Chief Executive Officer at such time, and Michael B. Croswell Jr., the Company’s Chief Financial Officer (collectively, the “Defendants”) in the U.S. District Court for the Northern District of Texas. On November 16, 2018, the Court entered an Order in the class action appointing lead plaintiffs and approving lead counsel and on January 22, 2019, an Amended Complaint was filed. On February 1, 2019, a Corrected Amended Class Action Complaint was filed. The suit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder by the SEC and Section 11 of the Securities Act of 1933 (the “Securities Act”) against all defendants and alleges violations of Section 20(a) of the Exchange Act and Section 15 of the Securities Act against the individual defendants. The alleged class period is from February 13, 2018 through November 20, 2018. On March 13, 2019, a Motion to Dismiss Plaintiffs’ Corrected Amended Complaint was filed on behalf of Zion, Victor Carrillo and Michael B. Croswell, Jr., pleading numerous grounds in support of their Motion to Dismiss. On April 29, 2019 Plaintiffs filed a Response to Defendants’ Motion to Dismiss, and on May 29, 2019 Defendants filed a Reply to Plaintiffs’ Response. On March 4, 2020, the Court granted Defendants’ Motion and dismissed all claims granting Plaintiffs leave to amend.  On March 30, 2020, the Lead Plaintiffs voluntarily dismissed the Class Action with prejudice as to the Company and all other defendants.

The Company disputed the above claims and made an advance deposit of $500,000 in 2018 to defense counsel for the cost of defending the litigation. The Company carries insurance that is applicable to these claims. As of March 31, 2020, the Company is owed $140,000 from its defense counsel pertaining to the above legal claims.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws.  The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board has hired an outside firm to investigate the claims made against certain of the Company’s current and former officers and directors.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

ITEM 1A.	RISK FACTORS

During the quarter ended March 31, 2020, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Purchase and Sale Agreement between Zion Oil & Gas Inc. and Central European Drilling kft (seller), dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to Exhibit 10.7 to the Company annual report on Form 10-K filed on March 27, 2020)

10.2	Bill of Sale between Zion Oil & Gas, Inc. (buyer) and Central European Drilling kft (seller) dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to Exhibit 10.8 to the Company annual report on Form 10-K filed on March 27, 2020)

10.3	Escrow agreement between Zion Oil & Gas, Inc. (buyer), Central European Drilling kft (seller) and American Stock Transfer & Trust LLC (escrow agent) dated March 12, 2020 (incorporated by reference to Exhibit 10.9 to the Company annual report on Form 10-K filed on March 27, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ John M. Brown	By:	/s/ Michael B. Croswell Jr.
	John M. Brown		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 11 2020	Date:	May 11, 2020