Form 10-Q
period 2020-06-30
ZION OIL & GAS INC
filed 2020-08-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2020; or

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

As of August 6, 2020, Zion Oil & Gas, Inc. had outstanding 205,333,221 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	June 30, 2020	December 31, 2019
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	8,288	4,845
Fixed short term bank and escrow deposits – restricted	2,052	1,090
Prepaid expenses and other	430	511
Other deposits	-	197
Governmental receivables	18	34
Other receivables	172	222
Total current assets	10,960	6,899

Unproved oil and gas properties, full cost method (see Note 4)	11,286	10,637

Property and equipment at cost
Net of accumulated depreciation of $531 and $505	93	115

Right of Use Lease Assets (see Note 7)	530	634

Other assets
Drilling rig and related inventory (see note 2J)	4,609	-
Assets held for severance benefits	397	371
Total other assets	5,006	371

Total assets	27,875	18,656

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	119	108
Obligation under capital lease	23	-
Lease obligation – current (see Note 7)	236	239
Asset retirement obligation	571	585
Derivative liability (see Note 6)	181	129
10% Senior convertible bonds, net of unamortized deferred financing cost of $23 and $0 and unamortized debt discount of $422 and $0 at June 30, 2020 and December 31, 2019 respectively (see Note 5)	2,802	-
Accrued liabilities	485	826
Total current liabilities	4,417	1,887

Long-term liabilities
Lease obligation – non-current (see Note 7)	335	450
Obligation under capital lease	-	19
10% Senior convertible bonds, net of unamortized deferred financing cost of $0 and $36 and unamortized debt discount of $0 and $639 at June 30, 2020 and December 31, 2019 respectively (see Note 5 )		2,574
Provision for severance pay	444	402
Total long-term liabilities	779	3,445

Total liabilities	5,196	5,332

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 400,000,000 shares at June 30, 2020: Issued and outstanding: 179,908,354 and 123,973,084 shares at June 30, 2020 and December 31, 2019 respectively	1,799	1,240
Additional paid-in capital	230,220	217,892
Accumulated deficit	(209,340)	(205,808)
Total stockholders’ equity	22,679	13,324

Total liabilities and stockholders’ equity	27,875	18,656

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,113	996	2,088	1,922
Impairment of unproved oil and gas properties	-	65	-	228
Other	577	554	1,045	1,109
Loss from operations	(1,690)	(1,615)	(3,133)	(3,259)

Other income (expense), net
Gain (loss) on derivative liability	(67)	460	(51)	82
Foreign exchange loss	(14)	(6)	(3)	-
Financial expenses, net	(153)	(152)	(345)	(306)

(Loss), gain before income taxes	(1,924)	(1,313)	(3,532)	(3,483)
Income taxes	-	-	-	-

Net (loss), income	(1,924)	(1,313)	(3,532)	(3,483)

Net (loss), gain per share of common stock
Basic and diluted (in US$)	(0.01)	(0.02)	(0.02)	(0.05)

Weighted-average shares outstanding
Basic and diluted (in thousands)	172,361	74,126	155,587	72,073

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the period ended June 30, 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324
Funds received from sale of DSPP units and shares	53,765	537	11,965	—	12,502
Value of bonds converted to shares	1	*	—	—	—
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	388	4	—	—	4
Value of options granted to employees, directors and others as non-cash compensation	—	—	56	—	56
Net loss	—	—	—	(3,532)	(3,532)
Balances as of June 30, 2020	179,909	1,799	230,220	(209,340)	22,679

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of March 31, 2020	164,691	1,647	226,654	(207,416)	20,885
Funds received from sale of DSPP units and shares	13,437	134	3,259	—	3,393
Value of bonds converted to shares	(1)	*	*	—	*
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	—	—	—	—	—
Value of options granted to employees, directors and others as non-cash compensation	—	—	—	—	—
Net loss	—	—	—	(1,924)	(1,924)
Balances as of June 30, 2020	179,909	1,799	230,220	(209,340)	22,679

For the period ended June 30, 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129
Funds received from sale of DSPP units and shares	11,486	115	5,521	—	5,636
Value of bonds converted to shares	5	*	2	—	2
Funds received from option exercises	53	1	—	—	1
Bond interest paid in shares	422	4	323	—	327
Value of options granted to employees, directors and others as non-cash compensation	—	—	40	—	40
Net loss	—	—	—	(3,483)	(3,483)
Balances as of June 30, 2019	78,371	784	209,466	(202,598)	7,652

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of March 31, 2019	71,066	711	206,077	(201,285)	5,503
Funds received from sale of DSPP units and shares	6,878	69	3,039	—	3,108
Value of bonds converted to shares	5	*	2	—	2
Bond interest paid in shares	422	4	323	—	327
Value of options granted to employees, directors and others as non-cash compensation	—	—	25	—	25
Net loss	—	—	—	(1,313)	(1,313)
Balances as of June 30, 2019	78,371	784	209,466	(202,598)	7,652

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2020	2019
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(3,532)	(3,483)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	26	25
Cost of options issued to employees, directors and others as non-cash compensation	56	40
Amortization of debt discount related to convertible bonds	228	189
Non-cash interest expense	101	111
Change in derivative liability	51	(82)
Impairment of unproved oil and gas properties	-	228
Change in assets and liabilities, net:
Other deposits	197	270
Prepaid expenses and other	81	138
Governmental receivables	16	342
Lease obligation – current	(3)	216
Lease obligation – non current	(115)	516
Right of Use Lease Assets	104	(685)
Other receivables	50	28
Severance pay	16	(3)
Accounts payable	(8)	(79)
Asset retirement obligation	(14)	(29)
Accrued liabilities	(210)	(158)
Net cash used in operating activities	(2,956)	(2,416)

Cash flows from investing activities
Acquisition of property and equipment	(4)	(3)
Acquisition of drilling rig and related equipment	(4,609)	-
Investment in unproved oil and gas properties	(526)	(3,157)
Net cash used in investing activities	(5,139)	(3,160)

Cash flows from financing activities
Payments related to capital lease	(6)	(6)
Proceeds from exercise of stock options	4	1
Proceeds from issuance of stock and exercise of warrants	12,502	5,636
Net cash provided by financing activities	12,500	5,631

Net increase in cash, cash equivalents and restricted cash	4,405	55
Cash, cash equivalents and restricted cash – beginning of period	5,935	4,125
Cash, cash equivalents and restricted cash – end of period	10,340	4,180

Supplemental schedule of cash flow information
Cash paid for interest	1	1

Non-cash investing and financing activities:
Convertible Bond interest paid in shares	325	327
Cost of options capitalized to oil & gas properties	-	-
Unpaid investments in oil & gas properties	68	136
10% Senior Convertible Bonds converted to shares	*	2
Capitalized convertible bond interest attributed to oil and gas properties	59	38

*	Less than one thousand

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	8,288	4,845	3,077	2,791
Restricted cash included in fixed short-term bank deposits	2,052	1,090	1,103	1,325
Restricted cash included in fixed long-term bank deposits	-	-	-	9
	10340	5,935	4,180	4,125

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 20 years of oil & gas exploration in Israel. As of June 30, 2020, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also has branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2020, the Company did not record any post-impairment charges. During the three and six months ended June 30, 2019, the Company recorded a post-impairment charge of approximately $65,000 and $228,000, respectively.

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

Zion completed all of the land compensation for the 3-D survey in November 2019. All land parcels and the kibbutz approved the completion of the geophysical survey. Subsequently, the Contractor demobilized the equipment from Israel to Europe. All field data from acquisition was delivered to Dallas, Texas and the Ministry of Energy in Israel. Additionally, the final acquisition reports from the Contractor and Zion were delivered to the Ministry of Energy in December per the guidelines enacted in July 2019. Zion has provided the Ministry of Energy a Time to Depth volume of the 3D data set along with a raw version of time stack data. Multiple velocity runs on the data set are complete and agreed upon by Zion’s geology and geophysics team.

Zion and Agile Seismic Processing Services (“ASPS”) are continuing to process and interpret the data set with state-of-the-art technologies allowing for comprehensive imaging at depth. Zion’s previous 2-D data sets have been added into the 3-D volume allowing for further verification. Zion and ASPS are completing the final version of depth domain data volumes. The final report and data set are anticipated in Q3 2020 pending any further Covid-19 delays and/or logistical issues. Our questions from the MJ#1 well are being correlated with the 3-D data set to provide potential solutions on a go forward basis.

Zion’s in house geology and geophysics team are continuing to map the Jurassic zones within the MJ01 well location. Locations and volumetric analyses are being performed and populated into the 2020 drilling plan for the Ministry of Energy. Larger interpretation of the data set continues over the entire 3D volume with fault mapping/geological verification from MJ01 well log data. The paleo data from MJ01 core samples are being reviewed as well.

The MJ02 drilling plan was submitted to the Ministry of Energy on April 11, 2020 for review and approval. On July 29, 2020, the Ministry of Energy approved our MJ02 drilling plan.

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

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the year ending December 31, 2020 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2020, the Company incurred a net loss of approximately $3.53 million and had an accumulated deficit of approximately $209.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 10,529,736 and 10,589,366 and 9,621,083 and 9,644,820 Common Stock equivalents in the three and six-month period ended June 30, 2020 and 2019 respectively, would be anti-dilutive.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2020, the Company did not record any post-impairment charges. During the three and six months ended June 30, 2019, the Company recorded a post-impairment charge of approximately $65,000 and $228,000, respectively (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $11,286,000 and $10,637,000 as of June 30, 2020, and December 31, 2019, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At June 30, 2020, and December 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

I. Recently Adopted Accounting Pronouncements

ASU 2016-02 and ASU 2018-01 – Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles. These leases have been accounted for under ASU 2016-02 in 2019 and 2020 by establishing a right-of-use asset and a corresponding current lease liability and non-current lease liability. Zion is not subject to any loan covenants and therefore, the increase in assets and liabilities does not have a material impact on its business.

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

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2020 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 7 for more complete details on balances at June 30, 2020, and December 31, 2019.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

J. Depreciation and Accounting for Drilling Rig and Inventory

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and excess inventory for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the purchase price. The Closing anticipated by the Agreement also took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through October 1, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. Should we determine in our sole opinion that the drilling rig is not in satisfactory operating condition, then upon notice to the Seller, we and the Seller shall jointly determine if the operating deficiencies identified by us existed prior to the closing of the transaction. If it is determined that these deficiencies existed prior to the closing, then the Seller will undertake to cure the deficiencies within a reasonable time period. If the Seller is unable or unwilling to cure the deficiencies within the time period agrees to between the parties, we may solicit third party bids to repair the deficiencies and the cost thereof shall be paid out of the Holdback Amount.

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

Since the rig was purchased and closed during March 2020, it is sound accounting practice for this purchase to be recorded on Zion’s books as a long term fixed asset. The full purchase price of the drilling rig was $5.6 million, inclusive of approximately $900,000 in spare parts inventory (“spare parts” or “inventory”). The value of the inventory is contained inside the drilling rig and inventory account on the balance sheet and not broken out separately. However, only $4,600,000 of the purchase price is charged to the drilling rig and inventory account. The remaining $1,000,000 represents funds held in escrow until the rig undergoes acceptance testing in Israel. This $1,000,000 is presently on our books as a fixed short term escrow deposit as of June 30, 2020 and we’ve confirmed this balance with the escrow agent.

The Seller further agreed to allow the Buyer to store the drilling rig on its premises, at Buyer’s risk of loss, at no charge until April 30, 2020. However, due to COVID and worldwide logistical issues, the Seller has agreed to not charge the Buyer any rental fees ($1,500/month) as of June 30, 2020.

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

Note 3 - Stockholders’ Equity

The Company’s shareholders approved to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01, that the Company is authorized to issue from 200,000,000 shares to 400,000,000 shares, effective June 11, 2020.

A. 2011 Equity Incentive Stock Option Plan

During the six months ended June 30, 2020, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

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

During the six months ended June 30, 2019, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation (the exercise of penny stock options are taxable on the date of exercise):

i.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2029. The fair value of the options at the date of grant amounted to approximately $10,000.

i.	Options to purchase 100,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options are exercisable through May 1, 2029. However, the vesting and exercisability of these options is subject to the following schedule: (a) 50,000 options vest on September 1, 2019 and (b) the remaining 50,000 options vest on January 1, 2020. The fair value of the options at the date of grant amounted to $55,000.

B. 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2020, and 2019, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2020 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2019	5,195,250	1.12

Changes during 2020 to:
Granted to employees, officers, directors and others *	110,000	0.01
Expired/Cancelled/Forfeited	(415,000)	1.74
Exercised	(387,500)	0.01
Outstanding, June 30, 2020	4,502,750	1.13
Exercisable, June 30, 2020	4,502,750	1.13

*	The receipt of a stock option grant by the grantee recipient is a non-taxable event according to the Internal Revenue Service. The grantee who later chooses to exercise penny stock options must recognize the market value in income in the year of exercise.

The following table summarizes information about stock options outstanding as of June 30, 2020:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	3.37	0.01
—	—	—	—	0.01	5,000	3.95	0.01
—	—	—	—	0.01	20,000	5.92	0.01
—	—	—	—	0.01	130,000	6.50	0.01
—	—	—	—	0.01	60,000	6.79	0.01
—	—	—	—	0.01	40,000	7.25	0.01
—	—	—	—	0.01	97,500	7.50	0.01
—	—	—	—	0.01	25,000	7.51	0.01
—	—	—	—	0.01	30,000	7.66	0.01
—	—	—	—	0.01	6,000	7.76	0.01
—	—	—	—	0.01	25,000	8.52	0.01
—	—	—	—	0.01	50,000	8.83	0.01
—	—	—	—	0.01	95,000	9.00	0.01
—	—	—	—	0.01	10,000	9.17	0.01
—	—	—	—	0.01	205,000	9.21	0.01
—	—	—	—	0.01	435,000	9.38	0.01
—	—	—	—	0.01	85,000	9.51	0.01
—	—	—	—	0.16	340,000	5.44	0.16
—	—	—	—	0.16	150,000	9.44	0.16
—	—	—	—	0.18	25,000	5.42	0.18
—	—	—	—	0.28	25,000	5.17	0.28
—	—	—	—	0.28	25,000	9.17	0.28
—	—	—	—	1.33	25,000	2.83	1.33
—	—	—	—	1.38	108,000	0.51	1.38
—	—	—	—	1.38	105,307	4.51	1.38
—	—	—	—	1.55	300,000	1.93	1.55
—	—	—	—	1.67	300,000	0.25	1.67
—	—	—	—	1.67	405,943	4.26	1.67
—	—	—	—	1.70	218,500	2.47	1.70
—	—	—	—	1.75	300,000	3.02	1.75
—	—	—	—	1.78	25,000	4.18	1.78
—	—	—	—	2.03	25,000	0.84	2.03
—	—	—	—	2.31	300,000	3.51	2.31
				2.61	471,500	1.43	2.61
—	—	—	—	4.15	25,000	4.01	4.15
				0.01-4.15	4,502,750		1.13

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2020	2019
Weighted-average fair value of underlying stock at grant date	$0.52	$0.53
Dividend yields	—	—
Expected volatility	103%	87%-88%
Risk-free interest rates	1.61%	2.31%-2.53%
Expected lives (in years)	5.00	5.00-5.34
Weighted-average grant date fair value	$0.51	$0.52

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended June 30,
2020	2019
US$ thousands	US$ thousands
—	25

For the six months ended June 30,
2020	2019
US$ thousands	US$ thousands
56	40

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended June 30,
2020	2019
US$ thousands	US$ thousands
—	—

For the six months ended June 30,
2020	2019
US$ thousands	US$ thousands
—	—

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended June 30,
2020	2019
US$ thousands	US$ thousands
—	—

For the six months ended June 30,
2020	2019
US$ thousands	US$ thousands
—	—

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

For the three and six months ended June 30, 2020, approximately $3,393,000, and $12,502,000 were raised under the DSPP program, respectively.

For the three and six months ended June 30, 2019, approximately $3,108,000, and $5,636,000 were raised under the DSPP program, respectively.

The company raised approximately $6,400,000 from the period July 1, 2020 through August 7, 2020, under the DSPP program.

The warrants represented by the ticker ZNWAA are tradeable on the Nasdaq market. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

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

The Warrant ZNWAA had an expiration date of January 31, 2020, Warrant ZNWAD had an has an expiration date of May 2, 2020, Warrant ZNWAE had an expiration date of May 1, 2020, Warrant ZNWAF had an expiration date of August 14, 2020, Warrant ZNWAH had an expiration date of April 19, 2020, Warrant ZNWAI had an expiration date of June 29, 2020, Warrant ZNWAJ had an expiration date of October 29, 2020 and the Warrant ZNWAK had an expiration date of February 25, 2020.

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

H. Warrant Table

The warrants balances at December 31, 2019 and transactions since January 1, 2020 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2020
ZNWAA	$2.00	01/31/2021	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2021	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2021	359,585	-	-	-	359,585
ZNWAG	$1.00	01/08/2021	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2021	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2021	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2021	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2021	457,725	-	(7,300)	-	450,425
ZNWAL	$2.00	08/26/2021	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(7,721)	-	7,014,349

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

I. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

		Period of Grant	US$	Expiration Date

ZNWAA Warrants	B	March 2013 – December 2014	2.00	January 31, 2021
ZNWAD Warrants	A,B	January 2015 – March 2016	1.00	May 02, 2021
ZNWAE Warrants	B	November 2016 – March 2017	1.00	May 01, 2021
ZNWAF Warrants	A,B	May 2017 – July 2017	1.00	August 14, 2021
ZNWAG Warrants		October 2017 – December 2017	1.00	January 08, 2021
ZNWAH Warrants	A,B	February 2018	5.00	April 2, 2021
ZNWAI Warrants	A,B	April 2018 – May 2018	3.00	June 29, 2021
ZNWAJ Warrants	B	August 2018 – September 2018	1.00	October 29, 2021
ZNWAK Warrants	B	December 2018 – January 2019	0.01	February 25, 2021
ZNWAL Warrants		July 2019 – August 2019	2.00	August 26, 2021

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018
A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2020	December 31, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,311	1,227
Capitalized salary costs	1,856	1,759
Capitalized interest costs	1,049	990
Legal and seismic costs, license fees and other preparation costs	7,034	6,636
Other costs	36	25
	11,286	10,637

During the three months ended June 30, 2020 and 2019, Impairment of unproved oil and gas properties comprised as follows:

	June 30, 2020	June 30, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	17
Other costs	-	48
	-	65

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method (cont’d)

During the six months ended June 30, 2020 and 2019, Impairment of unproved oil and gas properties comprised as follows:

	June 30, 2020	June 30, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	159
Other costs	-	69
	-	228

Changes in Unproved oil and gas properties during the six months ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	84	1
Capitalized salary costs	97	89
Capitalized interest costs	59	38
Legal costs, license fees and other preparation costs	398	268
Other costs	11	11
	*649	*407

*	Inclusive of non-cash amounts of approximately $139,000, and $174,000 during the six months ended June 30, 2020, and 2019, respectively

Changes in Unproved oil and gas properties during the three months ended June 30, 2020 and 2019 are as follows:

	June 30, 2020	June 30, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	84	1
Capitalized salary costs	51	43
Capitalized interest costs	39	28
Legal costs, license fees and other preparation costs	248	140
Other costs	4	9
	*426	*221

*	Inclusive of non-cash amounts of approximately $62,000, and $164,000 during the three months ended June 30, 2020, and 2019, respectively

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

During the three and six months ended June 30, 2020, the Company recorded approximately $7,000 and $13,000, respectively, in amortization expense related to the deferred financing costs, approximately$101,000 and $217,000, respectively, in debt discount amortization net, and approximately ($1,000) and $3,000, respectively, related to financing gains (losses) associated with Notes converted to shares.

During the three and six months ended June 30, 2019, the Company recorded approximately $7,000 and $13,000, respectively, in amortization expense related to the deferred financing costs, approximately $94,000 and $187,000, respectively, in debt discount amortization net, and approximately ($1,000) and $10,000, respectively, related to financing gains (losses) associated with Notes converted to shares. The Notes are governed by the terms of the Indenture. The Notes are senior unsecured obligations of the Company and bear interest at a rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes will mature on May 2, 2021, unless earlier redeemed by the Company or converted by the holder.

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

On May 4, 2020, the Company paid its annual 10% interest to its bondholders of record on April 20, 2020. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $0.182 was determined based on the 30 trading days prior to the record date of April 20, 2020. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 1,781,504 shares to the accounts of its bondholders.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three and six months ended June 30, 2020, approximately 8 and 28 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 352 and 1,232 shares of its Common Stock during the same period, respectively, and recorded approximately ($1,000) and $3,000 in financial income (expenses) during the same period.

Through the three and six months ended June 30, 2019, approximately 112 and 122 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 4,928 and 5,368 shares of its Common Stock during the same period, respectively, and recorded approximately $9,000 and $10,000 in financial income during the same period

	June 30, 2020	December 31, 2019
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(422)	$(639)
Bonds converted to shares	$(223)	$(221)
Offering cost, net	$(23)	$(36)
10% senior Convertible bonds – Long Term Liability	$2,802	$2,574

Capitalized interest for the three and six months ended June 30, 2020 were $39,000 and $59,000 compared to $28,000 and $38,000 for the three and six months ended June 30, 2019.

Interest expenses for the three and six months ended June 30, 2020 were $40,000 and $101,000 compared to $54,000 and $111,000 for the three and six months ended June 30, 2019.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of June 30, 2020, the Company’s liabilities that are measured at fair value are as follows:

	June 30, 2020		December 31, 2019
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	181	181	129	129

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of the derivative liability during 2020 is as follows:

US$ thousands

Derivative liability fair value at December 31, 2019	129
Loss on derivative liability	52
Derivative liability fair value at June 30, 2020	181

The following table presents the assumptions that were used for the model as of June 30, 2020:

	June 30, 2020	December 31, 2019
Convertible Option Fair Value of approximately	$181,000	$129,000
Annual Risk-free Rate	0.16%	1.59%
Volatility	126.82%	121.68%
Expected Term (years)	0.84	1.34
Convertible Notes Face Value	$3,246,700	$3,249,500
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$0.30	$0.17

During the three and six months ended June 30, 2020, the Company recorded unrealized losses of approximately $68,000, net, and $52,000, net, respectively, within the Statements of Operations on derivative liability.

During the three and six months ended June 30, 2019, the Company recorded unrealized gains of approximately $460,000, net, and $82,000, net, respectively, within the Statements of Operations on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of June 30, 2020:

	June 30, 2020	December 31, 2019
	US$ thousands	US$ thousands

Operating lease assets	$530	$634

Operating lease liabilities:
Current operating lease liabilities	$236	$239
Non-current operating lease liabilities	$335	$450
Total operating lease liabilities	$571	$689

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2020 are:

June 30, 2020
Weighted average remaining lease term (years)	3.0
Weighted average discount rate	6.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated condensed balance sheets as of June 30, 2020:

US$ thousands

July 1, 2020 through December 31, 2020	261
2021	140
2022	140
2023	82
2024	-
Thereafter	-
Total undiscounted future minimum lease payments	623
Less: portion representing imputed interest	(52)
Total undiscounted future minimum lease payments	571

Operating lease costs were $61,000 and $122,000 for the three and six months ended June 30, 2020, respectively. Operating lease costs were $64,000 and $132,000 for the three and six months ended June 30, 2019, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $67,000 and $134,000 for the three and six months ended June 30, 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $68,000 and $139,000 for the three and six months ended June 30, 2019. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $0 and $0 for the three and six months ended June 30, 2020, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $0 and $819,000 for the three and six months ended June 30, 2019, respectively.

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

The Company disputed the above claims and made an advance deposit of $500,000 in 2018 to defense counsel for the cost of defending the litigation. The Company carries insurance that is applicable to these claims. During May 2020, the Company received a refund of approximately $142,000 from its defense counsel pertaining to the above legal claims.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws.  The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation has concluded and, based on the findings and recommendations of independent counsel, the Board has decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

C. Recent Market Conditions – Coronavirus Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. As of the date of this report, our employees are working from home. However, while there are various uncertainties to navigate, the Company’s business activities are continuing. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or work from home arrangements.

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

The Company believes that these new regulations will result in an increase in the expenditures associated with obtaining new exploration rights and drilling new wells. The Company expects that an additional financial burden could occur as a result of requiring cash reserves that could otherwise be used for operational purposes. In addition, these new regulations are likely to continue to increase the time needed to obtain all of the necessary authorizations and approvals to drill and production test exploration wells.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

D. Bank Guarantees

As of June 30, 2020, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $976,000) and others (approximately $82,000) with respect to its drilling operation in an aggregate amount of approximately $1,058,000. The Company also paid $1,000,000 to its escrow agent with respect to the purchase of a drilling rig in March 2020. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through June 30, 2020, the USD has fluctuated by approximately 0.3% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2020, we had cash, cash equivalents and short-term bank deposits of approximately $10,340,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2020, exclusive of funds at US banks that earn no interest, was approximately .35% and .43%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i) Approximately $6,400,000 was collected through the Company’s DSPP program during the period July 1 through August 7, 2020.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2020, the Company did not record any post-impairment charges. During the three and six months ended June 30, 2019, the Company recorded a post-impairment charge of approximately $65,000 and $228,000, respectively.

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

The Megiddo-Jezreel License is scheduled to expire on December 2, 2020.

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

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres, which currently is scheduled to terminate on December 2, 2020.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2020, the Company did not record any post-impairment charges. During the three and six months ended June 30, 2019, the Company recorded a post-impairment charge of approximately $65,000 and $228,000, respectively.

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

Zion completed all of the land compensation for the 3-D survey in November 2019. All land parcels and the kibbutz approved the completion of the geophysical survey. Subsequently, the Contractor demobilized the equipment from Israel to Europe. All field data from acquisition was delivered to Dallas, Texas and the Ministry of Energy in Israel. Additionally, the final acquisition reports from the Contractor and Zion were delivered to the Ministry of Energy in December per the guidelines enacted in July 2019. Zion has provided the Ministry of Energy a Time to Depth volume of the 3D data set along with a raw version of time stack data. Multiple velocity runs on the data set are complete and agreed upon by Zion’s geology and geophysics team.

Zion and Agile Seismic Processing Services (“ASPS”) are continuing to process and interpret the data set with state-of-the-art technologies allowing for comprehensive imaging at depth. Zion’s previous 2-D data sets have been added into the 3-D volume allowing for further verification. Zion and ASPS are completing the final version of depth domain data volumes. The final report and data set are anticipated in Q3 2020 pending any further Covid-19 delays and/or logistical issues. Our questions from the MJ#1 well are being correlated with the 3-D data set to provide potential solutions on a go forward basis.

Zion’s in house geology and geophysics team are continuing to map the Jurassic zones within the MJ01 well location. Locations and volumetric analyses are being performed and populated into the 2020 drilling plan for the Ministry of Energy. Larger interpretation of the data set continues over the entire 3D volume with fault mapping/geological verification from MJ01 well log data. The paleo data from MJ01 core samples are being reviewed as well.

The MJ02 drilling plan was submitted to the Ministry of Energy on April 11, 2020 for review and approval. On July 29, 2020, the Ministry of Energy approved our MJ02 drilling plan.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, (“Seller”) to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and excess inventory for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. Pursuant to a signed Letter of Intent, we remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the purchase price. The Closing also took place on March 12, 2020 by the execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the Seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through October 1, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. Should we determine in our sole opinion that the drilling rig is not in satisfactory operating condition, then upon notice to the Seller, we and the Seller will jointly determine if the operating deficiencies identified by us existed prior to the closing of the transaction. If it is determined that these deficiencies existed prior to the Closing, then the Seller will undertake to cure the deficiencies within a reasonable time period. If the Seller is unable or unwilling to cure the deficiencies within the time period agreed to between the parties, we may solicit third party bids to repair the deficiencies and the cost thereof shall be paid out of the Holdback Amount.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of June 30, 2020.

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

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary for Zion to conduct a 3-D survey in an area of approximately 72 square kilometers. This required, among others, extensive permitting activities with relevant local landowners, the Israel Land Authority (“ILA”), certain authorities and others, and the seismic survey area may not conclude prior to the beginning of the rainy season in Israel. This in turn would result in additional delay, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

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

For the three and six months ended June 30, 2020, approximately $3,393,000 and $12,502,000 were raised under the DSPP program.

The Warrants balances at December 31, 2019 and transactions since January 1, 2020 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2020
ZNWAA	$2.00	01/31/2021	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2021	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2021	359,585	-	-	-	359,585
ZNWAG	$1.00	01/08/2021	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2021	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2021	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2021	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2021	457,725	-	(7,300)	-	450,425
ZNWAL	$2.00	08/26/2021	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(7,121)	-	7,014,349

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the three and six months ended June 30, 2020, the Company did not record any post-impairment charges. During the three and six months ended June 30, 2019, the Company recorded a post-impairment charge of approximately $65,000 and $228,000, respectively.

The total net book value of our unproved oil and gas properties under the full cost method was $11,286,000 at June 30, 2020.

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

RESULTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,113	996	2,088	1,922
Impairment of unproved oil and gas properties	-	65	-	228
Other	577	554	1,045	1,109
Subtotal Operating costs and expenses	1,690	1,615	3,133	3,259

Loss (Gain) on derivative liability	67	(460)	51	(82)

Other expense (income), net	167	158	348	306

Net loss	1,924	1,313	3,532	3,483

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2020 were $1,690,000 and $3,133,000, respectively, compared to $1,615,000 and $3,259,000 for the three and six months ended June 30, 2019. The operating costs and expenses during the three months ended June 30, 2020 increased only $75,000, or 4.6%, compared to the corresponding periods in 2019 (this is an immaterial variance). The decrease in operating costs and expenses during the six months ended June 30, 2020 compared to the corresponding period in 2019 is primarily attributable to a recognition of an impairment charge during the six months ended June 30, 2019. This was partially offset by an increase in general and administrative expenses during the six months ended June 30, 2020.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2020 were $1,113,000 and $2,088,000, respectively, compared to $996,000 and $1,922,000 for the three and six months ended June 30, 2019. The increase in general and administrative expenses during each of the three and six months ended June 30, 2020 compared to the corresponding periods in 2019 is primarily attributable to higher salary expenses during 2020 compared to the corresponding periods in 2019.

Other expense. Other expenses during the three and six months ended June 30, 2020 were $577,000 and $1,045,000, respectively, compared to $554,000 and $1,109,000 for the three and six months ended June 30, 2019. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the three months ended June 30, 2020 compared to the corresponding periods in 2019 is immaterial ($23,000 or 4.2%). The decrease in other general and administrative expenses during the six months ended June 30, 2020 ($64,000 or 5.2%) compared to the corresponding periods in 2019 is primarily attributable to decreased marketing expenses associated with investor relations activities.

Loss (Gain) on derivative liability. Loss, (Gain) on derivative liability during the three and six months ended June 30, 2020 were $67,000 and $51,000, compared to ($460,000) and ($82,000) for the three and six months ended June 30, 2019. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The loss on derivative liability during the three and six months ended June 30, 2020 compared to the (gain), on derivative liability during the three and six months ended June 30, 2019 is primarily due to the change in the share price of our common stock that occurred during the three and six months ended June 30, 2020.

Other expense, net. Other expense, net for the three and six months ended June 30, 2020 were $167,000 and $348,000, compared to $158,000 and $306,000 for the three and six months ended June 30, 2019. The increase in other expense, net during the three and six months ended June 30, 2020 compared to the corresponding period in 2019 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the three and six months ended June 30, 2020 were $1,924,000 and $3,532,000 compared to $1,313,000 and $3,483,000 for the three and six months ended June 30, 2019. The increase in net loss for 2020 is primarily attributable to the approximately $460,000 and $82,000 gain recognized on derivative liability in the three and six months ended June 30, 2019 compared to a net loss of $67,000 and $51,000 on the derivative liability for the three and six months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the six months ended June 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2020, we had approximately $8,288,000 in cash and cash equivalents compared to $4,845,000 at December 31, 2019, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $6,543,000 at June 30, 2020 and $5,012,000 at December 31, 2019.

As of June 30, 2020, we provided bank guarantees to various governmental bodies (approximately $976,000) and others (approximately $82,000) in respect of our drilling operation in the aggregate amount of approximately $1,058,000. The Company also paid $1,000,000 to its escrow agent with respect to the purchase of a drilling rig in March 2020. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted, and fixed long-term bank deposits restricted. The Company has confirmed that the restricted funds are held by the escrow agent as of June 30, 2020.

During the six months ended June 30, 2020, cash used in operating activities totaled $2,956,000. Cash provided by financing activities during the six months ended June 30, 2020 was $12,500,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities was $5,139,000 for the six months ended June 30, 2020. This was primarily the result of the purchase of the drilling rig, equipment and inventory totaling $4,600,000.

During the six months ended June 30, 2019, cash used in operating activities totaled $2,416,000. Cash provided by financing activities during the six months ended June 30, 2019 was $5,631,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities, primarily for preparatory work for the 3-D seismic shoot in the MJL, and other assets was $3,160,000 for the six months ended June 30, 2019.

We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $6,400,000 during the period July 1, 2020 through August 7, 2020, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $500,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through February 2021.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through June 30, 2020, the USD has fluctuated by approximately 0.3% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2020, we had cash, cash equivalents, and short-term bank deposits/restricted cash of approximately $10,340,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2020, exclusive of funds at US banks that earn no interest, was approximately .35% and .43%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2020, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company disputed the above claims and made an advance deposit of $500,000 in 2018 to defense counsel for the cost of defending the litigation. The Company carries insurance that is applicable to these claims. During May 2020, the Company received a refund of approximately $142,000 from its defense in reconciliation of the advance deposit to actual legal expenses.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws. The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation has concluded and, based on the findings and recommendations of independent counsel, the Board has decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

ITEM 1A.	RISK FACTORS

During the quarter ended June 30, 2020, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Purchase and Sale Agreement between Zion Oil & Gas Inc. and Central European Drilling kft (seller), dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to Exhibit 10.7 to the Company annual report on Form 10-K filed on March 27, 2020)

10.2	Bill of Sale between Zion Oil & Gas, Inc. (buyer) and Central European Drilling kft (seller) dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to Exhibit 10.8 to the Company annual report on Form 10-K filed on March 27, 2020)

10.3	Escrow agreement between Zion Oil & Gas, Inc. (buyer), Central European Drilling kft (seller) and American Stock Transfer & Trust LLC (escrow agent) dated March 12, 2020 (incorporated by reference to Exhibit 10.9 to the Company annual report on Form 10-K filed on March 27, 2020)

10.4	Executive Employment and Retention Agreements (Management Agreements)

(i)	Employment Agreement dated May 1, 2019 and made effective May 1, 2019 between Zion Oil & Gas, Inc. and Robert Dunn

(ii)	First Amendment to Employment Agreement dated June 11, 2020 and made effective June 11, 20202 between Zion Oil & Gas, Inc. and Robert Dunn

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 10 2020	Date:	August 10, 2020