Form 10-Q
period 2020-09-30
ZION OIL & GAS INC
filed 2020-11-12
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2020; or

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

As of November 10, 2020, Zion Oil & Gas, Inc. had outstanding 234,621,569 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	September 30, 2020	December 31, 2019
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	18,621	4,845
Fixed short term bank and escrow deposits – restricted	2,158	1,090
Prepaid expenses and other	617	511
Other deposits	558	197
Governmental receivables	9	34
Other receivables	31	222
Total current assets	21,994	6,899

Unproved oil and gas properties, full cost method (see Note 4)	11,794	10,637

Property and equipment at cost
Net of accumulated depreciation of $541 and $505	88	115

Right of Use Lease Assets (see Note 7)	476	634

Other assets
Drilling rig and related inventory (see note 2J)	4,636	-
Assets held for severance benefits	403	371
Total other assets	5,039	371

Total assets	39,391	18,656

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	165	108
Obligation under capital lease	20	-
Lease obligation – current (see Note 7)	207	239
Asset retirement obligation	571	585
Derivative liability (see Note 6)	131	129
10% Senior convertible bonds, net of unamortized deferred financing cost of $16 and $0 and unamortized debt discount of $325 and $0 at September 30, 2020 and December 31, 2019 respectively (see Note 5)	2,906	-
Accrued liabilities	718	826
Total current liabilities	4,718	1,887

Long-term liabilities
Lease obligation – non-current (see Note 7)	307	450
Obligation under capital lease	-	19
10% Senior convertible bonds, net of unamortized deferred financing cost of $0 and $36 and unamortized debt discount of $0 and $422 at September 30, 2020 and December 31, 2019 respectively (see Note 5)	-	2,574
Provision for severance pay	462	402
Total long-term liabilities	769	3,445

Total liabilities	5,487	5,332

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 400,000,000 shares at September 30, 2020: Issued and outstanding: 231,762,828 and 123,973,084 shares at September 30, 2020 and December 31, 2019 respectively	2,318	1,240
Additional paid-in capital	242,722	217,892
Accumulated deficit	(211,136)	(205,808)
Total stockholders’ equity	33,904	13,324

Total liabilities and stockholders’ equity	39,391	18,656

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,139	1,098	3,227	3,020
Impairment of unproved oil and gas properties	-	86	-	314
Other	563	497	1,608	1,606
Loss from operations	(1,702)	(1,681)	(4,835)	(4,940)

Other income (expense), net
Gain (loss) on derivative liability	49	90	(2)	172
Foreign exchange loss	(4)	(9)	(7)	(9)
Financial expenses, net	(139)	(19)	(484)	(325)

Loss, before income taxes	(1,796)	(1,619)	(5,328)	(5,102)
Income taxes	-	-	-	-

Net loss	(1,796)	(1,619)	(5,328)	(5,102)

Net (loss), gain per share of common stock
Basic and diluted (in US$)	(0.01)	(0.02)	(0.03)	(0.07)

Weighted-average shares outstanding
Basic and diluted (in thousands)	202,877	82,001	171,296	75,657

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324
Funds received from sale of DSPP units and shares	105,354	1,053	24,464	—	25,517
Value of bonds converted to shares	1	*	—	—	—
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	653	7	—	—	7
Value of options granted to employees, directors and others as non-cash compensation	—	—	59	—	59
Net loss	—	—	—	(5,328)	(5,328)
Balances as of September 30, 2020	231,763	2,318	242,722	(211,136)	33,904

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of June 30, 2020	179,909	1,799	230,220	(209,340)	22,679
Funds received from sale of DSPP units and shares	51,589	516	12,499	—	13,015
Funds received from option exercises	265	3	—	—	3
Value of options granted to employees, directors and others as non-cash compensation	—	—	3	—	3
Net loss	—	—	—	(1,796)	(1,796)
Balances as of September 30, 2020	231,763	2,318	242,722	(211,136)	33,904

For the three and nine months ended September 30, 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129
Funds received from sale of DSPP units and shares	22,956	230	8,668	—	8,898
Value of bonds converted to shares	6	*	2	—	2
Funds received from option exercises	68	1	—	—	1
Bond interest paid in shares	422	4	323	—	327
Value of options granted to employees, directors and others as non-cash compensation	—	—	177	—	177
Net loss	—	—	—	(5,102)	(5,102)
Balances as of September 30, 2019	89,857	899	212,750	(204,217)	9,432

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Balances as of June 30, 2019	78,371	784	209,466	(202,598)	7,652
Funds received from sale of DSPP units and shares	11,470	115	3,147	—	3,262
Value of bonds converted to shares	1	*	*	—	*
Funds received from option exercises	15	*	*	—	*
Value of options granted to employees, directors and others as non-cash compensation	—	—	137	—	137
Net loss	—	—	—	(1,619)	(1,619)
Balances as of September 30, 2019	89,857	899	212,750	(204,217)	9,432

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2020	2019
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(5,328)	(5,102)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	36	38
Cost of options issued to employees, directors and others as non-cash compensation	59	177
Amortization of debt discount related to convertible bonds	332	268
Non-cash interest expense	101	49
Change in derivative liability	2	(172)
Impairment of unproved oil and gas properties	-	314
Change in assets and liabilities, net:
Other deposits	(361)	86
Prepaid expenses and other	(106)	218
Governmental receivables	25	7
Lease obligation – current	(32)	224
Lease obligation – non current	(143)	469
Right of use lease assets	158	(639)
Other receivables	191	(203)
Severance pay	28	13
Accounts payable	31	(82)
Asset retirement obligation	(14)	(42)
Accrued liabilities	(125)	(52)
Net cash used in operating activities	(5,146)	(4,429)

Cash flows from investing activities
Acquisition of property and equipment	(9)	(4)
Acquisition of drilling rig and related equipment	(4,636)	-
Investment in unproved oil and gas properties	(880)	(3,940)
Net cash used in investing activities	(5,525)	(3,944)

Cash flows from financing activities
Payments related to capital lease	(9)	(9)
Proceeds from exercise of stock options	7	1
Proceeds from issuance of stock and exercise of warrants	25,517	8,898
Net cash provided by financing activities	25,515	8,890

Net increase in cash, cash equivalents and restricted cash	14,844	517
Cash, cash equivalents and restricted cash – beginning of period	5,935	4,125
Cash, cash equivalents and restricted cash – end of period	20,779	4,642

Supplemental schedule of cash flow information
Cash paid for interest	2	2

Non-cash investing and financing activities:
Convertible Bond interest paid in shares	325	327
Cost of options capitalized to oil & gas properties	-	-
Unpaid investments in oil & gas properties	183	884
10% Senior Convertible Bonds converted to shares	*	2
Capitalized convertible bond interest attributed to oil and gas properties	110	181

*	Less than one thousand

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	18,621	4,845	3,380	2,791
Restricted cash included in fixed short-term bank deposits	2,158	1,090	1,262	1,325
Restricted cash included in fixed long-term bank deposits	-	-	-	9
	20,779	5,935	4,642	4,125

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 20 years of oil & gas exploration in Israel. As of September 30, 2020, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also has branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig and related equipment and excess inventory, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

Zion has the trademark “ZION DRILLING” filed with the United States Patent and Trademark Office. Zion has the trademark filed with the World Intellectual Property Organization in Geneva, Switzerland, pursuant to the Madrid Agreement and Protocol. In addition, Zion has the trademark filed with the Israeli Trademark Office in Israel.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres, which is scheduled to terminate on December 2, 2020, absent an accommodation from the Ministry of Energy. See Item 1A. Risk Factors.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2020, the Company did not record any post-impairment charges. During the three and nine months ended September 30, 2019, the Company recorded a post-impairment charge of approximately $86,000 and $314,000, respectively.

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

Agile Seismic Processing Services (“ASPS”) has completed processing the final data set for interpretation. Agile is now available for after service support if any questions arise. The final processing QC report was provided to Zion by Agile in late Q2 2020.

Zion has provided the Ministry of Energy with the processing reports with the steps completed to date. Zion is on target to provide the required final interpretation report for the November 2020 timeline. The Geology and Geophysics team generated the final interpretation report during Q3 2020.

Zion’s in-house Geology and Geophysics team are continuing on a larger interpretation of 3D areas, along with potential exploration locations located in the western portion of the Megiddo-Jezreel license area.

The MJ02 drilling plan, which anticipates approximately five (5) months to drill and test the well, was approved by the Ministry of Energy on July 29, 2020. The Ministry of Energy also requested the approvals of the Building Planning Commission which Zion obtained in late Q2 2020. See Item 1A. Risk Factors.

Megiddo-Jezreel Petroleum License, No. 401 (“MJL”)

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The current scheduled date of termination is December 2, 2020, absent an accommodation from the Ministry of Energy. The Megiddo-Jezreel License lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary for Zion to conduct a 3D survey in an area of approximately 72 square kilometers. This required, among others, extensive permitting activities with relevant local landowners, the Israel Land Authority (“ILA”), certain authorities and others, and the seismic survey might not conclude prior to the beginning of the rainy season in Israel. This in turn would result in additional delay, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

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

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the year ending December 31, 2020 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2020, the Company incurred a net loss of approximately $5.33 million and had an accumulated deficit of approximately $211.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 10,219,066 and 10,404,146 and 9,836,644 and 10,123,095 Common Stock equivalents in the three and nine month period ended September 30, 2020 and 2019 respectively, would be anti-dilutive.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the Megiddo Jezreel #1 (“MJ #1”) well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2020, the Company did not record any post-impairment charges. During the three and nine months ended September 30, 2019, the Company recorded a post-impairment charge of approximately $86,000 and $314,000, respectively (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $11,794,000 and $10,637,000 as of September 30, 2020, and December 31, 2019, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At September 30, 2020, and December 31, 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

G. Warrants

In connection with the Dividend Reinvestment and Stock Purchase Plan (“DSPP”) financing arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are stand-alone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded and accounted as a part of the DSPP investment as additional paid-in capital of the common stock issued. All other warrants are recorded at fair value and expensed over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 3, Stockholders’ Equity.

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

ASU 2016-15 – “Classification of Certain Cash Receipts and Cash Payments”

In August 2016, the FASB issued AS 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not believe that this ASU has any impact on our financial statements.

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

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2020 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 7 for more complete details on balances at September 30, 2020, and December 31, 2019.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

J. Depreciation and Accounting for Drilling Rig and Inventory

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and excess inventory for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the purchase price. The Closing anticipated by the Agreement also took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through November 30, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. Should we determine in our sole opinion that the drilling rig is not in satisfactory operating condition, then upon notice to the Seller, we and the Seller shall jointly determine if the operating deficiencies identified by us existed prior to the closing of the transaction. If it is determined that these deficiencies existed prior to the closing, then the Seller will undertake to cure the deficiencies within a reasonable time period. If the Seller is unable or unwilling to cure the deficiencies within the time period agrees to between the parties, we may solicit third party bids to repair the deficiencies and the cost thereof shall be paid out of the Holdback Amount.

The drilling rig was shipped from the Port of Constanta, Romania on November 6, 2020 and arrived at the Port of Haifa, Israel on November 11, 2020. Customs documentation and pre- clearance procedures continue with a local broker and agent in Israel. The rig-up drilling crew traveled to Tel Aviv, Israel on October 21, 2020 allowing for the government mandated 14-day quarantine. The crew logistics and quarantine quarters were prepared and later approved by the Ministry of Interior and Health. Covid-19 restrictions are forcing fluid planning and orders from the Health Ministry.

All ancillary rig items have been purchased or rented for the drilling process. Drill bits, casing, logging services, mud-logging and directional drilling have all been secured and master service agreements in place. Well site cellar and conductor pipe/civil works were completed for the MJ02 well and approved by the Ministry of Energy staff after visiting the pad site.

Since the rig was purchased and closed during March 2020, it is sound accounting practice for this purchase to be recorded on Zion’s books as a long term fixed asset. The full purchase price of the drilling rig was $5.6 million, inclusive of approximately $900,000 in spare parts inventory (“spare parts” or “inventory”). The value of the inventory is contained inside the drilling rig and inventory account on the balance sheet and not broken out separately. However, only $4,600,000 of the purchase price is charged to the drilling rig and inventory account. The remaining $1,000,000 represents funds held in escrow until the rig undergoes acceptance testing in Israel. This $1,000,000 is presently on our books as a fixed short term escrow deposit as of September 30, 2020 and we’ve confirmed this balance with the escrow agent.

The Seller further agreed to allow the Buyer to store the drilling rig on its premises, at Buyer’s risk of loss. The Seller has agreed to not charge the Buyer any rental fees ($1,500/month) as of September 30, 2020.

In accordance with GAAP accounting rules, per the matching principle, monthly depreciation will be recorded beginning in the month that the asset is “placed in service.” The expectation at this point in time is that this date would be sometime in Q4 2020 (however, this is subject to change given the coronavirus pandemic and other logistical factors). Due to the high quality of the I-35 drilling rig (the rig Zion purchased), we believe that the useful life is 10 years. Furthermore, we believe that straight-line depreciation is the best GAAP accounting method that most appropriately reflects the matching principle.

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

A. 2011 Equity Incentive Stock Option Plan

During the nine months ended September 30, 2020, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation:

i.	Options to purchase 110,000 shares of Common Stock to five senior officers at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2030. The fair value of the options at the date of grant amounted to approximately $57,000.

ii.	Options to purchase 10,000 shares of Common Stock were granted to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2030. The fair value of the options at the date of grant amounted to approximately $2,000.

During the nine months ended September 30, 2019, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase as non-cash compensation:

i.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2029. The fair value of the options at the date of grant amounted to approximately $10,000.

ii.	Options to purchase 100,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options are exercisable through May 1, 2029. However, the vesting and exercisability of these options is subject to the following schedule: (a) 50,000 options vest on September 1, 2019 and (b) the remaining 50,000 options vest on January 1, 2020. The fair value of the options at the date of grant amounted to $55,000.

iii	Options to purchase 100,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through July 1, 2029. The fair value of the options at the date of grant amounted to approximately $35,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

iv.	Options to purchase 10,000 shares of Common Stock were granted to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2029. The fair value of the options at the date of grant amounted to approximately $3,000.

v.	Options to purchase 25,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.28 per share. The options vested upon grant and are exercisable through September 3, 2029. The fair value of the options at the date of grant amounted to approximately $7,000.

vi.	Options to purchase 215,000 shares of Common Stock were granted to 10 staff members and consultants at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 18, 2029. The fair value of the options at the date of grant amounted to approximately $65,000.

B. 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2020, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

During the nine months ended September 30, 2019, the Company grant the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

i.	Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $0.28 per share. The options vested upon grant and are exercisable through September 3, 2025. The fair value of the options at the date of grant amounted to approximately $7,000.

C. Stock Options

The stock option transactions since January 1, 2020 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2019	5,195,250	1.12

Changes during 2020 to:
Granted to employees, officers, directors and others	120,000	0.01
Expired/Cancelled/Forfeited	(605,000)	1.77
Exercised	(652,500)	0.01
Outstanding, September 30, 2020	4,057,750	1.17
Exercisable, September 30, 2020	4,057,750	1.17

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2020:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	3.12	0.01
—	—	—	—	0.01	5,000	3.70	0.01
—	—	—	—	0.01	20,000	5.67	0.01
—	—	—	—	0.01	130,000	6.25	0.01
—	—	—	—	0.01	60,000	6.54	0.01
—	—	—	—	0.01	40,000	7.00	0.01
—	—	—	—	0.01	97,500	7.25	0.01
—	—	—	—	0.01	25,000	7.26	0.01
—	—	—	—	0.01	30,000	7.41	0.01
—	—	—	—	0.01	6,000	7.51	0.01
—	—	—	—	0.01	25,000	8.26	0.01
—	—	—	—	0.01	50,000	8.58	0.01
—	—	—	—	0.01	10.000	8.92	0.01
—	—	—	—	0.01	125,000	8.96	0.01
—	—	—	—	0.01	370,000	9.13	0.01
—	—	—	—	0.01	60,000	9.26	0.01
—	—	—	—	0.01	10,000	9.92	0.01
—	—	—	—	0.16	340,000	5.19	0.16
—	—	—	—	0.16	150,000	9.19	0.16
—	—	—	—	0.18	25,000	5.17	0.18
—	—	—	—	0.28	25,000	4.92	0.28
—	—	—	—	0.28	25,000	8.92	0.28
—	—	—	—	1.33	25,000	2.57	1.33
—	—	—	—	1.38	108,000	0.26	1.38
—	—	—	—	1.38	105,307	4.26	1.38
—	—	—	—	1.55	250,000	1.68	1.55
—	—	—	—	1.67	260,000	0.01	1.67
—	—	—	—	1.67	405,943	4.01	1.67
—	—	—	—	1.70	218,500	2.22	1.70
—	—	—	—	1.75	250,000	2.76	1.75
—	—	—	—	1.78	25,000	3.93	1.78
—	—	—	—	2.03	25,000	0.58	2.03
—	—	—	—	2.31	250,000	3.25	2.31
				2.61	471,500	1.18	2.61
—	—	—	—	4.15	25,000	3.76	4.15
				0.01-4.15	4,057,750		1.17

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2020	2019
Weighted-average fair value of underlying stock at grant date	$0.50	$0.37
Dividend yields	—	—
Expected volatility	90%-103%	87%-110%
Risk-free interest rates	0.26%-1.61%	1.35%-2.53%
Expected lives (in years)	5.00	3.00-5.34
Weighted-average grant date fair value	$0.49	$0.36

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2020	2019
Weighted-average fair value of underlying stock at grant date	$—	$0.31
Dividend yields	—	—
Expected volatility	—	81%
Risk-free interest rates	—	1.80%
Expected lives (in years)	—	10
Weighted-average grant date fair value	$—	$0.30

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended September 30,
2020	2019
US$ thousands	US$ thousands
3	134

For the nine months ended September 30,
2020	2019
US$ thousands	US$ thousands
59	174

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended September 30,
2020	2019
US$ thousands	US$ thousands
—	3

For the nine months ended September 30,
2020	2019
US$ thousands	US$ thousands
—	3

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended September 30,
2020	2019
US$ thousands	US$ thousands
—	—

For the nine months ended September 30,
2020	2019
US$ thousands	US$ thousands
—	—

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

On September 15, 2020, the Company extended the termination date of the ZNWAD Warrant by two (2) years from the expiration date of May 2, 2021 to May 2, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWAE warrants became exercisable on May 1, 2017 and continued to be exercisable through May 1, 2020 at a per share exercise price of $1.00.

On May 29, 2019, the Company extended the termination date of the ZNWAE Warrant by one (1) year from the expiration date of May 1, 2020 to May 1, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On September 15, 2020, the Company extended the termination date of the ZNWAE Warrant by two (2) years from the expiration date of May 1, 2021 to May 1, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

All ZNWAF warrants became exercisable on August 14, 2017 and continued to be exercisable through August 14, 2020 at a per share exercise price of $1.00.

On May 29, 2019, the Company extended the termination date of the ZNWAF Warrant by one (1) year from the expiration date of August 14, 2020 to August 14, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On September 15, 2020, the Company extended the termination date of the ZNWAF Warrant by two (2) years from the expiration date of August 14, 2021 to August 14, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On September 15, 2020, the Company extended the termination date of the ZNWAH Warrant by two (2) years from the expiration date of April 2, 2021 to April 2, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The warrants became exercisable on October 29, 2018 and continued to be exercisable through October 29, 2020 at a per share exercise price of $1.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of October 29, 2019 to October 29, 2020.

On May 29, 2019, the Company extended the termination date of the ZNWAJ Warrant by one (1) year from the expiration date of October 29, 2020 to October 29, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On September 15, 2020, the Company extended the termination date of the ZNWAJ Warrant by two (2) years from the expiration date of October 29, 2021 to October 29, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The warrants became exercisable on February 25, 2019 and continued to be exercisable through February 25, 2020 at a per share exercise price of $0.01.

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

On September 15, 2020, the Company extended the termination date of the ZNWAK Warrant by two (2) years from the expiration date of February 25, 2021 to February 25, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On September 15, 2020, the Company extended the termination date of the ZNWAL Warrant by two (2) years from the expiration date of August 26, 2021 to August 26, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

For the three and nine months ended September 30, 2020, approximately $13,015,000, and $25,517,000 were raised under the DSPP program, respectively.

For the three and nine months ended September 30, 2019, approximately $3,262,000, and $8,898,000 were raised under the DSPP program, respectively.

The company raised approximately $1,753,000 from the period October 1, 2020 through November 11, 2020, under the DSPP program.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQX market under the symbol ZNOGW. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-Q, are not tradeable and are used internally for classification and accounting purposes only.

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

On September 15, 2020, the Company extended the termination date of the ZNWAI Warrant by two (2) years from the expiration date of June 29, 2021 to June 29, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

G. Warrant Table

The warrants balances at December 31, 2019 and transactions since January 1, 2020 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2020
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,585	-	-	-	359,585
ZNWAG	$1.00	01/08/2023	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2023	457,725	-	(17,700)	-	440,025
ZNWAL	$2.00	08/26/2023	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(18,121)	-	7,003,949

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

H. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

		Period of Grant	US$	Expiration Date

ZNWAA Warrants	B ,C	March 2013 – December 2014	2.00	January 31, 2023
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C	October 2017 – December 2017	1.00	January 08, 2023
ZNWAH Warrants	A,B,C	February 2018	5.00	April 2, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018
A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the termination date of the Warrants by two (2) years.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2020	December 31, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,390	1,227
Capitalized salary costs	1,912	1,759
Capitalized interest costs	1,100	990
Legal and seismic costs, license fees and other preparation costs	7,352	6,636
Other costs	40	25
	11,794	10,637

During the three and nine months ended September 30, 2020 and 2019, Impairment of unproved oil and gas properties comprised as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	85	-	244
Other costs	-	1	-	70
	-	86	-	314

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method (cont’d)

Changes in Unproved oil and gas properties during the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	79	4	163	5
Capitalized salary costs	56	47	153	136
Capitalized interest costs	51	143	110	181
Legal costs, license fees and other preparation costs	318	1,387	716	1,655
Other costs	4	7	15	18
	508	*1,588	*1,157	*1,995

*	Inclusive of non-cash amounts of approximately $154,000, and $891,000 during the three months ended September 30, 2020, and 2019, respectively
*	Inclusive of non-cash amounts of approximately $293,000, and $1,065,000 during the nine months ended September 30, 2020, and 2019, respectively

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

During the three and nine months ended September 30, 2020, the Company recorded approximately $7,000 and $20,000, respectively, in amortization expense related to the deferred financing costs, approximately $97,000 and $314,000, respectively, in debt discount amortization net, and approximately $0 and $3,000, respectively, related to financing gains associated with Notes converted to shares.

During the three and nine months ended September 30, 2019, the Company recorded approximately $7,000 and $20,000, respectively, in amortization expense related to the deferred financing costs, approximately $72,000 and $259,000, respectively, in debt discount amortization net, and approximately $1,000 and $11,000, respectively, related to financing gains associated with Notes converted to shares.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three and nine months ended September 30, 2020, 0 and 28 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 0 and 1,232 shares of its Common Stock during the same period, respectively, and recorded approximately $0 and $3,000 in financial income during the same period.

Through the three and nine months ended September 30, 2019, 16 and 138 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 704 and 6,072 shares of its Common Stock during the same period, respectively, and recorded approximately $1,000 and $11,000 in financial income during the same period.

	September 30, 2020	December 31, 2019
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(325)	$(639)
Bonds converted to shares	$(223)	$(221)
Offering cost, net	$(16)	$(36)
10% senior Convertible bonds – Long Term Liability	$2,906	$2,574

Capitalized interest for the three and nine months ended September 30, 2020 were $51,000 and $110,000 compared to $143,000 and $181,000 for the three and nine months ended September 30, 2019.

Interest expenses for the three and nine months ended September 30, 2020 were $31,000 and $132,000 compared to $0 and $49,000 for the three and nine months ended September 30, 2019.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of September 30, 2020, the Company’s liabilities that are measured at fair value are as follows:

	September 30, 2020		December 31, 2019
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	131	131	129	129

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of the derivative liability during 2020 is as follows:

US$ thousands

Derivative liability fair value at December 31, 2019	129
Loss on derivative liability	2
Derivative liability fair value at September 30, 2020	131

The following table presents the assumptions that were used for the model as of September 30, 2020:

	September 30, 2020	December 31, 2019
Convertible Option Fair Value of approximately	$131,000	$129,000
Annual Risk-free Rate	0.11%	1.59%
Volatility	145.85%	121.68%
Expected Term (years)	0.59	1.34
Convertible Notes Face Value	$3,246,700	$3,249,500
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$0.23	$0.17

During the three and nine months ended September 30, 2020, the Company recorded unrealized gains (losses) of approximately $49,000, net, and ($2,000), net, respectively, within the Statements of Operations on derivative liability.

During the three and nine months ended September 30, 2019, the Company recorded unrealized gains of approximately $90,000, net, and $172,000, net, respectively, within the Statements of Operations on derivative liability. A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Note 7 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of September 30, 2020:

	September 30, 2020	December 31, 2019
	US$ thousands	US$ thousands

Operating lease assets	$476	$634

Operating lease liabilities:
Current operating lease liabilities	$207	$239
Non-current operating lease liabilities	$307	$450
Total operating lease liabilities	$514	$689

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2020 are:

September 30, 2020
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	6.0%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated condensed balance sheets as of September 30, 2020:

US$ thousands

October 1, 2020 through December 31, 2020	229
2021	141
2022	141
2023	47
2024	-
Thereafter	-
Total undiscounted future minimum lease payments	558
Less: portion representing imputed interest	(44)
Total undiscounted future minimum lease payments	514

Operating lease costs were $61,000 and $183,000 for the three and nine months ended September 30, 2020, respectively. Operating lease costs were $64,000 and $196,000 for the three and nine months ended September 30, 2019, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $69,000 and $203,000 for the three and nine months ended September 30, 2020, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $69,000 and $208,000 for the three and nine months ended September 30, 2019. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $0 and $0 for the three and nine months ended September 30, 2020, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $0 and $819,000 for the three and nine months ended September 30, 2019, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies

A. Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the SEC informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Prior to its receipt of the subpoena, there had been no previous communication between Zion and the SEC on this issue and was unaware of this investigation. The SEC stated at that time “the investigation and the subpoena do not mean that we have concluded that Zion or anyone else has violated the law.” To date, Zion has fully cooperated with the SEC and will continue to do so in the future. Zion cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

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

On August 9, 2019, Zion received two (2) additional shareholder requests from the same law firm to inspect books and records pursuant to section 220 of the Delaware General Corporation Law for the purpose of investigating potential corporate mismanagement and alleged breaches of fiduciary duty in connection with public statements made by the Company from February 1, 2018 to present. Following discussion with counsel to the shareholder, the Company’s counsel produced materials responsive to the shareholders’ request in January 2020.

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws.  The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation has concluded and, based on the findings and recommendations of independent counsel, the Board has decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand. The Company responded to this request in August 2020.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

C. Recent Market Conditions – Coronavirus Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. As of the date of this report, many of our employees are working from home. However, while there are various uncertainties to navigate, the Company’s business activities are continuing. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or work from home arrangements.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

E. Bank Guarantees

As of September 30, 2020, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,058,000) and others (approximately $83,000) with respect to its drilling operation in an aggregate amount of approximately $1,141,000. The Company also deposited $1,000,000 with its escrow agent with respect to the purchase of a drilling rig in March 2020 and subsequent acceptance testing. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

F. Risks

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through September 30, 2020, the USD has fluctuated by approximately 0.4% against the NIS (the USD has weakened relative to the NIS). Also, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2020, we had cash, cash equivalents and short-term bank deposits of approximately $20,779,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2020, exclusive of funds at US banks that earn no interest, was approximately .35% and .43%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i)	On September 2, 2020, Zion began trading its common stock on the OTCQX market under the symbol ZNOG and its warrants under the symbol ZNOGW.

On October 27, 2020, the Nasdaq Stock Market, LLC (the Exchange) filed a Form 25-NSE whereby Nasdaq made a determination to delist the common stock and warrants of Zion Oil & Gas, effective October 16, 2020.

(ii)	Approximately $1,753,000 was collected through the Company’s DSPP program during the period October 1 through November 11, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	The going concern qualification in our financial statements;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to remain compliant with the requisite listing requirements by the OTCQX market;

●	the outcome of the current SEC investigation;

●	interruptions and other adverse impacts of the COVID-19 pandemic on our planned operations and our capital raising efforts, including those related to the importation into Israel of our newly acquired drilling rig and the operating crew necessary to operate the rig;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license areas;

●	our ability to maintain or obtain new exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	The impact of falling oil and gas prices on our exploration efforts.

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 20 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX Market under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2020, the Company did not record any post-impairment charges. During the three and nine months ended September 30, 2019, the Company recorded a post-impairment charge of approximately $86,000 and $314,000, respectively.

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

The Megiddo-Jezreel License is scheduled to expire on December 2, 2020, absent an accommodation from the Ministry of Energy.

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

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

The Company currently holds one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres, which currently is scheduled to terminate on December 2, 2020, absent an accommodation from the Ministry of Energy.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ#1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2020, the Company did not record any post-impairment charges. During the three and nine months ended September 30, 2019, the Company recorded a post-impairment charge of approximately $86,000 and $314,000, respectively.

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

Agile Seismic Processing Services (“ASPS”) has completed processing the final data set for interpretation. Agile is now available for after service support if any questions arise. The final processing QC report was provided to Zion by Agile in late Q2 2020.

Zion has provided the Ministry of Energy with the processing reports with the steps completed to date. Zion is on target to provide the required final interpretation report for the November 2020 timeline. The Geology and Geophysics team generated the final interpretation report during Q3 2020.

Zion’s in-house Geology and Geophysics team are continuing on a larger interpretation of 3D areas, along with potential exploration locations located in the western portion of the Megiddo-Jezreel license area.

The MJ02 drilling plan, which anticipates approximately five (5) months to drill and test the well, was approved by the Ministry of Energy on July 29, 2020. The Ministry of Energy also requested the approvals of the Building Planning Commission which Zion obtained in late Q2 2020.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, (“Seller”) to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and excess inventory for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. Pursuant to a signed Letter of Intent, we remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the purchase price. The Closing also took place on March 12, 2020 by the execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the Seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through November 30, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. Should we determine in our sole opinion that the drilling rig is not in satisfactory operating condition, then upon notice to the Seller, we and the Seller will jointly determine if the operating deficiencies identified by us existed prior to the closing of the transaction. If it is determined that these deficiencies existed prior to the Closing, then the Seller will undertake to cure the deficiencies within a reasonable time period. If the Seller is unable or unwilling to cure the deficiencies within the time period agreed to between the parties, we may solicit third party bids to repair the deficiencies and the cost thereof shall be paid out of the Holdback Amount.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Map 1. Zion’s Megiddo-Jezreel Petroleum Exploration License as of September 30, 2020.

The Megiddo-Jezreel License (No. 401) was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In November 2016, the State of Israel’s Petroleum Commission officially approved Zion’s drilling date and license extension request to December 2, 2017. The current scheduled termination date is December 2, 2020, absent an accommodation from the Ministry of Energy.

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

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License No. 401. The additional time was necessary for Zion to conduct a 3-D survey in an area of approximately 72 square kilometers. This required, among others, extensive permitting activities with relevant local landowners, the ILA, certain authorities and others, and the seismic survey might not conclude prior to the beginning of the rainy season in Israel. This in turn would result in additional delay, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

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

For the three and nine months ended September 30, 2020, approximately $13,015,000 and $25,517,000 were raised under the DSPP program.

The Warrants balances at December 31, 2019 and transactions since January 1, 2020 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2020
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,585	-	-	-	359,585
ZNWAG	$1.00	01/08/2023	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2023	457,725	-	(17,700)	-	440,025
ZNWAL	$2.00	08/26/2023	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(18,121)	-	7,003,949

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

The Impact of COVID-19

Due to the global outbreak of COVID-19, we experienced substantial impacts on our drilling plans. The importation of the exploratory drilling rig we purchased in March 2020 and the operating crew were significantly delayed. These delays prevented us from spudding, drilling and testing the MJ#2 well within the scheduled expiration date of our exploratory license. Originally, we expected to complete the spudding, drilling and testing of the MJ#2 well within the scheduled license expiration date of December 2, 2020. Our drilling rig arrived at the Port of Haifa on November 11, 2020. The operating crew are in Israel and have completed the required quarantine period. See Item 1A Risk Factors.

The scope and duration of any additional disruptions, for example, as a result of governmental “stay at home” orders and the ultimate impacts of COVID-19 on our operations, are currently unknown. We are continuing to actively monitor the situation. We cannot predict the effects that such actions, or the impact of COVID-19 on our current drilling plans, operations and economic conditions, may have on our business, strategy or financial and operating results.

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

During the fourth quarter of 2018, the Company’s testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result of the above determination, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000 (see Note 4). During the three and nine months ended September 30, 2020, the Company did not record any post-impairment charges. During the three and nine months ended September 30, 2019, the Company recorded a post-impairment charge of approximately $86,000 and $314,000, respectively.

The total net book value of our unproved oil and gas properties under the full cost method was $11,794,000 at September 30, 2020.

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

RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(US $ in thousands)		(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,139	1,098	3,227	3,020
Impairment of unproved oil and gas properties	-	86	-	314
Other	563	497	1,608	1,606
Subtotal Operating costs and expenses	1,702	1,681	4,835	4,940

Loss (Gain) on derivative liability	(49)	(90)	2	(172)

Other expense, net	143	28	491	334

Net loss	1,796	1,619	5,328	5,102

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2020 were $1,702,000 and $4,835,000, respectively, compared to $1,681,000 and $4,940,000 for the three and nine months ended September 30, 2019. The operating costs and expenses during the three months ended September 30, 2020 increased only $21,000, or 1.2%, compared to the corresponding periods in 2019 (this is an immaterial variance). The decrease in operating costs and expenses during the nine months ended September 30, 2020 compared to the corresponding period in 2019 is $105,000 (2%) and is primarily attributable to a recognition of an impairment charge during the nine months ended September 30, 2019. This was partially offset by an increase in general and administrative expenses during the nine months ended September 30, 2020.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2020 were $1,139,000 and $3,227,000, respectively, compared to $1,098,000 and $3,020,000 for the three and nine months ended September 30, 2019. The increase in general and administrative expenses during each of the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 is primarily attributable to higher salary expenses during 2020 compared to the corresponding periods in 2019.

Other expense. Other expenses during the three and nine months ended September 30, 2020 were $563,000 and $1,608,000, respectively, compared to $497,000 and $1,606,000 for the three and nine months ended September 30, 2019. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the three months ended September 30, 2020 compared to the corresponding periods in 2019 is primarily attributable to increased marketing expenses associated with investor relations activities. The increase in other general and administrative expenses during the nine months ended September 30, 2020 compared to the corresponding periods in 2019 is immaterial ($2,000 or 0.2%).

Loss (Gain) on derivative liability. Loss, (Gain) on derivative liability during the three and nine months ended September 30, 2020 were ($49,000) and $2,000, compared to ($90,000) and ($172,000) for the three and nine months ended September 30, 2019. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The (gain) loss on derivative liability during the three and nine months ended September 30, 2020 compared to the (gain), on derivative liability during the three and nine months ended September 30, 2019 is primarily due to the change in the share price of our common stock that occurred during the three and nine months ended September 30, 2020.

Other expense, net. Other expense, net for the three and nine months ended September 30, 2020 were $143,000 and $491,000, compared to $28,000 and $334,000 for the three and nine months ended September 30, 2019. The increase in other expense, net during the three and nine months ended September 30, 2020 compared to the corresponding period in 2019 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the three and nine months ended September 30, 2020 was $1,796,000 and $5,328,000 compared to $1,619,000 and $5,102,000 for the three and nine months ended September 30, 2019. The increase in net loss for 2020 is primarily attributable to (Gain) loss on derivative liability and Other expense, net in the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the nine months ended September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2020, we had approximately $18,621,000 in cash and cash equivalents compared to $4,845,000 at December 31, 2019, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $17,276,000 at September 30, 2020 and $5,012,000 at December 31, 2019.

As of September 30, 2020, we provided bank guarantees to various Israeli governmental bodies (approximately $1,058,000) and others (approximately $83,000) in respect of our drilling operation in the aggregate amount of approximately $1,141,000. The Company also paid $1,000,000 to its escrow agent with respect to the purchase of a drilling rig in March 2020. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted, and fixed long-term bank deposits restricted. The Company has confirmed that the restricted funds are held by the escrow agent as of September 30, 2020.

During the nine months ended September 30, 2020, cash used in operating activities totaled $5,146,000. Cash provided by financing activities during the nine months ended September 30, 2020 was $25,515,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities was $5,525,000 for the nine months ended September 30, 2020. This was primarily the result of the purchase of the drilling rig, equipment and inventory.

During the nine months ended September 30, 2019, cash used in operating activities totaled $4,429,000. Cash provided by financing activities during the nine months ended September 30, 2019 was $8,890,000 and is primarily attributable to proceeds received from the DSPP. Net cash used in investing activities, primarily for preparatory work for the 3-D seismic shoot in the MJL, and other assets was $3,944,000 for the nine months ended September 30, 2019.

We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,753,000  during the period October 1, 2020 through November 11, 2020, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,000,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through November 2021.

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

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in planned non-drilling exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through September 30, 2020, the USD has fluctuated by approximately 0.4% against the NIS (the USD has weakened relative to the NIS). Also, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2020, we had cash, cash equivalents, and short-term bank deposits/restricted cash of approximately $20,779,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2020, exclusive of funds at US banks that earn no interest, was approximately .22% and .33%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2020, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, Zion received a subpoena to produce documents from the Fort Worth office of the SEC informing the Company of the existence of a non-public, fact-finding inquiry into the Company. Prior to its receipt, there had been no previous communication between Zion and the SEC on this issue and was unaware of this investigation. The SEC stated at that time “the investigation and the subpoena do not mean that we have concluded that [Zion] or anyone else has violated the law.” To date, Zion has fully cooperated with the SEC and will continue to do so in the future. Zion cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 10, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws. The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation has concluded and, based on the findings and recommendations of independent counsel, the Board has decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand. The Company responded to this request in August 2020.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

ITEM 1A.	RISK FACTORS

An investment in the Company’s Common Stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 27, 2020, in addition to other information contained in our reports and in this quarterly report in evaluating the Company and its business before purchasing shares of our Common Stock. Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks. In addition:

Due to the COVID-19 Pandemic, we have not been able to spud, drill and test our planned exploratory well prior to December 2, 2020, the scheduled expiration date of our sole exploration license. Any disruption of our exploration activities which we plan to commence shortly may have a material adverse effect on our business and prospects.

We currently hold one active petroleum exploration license onshore Israel, the Megiddo-Jezreel License, comprising approximately 99,000 acres.  The license currently is scheduled to expire on December 2, 2020.

Due to extensive delays resulting from the COVID-19 outbreak, we were not able to transport the drilling rig, inventory and related equipment we purchased in March, 2020 into Israel on a timely basis or obtain the required visas for the rig crew to enter Israel.  Accordingly, we were unable to spud the planned MJ #2 well in the second quarter of 2020, as originally scheduled, and complete the drilling and testing of the well within the license's current time frame.  As of the date of this report, the drilling rig arrived at the Port of Haifa on November 11, 2020 and the rig crew is currently in Israel and has satisfied the required quarantine period.

Throughout this period, we have been in continuous and near-daily discussions with the office of the Petroleum Commissioner and advised them of these developments and our updated drilling plans.  On July 29, 2020, the Commissioner's office formally approved our proposed drilling program including a period of approximately five (5) months to drill and test the MJ #2 well. We obtained the required visas for the rig crew to enter Israel in October 2020, and the Commissioner's office inspected and approved the cellar and conductor pipe we installed on the pad site in September 2020.

We are continuing preparations to spud the MJ #2 well as soon. Although the Petroleum Commissioner has been apprised of the foregoing and our revised drilling plans, we have not yet received an extension past the license current expiration date, and we have no assurance we will be granted one Any disruption of our drilling and testing plans may adversely affect our business and prospects.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Purchase and Sale Agreement between Zion Oil & Gas Inc. and Central European Drilling kft (seller), dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to Exhibit 10.7 to the Company annual report on Form 10-K filed on March 27, 2020)

10.2	Bill of Sale between Zion Oil & Gas, Inc. (buyer) and Central European Drilling kft (seller) dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to Exhibit 10.8 to the Company annual report on Form 10-K filed on March 27, 2020)

10.3	Escrow agreement between Zion Oil & Gas, Inc. (buyer), Central European Drilling kft (seller) and American Stock Transfer & Trust LLC (escrow agent) dated March 12, 2020 (incorporated by reference to Exhibit 10.9 to the Company annual report on Form 10-K filed on March 27, 2020)

10.4	Executive Employment and Retention Agreements (Management Agreements) (incorporated by reference to Exhibits 10.4(i) and 10.4(ii) to the Company quarterly report on Form 10-Q filed on August 10 2020)

(i)	Employment Agreement dated May 1, 2019 and made effective May 1, 2019 between Zion Oil & Gas, Inc. and Robert Dunn

(ii)	First Amendment to Employment Agreement dated June 11, 2020 and made effective June 11, 20202 between Zion Oil & Gas, Inc. and Robert Dunn

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 12, 2020	Date:	November 12, 2020