Form 10-K
period 2020-12-31
ZION OIL & GAS INC
filed 2021-03-24
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020

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

(214) 221-4610
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, par value $0.01 per share	OTCQX
(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was approximately $53.3 million. This amount is based on the closing price of registrant’s common stock on the OTCQX Market on that date.

The registrant had 239,385,588 shares of common stock, par value $0.01, outstanding as of March 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2020 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	The going concern qualification in our consolidated financial statements;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQX;

●	the outcome of the current SEC investigation against us;

●	Business interruptions from COVID-19 pandemic;

●	our ability to obtain new license areas to continue our petroleum exploration program;

●	interruptions, increased consolidated financial costs and other adverse impacts of the coronavirus pandemic on the drilling and testing of our MJ#2 well and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	The impact of fluctuating oil and gas prices on our exploration efforts

ii

More specifically, our forward-looking statements may include, among others, statements relating to our schedule, business plan, targets, estimates or results of our applications for new exploration rights and future exploration plans, including the number, timing and results of wells, the timing and risk involved in drilling follow-up wells, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition and interpretation of seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, acreage, working capital requirements, hedging activities, the availability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, all and any other statements regarding future operations, consolidated financial results, business plans and cash needs and other statements that are not historical fact.

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

iii

PART I

ITEM 1.  BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 21 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX Market under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428, which was granted on December 3, 2020 and overlaps the previous Megiddo-Jezreel License 401, comprising approximately 99,000 acres. The terms of the new license are effective through June 2, 2021 and is extendable for a six-month period.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the year ended December 31, 2020, the Company did not record any post-impairment charges. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which would support further evaluation and potential further exploration efforts within our License area. Zion believed it was prudent and consistent with good industry practice to try and answer some of these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. As of the date of this report, Zion has completed all of the acquisition, processing and interpretation of the 3-D data and has incorporated its expanded knowledge base into the drilling of our current drilling MJ-02 exploratory well.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the Purchase Price. The Closing anticipated by the Agreement took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC. On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and the Holdback Amount was remitted to Central European Drilling.

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet) and the drilling is expected to take approximately 150 days.

As of the date of this report, our drilling of the MJ-02 well is continuing as planned.

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

ZION’S CURRENT EXPLORATION LICENSE AREA

Zion currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (covering an area of approximately 99,000 acres – See Map 1). Under Israeli law, Zion has an exclusive right to oil and gas exploration in our license area in that no other company may drill there. In the event we drill an oil or gas discovery in our license area, current Israeli law entitles us to convert the relevant portions of our license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. The New Megiddo License 428 area lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

Map 1. Zion’s New Megiddo Petroleum Exploration License as of December 31, 2020.

Summary of Current and Former Company License Areas

Megiddo-Jezreel Petroleum License

The Megiddo-Jezreel License 401 was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License 401 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In November 2016, the State of Israel’s Petroleum Commission officially approved Zion’s drilling date and license extension request to December 2, 2017.

On January 31, 2019, Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License 401.  The additional time was necessary to finalize the work program. On February 3, 2019 Israel’s Petroleum Commissioner granted Zion’s work program report extension to February 28, 2019, as shown below:

Number	Activity Description	Execution by:
1	Submit program for continuation of work under license	28 February 2019

On February 24, 2019 and thereafter on February 26, 2019 Zion submitted its proposed 2019 Work Program on the Megiddo-Jezreel License 401.

On February 28, 2019 Israel’s Petroleum Commissioner officially approved the revised and updated Work Program on the Megiddo-Jezreel License 401 as shown below:

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

On April 30, 2019 Zion submitted its Application for Extension of Continued Work Program Due Date on the Megiddo-Jezreel License 401. The additional time was necessary for Zion to conduct a 3-D survey in an area of approximately 72 square kilometers. This required, among others, extensive permitting activities with relevant local landowners, the Israel Land Authority (“ILA”), certain authorities and others, and the seismic survey might not conclude prior to the beginning of the rainy season in Israel. This in turn would result in additional delay, as rain and mud are not conducive to the performance of a seismic survey which includes extensive use of vibrators.

Zion proposed new timelines and activity descriptions are shown below:

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

Zion fulfilled all of its commitments and activities per the new timelines shown above.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. The New Megiddo License 428 area is the same area as the Megiddo-Jezreel License 401 area and lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet) and the drilling is expected to take approximately 150 days. As of the date of this report, our drilling of the MJ-02 well is continuing as planned.

Zion’s Former Joseph License

Zion has plugged all of its exploratory wells on its former Joseph License area, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials.

Exploration Plans Going Forward

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log), and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019. During the year ended December 31, 2020, the Company did not record any post-impairment charges.

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

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion believes it is prudent and consistent with good industry practice to try and answer some of these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. Zion has completed all of the acquisition, processing and interpretation of the 3-D data and has incorporated its expanded knowledge base into the drilling of our current MJ-02 exploratory well.

The Geology team is continuing on a larger interpretation of 3-D areas, along with potential exploration locations located in the western portion of the New Megiddo License 428 area.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft (“CED”), a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the Purchase Price. The Closing anticipated by the Agreement took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC.

I-35 Drilling Rig & Associated Equipment

31 December 2020

	12 Month Period 31/12/2020
			Other Drilling
	I-35 Drilling Rig	Rig Spare Parts	Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
31 December 2019	-	-	-	-

Net Purchase Price (1)	4,600	-	-	4,600

Restricted Cash as Holdback in Escrow (1)	500	500	-	1,000

Purchase Price Allocations	(88)	40	48	-

Capitalized Costs (2)	1,481	-	-	1,481

Asset Additions	-	158	329	486

Asset Disposals	-	-	-	-

31 December 2020	6,494	698	376	7,568

(1)	These are the initial cash payments for the purchase of the I-35 drilling rig in early 2020

(2)	Capitalized costs include inspection, quarantine, labor, transportation, insurance, and other costs required to place the I-35 drilling rig in service initially, per GAAP.

On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and the Holdback Amount was remitted to Central European Drilling on January 8, 2021.

As mentioned previously, the MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. The New Megiddo License 428 area is the same area as the Megiddo Jezreel license 401 area and lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet) and the drilling is expected to take approximately 150 days. As of the date of this report, our drilling of the MJ-02 well is continuing as planned.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2019 and 2020:

	2020	2019
	US$ (000)	US$ (000)
I-35 Drilling Rig & Associated Equipment Megiddo License 428	7,568	-
Geological & Geophysical Operations	762	3,119
Equipment purchases	1,241	87
Location construction	236	25
Plug & Abandonment Operations	-	78
Exploratory Drilling Operations	649	1,005
Joseph License (expired on October 10, 2013) Plug & Abandonment Operations	13	-
Asher-Menashe License (expired on June 9, 2014) Plug & Abandonment Operations	-	56

Total	10,469	4,370

Employees & Contractors

As of December 31, 2020, we had 26 employees and contractors of whom all but four are on a full-time basis. Included in this number are certain contractors who provide services to Zion on an ongoing basis. Of the 26 total headcount, 18 work out of our Dallas office and 8 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

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

Israel’s Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law. The administration and implementation of the Petroleum Law are vested in the Minister of Energy (“Energy Minister”), the Petroleum Commissioner and an advisory council. The following discussion includes a brief summary review of certain provisions of the Petroleum Law as currently in effect. This review is not complete, and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

Petroleum resources are owned by the State of Israel, regardless of whether they are located on state lands or the offshore continental shelf. No person is allowed to explore for or produce petroleum without being granted a specific right under the Petroleum Law. Israeli law provides for three types of rights, two relevant to the exploration stage and the third for the production stage.

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

License. The next level of petroleum right is the “license,” bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years, and it may be extended for up to an additional four years (in one year increments). In the event of a discovery, the license may be extended for an additional two years. A license area may not exceed 400,000 dunams (approximately 98,842 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2020 and 2019, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

Corporate tax. Under current Israeli tax laws, whether a company is registered in Israel or is a foreign company operating in Israel through a branch, it is subject to Israeli Companies Tax on its taxable income (including capital gains) from Israeli sources at a flat rate of 23%, effective January 1, 2019.

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

On June 2, 2020, the Energy Ministry issued a guidance document titled “Commissioner for Petroleum Affairs Guidelines: Extraordinary Incidences Report.” These guidelines describe the reporting procedure regarding incidences that are out of the ordinary during pre-drilling, drilling and production activities including incidences that cause bodily injury or damage to property or environment or incidences that are a cause of delay or abort of drilling activities.

On September 15, 2020, the Energy Ministry issued a guidance document titled “Principles for Submission of an Application for a Preliminary Permit with Priority Rights.” Pursuant to this document, applicants for a Preliminary Permit need to comply with more demanding requirements relating to a preliminary permit applicant’s financial capability, experience and access to experienced personnel.

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

Environmental& Safety / Planning & Building

Oil and gas drilling operations could potentially harm the environment if there are polluting spills caused by the loss of well control.  The Petroleum Law and regulations provide that the conduct of petroleum exploration and drilling operations be pursued in compliance with “good oil field practices” and that measures of due care be taken to avoid seepage of oil, gas and well fluids into the ground and from one geologic formation to another. The Petroleum Law and regulations also require that, upon the abandonment of a well, it be adequately plugged and marked. Recently, as a condition for issuing the required permit for the construction of a drilling site, the planning commissions have required the submission of a site remediation plan, subject to approval of the environmental authorities.  Our operations are also subject to claims for personal injury and property damage caused by the release of chemicals or petroleum substances by us or others in connection with the conduct of petroleum operations on our behalf. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries since 2012 as it pertains to oil and gas activities. Mention of these guidelines was included in previous Zion Oil& Gas filings.

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

On February 5, 2014, the Company submitted applications to the Petroleum Commissioner, requesting royalty interest transfers from the Megiddo-Jezreel License 401 of 3% overriding royalties to the Bnei Joseph Amutot and the Abraham Foundation, respectively. On April 8, 2014, the transfers were approved by the Petroleum Commissioner and duly registered.

On January 14, 2021, the Company submitted applications to the Petroleum Commissioner, requesting royalty interest transfers from the New Megiddo License 428 of 3% overriding royalties to each of the Bnei Joseph Amutot and the Abraham Foundation, respectively. The transfers are waiting for approval by the Petroleum Commissioner and for registration.

Subsidiaries

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig and related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $6,996,000 for the year ended December 31, 2020, and $6,693,000 for the year ended December 31, 2019. The audited consolidated financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this prospectus. Our audited consolidated financial statements at December 31, 2020 and 2019 and for the years then ended were prepared assuming that we will continue as a going concern.

Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock in this offering or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

We may not be able to maintain the listing of our common stock on the OTCQX Market, which could adversely affect our liquidity and the trading volume and market price of our common stock, and decrease your investment.

Effective September 3, 2020, our common stock began trading, and is currently listed, on the OTCQX Market. The maintenance requirements for listing are to maintain a minimum bid price of $0.10 per share as of the close of business for at least one of every 30 consecutive calendar days, a market capitalization of at least $5 million for at least one of every 30 consecutive calendar days, and at least two Market Makers publish priced quotations on OTC Link ATS within 90 days of the Company joining OTCQX. In the event that the Company’s bid price, the market capitalization, or the number of Market Makers fall below the minimum criteria, a cure period of 180 calendar days to regain compliance shall begin, during which time the applicable criteria must be met for 10 consecutive trading days.

No assurance be provided that we will be able to maintain continued listing on OTCQX. Delisting from the OTCQX Market may have an adverse effect on our ability to raise the capital needed to continue our oil and gas exploration efforts and maintain operations.

We are involved in an ongoing government investigation by the United States Securities and Exchange Commission, the results of which may have a material adverse effect on our consolidated financial condition and business.

On June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation. Since that date, we have fully cooperated with the SEC on an on-going basis in connection with its investigation. Investigations of this nature are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, an SEC investigation could have an adverse impact on us because of legal costs, diversion of management resources, and other factors. The investigation could also result in reputational harm to Zion and may have a material adverse effect on Zion’s current and future business and exploratory activities and its ability to raise capital to continue our oil and gas exploratory activities.

The recent outbreak of Covid-19 or the coronavirus may interrupt or delay our exploration activities in the MJL and could affect our capital raising efforts on which we rely to continue our exploration program and maintain our operations, thereby adversely affecting our business.

As disclosed, we purchased a drilling rig, drill pipe, related equipment and spare parts to further explore for hydrocarbons in our MJL. The drilling rig was imported into Israel in November 2020, rigged up in December 2020, and, effective on January 6, 2021, began drilling our MJ-02 exploratory well. Due to extensive delays resulting from the COVID-19 outbreak, we were not able to transport the drilling rig, equipment and spare parts we purchased in March, 2020 into Israel in the second quarter of 2020, as originally scheduled.

We cannot predict the impact, if any, that the outbreak of the coronavirus will have on the ongoing drilling and/or testing of our MJ-02 well. In an effort to combat the coronavirus, the Israeli authorities have mandated severe restrictions on the day-to-day operations of businesses, including closures of airports, required quarantine periods of any persons entering Israel as well as rules relating to the conduct of business. At the present time, we cannot predict the impact, if any, of these regulations on our planned operations.

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

Our sole exploratory license granted on December 3, 2020 is scheduled to expire in June 2021. We have not applied for any other license area and no assurance can be given that we will be awarded another exploratory license.

We currently hold one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. The New Megiddo License 428 was granted on December 3, 2020 and is valid for six months. This license has the potential to be extended for an additional six months, or to December 2021. No assurance can be given that we will be given additional extension on this present license. Additionally, we have not applied for any other license area and no assurance can be provided that a license will be granted to us if we apply.

Our ongoing exploration and development efforts are subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations may severely impair our business.

On January 6, 2021, we spudded our MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet). As of the date of this report, our drilling of the MJ-02 well is continuing as planned.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

We require significant capital to realize our business plan.

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities in our current license area through May 2021. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are drilling, or testing, we estimate that there is an additional cost of approximately $2,000,000 - $3,000,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2019-2020 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

Our ability to obtain desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2011-2012 are likely to render obtaining any necessary exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to obtain new or additional exploration rights. If we are unable for whatever reason to obtain the license applications that we deem necessary or desirable, our business may be severely impaired.

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

We incurred net losses of $6,996,000 for the year ended December 31, 2020, and $6,693,000 for the year ended December 31, 2019. We cannot provide any assurance that we will ever be profitable.

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

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 400,000,000 shares of common stock. As of March 22, 2021, there were approximately 239,385,588 shares of our common stock issued and outstanding.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated quarterly variations in our operating results,

●	developments in the SEC investigation,

●	changes in expectations as to our future financial performance or changes in financial estimates, if any,

●	announcements relating to our business or the business of our competitors,

●	conditions generally affecting the oil and natural gas industry,

●	the success of our operating strategy,

●	the operating and stock performance of other comparable companies, and

●	The continued listing of our stock on a recognized stock exchange

Many of these factors are beyond our control, and we cannot predict their potential effect on the price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. This License was awarded on December 3, 2020 and has the same area and coordinates as the replaced License 401.

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities” and “Exploration Plans Going Forward”.

The table below summarizes certain data for our license area for the year ended December 31, 2020:

Type of Right	Name	Area (Approx. Acres)	Working Interest	Expiration Date
License 428	Megiddo-Jezreel	98,842	100%	June 2, 2021 (1)

(1)	Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to the drill site in the New Megiddo License 428 area are held under a long-term lease by Kibbutz Sde Eliyahu. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Sde Eliyahu and the Israel Lands Authority for the use of the surface rights.

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma’anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry in 2021 even though the Joseph License has expired.

The surface rights to the former drill site in the former Asher-Menashe License area are held under a long-term lease by Kibbutz Ein Carmel. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ein Carmel and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of the only well within the Asher-Menashe License area and also completed the abandonment of the well in accordance with guidance from the Environmental Ministry in 2020.

Summary of Exploration Activities/Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities” and “Exploration Plans Going Forward.”

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

(ii) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term was five years from February 1, 2014 to January 31, 2019. Rent was to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $11,750) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $12,200) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $26,400) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2020 and 2019 were $319,000 and $348,000 respectively.

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

ITEM 3.  LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation. Since that date, we have fully cooperated with the SEC on an on-going basis in connection with its investigation. Investigations of this nature are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, an SEC investigation could have an adverse impact on us because of legal costs, diversion of management resources, and other factors. The investigation could also result in reputational harm to Zion and may have a material adverse effect on Zion’s current and future business and exploratory activities and its ability to raise capital to continue our oil and gas exploratory activities.

The Company cannot predict when this matter will be resolved or what, if any, action the SEC may take following the conclusion of the investigation.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 9, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws. The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation concluded and, based on the findings and recommendations of independent counsel, the Board decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand. The Company responded to this request in August 2020. The Company has not received any further communication from the shareholder following the August 2020 response.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We completed the initial public offering of our common stock in January 2007. From January 3, 2007 through September 1, 2009, shares of our common stock were traded on the NYSE Amex under the symbol “ZN.” From September 2, 2009, through July 10, 2019, our common stock traded on the Nasdaq Global Market, also under the symbol “ZN.” Since July 11, 2019, and through September 1, 2020, our common stock traded on the Nasdaq Capital Market, also under the symbol “ZN.” Since September 3, 2020, our common stock has been trading on OTCQX under the symbol “ZNOG.” The Zion warrant “ZNWAA” has been trading under the symbol “ZNOGW.”

Holders

As of December 31, 2020, there were approximately 17,500 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this Annual Report. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding factors that could have a material adverse effect on our business, refer to Risk Factors under Item 1A of this Report.

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 21 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log), and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the year ended December 31, 2020, the Company did not record any post-impairment charges. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives and supported further evaluation and potential further exploration efforts within our License area.

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

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion believed it was prudent and consistent with good industry practice to try and answer some of these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. As of the date of this report, Zion has completed all of the acquisition, processing and interpretation of the 3-D data and has incorporated its expanded knowledge base into the drilling of our current MJ-02 exploratory well (see further details below).

The Geology team is continuing on a larger interpretation of 3D areas, along with potential exploration locations in the western portion of the New Megiddo License 428 area.

The MJ02 drilling plan, which anticipates approximately five (5) months to drill and test the well, was approved by the Ministry of Energy on July 29, 2020. The Ministry of Energy also requested the approvals of the Building Planning Commission which Zion obtained in late Q2 2020.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the Purchase Price. The Closing anticipated by the Agreement took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC.

I-35 Drilling Rig & Associated Equipment

31 December 2020

	12 Month Period 31/12/2020
			Other Drilling
	I-35 Drilling Rig	Rig Spare Parts	Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
31 December 2019	-	-	-	-

Net Purchase Price (1)	4,600	-	-	4,600

Restricted Cash as Holdback in Escrow (1)	500	500	-	1,000

Purchase Price Allocations	(88)	40	48	-

Capitalized Costs (2)	1,481	-	-	1,481

Asset Additions	-	158	329	486

Asset Disposals	-	-	-	-

31 December 2020	6,494	698	376	7,568

(1)	These are the initial cash payments for the purchase of the I-35 drilling rig in early 2020

(2)	Capitalized costs include inspection, quarantine, labor, transportation, insurance, and other costs required to place the I-35 drilling rig in service initially, per GAAP.

On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and the Holdback Amount was remitted to Central European Drilling on January 8, 2021.

Zion’s ability to fully undertake all of these aforementioned activities was subject to its raising the needed capital through the issuance of our securities, and we anticipate we will continue to need to raise funds through the issuance of equity securities (or securities convertible into or exchangeable for equity securities). No assurance can be provided that we will be successful in raising the needed equity on favorable terms (or at all).

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

Going Concern Basis

Since we have limited capital resources, no revenue to date and a loss from operations, our consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. Therefore, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expense during the reporting period.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2019, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the year ended December 31, 2020, the Company did not record any post-impairment charges. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019 (see note 4).

Following the impairment charge noted above, the total net book value of our unproved oil and gas properties under the full cost method is $15,526,000 at December 31, 2020.

Currency Utilized

Although our oil & gas properties and our principal operations are in Israel, we report all our transactions in United States dollars. Certain dollar amounts in the consolidated financial statements may represent the dollar equivalent of other currencies.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2020	2019
Operating costs and expenses:

General and administrative expenses	4,291	4,152

Other	1,963	2,056

Impairment of unproved oil and gas properties	-	314

Subtotal Operating costs and expenses	6,254	6,522

Loss (gain) on derivative liability	302	(216)

Other expense, net	440	387

Net loss	6,996	6,693

FOR THE YEAR ENDED DECEMBER 31, 2020 COMPARED TO DECEMBER 31, 2019

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2020 were $6,254,000 compared to $6,522,000 for the year ended December 31, 2019. The decrease in operating costs and expenses during the year ended December 31, 2020 is primarily attributable to the recognition of a post impairment charge of $314,000 during the during the year ended December 31, 2019.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2020 were $4,291,000 compared to $4,152,000 for the year ended December 31, 2019. The increase in General and administrative expenses during the year ended December 31, 2020 is primarily attributable to higher salary expenses offset by lower legal expenses stemming from the SEC investigation and related derivative lawsuits during 2020 compared to the corresponding period in 2019.

Other expenses. Other expenses during the year ended December 31, 2020 were $1,963,000 compared to $2,056,000 for the year ended December 31, 2019. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other general and administrative expenses during the year ended December 31, 2020 compared to the corresponding period in 2019 is primarily attributable to lower marketing expenses associated with diminished investor relations activities.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the year ended December 31, 2020 was $0 compared to $314,000 for the year ended December 31, 2019. The decrease in impairment of unproved oil and gas properties expenses in 2020 compared to 2019 is attributable to the impairment charge of $314,000 recorded during the year ended December 31, 2019 related to the MJ1 well.

Loss (gain) on derivative liability. Loss (gain) on derivative liability during the year ended December 31, 2020 was $302,000 compared to ($216,000) for the year ended December 31, 2019. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The increase in the loss on derivative liability during the year ended December 31, 2020 compared to the gain on derivative liability during the year ended December 31, 2019 is primarily due to the increase in the share price of our common stock that occurred during the year ended December 31, 2020.

Other expense, net. Other expense, net for the year ended December 31, 2020 was $440,000 compared to $387,000 for the year ended December 31, 2019. The increase in Other expense, net during the year ended December 31, 2020 compared to 2019 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the year ended December 31, 2020 was $6,996,000 compared to $6,693,000 for the year ended December 31, 2019. The primary driver of the higher net loss in 2020 was due to loss on derivative liability during the year ended December 31, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our consolidated financial statements for the year ended December 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At December 31, 2020, we had approximately $11,708,000 in cash and cash equivalents compared to $4,845,000 at December 31, 2019.  Our working capital (current assets minus current liabilities) was $11,812,000 at December 31, 2020 and $5,012,000 at December 31, 2019.

As of December 31, 2020, we provided bank guarantees to various governmental bodies (approximately $1,876,000) and others (approximately $88,000) in respect of our drilling operation in the aggregate amount of approximately $1,964,000. The Company also paid $1,000,000 to its escrow agent with respect to the purchase of a drilling rig in March 2020. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted, and fixed long-term bank deposits restricted.

During the year ended December 31, 2020, cash used in operating activities totaled $9,921,000. Cash provided by financing activities during the year ended December 31, 2020 was $28,367,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, purchase of the drilling rig, equipment and spare parts was $9,719,000 for the year ended December 31, 2020.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $2,164,000 during the  period January 1, 2021 through March 22, 2021, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through May 2021.

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

The financial information contained in these consolidated financial statements has been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

On April 24, 2019, the Company initiated another Unit Option Program, and it terminated on June 26, 2019, after the Company, on June 5, 2019, extended the termination date of the Unit Option Program.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. During 2020, the participant contributed approximately 85% of the cash raised through the DSPP. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2022 at a per share exercise price of $1.00.

On February 1, 2021, the Company initiated its most recent Unit Option Program and it terminated on March 17, 2021.

The Unit Option Program consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of Common Stock shares represented by the high-low average on the purchase date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock at a per share exercise price of $1.00. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants acquired under the Units purchased. For Plan participants who enrolled into the Unit Program with the purchase of at least one Unit or who enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, received an additional ten (10) warrants at an exercise price of $1.00 during this Unit Option Program. The ten (10) additional warrants were for enrolling into the AMI program. Existing subscribers to the AMI were also entitled to the additional ten (10) warrants once, provided that they purchased at least one (1) unit during the Unit program. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAN.”

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

The company raised approximately $2,164,000 from the period January 1, 2021 through March 22, 2021, under the DSPP program. This amount excludes cash received in early January which was shown as a receivable at December 31, 2020.

For the years ended December 31, 2020, and 2019, approximately $28,390,000, and $14,232,000 was raised under the DSPP program, respectively.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQX market under the symbol ZNOGW. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

2018 Subscription Rights Offering

On April 2, 2018, the Company announced an offering (“2018 Subscription Rights Offering”) through American Stock Transfer & Trust Company, LLC (the “Subscription Agent”), at no cost to the shareholders, of non-transferable Subscription Rights (each “Right” and collectively, the “Rights”) to purchase its securities to persons who owned shares of our Common Stock on April 13, 2018 (“the Record Date”). Pursuant to the 2018 Subscription Rights Offering, each holder of shares of common stock on the Record Date received non-transferable Subscription Rights, with each Right comprised of one share of the Company Common Stock, par value $0.01 per share (the “Common Stock”) and one Common Stock Purchase Warrant to purchase an additional one share of Common Stock. Each Right could be exercised or subscribed at a per Right subscription price of $5.00. Each Warrant affords the investor the opportunity to purchase one share of the Company Common Stock at a warrant exercise price of $3.00. The warrant is referred to as “ZNWAI.”

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

Warrants Table

The Warrants transactions since January 1, 2019 are shown in the table below:

Changes during 2019 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2018	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2019
ZNWAA	$2.00	01/31/2021	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2021	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2021	2,144,510	-	(40)	-	2,144,470
ZNWAF	$1.00	08/14/2021	359,610	-	(25)	-	359,585
ZNWAG	$1.00	01/08/2021	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2021	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2021	640,735	-	(5)	-	640,730
ZNWAJ	$1.00	10/29/2021	546,050	-	(50)	-	546,000
ZNWAK	$0.01	02/25/2021	-	673,600	(215,875)	-	457,725
ZNWAL	$2.00	08/26/2021	-	517,925	-	-	517,925
Outstanding warrants			6,046,540	1,191,525	(215,995)	0	7,022,070

Changes during 2020 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2020
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,585	-	(150)	-	359,435
ZNWAG	$1.00	01/08/2023	240,578	-	(510)	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	(100)	-	640,630
ZNWAJ	$1.00	10/29/2023	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2023	457,725	-	(19,850)	-	437,875
ZNWAL	$2.00	08/26/2023	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(21,031)	-	7,001,039

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

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual consolidated financial obligations for continuing operations at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2021	2022	2023	2024	Thereafter	Total
Exploration Related Commitments	2.223	--	--	--	--	2,223

Operating Leases	260	205	205	17	--	687

Convertible Bonds (a)	3,258	--	--	--	--	3,258

Employment Agreements	1,331	—	—	—	—	1,331

Total	7,072	205	205	17	--	7,499

(a)	Zion has the right to make this payment in ZN common shares (payment in kind).

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2020 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 2 for more complete details on balances at December 31, 2020, and 2019.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through December 31, 2020, the USD has fluctuated by approximately 7.0% against the NIS (the USD has weakened relative to the NIS). Also, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD has weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2020, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $14,662,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2020, exclusive of funds at US banks that earn no interest, was approximately .29%.

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

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2020.  Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2020, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2021 Proxy Statement”) for our 2021 annual meeting of stockholders. The 2021 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference the 2021 Proxy Statement for the 2021 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference the 2021 Proxy Statement for the 2021 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference the 2021 Proxy Statement for the 2021 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference the 2021 Proxy Statement for the 2021 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements:

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

(iv) Employment Agreement dated as of May 1, 2019 and made effective May 1, 2019 between Zion Oil & Gas, Inc. and Robert Dunn (incorporated by reference to Exhibit 10.4 (i) to the Company’s Form 10-Q filed on August 10, 2020)

(v) First Amendment to Employment Agreement dated June 11, 2020 and made effective June 11, 2020 between Zion Oil & Gas, Inc. and Robert Dunn (incorporated by reference to Exhibit 10.4 (ii) to the Company’s Form 10-Q filed on August 10, 2020)

(vi) Employment Agreement dated July 1, 2019 and made July 1, 2019 between Zion Oil & Gas, Inc. and Bill Avery (incorporated by reference to Exhibit 10.1) to the Company’s Form 8-K filed on July 1, 2019)

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

Number	Description

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.4	Office Lease Agreement between Zion Oil & Gas, Inc., tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.5	Megiddo-Jezreel License 401, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

10.6	Extension Letter to Megiddo-Jezreel License 401, as extended to December 2, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.7	Purchase and Sale Agreement between Zion Oil & Gas Inc. and Central European Drilling kft (seller), dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.8	Bill of Sale between Zion Oil & Gas, Inc. (buyer) and Central European Drilling kft (seller) dated March 12, 2020 of an onshore drilling rig, drill pipe and related equipment (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.9	Escrow agreement between Zion Oil & Gas, Inc. (buyer), Central European Drilling kft (seller) and American Stock Transfer & Trust LLC (escrow agent) dated March 12, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.10	New Megiddo License 428, dated December 3, 2020

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W.A. Dunn Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 24, 2021		Date: March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W.A. Dunn	Chief Executive Officer,	March 24, 2021
Robert W.A. Dunn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 24, 2021
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	President, General Counsel and Director	March 24, 2021
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 24, 2021
Martin M. van Brauman

/s/ John M. Brown	Chairman of the Board of Directors	March 24, 2021
John M. Brown

/s/ Paul Oroian	Director	March 24, 2021
Paul Oroian

/s/ John Seery	Director	March 24, 2021
John Seery

/s/ Forrest A. Garb	Director	March 24, 2021
Forrest A. Garb

/s/ Kent Siegel	Director	March 24, 2021
Kent Siegel

/s/ Gene Scammahorn	Director	March 24, 2021
Gene Scammahorn

/s/ Virginia Prodan	Director	March 24, 2021
Virginia Prodan

/s/ Lee Russell	Director	March 24, 2021
Lee Russell

/s/ Dr. Amotz Agnon	Director	March 24, 2021
Dr. Amotz Agnon

/s/ Jeffrey Moskowitz	Director	March 24, 2021
Jeffrey Moskowitz

/s/ Brad Dacus	Director	March 24, 2021
Brad Dacus

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zion Oil & Gas, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zion Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters during the course of our audit for the year ended December 31, 2020.

/s/ RBSM LLP
We have served as the Company’s auditor since 2018.
New York, NY
March 24, 2021

Zion Oil & Gas, Inc.

Consolidated Balance Sheets as of

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands

Current assets
Cash and cash equivalents	11,708	4,845
Fixed short term bank and escrow deposits – restricted	2,954	1,090
Prepaid expenses and other	1,900	511
Other deposits	597	197
Governmental receivables	2,040	34
Other receivables	195	222
Total current assets	19,394	6,899

Unproved oil and gas properties, full cost method (see Note 4)	15,526	10,637

Property and equipment at cost
Drilling rig and related equipment (see note 2R)	7,568	-
Net of accumulated depreciation of $564 and $505	131	115
	7,699	115

Right of Use Lease Assets (see Note 10)	438	634

Other assets

Assets held for severance benefits	446	371
Total other assets	446	371

Total assets	43,503	18,656

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,369	108
Lease obligation – current (see Note 10)	191	239
Asset retirement obligation	571	585
Derivative liability (see Note 8)	431	129
10% Senior convertible bonds, net of unamortized deferred financing cost of $9 and $0 and unamortized debt discount of $205 and $0 at December 31, 2020 and 2019, respectively (see Note 7)	3,033	-
Accrued liabilities	1,987	826
Total current liabilities	7,582	1,887

Long-term liabilities
Lease obligation – non-current (see Note 10)	307	450
Obligation under capital lease	-	19
10% Senior convertible bonds, net of unamortized deferred financing cost of $0 and $36 and unamortized debt discount of $0 and $639 at December 31, 2020 and 2019, respectively (see Note 7)	-	2,574
Provision for severance pay	505	402
Total long-term liabilities	812	3,445

Total liabilities	8,394	5,332

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $.01; Authorized: 400,000,000 shares at December 31, 2020: Issued and outstanding: 237,381,555 and 123,973,084 shares at December 31, 2020 and 2019, respectively	2,374	1,240
Additional paid-in capital	245,539	217,892
Accumulated deficit	(212,804)	(205,808)
Total stockholders’ equity	35,109	13,324

Total liabilities and stockholders’ equity	43,503	18,656

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Operations

	For the year ended December 2020	For the year ended December 2019
	US$ thousands	US$ thousands

General and administrative	4,291	4,152
Impairment of unproved oil and gas properties	-	314
Other	1,963	2,056
Loss from operations	(6,254)	(6,522)

Other income (expense), net
(Loss)/gain on derivative liability	(302)	216
Foreign exchange gain/(loss)	54	(13)
Financial (expenses), net	(494)	(374)

Loss before income taxes	(6,996)	(6,693)
Income taxes	—	—

Net loss	(6,996)	(6,693)

Net loss per share of common stock - basic and diluted (in US$)	(0.04)	(0.08)

Weighted-average shares outstanding–basic and diluted (in thousands)	187,429	81,890

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2020 and 2019

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2018	66,405	664	203,580	(199,115)	5,129
Funds received from sale of DSPP units and shares	56,430	565	13,667	—	14,232
Funds received from Rights Offering
Value of bonds converted to shares	8	*	3	—	3
Bond interest paid in shares	422	4	323	—	327
Funds received from option exercises	708	7	—	—	7
Value of options granted to employees, directors and others as non-cash compensation	—	—	319	—	319
Net loss	—	—	—	(6,693)	(6,693)
Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324

Funds received from sale of DSPP units and shares	110,973	1,109	27,281	—	28,390

Value of bonds converted to shares	1	*	—	—	—
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	653	7	—	—	7
Value of options granted to employees, directors and others as non-cash compensation	—	—	59	—	59
Net loss	—	—	—	(6,996)	(6,996)
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2020	2019
	US$ thousands	US$ thousands

Cash flows from operating activities
Net loss	(6,996)	(6,693)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	60	49
Cost of options issued to employees, directors and others as non-cash compensation	59	316
Amortization of debt discount related to convertible bonds	459	366
Change in derivative liability	302	(216)
Impairment of unproved oil and gas properties	-	314
Change in assets and liabilities, net:
Other deposits	(400)	83
Prepaid expenses and other	(1,389)	(50)
Governmental receivables	(2,006)	327
Other receivables	27	(69)
Lease obligation - current	(48)	239
Lease obligation – non current	(143)	450
Right of Use Lease Asset	196	(634)
Severance pay, net	28	(15)
Accounts payable	105	(173)
Accrued liabilities	(161)	32
Asset retirement obligation	(14)	(135)
Net cash used in operating activities	(9,921)	(5,809)

Cash flows from investing activities
Acquisition of property and equipment	(76)	(8)
Acquisition of drilling rig and related equipment	(6,414)	-
Investment in unproved oil and gas properties	(3,229)	(6,601)
Net cash used in investing activities	(9,719)	(6,609)

Cash flows from financing activities
Payments related to capital lease	(30)	(11)
Proceeds from exercise of stock options	7	7
Proceeds from issuance of stock and exercise of warrants	28,390	14,232
Net cash provided by financing activities	28,367	14,228

Net increase (decrease), in cash, cash equivalents and restricted cash	8,727	1,810
Cash, cash equivalents and restricted cash – beginning of period	5,935	4,125
Cash, cash equivalents and restricted cash – end of period	14,662	5,935

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	-	3
Unpaid investments in oil and gas properties	1,352	16
Unpaid investments in property and equipment	1,154	-
Convertible Bond interest paid in shares	325	327
Capitalized convertible bond interest attributed to oil and gas properties	324	313
10% Senior Convertible Bonds converted to shares	-	3

Addition of Right of Use Lease Asset and lease obligation	17	-
Supplemental schedule of cash flow information
Cash paid for interest	2	3

The accompanying notes are an integral part of the consolidated financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands
Cash and cash equivalents	11,708	4,845
Restricted cash included in fixed short-term bank deposits	2,954	1,090
	14,662	5,935

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 21 years of oil & gas exploration in Israel. As of December 31, 2020, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also has branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

Zion has the trademark “ZION DRILLING” filed with the United States Patent and Trademark Office. Zion has the trademark filed with the World Intellectual Property Organization in Geneva, Switzerland, pursuant to the Madrid Agreement and Protocol. In addition, Zion has the trademark filed with the Israeli Trademark Office in Israel.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. The New Megiddo License 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the year ended December 31, 2020, the Company did not record any post-impairment charges. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019.

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

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes suggests an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing, and thus the MJ#1 was not producible or commercial

5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion believed it was prudent and consistent with good industry practice to try and answer some of these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. As of the date of this report, Zion has completed all of the acquisition, processing and interpretation of the 3-D data and has incorporated its expanded knowledge base into the drilling of our current MJ-02 exploratory well (see further details below).

The Geology team is continuing on a larger interpretation of 3D areas, along with potential exploration locations located in the western portion of the New Megiddo License 428 area.

Megiddo-Jezreel Petroleum License (“MJL”)

The Megiddo-Jezreel License 401 was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License 401 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. The New Megiddo License 428 effectively replaces the Megiddo-Jezreel License 401 as it has the same area and coordinates.

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet) and the drilling is expected to take approximately 150 days.

As of the date of this report, our drilling of the MJ-02 well is continuing as planned.

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 1 - Nature of Operations and Going Concern (cont’d)

Zion’s Former Asher-Menashe License

Zion plugged the exploratory well on its former Asher-Menashe License area, the reserve pit has been evacuated, and during the year 2019, Zion completed the abandonment of this well site in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials (see Note 11C).

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2020, the Company incurred a net loss of approximately $7.0 million and had an accumulated deficit of approximately $212.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To carry out planned operations, the Company must raise additional funds through additional equity and/or debt issuances or through profitable operations. There can be no assurance that this capital or positive operational income will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty (see also Note 13).

Note 2 - Summary of Significant Accounting Policies

A. Consolidated Financial Statements in United States Dollars

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. The Company recorded a post-impairment charge of $314,000 for the year ended December 31, 2019 (see note 4). During the year ended December 31, 2020, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $15,526,000 and $10,637,000 as of December 31, 2020, and 2019, respectively.

F. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $60,000, and $49,000 for the years ended December 31, 2020, and 2019, respectively. See Footnote 2R for a discussion of the purchase of our drilling rig and related equipment.

G. Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and insurance policies that are recorded at their current redemption value.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our consolidated financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. Actual results may differ from these estimates.

I. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 9). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2020, and 2019.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

L. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 10,308,375 and 9,884,762 Common Stock equivalents in 2020, and 2019 respectively, would be anti-dilutive.

M. Stock Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2020 and 2019, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

Q. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged. Zion did not have any related party transactions for the fiscal years ending December 2020 and 2019, respectively, with the exception of recurring monthly consulting fees paid to certain management personnel.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

R. Depreciation and Accounting for Drilling Rig and Related Equipment

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft (“CED”), a Hungarian corporation, to purchase an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the purchase price. The Closing anticipated by the Agreement took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC, as escrow agent, through November 30, 2020, or as extended by mutual agreement of the parties, pending a determination, if any, by us of any operating deficiency in the drilling rig. On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and the Holdback Amount was remitted to Central European Drilling on January 8, 2021.

Since the rig was purchased and closed during March 2020, this purchase was recorded on Zion’s books as a long-term fixed asset as a component of Property and Equipment. The full purchase price of the drilling rig was $5.6 million, inclusive of approximately $540,000 allocated in spare parts and $48,000 allocated in additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet.

In accordance with GAAP accounting rules, per the matching principle, monthly depreciation begins the month following when the asset is “placed in service.” The rig was placed in service in December 2020 with January 2021 representing the first month of depreciation. Zion determined that the life of the I-35 drilling rig (the rig Zion purchased), is 10 years. Zion will depreciate the rig on a straight-line basis.

The $540,000 in spare parts was the original cost to CED. These items were received and counted by Zion upon receipt. All records and files are maintained by Zion. Zion plans to obtain a physical count of the equipment items at the end of each quarter, or as close to such date as practical, in accordance with our normal procedures.

Zion will use the First In First Out (“FIFO”) method of accounting for the inventory spare parts, meaning that the earliest items purchased will be the first item charged to the well in which the inventory spare parts gets consumed.

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

I-35 Drilling Rig & Associated Equipment

31 December 2020

	12 Month Period 12/31/2020
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
31 December 2019	-	-	-	-

Net Purchase Price (1)	4,600	-	-	4,600

Restricted Cash as Holdback in Escrow (1)	500	500	-	1,000

Purchase Price Allocations	(88)	40	48	-

Capitalized Costs (2)	1,481	-	-	1,481

Asset Additions	-	158	329	486

Asset Disposals	-	-	-	-

31 December 2020	6,494	698	376	7,568

(1)	These are the initial cash payments for the purchase of the I-35 drilling rig in early 2020

(2)	Capitalized costs include inspection, quarantine, labor, transportation, insurance, and other costs required to place the I-35 drilling rig in service initially, per GAAP.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

S. Recently Adopted Accounting Pronouncements

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

ASU 2016-15 – “Classification of Certain Cash Receipts and Cash Payments”

In August 2016, the FASB issued AS 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The effective date for ASU 2016-15 is for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not believe that this ASU has any impact on our consolidated financial statements.

ASU 2018-05 – Income Taxes (Topic 740)

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. This ASU expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017, the date on which the Tax Cuts and Jobs Act (H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018) was signed into law. The Company is currently evaluating the impact of adopting ASU 2018-05 on our consolidated financial statements.

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2020 had a significant impact on our consolidated financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 10 for more complete details on balances at December 31, 2020, and 2019.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 3 - Provision for Severance Pay

Israeli law generally requires payment of severance pay upon dismissal of an Israeli employee or upon termination of employment in certain other circumstances. The following plans relate to the employees in Israel:

A.	The liability in respect of certain of the Company’s employees is discharged in part by participating in a defined contribution pension plan and making regular deposits with recognized pension funds. The deposits are based on certain components of the salaries of the said employees. The custody and management of the amounts so deposited are independent of the Company’s control.

B.	The Company’s liability for severance pay for its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employee multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment, or a portion thereof. Certain senior executives are entitled to receive additional severance pay. The Company’s liability for all of its Israeli employees is partly provided for by monthly deposits in insurance policies and the remainder by an accrual in the consolidated financial statements. The value of these policies is recorded as an asset in the Company’s balance sheet.

The deposited funds include profits/loss accumulated up to the balance sheet date. The value of the deposited funds is based on current redemption value of these policies.

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2020, and 2019, the Company had a provision for severance pay of $505,000 and $402,000, respectively, of which all was long-term. As of December 31, 2020, and 2019, the Company had $446,000 and $371,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	4,232	1,227
Capitalized salary costs	1,967	1,759
Capitalized interest costs	1,314	990
Legal and seismic costs, license fees and other preparation costs	7,974	6,636
Other costs	39	25
	15,526	10,637

Impairment of unproved oil and gas properties comprised as follows:

	For the year ended December 31,
	2020	2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	244
Capitalized salary costs	-	-
Legal and seismic costs, license fees and other preparation costs	-	-
Other costs	-	70
	-	314

Changes in Unproved oil and gas properties during the years ended December 31, 2020, and 2019, are as follows:

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	3,005	229
Capitalized salary costs	208	180
Capitalized interest costs	324	313
Legal and seismic costs, license fees and other preparation costs	1,338	3,420
Other costs	14	95
Impairment of unproved oil and gas properties	-	(314)
	*4,889	*3,923

*	Inclusive of non-cash amounts of approximately $1,676,000, and $332,000 during the years 2020, and 2019, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands

Drilling provisions (a)	1,340	16
Employees related	198	357
Interest on convertible bonds	216	217
Audit and Legal Costs	162	160
Other	71	76
	1,987	826

(a)	This includes $1,000,000 in accrued invoices related to rig purchases. Subsequently, on January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and this amount was remitted to Central European Drilling on January 8, 2021.

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

In June 2015, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Equity Incentive Plan for employees and consultants reserving for issuance thereunder an additional 4,000,000 shares of Common Stock for a total of 6,000,000 shares of Common Stock available thereunder.

In June 2017, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Plan for employees and consultants reserving for issuance thereunder an additional 10,000,000 shares of Common Stock for a total of 16,000,000 shares of Common Stock available thereunder.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2020, the Company granted the following non-qualified options from the 2011 Plan for employees, directors and consultants, to purchase as non-cash compensation (taxable on the date of exercise):

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

B. 2011 Non-Employee Directors Stock Option Plan

In June 2011, the Company’s shareholders authorized the adoption of the Zion Oil & Gas, Inc. 2011 Non-Employee Directors Stock Option Plan for non-employee directors (the “2011 Directors’ Plan”), initially reserving for issuance thereunder 1,000,000 shares of common stock. Under the 2011 Directors’ Plan, only qualified options may be issued, and they will be exercisable for a period of six years from the date of grant.

The Compensation Committee of the Board of Directors is responsible for determining the type of award, when to grant awards, to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed six years from the date of grant.

In June 2015, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Directors Plan, reserving for issuance thereunder an additional 2,000,000 shares of Common Stock for a total of 3,000,000 shares of Common Stock available thereunder.

In June 2017, the Company’s stockholders approved an increase in the number of shares of Common Stock available under the 2011 Directors Plan, reserving for issuance thereunder an additional 4,000,000 shares of Common Stock for a total of 7,000,000 shares of Common Stock available thereunder.

During the year ended December 31, 2020, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

During the year ended December 31, 2019, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase as non-cash compensation:

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

C. Warrants and Options

The Company has reserved 10,798,789 shares of common stock as of December 31, 2020, for the exercise of warrants and options to employees and non-employees, of which 10,798,789 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees
	0.01		10,000	October 01, 2027	Options
	0.01		7,500	January 01, 2028	Options
	0.01		30,000	February 28, 2028	Options
	0.01		80,000	November 18, 2029	Options
	0.16		75,000	December 10, 2029	Options
	1.67		105,000	October 01, 2024	Options
	1.70		115,000	December 20, 2022	Options
	2.61		97,000	December 04, 2021	Options
To employees and directors
	0.01		10,000	November 11, 2023	Options
	0.01		5,000	June 11, 2024	Options
	0.01		20,000	June 05, 2026	Options
	0.01		130,000	January 01, 2027	Options
	0.01		60,000	April 17, 2027	Options
	0.01		30,000	October 01, 2027	Options
	0.01		90,000	January 01, 2028	Options
	0.01		25,000	January 04, 2028	Options
	0.01		6,000	April 06, 2028	Options
	0.01		25,000	January 6, 2029	Options
	0.01		50,000	May 01, 2029	Options
	0.01		10,000	September 01, 2029	Options
	0.01		125,000	September 18, 2029	Options
	0.01		290,000	November 18, 2029	Options
	0.01		60,000	January 05, 2030	Options
	0.01		10,000	September 02, 2030	Options
	0.16		340,000	December 10, 2025	Options
	0.16		75,000	December 10, 2029	Options
	0.18		25,000	December 02, 2025	Options
	0.28		25,000	September 03, 2025	Options
	0.28		25,000	September 03, 2029	Options
	1.33		25,000	May 01, 2023	Options
	1.38		105,307	January 02, 2025	Options
	1.55		250,000	June 05, 2022	Options
	1.67		300,943	October 01, 2024	Options
	1.70		103,500	December 20, 2022	Options
	1.75		250,000	June 07, 2023	Options
	1.78		25,000	September 04, 2024	Options
	2.03		25,000	May 01, 2021	Options
	2.31		250,000	January 01, 2024	Options
	2.61		374,500	December 04, 2021	Options
	4.15		25,000	July 02, 2024	Options
To investors
	0.01		437,875	February 25, 2023	Warrants
	1.00		243,853	May 02, 2023	Warrants
	1.00		545,900	October 29, 2023	Warrants
	1.00		2,144,099	March 03, 2023	Warrants
	1.00		359,435	August 14, 2023	Warrants
	1.00		240,068	January 08, 2023	Warrants
	2.00		1,498,804	January 31, 2023	Warrants
	2.00		517,875	August 25, 2023	Warrants
	3.00		640,730	June 29, 2023	Warrants
	5.00		372,400	April 19, 2023	Warrants
Total outstanding	1.45	*	10,798,789

*	Weighted Average

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2019 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2018	4,788,443	1.37

Changes during 2019 to:
Granted to employees, officers, directors and others	1,525,000	0.06
Expired/Cancelled/Forfeited	(410,693)	2.06
Exercised	(707,500)	0.01
Outstanding, December 31, 2019	5,195,250	1.12

Changes during 2020 to:
Granted to employees, officers, directors and others*	120,000	0.01
Expired/Cancelled/Forfeited	(865,000)	1.74
Exercised	(652,500)	0.01
Outstanding, December 31, 2020	3.797,750	1.14
Exercisable, December 31, 2020	3,797,750	1.14

The aggregate intrinsic value of options exercised during 2020, and 2019 was approximately $137,000, and $155,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2020, totaling 10,798,789 was approximately $1,757,000.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2019, totaling 12,217,320 was approximately $339,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2020:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	2.86	0.01
—	—	—	—	0.01	5,000	3.45	0.01
—	—	—	—	0.01	20,000	5.42	0.01
—	—	—	—	0.01	130,000	6.00	0.01
—	—	—	—	0.01	60,000	6.29	0.01
—	—	—	—	0.01	40,000	6.74	0.01
—	—	—	—	0.01	97,500	7.00	0.01
—	—	—	—	0.01	25,000	7.00	0.01
—	—	—	—	0.01	30,000	7.15	0.01
—	—	—	—	0.01	6,000	7.26	0.01
—	—	—	—	0.01	25,000	8.01	0.01
—	—	—	—	0.01	50,000	8.33	0.01
—	—	—	—	0.01	10.000	8.66	0.01
—	—	—	—	0.01	125,000	8.71	0.01
—	—	—	—	0.01	370,000	8.88	0.01
—	—	—	—	0.01	60,000	9.01	0.01
—	—	—	—	0.01	10,000	9.67	0.01
—	—	—	—	0.16	340,000	4.94	0.16
—	—	—	—	0.16	150,000	8.94	0.16
—	—	—	—	0.18	25,000	4.91	0.18
—	—	—	—	0.28	25,000	4.67	0.28
—	—	—	—	0.28	25,000	8.67	0.28
—	—	—	—	1.33	25,000	2.32	1.33
—	—	—	—	1.38	105,307	4.01	1.38
—	—	—	—	1.55	250,000	1.43	1.55
—	—	—	—	1.67	405,943	3.75	1.67
—	—	—	—	1.70	218,500	1.97	1.70
—	—	—	—	1.75	250,000	2.43	1.75
—	—	—	—	1.78	25,000	3.68	1.78
—	—	—	—	2.03	25,000	0.33	2.03
—	—	—	—	2.31	250,000	3.00	2.31
				2.61	471,500	0.93	2.61
—	—	—	—	4.15	25,000	3.50	4.15
				0.01-4.15	3,797,750		1.14

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2020	2019
Weighted-average fair value of underlying stock at grant date	$0.50	$0.24
Dividend yields	—	—
Expected volatility	90%-103%	87%-113%
Risk-free interest rates	0.26%-1.61%	1.35%-2.53%
Expected life (in years)	5.00	3.00-5.34
Weighted-average grant date fair value	$0.49	$0.21

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2020	2019
Weighted-average fair value of underlying stock at grant date	$—	$0.16
Dividend yields	—	—
Expected volatility	—	81%-82%
Risk-free interest rates	—	1.80%-1.85%
Expected life (in years)	—	10.00
Weighted-average grant date fair value	$—	$0.15

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2020	2019
US$ thousands	US$ thousands
59	286

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2020	2019
US$ thousands	US$ thousands
—	33

The following table sets forth information about the compensation cost of option issuances recognized and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2020	2019
US$ thousands	US$ thousands
—	3

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

On April 24, 2019, the Company initiated another Unit Option Program and it terminated on June 26, 2019, after the Company, on June 5, 2019, extended the termination date of the Unit Option Program.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. During 2020, the participant contributed approximately 85% of the cash raised through the DSPP. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2022 at a per share exercise price of $1.00.

On February 1, 2021, the Company initiated its most recent Unit Option Program and it terminated on March 17, 2021.

The Unit Option Program consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of Common Stock shares represented by the high-low average on the purchase date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock at a per share exercise price of $1.00. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants acquired under the Units purchased. For Plan participants who enrolled into the Unit Program with the purchase of at least one Unit or who enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, received an additional ten (10) warrants at an exercise price of $1.00 during this Unit Option Program. The ten (10) additional warrants were for enrolling into the AMI program. Existing subscribers to the AMI were also entitled to the additional ten (10) warrants once, provided that they purchased at least one (1) unit during the Unit program. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAN.”

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

The company raised approximately $2,164,000 from the period January 1, 2021 through March 22, 2021, under the DSPP program.

For the years ended December 31, 2020, and 2019, approximately $28,390,000, and $14,232,000 was raised under the DSPP program, respectively.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

G. Warrant Table

The Warrants transactions since January 1, 2019 are shown in the table below:

Changes during 2019 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2018	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2019
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,510	-	(40)	-	2,144,470
ZNWAF	$1.00	08/14/2023	359,610	-	(25)	-	359,585
ZNWAG	$1.00	01/08/2023	240,578	-	-	-	240,578
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,735	-	(5)	-	640,730
ZNWAJ	$1.00	10/29/2023	546,050	-	(50)	-	546,000
ZNWAK	$0.01	02/25/2023	-	673,600	(215,875)	-	457,725
ZNWAL	$2.00	08/26/2023	-	517,925	-	-	517,925
Outstanding warrants			6,046,540	1,191,525	(215,995)	0	7,022,070

Changes during 2020 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2020
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,585	-	(150)	-	359,435
ZNWAG	$1.00	01/08/2023	240,578	-	(510)	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	(100)	-	640,630
ZNWAJ	$1.00	10/29/2023	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2023	457,725	-	(19,850)	-	437,875
ZNWAL	$2.00	08/26/2023	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(21,031)	-	7,001,039

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

H. Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

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

On May 2, 2016, the Company issued approximately $3,470,000 aggregate principal amount of convertible bonds or Notes in connection with the rights offering. The Company received net proceeds of approximately $3,334,000, from the issuance of the Notes, after deducting fees and expenses of $136,000 incurred in connection with the offering. These costs have been discounted as deferred offering costs (See note 7).

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Senior Convertible Bonds

Rights Offering -10% Senior Convertible Notes due May 2, 2021

See Note 6, Paragraph H for a description of the rights offering.

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

During the years ended December 31, 2020, and 2019, the Company recorded approximately $27,000 and $27,000 respectively, in amortization expense related to the deferred financing costs, approximately $459,000 and $354,000 respectively in debt discount amortization, net, and approximately $3,000 and $15,000, respectively, related to financing gains associated with notes converted to shares.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Senior Convertible Bonds (cont’d)

Through the years ended December 31, 2020 and 2019, approximately 28 and 172 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 1,200 and 8,000 shares of its Common Stock during the same period, respectively, and recorded approximately $3,000 and $15,000 in financial income during the same period.

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(205)	$(639)
Bonds converted to shares	$(223)	$(221)
Offering cost, net	$(9)	$(36)
10% senior Convertible bonds – Long Term Liability	$3,033	$2,574

Capitalized interest for the year ended December 31, 2020 and 2019, was $324,000 and $313,000, respectively.

Interest expenses for the year ended December 31, 2020 and 2019, was $0 and $0.

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

Zion Oil & Gas, Inc.

Notes to Financial Statements

Note 8 - Derivative Liability (cont’d)

As of December 31, 2020, and 2019 the Company’s liabilities that are measured at fair value are as follows:

	December 31, 2020		December 31, 2019
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	431	431	129	129

Change in fair value of derivative liability during 2019 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2018	345
Gain on derivative liability	(216)
Derivative liability fair value at December 31, 2019	129

Change in fair value of derivative liability during 2020 are as follows:

US$ thousands

Derivative liability fair value at December 31, 2019	129
Loss on derivative liability	302
Derivative liability fair value at December 31, 2020	431

The following table presents the assumptions that were used for the model as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Convertible Option Fair Value of approximately	431,000	129,000
Annual Risk-free Rate	.09%	1.59%
Volatility	163.57%	121.687%
Expected Term (years)	.33	1.34
Convertible Notes Face Value	3,246,700	3,249,500
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	0.90	0.17

During the years ended December 31, 2020, and 2019, the Company recorded (losses) unrealized gains of approximately ($302,000), net, and $216,000, net, respectively, within the Statements of Operations on derivative liability.

A slight change in an unobservable input like volatility could have a significant impact on the fair value measurement of the derivative liability.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2020 and 2019.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019 are presented below:

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	44,580	42,224
Other	2,640	2,531
Total gross deferred tax assets	47,220	44,755
Less – valuation allowance	(43,669)	(42,216)
Net deferred tax assets	3,551	2,539

Deferred tax liabilities:
Property and equipment	12	9
Other	(303)	(314)
Unproved oil and gas properties	(3,260)	(2,234)
Total gross deferred tax liabilities	(3,551)	(2,539)

Net deferred tax asset	—	—

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $212,285,759 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2041. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2020 and 2019.

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

At December 31, 2020, the Company has available federal net operating loss carry forwards of approximately $212,285,759 to reduce future U.S. taxable income.

The Tax Cuts and Jobs Act (TCJA) removed the 2-year carryback provision, extended the 20-year carryforward provision out indefinitely, and limited carryforwards to 80% of net income in any future year. Net operating losses originating in tax years beginning prior to Jan. 1, 2018, are still subject to the former carryover rules of 100% of net income and 20 taxable years following the taxable year of loss. I.R.C. §172.

The Employee Retention Tax Credit (ERTC) was enacted by The CARES Act in March 2020. Zion has filed the requisite form with the IRS to reduce its payroll tax expense by $65,000 for 2020.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2020, the Company has available net operating loss carry forwards of approximately $162,525,000 to reduce future Israeli taxable income.

It has been determined that the operations of both the branches (Israel and Switzerland) should have been reported on Form 8858, Information Return of US Person With Respect to Foreign Disregarded Entitles and Foreign Branches, within the 2018 and 2019 Forms 1120. Both the Israel and Switzerland branches meet the criteria of a foreign branch per Treasury Regulation Section 1.367(a)-6T(g). Zion will be filing amended returns for 2018 and 2019 to include Form 8858 along with an explanation of why the forms were not included in the original returns. The Form 8858 will be filed for all subsequent years unless the applicable law changes. The potential risk associated with non-filing is a $40,000 penalty (2 years’ worth of filings at $10,000 for each branch) and a 10% reduction in foreign tax credit. The Company believes the penalties will abated upon showing reasonable cause for the omission. The foreign tax credit listed above is not relevant to the company.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Income Taxes (cont’d)

On July 11, 2014, Zion Oil & Gas, Inc. registered the Geneva Branch in the Canton of Geneva, Switzerland. The legal Swiss name for the foreign branch is “Zion Oil & Gas, Inc., Wilmington, Branch of Geneva.” The Geneva Branch has its registered office and its business office at 6 Avenue Jules Crosnier, 1206 Champel, Case Postale 295, 1211 Geneva 12, Switzerland. The purpose of the branch is to operate a foreign treasury center for the Company. As such, the Geneva branch is not expected to have taxable income in any future year.

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2020	Year ended December 31, 2019
	US$ thousands	US$ thousands
Pre-tax loss as reported	(6,996)	(6,690)

U.S. statutory tax rate	21%	21%
Theoretical tax expense	(1,469)	(1,405)

Increase in income tax expense resulting from:

Permanent differences	16	14
Change in valuation allowance	1,453	1,391
Income tax expense	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2017.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2015 tax year can be regarded as final.

Note 10 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	US$ thousands	US$ thousands

Operating lease assets	$438	$634

Operating lease liabilities:
Current operating lease liabilities	$191	$239
Non-current operating lease liabilities	$307	$450
Total operating lease liabilities	$498	$689

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2020 are:

December 31, 2020
Weighted average remaining lease term (years)	2.8
Weighted average discount rate	5.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of December 31, 2020:

US$ thousands

2021	212
2022	157
2023	157
2024	13
2025	-
Thereafter	-
Total undiscounted future minimum lease payments	539
Less: portion representing imputed interest	(41)
Total undiscounted future minimum lease payments	498

Operating lease costs were $246,000 and $245,000 for the year ended December 31, 2020, and 2019, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $272,000 and $262,000 for the year ended December 31, 2020, and 2019, respectively, and this amount is included in operating activities in the statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $17,000 and $876,000 for the year ended December 31, 2020, and 2019, respectively.

Note 11 - Commitments and Contingencies

A. Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation. Since that date, we have fully cooperated with the SEC on an on-going basis in connection with its investigation. Investigations of this nature are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, an SEC investigation could have an adverse impact on us because of legal costs, diversion of management resources, and other factors. The investigation could also result in reputational harm to Zion and may have a material adverse effect on Zion’s current and future business and exploratory activities and its ability to raise capital to continue our oil and gas exploratory activities.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 9, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws.  The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation concluded and, based on the findings and recommendations of independent counsel, the Board decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand. The Company responded to this request in August 2020. The Company has not received any further communication from the shareholder following the August 2020 response.

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the litigation or any other pending litigation or claims.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

C. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Joseph License area and the present New Megiddo License 428 to be approximately $571,000 based on current cost rather than Net Present Value. The Company expects to incur such costs during 2021. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2020	2019
	US$ thousands	US$ thousands

Asset Retirement Obligations, Beginning Balance	585	720
Liabilities Settled	(14)	(135)
Revision of Estimate	-	-
Retirement Obligations, Ending Balance	571	585

Liabilities of approximately $14,000 and $135,000 were settled for the year ended December 31, 2020 and 2019, respectively; those liabilities were related to the currently existing New Megiddo License 428 area and Asher-Menashe and Joseph License areas.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

As of December 31, 2020 and 2019, the Company accrued $0 for license regulatory matters.

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2020 and 2019, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

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

The Lincoln MKZ was turned back in to the dealership in November 2020 and the lease was effectively terminated without any payment for excess mileage.

(iii) On November 13, 2020, the Company and GM Financial (as Lessor) signed a motor vehicle lease agreement for a 2020 Chevy Equinox. The first payment of $447.77 was due on November 13, 2020 and this was paid on or around that date. The lease calls for 38 additional payments of $447.77 so that the sum of all 39 payments is $17,463.03. At the inception of the lease, and in addition to the sum of the 39 payments, lease signing bonuses provided an initial $1,500 reduction of the lease cost on November 13, 2020. The value at the end of the lease has a residual value of $15,193.60 per the terms of the lease agreement. Additionally, the Company must pay to the Lessor $.25 cents per mile for each mile in excess of 20,000 annual miles. This lease is treated as an operating lease.

At December 31, 2020, and continuing through the date of this Form 10-K report, all payments have paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

(iv) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term is five years from February 1, 2014 to January 31, 2019. Rent is to be paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $11,750) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company is also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $12,200) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $26,400) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2020, and 2019 were $319,000 and 348,000 respectively.

The future minimum lease payments as of December 31, 2020, are as follows:

US$ thousands

2021	260
2022	205
2023	205
2024	17
2025 and thereafter	-
687

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

G. Bank Guarantees

As of December 31, 2020, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,876,000) and others (approximately $88,000) with respect to its drilling operation in an aggregate amount of approximately $1,964,000. The Company also paid $1,000,000 to its escrow agent with respect to the purchase of a drilling rig in March 2020. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.  The $1,000,000 balance was remitted to the seller of the I-35 drilling rig on January 6, 2021.

H. Capitalized lease

During 2017, the Company signed a capital lease agreement to purchase a vehicle, on which a down payment of $15,000 was paid by the Company. The lease period was for 44 months (approximately 3.7 years, hereinafter the “lease period”) starting on March 25, 2017 and ended on October 24, 2020. The lease provided for a monthly payment in the amount of approximately NIS 4,000 (approximately $1,250) per month, at the exchange rate in effect for the date of this report and was linked to an increase (but not a decrease) in CPI. The lease contained a purchase option at the end of the lease period in the amount of approximately NIS 75,000 (approximately $23,300) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in CPI. The Company chose to exercise the purchase option in October 2020.

A capital lease asset and a capital lease obligation were recognized in the Company’s balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $31,000 and $42,000 as of December 31, 2020 and 2019, respectively. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years. As of December 31, 2020, and 2019, the accumulated depreciation of the capital lease asset amounted to approximately $40,000 and $29,000, respectively.

At December 31, 2020, future minimum payments due under capital lease were:

US$ thousands

Capital lease liability at December 31, 2019	30
Payments during 2020	(30)
Capital lease liability at December 31, 2020	-

I. Recent Market Conditions – Coronavirus Pandemic

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2019-2020 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 12 - Risks and Uncertainties (cont’d)

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2020 through December 31, 2020, the USD has fluctuated by approximately 7.0% against the NIS (the USD has weakened relative to the NIS). Also, during the period January 1, 2019 through December 31, 2019, the USD fluctuated by approximately 7.8% against the NIS (the USD has weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2020, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $14,662,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2020, exclusive of funds at US banks that earn no interest, was approximately 0.29%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 13 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly consolidated financial information for 2020 and 2019:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
2020:
Oil and gas sales	-	-	-	-

Net (loss) gain	(1,608)	(1,924)	(1,796)	(1,668)

Net (loss) gain per share – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)
Weighted-average shares outstanding–basic and diluted (in thousands)	138,813	172,361	202,877	235,477

2019:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,170)	(1,313)	(1,619)	(1,591)

Net (loss) gain per share – basic and diluted	(0.03)	(0.02)	(0.02)	(0.02)
Weighted-average shares outstanding–basic and diluted (in thousands)	69,987	74,126	82,001	100,769

Note 14 - Subsequent Events

(i) On January 4, 2021, the Company granted options under the 2011 Equity Incentive Plan to six senior officers, to purchase 150,000 shares of Common Stock at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2031. The fair value of the options at the date of grant amounted to approximately $114,000.

(ii) On January 4, 2021, the Company granted options under the 2011 Equity Incentive Plan to six senior officers, to purchase 250,000 shares of Common Stock at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2031. The fair value of the options at the date of grant amounted to approximately $190,000.

(iii) On January 4, 2021, the Company granted options under the 2011 Equity Incentive Plan to one senior officer, to purchase 75,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2031. The fair value of the options at the date of grant amounted to approximately $68,000.

(iv) On January 4, 2021, the Company granted options under the 2011 Equity Incentive Plan to three employees, to purchase 150,000 shares of Common Stock at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2031. The fair value of the options at the date of grant amounted to approximately $114,000.

(v) On January 4, 2021, the Company granted options under the 2011 Non Employee Directors Plan to eight directors, to purchase 400,000 shares of Common Stock at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $289,000.

(vi) On January 4, 2021, the Company granted options under the 2011 Non Employee Directors Plan to one director, to purchase 50,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $46,000.

(vii) Approximately $2,164,000 was collected through the Company’s DSPP program during the period January 1, 2021 through March 22, 2021. This amount excludes cash received in early January which was shown as a receivable at December 31, 2020.