Form 10-Q
period 2021-03-31
ZION OIL & GAS INC
filed 2021-05-13
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2021; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

ZION OIL & GAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0065053
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12655 N Central Expressway, Suite 1000, Dallas, TX	75243
(Address of principal executive offices)	Zip Code

(214) 221-4610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 12, 2021, Zion Oil & Gas, Inc. had outstanding 248,881,698 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	March 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	6,293	11,708
Fixed short term bank and escrow deposits – restricted	1,954	2,954
Prepaid expenses and other	1,370	1,900
Other deposits	576	597
Governmental receivables	1,685	2,040
Other receivables	90	195
Total current assets	11,968	19,394

Unproved oil and gas properties, full cost method (see Note 4)	23,702	15,526

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $169 and nil (see note 2J)	7,417	7,568
Property and equipment, net of accumulated depreciation of $574 and $564	141	131
	7,558	7,699

Right of Use Lease Assets (see Note 7)	382	438

Other assets

Assets held for severance benefits	461	446
Total other assets	461	446

Total assets	44,071	43,503

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,896	1,369
Lease obligation – current (see Note 7)	156	191
Asset retirement obligation	571	571
Derivative liability (see Note 6)	5	431
10% Senior convertible bonds, net of unamortized deferred financing cost of $3 and $9 and unamortized debt discount of $60 and $205 at March 31, 2021 and December 31, 2020, respectively (see Note 5)	3,174	3,033
Accrued liabilities	1,312	1,987
Total current liabilities	7,114	7,582

Long-term liabilities
Lease obligation – non-current (see Note 7)	262	307
Provision for severance pay	475	505
Total long-term liabilities	737	812

Total liabilities	7,851	8,394

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 400,000,000 shares at March 31, 2021: Issued and outstanding: 241,350,523 and 237,381,555 shares at March 31, 2021 and December 31, 2020, respectively	2,414	2,374
Additional paid-in capital	249,170	245,539
Accumulated deficit	(215,364)	(212,804)
Total stockholders’ equity	36,220	35,109

Total liabilities and stockholders’ equity	44,071	43,503

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended
	March 31,
	2021	2020
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
General and administrative	1,971	975
Other	792	468
Loss from operations	(2,763)	(1,443)

Other expense, net
Gain on derivative liability	426	16
Foreign exchange gain/(loss)	(63)	11
Financial (expenses), net	(160)	(192)

Loss, before income taxes	(2,560)	(1,608)
Income taxes	-	-

Net loss	(2,560)	(1,608)

Net loss, per share of common stock
Basic and diluted (in US$)	(0.01)	(0.01)

Weighted-average shares outstanding
Basic and diluted (in thousands)	238,941	138,813

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109
Funds received from sale of DSPP units and shares	3,848	39	2,810	—	2,849
Value of bonds converted to shares	4	*	—	—	—
Funds received from option exercises	117	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	821	—	821
Net loss	—	—	—	(2,560)	(2,560)
Balances as of March 31, 2021	241,351	2,414	249,170	(215,364)	36,220

For the three months ended March 31, 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands

Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324
Funds received from sale of DSPP units and shares	40,328	403	8,706	—	9,109
Value of bonds converted to shares	2	*	—	—	—
Funds received from option exercises	388	4	—	—	4
Value of options granted to employees, directors and others as non-cash compensation	—	—	56	—	56
Net loss	—	—	—	(1,608)	(1,608)
Balances as of March 31, 2020	164,691	1,647	226,654	(207,416)	20,885

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2021	2020
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(2,560)	(1,608)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	179	15
Cost of options issued to employees, directors and others as non-cash compensation	821	56
Amortization of debt discount related to convertible bonds	141	180
Non-cash interest expense	-	-
Change in derivative liability	(426)	(16)
Change in assets and liabilities, net:
Other deposits	21	197
Prepaid expenses and other	530	(163)
Governmental receivables	355	24
Lease obligation – current	(35)	1
Lease obligation – non current	(45)	(73)
Right of use lease assets	56	52
Other receivables	105	(199)
Severance payable, net	(45)	-
Accounts payable	(150)	110
Asset retirement obligation	-	(14)
Accrued liabilities	(1,088)	(288)
Net cash used in operating activities	(2,141)	(1,726)

Cash flows from investing activities
Acquisition of property and equipment	(20)	(3)
Acquisition of drilling rig and related equipment	(76)	(4,609)
Investment in unproved oil and gas properties	(7,028)	(162)
Net cash used in investing activities	(7,124)	(4,774)

Cash flows from financing activities
Payments related to capital lease	-	(4)
Proceeds from exercise of stock options	1	4
Proceeds from issuance of stock and exercise of warrants	2,849	9,109
Net cash provided by financing activities	2,850	9,109

Net (decrease)/increase in cash, cash equivalents and restricted cash	(6,415)	2,609
Cash, cash equivalents and restricted cash – beginning of period	14,662	5,935
Cash, cash equivalents and restricted cash – end of period	8,247	8,544

Supplemental schedule of cash flow information
Cash paid for interest	-	1

Non-cash investing and financing activities:
		-
Unpaid investments in oil & gas properties	2,363	57
Capitalized convertible bond interest attributed to oil and gas properties	79	20

*	Less than one thousand

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Cash and cash equivalents	6,293	11,708
Restricted cash included in fixed long-term bank deposits	1,954	2,954
	8, 247	14,662

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 21 years of oil & gas exploration in Israel. As of March 31, 2021, the Company has no revenues from its oil and gas operations.

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

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. This license lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

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

Zion’s geology team is continuing on a larger interpretation of 3D areas, along with potential exploration locations located in the western portion of the NML 428 area.

Megiddo-Jezreel Petroleum License, No. 401 (“MJL 401”) and New Megiddo License 428 (“NML 428”)

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

The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. This license effectively replaced the Megiddo-Jezreel License 401 as it has the same area and coordinates.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2021, the Company incurred a net loss of approximately $2.6 million and had an accumulated deficit of approximately $215.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 10,969,456 and 10,593,488 Common Stock equivalents in 2021, and 2020 respectively, would be anti-dilutive.

B. Use of Estimates

The preparation of the accompanying consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

During the three months ended March 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $23,702,000 and $15,526,000 as of March 31, 2021 and December 31, 2020, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2021, and December 31, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

E. Derivative Liabilities

In accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivatives associated with the Convertible Bonds are accounted for as a liability during the term of the related Convertible Bonds (see Note 5).

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

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”) using the required modified retrospective approach. ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to current accounting. See discussion in Note 7 for more detail on the Company’s accounting policy with respect to lease accounting.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contract’s in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its unaudited consolidated condensed financial statements.

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

Zion uses the First In First Out (“FIFO”) method of accounting for the inventory spare parts, meaning that the earliest items purchased will be the first item charged to the well in which the inventory spare parts gets consumed.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

See the table below for a reconciliation of the rig-related activity during the quarter ended March 31, 2021:

I-35 Drilling Rig & Associated Equipment:

	Three-month period ended March 31, 2021
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,494	698	376	7,568

Asset Additions	-	50	26	76

Asset Depreciation	(169)	-	-	(169)

Asset Disposals for Self-Consumption	-	(58)	-	(58)

March 31, 2021	6,325	690	402	7,417

Note 3 - Stockholders’ Equity

The Company’s shareholders approved amending the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01, that the Company is authorized to issue from 200,000,000 shares to 400,000,000 shares, effective June 11, 2020.

A. 2011 Equity Incentive Stock Option Plan

During the three months ended March 31, 2021, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 600,000 shares of Common Stock to six senior officers and three staff members at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2031. The fair value of the options at the date of grant amounted to approximately $456,000.

ii.	Options to purchase 75,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2031. The fair value of the options at the date of grant amounted to approximately $68,000.

During the three months ended March 31, 2020, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation (the exercise of penny stock options is taxable at full market value on the date of exercise):

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. 2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2021, the Company grant the following qualified (market value) and non-qualified options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 350,000 shares of Common Stock to seven board members at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $252,000.

ii.	Options to purchase 50,000 shares of Common Stock were granted to one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $45,000.

During the three months ended March 31, 2020, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

C. Stock Options

The stock option transactions since January 1, 2021 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2020	3,797,750	1.14

Changes during 2021 to:
Granted to employees, officers, directors and others	1,075,000	0.81
Expired/Cancelled/Forfeited	-	-
Exercised	(117,000)	0.01
Outstanding, March 31, 2021	4,755,750	1.09
Exercisable, March 31, 2021	4,755,750	1.09

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of March 31, 2021:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	2.62	0.01
—	—	—	—	0.01	5,000	3.20	0.01
—	—	—	—	0.01	20,000	5.17	0.01
—	—	—	—	0.01	130,000	5.75	0.01
—	—	—	—	0.01	50,000	5.76	0.01
—	—	—	—	0.01	60,000	6.04	0.01
—	—	—	—	0.01	40,000	6.50	0.01
—	—	—	—	0.01	87,500	6.75	0.01
—	—	—	—	0.01	25,000	6.76	0.01
—	—	—	—	0.01	30,000	6.91	0.01
—	—	—	—	0.01	4,000	7.01	0.01
—	—	—	—	0.01	25,000	7.77	0.01
—	—	—	—	0.01	50.000	8.08	0.01
—	—	—	—	0.01	105,000	8.46	0.01
—	—	—	—	0.01	305,000	8.63	0.01
—	—	—	—	0.01	60,000	8.76	0.01
—	—	—	—	0.01	75,000	9.76	0.01
—	—	—	—	0.16	340,000	5.19	0.16
—	—	—	—	0.16	150,000	9.19	0.16
—	—	—	—	0.18	25,000	5.17	0.18
—	—	—	—	0.28	25,000	4.92	0.28
—	—	—	—	0.28	25,000	8.92	0.28
—	—	—	—	0.92	350,000	5.76	0.92
—	—	—	—	0.92	600,000	9.76	0.92
—	—	—	—	1.33	25,000	2.57	1.33
—	—	—	—	1.38	108,000	0.26	1.38
—	—	—	—	1.38	105,307	4.26	1.38
—	—	—	—	1.55	250,000	1.68	1.55
—	—	—	—	1.67	405,943	4.01	1.67
—	—	—	—	1.70	218,500	2.22	1.70
—	—	—	—	1.75	250,000	2.76	1.75
—	—	—	—	1.78	25,000	3.93	1.78
—	—	—	—	2.03	25,000	0.58	2.03
—	—	—	—	2.31	250,000	3.25	2.31
				2.61	471,500	1.18	2.61
—	—	—	—	4.15	25,000	3.76	4.15
				0.01-4.15	4,755,750		1.09

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$0.92	$0.52
Dividend yields	—	—
Expected volatility	121%-143%	103%
Risk-free interest rates	0.16%-0.38%	1.61%
Expected lives (in years)	3.00-5.00	5.00
Weighted-average grant date fair value	$0.77	$0.51

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the three months ended March 31,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$—	$—
Dividend yields	—	—
Expected volatility	—	—
Risk-free interest rates	—	—
Expected lives (in years)	—	—
Weighted-average grant date fair value	$—	$—

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2021	2020
US$ thousands	US$ thousands
821	56

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2021	2020
US$ thousands	US$ thousands
—	—

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2021	2020
US$ thousands	US$ thousands
—	—

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

On November 1, 2016, the Company launched a unit offering under the Company’s DSPP pursuant to which participants could purchase units comprised of seven shares of Common Stock and seven Common Stock purchase warrants, at a per unit purchase price of $10. The warrant is referred to as “ZNWAE.”

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

The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share at the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company may, in its sole discretion, accelerate the termination of the warrant upon providing 60 days advance notice to the warrant holders

On May 22, 2017, the Company launched a new unit offering. This unit offering consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied. The unit program terminated on July 12, 2017. This program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as “ZNWAF.”

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

The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advance notice to the warrant holders.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The warrants became exercisable on January 8, 2018 and continue to be exercisable through January 8, 2023 at a per share exercise price of $1.00. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advance notice to the warrant holders.

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

The warrants became exercisable on April 2, 2018 and continued to be exercisable through April 2, 2020 at a per share exercise price of $5.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of April 2, 2019 to April 2, 2020.

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

On August 21, 2018, the Company initiated another unit offering, and it terminated on September 26, 2018. The offering consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the NASDAQ on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAJ.”

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

On December 10, 2018, the Company initiated another unit offering, and it terminated on January 23, 2019. The offering consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) is comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional two hundred and fifty (250) shares of Common Stock at a per share exercise price of $0.01. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.01. The warrant is referred to as “ZNWAK.”

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

On April 24, 2019, the Company initiated another unit offering and it terminated on June 26, 2019, after the Company, on June 5, 2019, extended the termination date of the unit offering.

The unit offering consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) two hundred and fifty (250) shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $2.00. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants acquired under the Units purchased. For Plan participants who enrolled into the Unit Program with the purchase of at least one Unit and also enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, received an additional twenty-five (25) warrants at an exercise price of $2.00 during this unit offering. The twenty-five (25) additional warrants were for enrolling into the AMI program. Existing subscribers to the AMI were entitled to the additional twenty-five (25) warrants once, if they purchased at least one (1) unit during the Unit program. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $2.00. The warrant is referred to as “ZNWAL.”

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

On February 1, 2021, the Company initiated a unit offering and it terminated on March 17, 2021.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The unit offering consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of Common Stock shares represented by the high-low average on the purchase date and (ii) Common Stock purchase warrants to purchase an additional twenty-five (25) shares of Common Stock at a per share exercise price of $1.00. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants acquired under the Units purchased. For Plan participants who enrolled into the unit offering with the purchase of at least one Unit or who enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, received an additional ten (10) warrants at an exercise price of $1.00 during this Unit Option Program. The ten (10) additional warrants were for enrolling into the AMI program. Existing subscribers to the AMI were also entitled to the additional ten (10) warrants once, provided that they purchased at least one (1) unit during the Unit program. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant is referred to as “ZNWAN.”

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

For the three months ended March 31, 2021, and 2020, approximately $2,849,000, and $9,109,000 were raised under the DSPP program, respectively.

The company raised approximately $1,180,000 from the period April 1, 2021 through May 13, 2021, under the DSPP program.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQX market under the symbol ZNOGW. However, all of the other warrants described above, in the table below, and throughout this Form 10-Q, are not tradeable and are used internally for classification and accounting purposes only.

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

Each shareholder received.10 (one tenth) of a Subscription Right (i.e. one Subscription Right for each 10 shares owned) for each share of the Company’s Common Stock owned on the Record Date.

The 2018 Subscription Rights Offering terminated on May 31, 2018. The Company raised net proceeds of approximately $3,038,000, from the subscription of Rights, after deducting fees and expenses of $243,000 incurred in connection with the rights offering.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

G. Warrant Table

The warrants balances at December 31, 2020 and transactions since January 1, 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,630	-	(20)	-	640,610
ZNWAJ	$1.00	10/29/2023	546,000	-	-	-	546,000
ZNWAK	$0.01	02/25/2023	437,875	-	(3,920)	-	433,955
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000		-	4,376,000
Outstanding warrants			7,001,039	4,376,000	(3,940)	-	11,373,099

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

H. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows * :

		Period of Grant	US$	Expiration Date

ZNWAA Warrants	B,C	March 2013 – December 2014	2.00	January 31, 2023
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C	October 2017 – December 2017	1.00	January 08, 2023
ZNWAH Warrants	A,B,C	February 2018	5.00	April 2, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants		January 2021 – March 2021	1.00	July 15, 2022

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018
A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the termination date of the Warrants by two (2) years.

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	11,234	4,232
Capitalized salary costs	2,028	1,967
Capitalized interest costs	1,393	1,314
Legal and seismic costs, license fees and other preparation costs	9,008	7,974
Other costs	39	39
	23,702	15,526

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method (cont’d)

Changes in Unproved oil and gas properties during the three months ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	7,002	-
Capitalized salary costs	61	46
Capitalized interest costs	79	20
Legal and seismic costs, license fees and other preparation costs	1,034	150
Other costs	-	7
	*8,176	*223

*	Inclusive of non-cash amounts of approximately $2,442,000, and $77,000 during the three months ended March 31, 2021, and 2020, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds

Rights Offering -10% Senior Convertible Notes due May 2, 2021 and paid on May 3, 2021

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

The Notes contained a convertible option that gave rise to a derivative liability, which was accounted for separately from the Notes (see below). Accordingly, the Notes were initially recognized at fair value of approximately $1,844,000, which represents the principal amount of $3,470,000 from which a debt discount of approximately $1,626,000 (which is equal to the fair value of the convertible option) was deducted.

During the three months ended March 31, 2021, and 2020, the Company recorded approximately $7,000 and $6,000 respectively, in amortization expense related to the deferred financing costs, approximately $144,000 and $116,000 respectively in debt discount amortization, net, and approximately $10,000 and $4,000, respectively, related to financing gains associated with notes converted to shares.

The Notes were governed by the terms of the Indenture. The Notes were senior unsecured obligations of the Company and had an interest rate of 10% per year, payable annually in arrears on May 2 of each year, commencing May 2, 2017. The Notes matured on May 2, 2021, and the annual interest and principal were paid on May 3, 2021 (see below).

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

On May 3, 2021, the Company paid its annual 10% interest to its bondholders of record on April 20, 2021. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $.606 was determined based on the 30 trading days prior to the record date of April 20, 2021. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 529,892 shares to the accounts of its bondholders. Additionally, on May 3, 2021, the Company issued 5,296,308 shares to the accounts of its bondholders in payment of the principal amount of the convertible bonds. As of the date of this report, the Company fully paid its annual interest over the course of five years, as well as the principal amount of the bonds and its obligation is completed.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three months ended March 31, 2021, approximately 100 convertible bonds of $100 each were converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 4,400 shares of its Common Stock during the same period and recorded approximately $10,000 in financial income during the same period.

	March 31, 2021	December 31, 2020
	US$ thousands	US$ thousands

10% Senior Convertible Bonds, on the day of issuance	$3,470	$3,470
Unamortized Debt discount, net	$(61)	$(205)
Bonds converted to shares	$(233)	$(223)
Offering cost, net	$(2)	$(9)
10% senior Convertible bond - Liability	$3,174	$3,033

Capitalized interest for the three months ended March 31, 2021 and 2020 was $79,000 and $20,000, respectively.

Interest expense for the three months ended March 31, 2021 and 2020 was nil and $61,000, respectively.

Note 6 - Derivative Liability

The Notes issued by the Company and discussed in Note 5 contained a convertible option that gives rise to a derivative liability.

The debt instrument the Company issued included a make-whole provision, which provides that in the event of conversion by the investor under certain circumstances, the issuer is required to deliver to the holder additional consideration beyond the settlement of the conversion obligation.

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

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

As of March 31, 2021 and December 31, 2020, the Company’s liabilities that are measured at fair value are as follows:

	March 31, 2021		December 31, 2020
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	5	5	431	431

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

Change in value of the derivative liability during 2021 is as follows:

US$ thousands

Derivative liability fair value at December 31, 2020	431
Gain on derivative liability	(426)
Derivative liability fair value at March 31, 2021	5

The following table presents the assumptions that were used for the model as of March 31, 2021:

	March 31, 2021	December 31, 2020
Convertible Option Fair Value of approximately	$5,000	$431,000
Annual Risk-free Rate	0.01%	.09%
Volatility	44.33%	163.57%
Expected Term (years)	0.09	.33
Convertible Notes Face Value	$3,236,700	$3,246,700
Expected annual yield on Regular Notes	28.77%	28.77%
Price of the Underlying Stock	$0.61	$0.90

During the three months ended March 31, 2021 and 2020, the Company recorded unrealized gains of approximately $426,000, net, and $16,000, net, respectively, within the Statements of Operations on derivative liability.

Note 7 - Right of use leases assets and lease obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	US$ thousands	US$ thousands

Operating lease assets	$382	$438

Operating lease liabilities:
Current operating lease liabilities	$156	$191
Non-current operating lease liabilities	$262	$307
Total operating lease liabilities	$418	$498

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2021 are:

March 31, 2021
Weighted average remaining lease term (years)	2.7
Weighted average discount rate	5.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of March 31, 2021:

US$ thousands

April 1, 2021 through December 31, 2021	173
2022	151
2023	126
2024	-
Thereafter	-
Total undiscounted future minimum lease payments	450
Less: portion representing imputed interest	(32)
Total undiscounted future minimum lease payments	418

Operating lease costs were $63,000 and $61,000 for the three months ended March 31, 2021, and 2020, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $71,000 and $67,000 for the three months ended March 31, 2021, and 2020, respectively, and this amount is included in operating activities in the statements of cash flows. Right-of-use assets obtained in exchange for new operating lease liabilities were $0 and $0 for the three months ended March 31, 2021, and 2020, respectively.

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

B. Litigation

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

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

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

As of March 31, 2021, and December 31, 2020, the Company accrued $0 for license regulatory matters.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

E. Bank Guarantees

As of March 31, 2021, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,843,000) and others (approximately $85,000) with respect to its drilling operation in an aggregate amount of approximately $1,928,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through March 31, 2021, the USD has fluctuated by approximately 3.4% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2021, we had cash, cash equivalents and short-term bank deposits of approximately $8,247,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2021, exclusive of funds at US banks that earn no interest, was approximately 0.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i)	Approximately $1,180,000 was collected through the Company’s DSPP program during the period April 1 through May 13, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), which was granted on December 3, 2020 and overlaps the previous Megiddo-Jezreel License 401 (“MJL 401”), comprising approximately 99,000 acres. The terms of the new license are effective through June 2, 2021 and is extendable for a six-month period.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which would support further evaluation and potential further exploration efforts within our License area. Zion believed it was prudent and consistent with good industry practice to try and answer some of these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. Zion completed all of the acquisition, processing and interpretation of the 3-D data and incorporated its expanded knowledge base into the drilling of our current MJ-02 exploratory well.

On March 12, 2020, Zion entered into a Purchase and Sale Agreement with Central European Drilling kft, a Hungarian corporation, to purchase an onshore oil and gas drill rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, subject to acceptance testing and potential downward adjustment. We remitted to the Seller $250,000 on February 6, 2020 as earnest money towards the Purchase Price. The Closing anticipated by the Agreement took place on March 12, 2020 by the Seller’s execution and delivery of a Bill of Sale to us. On March 13, 2020, the Seller retained the earnest money deposit, and the Company remitted $4,350,000 to the seller towards the purchase price, and $1,000,000 (the “Holdback Amount”) was deposited in escrow with American Stock Transfer and Trust Company LLC. On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and the Holdback Amount was remitted to Central European Drilling.

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

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

The Company currently holds one active petroleum exploration license onshore Israel, the NML 428, comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension.

The NML 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The previous Megiddo Jezreel #1 (“MJ #1”) exploratory well was spudded on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

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

As a result of these unanswered questions and with the information gained drilling the MJ#1 well, Zion believed it was prudent and consistent with good industry practice to try and answer some of these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. Zion has completed all of the acquisition, processing and interpretation of the 3-D data and incorporated its expanded knowledge base into the drilling of our current MJ-02 exploratory well (see further details below).

The Geology team is continuing on a larger interpretation of 3D areas, along with potential exploration locations located in the western portion of the NML 428 area.

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

I-35 Drilling Rig & Associated Equipment

	Three-month period ended March 31, 2021
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,494	698	376	7,568

Asset Additions	-	50	26	76

Asset Depreciation	(169)	-	-	(169)

Asset Disposals for Self-Consumption	-	(58)	-	(58)

March 31, 2021	6,325	690	402	7,417

On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig, and the Holdback Amount was remitted to Central European Drilling on January 8, 2021.

As mentioned previously, the MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. The NML 428 area is the same area as the MJL 401 area and lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

Map 1. Zion’s New Megiddo License 428 as of March 31, 2021.

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

Please see Footnote 3E (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific unit programs, dates, and filings during the years 2016 through 2021.

For the three months ended March 31, 2021, and 2020, approximately $2,849,000, and $9,109,000 were raised under the DSPP program, respectively.

The warrants balances at December 31, 2020 and transactions since January 1, 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	(20)	-	640,610
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	546,000
ZNWAK	$0.01	02/25/2023	437,875	-	(3,920)	-	433,955
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000		-	4,376,000
Outstanding warrants			7,001,039	4,376,000	(3,940)	-	11,373,099

According to the warrant table, the Company could potentially raise up to approximately $15,731,000 if all outstanding warrants were exercised by its holders.

10% Senior Convertible Notes due May 2, 2021 and paid on May 3, 2021

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2019, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

Following the impairment charge noted above, the total net book value of our unproved oil and gas properties under the full cost method is $23,702,000 at March 31, 2021.

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

RESULTS OF OPERATIONS

	For the three months ended March 31,
	2021	2020
	(US $ in thousands)

Operating costs and expenses:
General and administrative expenses	1,971	975
Other	792	468
Subtotal Operating costs and expenses	2,763	1,443

Gain on derivative liability	(426)	(16)

Other expense, net	223	181

Net loss	2,560	1,608

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2021 were $2,763,000 compared to $1,443,000 for the three months ended March 31, 2020. The increase in operating costs and expenses during the three months ended March 31, 2021 compared to the corresponding period in 2020 is primarily attributable to an increase in general and administrative expenses driven by the non-cash expenses associated with stock option grants, and to an increase in other expenses during the three months ended March 31, 2021 compared to the corresponding period in 2020.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2021 were $1,971,000, compared to $975,000 for the three months ended March 31, 2020. The increase in General and administrative expenses during the three months ended March 31, 2021 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants during 2021 and to higher salary expenses compared to the corresponding period in 2020.

Other expense. Other expense during the three months ended March 31, 2021 was $792,000 compared to $468,000 for the three months ended March 31, 2020. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other expenses during the three months ended March 31, 2021 compared to the corresponding period in 2020 is primarily attributable to depreciation expenses related the company’s drilling equipment and to increased marketing expenses associated with investor relations activities.

(Gain) on derivative liability. (Gain) on derivative liability during the three months ended March 31, 2021 was ($426,000), compared to a gain of ($16,000) for the three months ended March 31, 2020. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The gain on derivative liability during the three months ended March 31, 2021 compared to the gain on derivative liability during the three months ended March 31, 2020 is primarily due to that the Company’s $100 Convertible bonds that matured on May 2, 2021 and paid in common stock on May 3, 2021.

Other expense, net. Other expense, net for the three months ended March 31, 2021 was $223,000, compared to $181,000 for the three months ended March 31, 2020. The increase in other expense, net during the three months ended March 31, 2021 compared to the corresponding period in 2020 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the three months ended March 31, 2021 was $2,560,000 compared to $1,608,000 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three months ended March 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2021, we had approximately $6,293,000 in cash and cash equivalents compared to $11,708,000 at December 31, 2020, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $4,854,000 at March 31, 2021 and $11,812,000 at December 31, 2020.

As of March 31, 2021, we provided bank guarantees to various governmental bodies (approximately $1,843,000) and others (approximately $85,000) in respect of our drilling operation in the aggregate amount of approximately $1,928,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the three months ended March 31, 2021, cash used in operating activities totaled $2,141,000. Cash provided by financing activities during the three months ended March 31, 2021 was $2,850,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $7,124,000 for the three months ended March 31, 2021.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,180,000 during the period April 1, 2021 through May 13, 2021, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through June 2021.

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

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2021 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through March 31, 2021, the USD has fluctuated by approximately 3.4% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2021 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $8,247,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2021, exclusive of funds at US banks that earn no interest, was approximately.13%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2021, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Litigation

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

From time to time, the Company may also be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

ITEM 1A.  RISK FACTORS

During the quarter ended March 31, 2021, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit Index:

10.1	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated January 1, 2021 and made effective January 1, 2021 between Zion Oil & Gas, Inc. and Martin van Brauman

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 13, 2021	Date:	May 13, 2021