Form 10-Q
period 2021-06-30
ZION OIL & GAS INC
filed 2021-08-11
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2021; or

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

As of August 10, 2021, Zion Oil & Gas, Inc. had outstanding 284,387,479 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	June 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	9,047	11,708
Fixed short term bank and escrow deposits – restricted	1,279	2,954
Prepaid expenses and other	534	1,900
Other deposits	589	597
Governmental receivables	1,539	2,040
Other receivables	186	195
Total current assets	13,174	19,394

Unproved oil and gas properties, full cost method (see Note 4)	32,101	15,526

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $347 and nil (see note 2J)	7,197	7,568
Property and equipment, net of accumulated depreciation of $585 and $564	153	131
	7,350	7,699

Right of Use Lease Assets (see Note 7)	451	438

Other assets
Assets held for severance benefits	484	446
Total other assets	484	446

Total assets	53,560	43,503

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,962	1,369
Lease obligation – current (see Note 7)	256	191
Asset retirement obligation	571	571
Derivative liability (see Note 6)	-	431
10% Senior convertible bonds, net of unamortized deferred financing cost of nil and $9 and unamortized debt discount of nil and $205 at June 30, 2021 and December 31, 2020, respectively (see Note 5)	-	3,033
Accrued liabilities	1,740	1,987
Total current liabilities	4,529	7,582

Long-term liabilities
Lease obligation – non-current (see Note 7)	233	307
Provision for severance pay	498	505
Total long-term liabilities	731	812

Total liabilities	5,260	8,394

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at June 30, 2021: Issued and outstanding: 283,273,444 and 237,381,555 shares at June 30, 2021 and December 31, 2020, respectively	2,833	2,374
Additional paid-in capital	264,887	245,539
Accumulated deficit	(219,420)	(212,804)
Total stockholders’ equity	48,300	35,109

Total liabilities and stockholders’ equity	53,560	43,503

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	2,952	1,113	4,923	2,088
Impairment of unproved oil and gas properties	-	-	-	-
Other	1,064	577	1,856	1,045
Loss from operations	(4,016)	(1,690)	(6,779)	(3,133)

Other income (expense), net
Gain (loss) on derivative liability	5	(67)	431	(51)
Foreign exchange gain (loss)	13	(14)	(50)	(3)
Financial expenses, net	(58)	(153)	(218)	(345)

Loss, before income taxes	(4,056)	(1,924)	(6,616)	(3,532)
Income taxes	-	-	-	-

Net loss	(4,056)	(1,924)	(6,616)	(3,532)

Net (loss), gain per share of common stock
Basic and diluted (in US$)	(0.02)	(0.01)	(0.03)	(0.02)

Weighted-average shares outstanding
Basic and diluted (in thousands)	248,672	172,361	244,032	155,587

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109
Funds received from sale of DSPP units and shares and exercise of warrants	39,933	400	13,388	—	13,788
Costs associated with the issuance of shares	—	—	(115)	—	(115)
Value of bonds converted to shares	15	*	9	—	9
Bond interest paid in shares	530	5	316	—	321
Bond principal paid in shares	5,296	53	3,161	—	3,214
Funds received from option exercises	117	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	2,589	—	2,589
Net loss	—	—	—	(6,616)	(6,616)
Balances as of June 30, 2021	283,273	2,833	264,887	(219,420)	48,300

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2021	241,351	2,414	249,170	(215,364)	36,220
Funds received from sale of DSPP units and shares and exercise of warrants	36,085	361	10,578	—	10,939
Costs associated with the issuance of shares	—	—	(115)	—	(115)
Value of bonds converted to shares	11	*	9	—	9
Bond interest paid in shares	530	5	316	—	321
Bond principal paid in shares	5,296	53	3,161	—	3,214
Funds received from option exercises	—	—	—	—	—
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,768	—	1,768
Net loss	—	—	—	(4,056)	(4,056)
Balances as of June 30, 2021	283,273	2,833	264,887	(219,420)	48,300

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324
Funds received from sale of DSPP units and shares and exercise of warrants	53,765	537	11,965	—	12,502
Value of bonds converted to shares	1	*	—	—	—
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	388	4	—	—	4
Value of options granted to employees, directors and others as non-cash compensation	—	—	56	—	56
Net loss	—	—	—	(3,532)	(3,532)
Balances as of June 30, 2020	179,909	1,799	230,220	(209,340)	22,679

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2020	164,691	1,647	226,654	(207,416)	20,885
Funds received from sale of DSPP units and shares and exercise of warrants	13,437	134	3,259	—	3,393
Value of bonds converted to shares	(1)	*	*	—	*
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	—	—	—	—	—
Value of options granted to employees, directors and others as non-cash compensation	—	—	—	—	—
Net loss	—	—	—	(1,924)	(1,924)
Balances as of June 30, 2020	179,909	1,799	230,220	(209,340)	22,679

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2021	2020
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(6,616)	(3,532)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	368	26
Cost of options issued to employees, directors and others as non-cash compensation	2,589	56
Amortization of debt discount related to convertible bonds	190	228
Non-cash interest expense	-	101
Change in derivative liability	(431)	51

Change in assets and liabilities, net:
Other deposits	8	197
Prepaid expenses and other	1,366	81
Governmental receivables	501	16
Lease obligation – current	(63)	(3)
Lease obligation – noncurrent	(74)	(115)
Right of use lease assets	115	104
Other receivables	9	50
Severance payable, net	(45)	16
Accounts payable	(91)	(8)
Asset retirement obligation	-	(14)
Accrued liabilities	(792)	(210)
Net cash used in operating activities	(2,966)	(2,956)

Cash flows from investing activities
Acquisition of property and equipment	(43)	(4)
Acquisition of drilling rig and related equipment	(98)	(4,609)
Investment in unproved oil and gas properties	(14,903)	(526)
Net cash used in investing activities	(15,044)	(5,139)

Cash flows from financing activities
Payments related to capital lease	-	(6)
Costs paid related to the issuance of new shares	(115)	-
Proceeds from exercise of stock options	1	4
Proceeds from issuance of stock and exercise of warrants	13,788	12,502
Net cash provided by financing activities	13,674	12,500

Net increase in cash, cash equivalents and restricted cash	(4,336)	4,405
Cash, cash equivalents and restricted cash – beginning of period	14,662	5,935
Cash, cash equivalents and restricted cash – end of period	10,326	10,340

Supplemental schedule of cash flow information
Cash paid for interest	-	1

Non-cash investing and financing activities:
Convertible Bond interest paid in shares	321	325
Convertible Bond principal paid in shares	3,214	-
Unpaid investments in oil & gas properties	2,798	68
10% Senior Convertible Bonds converted to shares	9	-
Capitalized convertible bond interest attributed to oil and gas properties	104	59
New lease accounted for as a right of use lease asset	128	-

*	Less than one thousand

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	9,047	11,708	8,288	4,845
Restricted cash included in fixed short-term bank deposits	1,279	2,954	2,052	1,090
	10,326	14,662	10,340	5,935

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 21 years of oil & gas exploration in Israel. As of June 30, 2021, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also has branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts in the future, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

Zion has the trademark “ZION DRILLING” filed with the United States Patent and Trademark Office. Zion has the trademark filed with the World Intellectual Property Organization in Geneva, Switzerland, pursuant to the Madrid Agreement and Protocol. In addition, Zion has the trademark filed with the Israeli Trademark Office in Israel.

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. The ML 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the six months ended June 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

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

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes may indicate the presence of an active deep petroleum system is in Zion’s license area. There did not appear to be any natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing, and thus the MJ#1 was not producible or commercial

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

Zion’s geology team is continuing to work on a larger interpretation of 3D areas, along with potential exploration locations located in the western portion of the NML 428 area.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet). Although our operational team encountered difficulties to maintain stability with a shale formation in recent drilling, we have moved forward with adjusted drilling parameters to enable us to maintain shale integrity as we move toward our zones of interest.

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2021, the Company incurred a net loss of approximately $6.6 million and had an accumulated deficit of approximately $219.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 16,426,527 and 15,248,643 and 10,589,366 and 10,529,736 Common Stock equivalents in the three- and six-month period ended June 30, 2021 and 2020 respectively, would be anti-dilutive.

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

During the three and six months ended June 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $32,101,000 and $15,526,000 as of June 30, 2021 and December 31, 2020, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At June 30, 2021, and December 31, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its unaudited consolidated condensed financial statements.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

See the table below for a reconciliation of the rig-related activity during the six months ended June 30, 2021:

I-35 Drilling Rig & Associated Equipment:

	Six-month period ended June 30, 2021
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,494	698	376	7,568

Asset Additions	-	72	26	98

Asset Depreciation	(347)	-	-	(347)

Asset Disposals for Self-Consumption	-	(122)	-	(122)

June 30, 2021	6,147	648	402	7,197

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity

The Company’s shareholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01, that the Company is authorized to issue from 400,000,000 shares to 800,000,000 shares, effective June 9, 2021.

A. 2011 Equity Incentive Stock Option Plan

During the six months ended June 30, 2021, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 600,000 shares of Common Stock to six senior officers and three staff members at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2031. The fair value of the options at the date of grant amounted to approximately $456,000.

ii.

Options to purchase 75,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2031. The fair value of the options at the date of grant amounted to approximately $68,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

iii.

Options to purchase 1,800,000 shares of Common Stock to six senior officers and three staff members at an exercise price of $0.59 per share. The options vested upon grant and are exercisable through May 21, 2031. The fair value of the options at the date of grant amounted to approximately $885,000.

iv.

Options to purchase 200,000 shares of Common Stock were granted to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through May 21, 2031. The fair value of the options at the date of grant amounted to approximately $117,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2021, the Company grant the following qualified (market value) and non-qualified options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 350,000 shares of Common Stock to seven board members at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $252,000.

ii.

Options to purchase 50,000 shares of Common Stock were granted to one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $45,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

iii.

Options to purchase 1,400,000 shares of Common Stock to six board members and one consultant at an exercise price of $0.59 per share. The options vested upon grant and are exercisable through May 21, 2027. The fair value of the options at the date of grant amounted to approximately $643,000.

iv.

Options to purchase 200,000 shares of Common Stock were granted to one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through May 21, 2027. The fair value of the options at the date of grant amounted to approximately $116,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

During the six months ended June 30, 2020, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

C. 2021 Incentive Stock Option Plan

Effective June 9, 2021, the Company’s shareholders authorized the adoption of the Zion Oil & Gas, Inc. 2021 Omnibus Incentive Stock Option Plan (“Omnibus Plan”) for employees, directors and consultants, initially reserving for issuance thereunder 38,000,000 shares of common stock.

The Omnibus Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The plan also permits cash payments under certain conditions.

The compensation committee of the Board of Directors (comprised of independent directors) is responsible for determining the type of award, when and to whom awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant.

During the six months ended June 30, 2021, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $0.29 per share. The options vested upon grant and are exercisable through June 15, 2031. The fair value of the options at the date of grant amounted to approximately $6,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2021 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2020	3,797,750	1.14

Changes during 2021 to:
Granted to employees, officers, directors and others	4,700,000	0.59
Expired/Cancelled/Forfeited	(183,000)	1.52
Exercised	(117,000)	0.01
Outstanding, June 30, 2021	8,197,750	0.83

Exercisable, June 30, 2021	8,197,750	0.83

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2021:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	2.37	0.01
—	—	—	—	0.01	5,000	2.95	0.01
—	—	—	—	0.01	20,000	4.92	0.01
—	—	—	—	0.01	130,000	5.50	0.01
—	—	—	—	0.01	50,000	5.51	0.01
—	—	—	—	0.01	60,000	5.79	0.01
—	—	—	—	0.01	200,000	5.88	0.01
—	—	—	—	0.01	40,000	6.25	0.01
—	—	—	—	0.01	87,500	6.50	0.01
—	—	—	—	0.01	25,000	6.51	0.01
—	—	—	—	0.01	30,000	6.66	0.01
—	—	—	—	0.01	4,000	6.76	0.01
—	—	—	—	0.01	25,000	7.52	0.01
—	—	—	—	0.01	50.000	7.83	0.01
—	—	—	—	0.01	105,000	8.21	0.01
—	—	—	—	0.01	305,000	8.38	0.01
—	—	—	—	0.01	60,000	8.51	0.01
—	—	—	—	0.01	75,000	9.51	0.01
—	—	—	—	0.01	200,000	9.89	0.01
—	—	—	—	0.16	340,000	4.44	0.16
—	—	—	—	0.16	150,000	8.44	0.16
—	—	—	—	0.18	25,000	4.42	0.18
—	—	—	—	0.28	25,000	4.17	0.28
—	—	—	—	0.28	25,000	8.17	0.28
—	—	—	—	0.29	25,000	5.95	0.29
—	—	—	—	0.59	1,400,000	5.88	0.59
—	—	—	—	0.59	1,800,000	9.89	0.59
—	—	—	—	0.92	350,000	5.51	0.92
—	—	—	—	0.92	600,000	9.51	0.92
—	—	—	—	1.33	25,000	1.83	1.33
—	—	—	—	1.38	105,307	3.51	1.38
—	—	—	—	1.55	200,000	0.93	1.55
—	—	—	—	1.67	405,943	3.26	1.67
—	—	—	—	1.70	218,500	1.47	1.70
—	—	—	—	1.75	250,000	2.02	1.75
—	—	—	—	1.78	25,000	3.18	1.78
—	—	—	—	2.31	250,000	2.51	2.31
				2.61	471,500	0.43	2.61
—	—	—	—	4.15	25,000	3.01	4.15
				0.01-4.15	8,197,750		0.83

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$0.67	$0.52
Dividend yields	—	—
Expected volatility	120%-143%	103%
Risk-free interest rates	0.16%-0.84%	1.61%
Expected lives (in years)	3.00-5.00	5.00
Weighted-average grant date fair value	$0.55	$0.51

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$0.59	$—
Dividend yields	—	—
Expected volatility	113%	—
Risk-free interest rates	1.07%	—
Expected lives (in years)	6.00	—
Weighted-average grant date fair value	$0.50	$—

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended June 30,
2021	2020
US$ thousands	US$ thousands
1,669	—

For the six months ended June 30,
2021	2020
US$ thousands	US$ thousands
2,490	56

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended June 30,
2021	2020
US$ thousands	US$ thousands
—	—

For the six months ended June 30,
2021	2020
US$ thousands	US$ thousands
99	—

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended June 30,
2021	2020
US$ thousands	US$ thousands
—	—

For the six months ended June 30,
2021	2020
US$ thousands	US$ thousands
—	—

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

E. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 13, 2014 Zion filed a registration statement on Form S-3 that is part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three-year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

On March 27, 2014, we launched our Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities directly from the Company. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended.

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

An Amendment No. 2 to the Prospectus Supplement (as described below) was filed on October 12, 2017.

Under Amendment No. 2, the Company initiated another unit offering which terminated on December 6, 2017. This unit offering enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 15 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as “ZNWAG.”

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

On February 1, 2018, the Company launched another unit offering which terminated on February 28, 2018. The unit offering consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) 50 shares of Common Stock and (ii) Common Stock purchase warrants to purchase an additional 50 shares of Common Stock. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock acquired under the Units purchased. Each warrant affords the investor the opportunity to purchase one share of Company Common Stock at a warrant exercise price of $5.00. The warrant is referred to as “ZNWAH.”

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit program consisting of Units (shares of stock and warrants) to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2022 at a per share exercise price of $1.00.

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

On April 12, 2021, the Company initiated a unit offering and it terminated on May 12, 2021.

The unit offering consisted of Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of Common Stock shares represented by the high-low average on the purchase date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $.25. The investor’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants acquired under the Units purchased. For Plan participants who enrolled into the unit offering with the purchase of at least one Unit or who enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, received an additional fifty (50) warrants at an exercise price of $.25 during this Unit Option Program. The fifty (50) additional warrants were for enrolling into the AMI program. Existing subscribers to the AMI were also entitled to the additional fifty (50) warrants once, provided that they purchased at least one (1) unit during the Unit program. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant is referred to as “ZNWAO.”

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a unit program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on May 28, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAP.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued and became exercisable on June 2, 2021 and continue to be exercisable through June 2, 2022 at a per share exercise price of $.25.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be issued on April 4, 2022 and be exercisable through July 6, 2022 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAR.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued and became exercisable on June 22, 2021 and continue to be exercisable through June 22, 2022 at a per share exercise price of $.25. Additionally, Zion incurred $115,000 in equity issuance costs to an outside party related to this waiver program.

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

For the three and six months ended June 30, 2021, approximately $10,939,000, and $13,788,000 were raised under the DSPP program, respectively.

For the three and six months ended June 30, 2020, approximately $3,393,000, and $12,502,000 were raised under the DSPP program, respectively.

The company raised approximately $550,000 from the period July 1, 2021 through August 7, 2021, under the DSPP program.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The warrants became exercisable on June 29, 2018 and continued to be exercisable through June 29, 2020 at a per share exercise price of $3.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of June 29, 2019 to June 29, 2020.

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

Each shareholder received.10 (one tenth) of a Subscription Right (i.e., one Subscription Right for each 10 shares owned) for each share of the Company’s Common Stock owned on the Record Date.

The 2018 Subscription Rights Offering terminated on May 31, 2018. The Company raised net proceeds of approximately $3,038,000, from the subscription of Rights, after deducting fees and expenses of $243,000 incurred in connection with the rights offering.

G. Warrant Table

The warrants balances at December 31, 2020 and transactions since January 1, 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(5,670)	-	432,205
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,725	(100)	-	267,625
ZNWAO	$0.25	06/12/2023	-	190,120	(11,332)	-	178,788
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,493,761	(1,217,102)	-	13,277,698

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

H. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C	March 2013 – December 2014	2.00	January 31, 2023
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C	October 2017 – December 2017	1.00	January 08, 2023
ZNWAH Warrants	A,B,C	February 2018	5.00	April 2, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants		January 2021 – March 2021	1.00	July 15, 2022
ZNWAN Warrants		May - June 2021	1.00	July 15, 2022
ZNWAO Warrants		June 2021	0.25	June 12, 2023
ZNWAP Warrants		June 2021	0.25	June 02, 2022
ZNWAQ Warrants		June 2021	0.25	July 6, 2022
ZNWAR Warrants		June 2021	0.25	June 22, 2022

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018

A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the termination date of the Warrants by two (2) years.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	18,824	4,232
Capitalized salary costs	2,084	1,967
Capitalized interest costs	1,418	1,314
Legal and seismic costs, license fees and other preparation costs	9,736	7,974
Other costs	39	39
	32,101	15,526

Changes in Unproved oil and gas properties during the three and six months ended June 30, 2021 and 2020 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	7,590	84	14,592	84
Capitalized salary costs	56	51	117	97
Capitalized interest costs	25	39	104	59
Legal costs, license fees and other preparation costs	728	248	1,762	398
Other costs	-	4	-	11
	*8,399	*426	*16,575	*649

*	Inclusive of non-cash amounts of approximately $460,000, and $62,000 during the three months ended June 30, 2021, and 2020, respectively
*	Inclusive of non-cash amounts of approximately $2,902,000, and $127,000 during the six months ended June 30, 2021, and 2020, respectively

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

During the three and six months ended June 30, 2021, the Company recorded approximately $2,000 and $9,000, respectively, in amortization expense related to the deferred financing costs, approximately $60,000 and $205,000, respectively, in debt discount amortization net, and approximately $23,000 and $33,200, respectively, related to financing gains associated with Notes converted to shares.

During the three and six months ended June 30, 2020, the Company recorded approximately $7,000 and $13,000, respectively, in amortization expense related to the deferred financing costs, approximately $101,000 and $217,000, respectively, in debt discount amortization net, and approximately ($1,000) and $3,000, respectively, related to financing (losses) gains associated with Notes converted to shares.

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

On April 2, 2021, the ability of bondholders to convert the bonds ended so the 30-day average share price could be computed. On May 2, 2021, Zion’s bonds expired. Zion chose to pay the principal in kind with our stock. On May 2, 2021, a total of 32,139 $100 face value bonds were outstanding. The 30-day moving average price used to settle the bonds was .6069. Zion settled the principal on the bonds by issuing 5,300,000 shares of our common stock. The annual 10% coupon payment was paid in shares using the same 30-day average price. Zion issued approximately 530,000 shares for the remaining bond holders’ interest payment.

On May 3, 2021, the Company paid its annual 10% interest to its bondholders of record on April 20, 2021. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $.606 was determined based on the 30 trading days prior to the record date of April 20, 2021. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued 529,892 shares to the accounts of its bondholders. Additionally, on May 3, 2021, the Company issued 5,296,308 shares to the accounts of its bondholders in payment of the principal amount of the convertible bonds. As of the date of this report, the Company fully paid its annual interest over the course of five years, as well as the principal amount of the bonds, and its obligation is completed.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three and six months ended June 30, 2021, 232 and 332 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 10,200 and 14,600 shares of its Common Stock during the same period, respectively, and recorded approximately $14,000 and $24,000 in financial income during the same period.

Through the three and six months ended June 30, 2020, 8 and 28 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 352 and 1,232 shares of its Common Stock during the same period, respectively, and recorded approximately ($1,000) and $3,000 in financial (expenses) income during the same period.

	June 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
10% Senior Convertible Bonds, on the day of issuance	$-	$3,470
Unamortized Debt discount, net	$-	$(205)
Bonds converted to shares	$-	$(223)
Offering cost, net	$-	$(9)
10% senior Convertible bond - Liability	$-	$3,033

Capitalized interest for the three and six months ended June 30, 2021 was $25,000 and $104,000 compared to $39,000 and $59,000 for the three and six months ended June 30, 2020.

Interest expenses for the three and six months ended June 30, 2021 were $0 and $0 compared to $40,000 and $101,000 for the three and six months ended June 30, 2020.

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

Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its balance sheet. Changes in the fair value are recorded as a gain or loss in the accompanying statement of operations.

The valuation of the Notes was done by using the Binomial Model, a well-accepted option-pricing model, and based on the Notes’ terms and other parameters the Company identified as relevant for the valuation of the Notes’ Fair Value.

The Binomial Model used the forecast of the Company share price during the Note’s contractual term.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

As of June 30, 2021 and December 31, 2020, the Company’s liabilities that are measured at fair value are as follows:

	June 30, 2021		December 31, 2020
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	-	-	431	431

Change in value of the derivative liability during 2021 is as follows:

US$ thousands
Derivative liability fair value at December 31, 2020	431
Gain on derivative liability	(431)
Derivative liability fair value at June 30, 2021	-

The following table presents the assumptions that were used for the model as of June 30, 2021:

	June 30, 2021	December 31, 2020
Convertible Option Fair Value of approximately	$-	$431,000
Annual Risk-free Rate	-	.09%
Volatility	-	163.57%
Expected Term (years)	-	.33
Convertible Notes Face Value	$-	$3,246,700
Expected annual yield on Regular Notes	-	28.77%
Price of the Underlying Stock	$-	$0.90

During the three and six months ended June 30, 2021, the Company recorded unrealized gains of approximately $5,000, net, and $431,000, net, respectively, within the Statements of Operations on derivative liability.

During the three and six months ended June 30, 2020, the Company recorded unrealized losses of approximately $67,000, net, and $51,000, net, respectively, within the Statements of Operations on derivative liability.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 7 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
Operating lease assets	$451	$438

Operating lease liabilities:
Current operating lease liabilities	$256	$191
Non-current operating lease liabilities	$233	$307
Total operating lease liabilities	$489	$498

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2021 are:

June 30, 2021
Weighted average remaining lease term (years)	2.2
Weighted average discount rate	5.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2021:

US$ thousands
July 1, 2021 through December 31, 2021	275
2022	155
2023	90
2024	-
Thereafter	-
Total undiscounted future minimum lease payments	520
Less: portion representing imputed interest	(31)
Total undiscounted future minimum lease payments	489

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 7 - Right of use lease assets and lease obligations (cont’d)

Operating lease costs were $65,000 and $128,000 for the three and six months ended June 30, 2021, respectively. Operating lease costs were $61,000 and $122,000 for the three and six months ended June 30, 2020, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $71,000 and $143,000 for the three and six months ended June 30, 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $67,000 and $134,000 for the three and six months ended June 30, 2020. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $128,000 and $128,000 for the three and six months ended June 30, 2021, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $0 and $0 for the three and six months ended June 30, 2020, respectively.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 9, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws. The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation concluded and based on the findings and recommendations of independent counsel, the Board decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand. The Company responded to this request in August 2020. The Company has not received any further communication from the shareholder following the August 2020 response.

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

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

As of June 30, 2021, and December 31, 2020, the Company accrued $0 for license regulatory matters.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

E. Bank Guarantees

As of June 30, 2021, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,175,000) and others (approximately $88,000) with respect to its drilling operation in an aggregate amount of approximately $1,263,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through June 30, 2021, the USD has fluctuated by approximately 1.4% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2021, we had cash, cash equivalents and short-term bank deposits of approximately $10,326,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2021, exclusive of funds at US banks that earn no interest, was approximately .08% and .11%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i)	Approximately $550,000 was collected through the Company’s DSPP program during the period July 1 through August 9, 2021.

(ii)	Options to purchase 1,425,000 shares of Common Stock were issued to eleven board members and four employees at an exercise price of $0.39 per share. The options vested upon grant and are exercisable through July 9, 2031. The fair value of the options at the date of grant amounted to approximately $468,000.

(iii)	Options to purchase 100,000 shares of Common Stock were issued to seven employees at an exercise price of $0.29 per share. The options vested upon grant and are exercisable through July 13, 2031. The fair value of the options at the date of grant amounted to approximately $33,000.

(iv)	Options to purchase 375,000 shares of Common Stock were issued to two board members and six employees at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through July 17, 2031. The fair value of the options at the date of grant amounted to approximately $140,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	The going concern qualification in our consolidated financial statements;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQX;

●	the outcome of the current SEC investigation against us;

●	Business interruptions from the COVID-19 pandemic;

●	our ability to obtain new license areas to continue our petroleum exploration program;

●	interruptions, increased consolidated financial costs and other adverse impacts of the coronavirus pandemic on the drilling and testing of our MJ#2 well and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within our license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry;

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	The impact of fluctuating oil and gas prices on our exploration efforts

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

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. The ML 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet). Although our operational team encountered difficulties to maintain stability with a shale formation in recent drilling, we have moved forward with adjusted drilling parameters to enable us to maintain shale integrity as we move toward our zones of interest.

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

Current Exploration and Operation Efforts

Megiddo-Jezreel Petroleum License

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. The ML 428 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

The MJ#1 well provided Zion with information Zion believes is important for potential future exploration efforts within its license area. As with many frontier wildcat wells, the MJ#1 also left several questions unanswered.

While not meant to be an exhaustive list, a summary of what Zion believes to be key information learned in the MJ#1 well is as follows

1.	The MJ#1 encountered much higher subsurface temperatures at a depth shallower than expected before drilling the well. In our opinion, this is significant because reaching a minimum temperature threshold is necessary for the generation of hydrocarbons from an organic-rich source rock.

2.	The known organic rich (potentially hydrocarbon bearing) Senonian age source rocks that are typically present in this part of Israel were not encountered as expected. Zion expected these source rocks to be encountered at approximately 1,000 meters in the MJ#1 well.

3.	MJ#1 had natural fractures, permeability (the ability of fluid to move through the rock) and porosity (pore space in rock) that allowed the sustained flow of formation fluid in the shallower Jurassic and lower Cretaceous age formations between approximately 1,200 and 1,800 meters. While no hydrocarbons were encountered, Zion believes this fact is nonetheless significant because it provides important information about possible reservoir pressures and the ability of fluids to move within the formation and to the surface.

4.	MJ#1 encountered oil in the Triassic Mohilla formation which Zion believes may indicate the presence of an active deep petroleum system is in Zion’s license area. There was no natural permeability or porosity in the Triassic Mohilla formation to allow formation fluid to reach the surface naturally during testing, and thus the MJ#1 was not producible or commercial.

5.	The depths and thickness of the formations we encountered varied greatly from pre-drill estimates. This required the MJ#1 to be drilled to a much greater depth than previously expected. Zion has tied these revised formation depths to seismic data which will allow for more accurate interpretation and mapping in the future.

A summary of what Zion believes to be some key questions left to be answered are:

1.	Is the missing shallow Senonian age source rock a result of regional erosion, or is it missing because of a fault that cut the well-bore and could be reasonably expected to be encountered in the vicinity of the MJ#1 drill site? Zion believes this is an important question to answer because if the Senonian source rocks do exist in this area, the high temperatures encountered are sufficient to mature these source rocks and generate oil.

2.	Do the unusually high shallow subsurface temperatures extend regionally beyond the MJ#1 well, which could allow for the generation of hydrocarbons in the Senonian age source rock within our license area?

3.	As a consequence of seismic remapping, where does the MJ#1 well lie relative to the potential traps at the Jurassic and Triassic levels, and was the well location too low on the structures and deeper than the potential hydrocarbons within those traps?

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

The Geology team is continuing to work on a larger interpretation of 3D areas, along with potential exploration locations located in the western portion of the NML 428 area.

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

I-35 Drilling Rig & Associated Equipment

	Six-month period ended June 30, 2021
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,494	698	376	7,568

Asset Additions	-	72	26	98

Asset Depreciation	(347)	-	-	(347)

Asset Disposals for Self-Consumption	-	(122)	-	(122)

June 30, 2021	6,147	648	402	7,197

On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig, and the Holdback Amount was remitted to Central European Drilling on January 8, 2021. Also on January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,800 meters (~19,024 feet). Although our operational team encountered difficulties to maintain stability with a shale formation in recent drilling, we have moved forward with adjusted drilling parameters to enable us to maintain shale integrity as we move toward our zones of interest.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ZION OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea of Galilee
World-class natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL LICENSE
CAESAREA
ZION DRILL SITE
MANASSEH
(HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License 428 as of June 30, 2021.

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

The Dividend Reinvestment and Stock Purchase Plan

On March 13, 2014 Zion filed a registration statement on Form S-3 that is part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three-year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

On March 27, 2014, we launched our Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”) pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities directly from the Company. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended.

Please see Footnote 3E (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific unit programs, dates, and filings during the years 2016 through 2021.

For the three and six months ended June 30, 2021, approximately $10,939,000 and $13,788,000 were raised under the DSPP program.

For the three and six months ended June 30, 2020, approximately $3,393,000 and $12,502,000 were raised under the DSPP program.

The warrants balances at December 31, 2020 and transactions since January 1, 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(5,670)	-	432,205
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,725	(100)	-	267,625
ZNWAO	$0.25	06/12/2023	-	190,120	(11,332)	-	178,788
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,493,761	(1,217,102)	-	13,277,698

According to the warrant table, the Company could potentially raise up to approximately $16,408,000 if all outstanding warrants were exercised by its holders.

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

The Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. As of the date of this report, many of our employees are working from home, at least on a part-time basis. However, while there are various uncertainties to navigate, the Company’s business activities are continuing. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or work from home arrangements.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period.

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

Abandonment of properties is accounted for as adjustments to capitalized costs. The net capitalized costs are subject to a “ceiling test” which limits such costs to the aggregate of the estimated present value of future net revenue from proved reserves discounted at ten percent based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. The recoverability of amounts capitalized for oil and gas properties is dependent upon the identification of economically recoverable reserves, together with obtaining the necessary financing to exploit such reserves and the achievement of profitable operations.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2020, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2021, and 2020, the Company did not record any post-impairment charges.

Following the impairment charge noted above, the total net book value of our unproved oil and gas properties under the full cost method is $32,101,000 at June 30, 2021.

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

RESULTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	2,952	1,113	4,923	2,088
Other	1,064	577	1,856	1,045
Subtotal Operating costs and expenses	4,016	1,690	6,779	3,133

Loss (Gain) on derivative liability	(5)	67	(431)	51

Other expense, net	45	167	268	348

Net loss	4,056	1,924	6,616	3,532

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2021 were $4,016,000 and $6,779,000, respectively, compared to $1,690,000 and $3,133,000 for the three and six months ended June 30, 2020. The increase in operating costs and expenses during the three and six months ended June 30, 2021 compared to the corresponding period in 2020 is primarily attributable to increase in general and administrative expenses driven by the non-cash expenses associated with stock option grants, and by an increase in other expenses.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2021 were $2,952,000 and $4,923,000, respectively, compared to $1,113,000 and $2,088,000 for the three and six months ended June 30, 2020. The increase in general and administrative expenses during each of the three and six months ended June 30, 2021 compared to the corresponding periods in 2020 is primarily attributable to non-cash expenses associated with stock option grants during 2021 compared to the corresponding periods in 2020.

Other expense. Other expenses during the three and six months ended June 30, 2021 were $1,064,000 and $1,856,000, respectively, compared to $577,000 and $1,045,000 for the three and six months ended June 30, 2020. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during the three and six months ended June 30, 2021 compared to the corresponding periods in 2020 is primarily attributable to increased expenses associated with investor relations activities and depreciation expenses related to the rig asset.

Loss (Gain) on derivative liability. Loss, (Gain) on derivative liability during the three and six months ended June 30, 2021 were ($5,000) and ($431,000), compared to $67,000 and $51,000 for the three and six months ended June 30, 2020. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The (gain) loss on derivative liability during the three and six months ended June 30, 2021 compared to the loss, on derivative liability during the three and six months ended June 30, 2020 is primarily due to the change in the share price of our common stock that occurred during the three and six months ended June 30, 2021.

Other expense, net. Other expense, net for the three and six months ended June 30, 2021 were $45,000 and $268,000, compared to $167,000 and $348,000 for the three and six months ended June 30, 2020. The decrease in other expense, net during the three and six months ended June 30, 2021 compared to the corresponding period in 2020 is primarily attributable financial expenses related to the Company’s convertible bonds and to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”).

Net Loss. Net loss for the three and six months ended June 30, 2021 was $4,056,000 and $6,616,000 compared to $1,924,000 and $3,532,000 for the three and six months ended June 30, 2020. The increase in net loss for 2021 is primarily attributable to General and administrative expenses and other expenses in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three and six months ended June 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2021, we had approximately $9,047,000 in cash and cash equivalents compared to $11,708,000 at December 31, 2020, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $8,645,000 at June 30, 2021 and $11,812,000 at December 31, 2020.

As of June 30, 2021, we provided bank guarantees to various governmental bodies (approximately $1,175,000) and others (approximately $88,000) in respect of our drilling operation in the aggregate amount of approximately $1,263,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the six months ended June 30, 2021, cash used in operating activities totaled $2,966,000. Cash provided by financing activities during the six months ended June 30, 2021 was $13,674,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $15,044,000 for the six months ended June 30, 2021.

During the six months ended June 30, 2020, cash used in operating activities totaled $2,956,000. Cash provided by financing activities during the six months ended June 30, 2020 was $12,500,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities was $5,139,000 for the six months ended June 30, 2020. This was primarily the result of the purchase of the drilling rig, equipment and inventory.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $550,000 during the period July 1, 2021 through August 9, 2021, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through December 2021.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through June 30, 2021, the USD has fluctuated by approximately 1.4% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2021 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $10,326,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2021, exclusive of funds at US banks that earn no interest, was approximately ..08% and .11%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2021, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 9, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws. The shareholder alleges wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation concluded and based on the findings and recommendations of independent counsel, the Board decided not to pursue claims against any current or former officer or director. On July 14, 2020, Zion received a request from the same shareholder making the February 12, 2020 demand to inspect books and records pursuant to Section 220 of the Delaware General Corporation Law for the purpose of evaluating the Board’s decision to reject the litigation demand. The Company responded to this request in August 2020. The Company has not received any further communication from the shareholder following the August 2020 response.

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

ITEM 1A.	RISK FACTORS

During the quarter ended June 30, 2021, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

10.1	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated January 1, 2021 and made effective January 1, 2021 between Zion Oil & Gas, Inc. and Martin van Brauman (incorporated by reference to Form 10-Q filed on May 13, 2021)

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 11, 2021	Date:	August 11, 2021