Form 10-Q
period 2021-09-30
ZION OIL & GAS INC
filed 2021-11-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2021; or

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

As of November 8, 2021, Zion Oil & Gas, Inc. had outstanding 340,521,048 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	September 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	4,564	11,708
Fixed short term bank and escrow deposits – restricted	1,269	2,954
Prepaid expenses and other	473	1,900
Other deposits	595	597
Governmental receivables	1,770	2,040
Other receivables	379	195
Total current assets	9,050	19,394

Unproved oil and gas properties, full cost method (see Note 4)	39,439	15,526

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $525 and nil (see note 2J)	6,948	7,568
Property and equipment, net of accumulated depreciation of $595 and $564	146	131
	7,094	7,699

Right of Use Lease Assets (see Note 7)	390	438

Other assets
Assets held for severance benefits	503	446
Total other assets	503	446

Total assets	56,476	43,503

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,212	1,369
Lease obligation – current (see Note 7)	228	191
Asset retirement obligation	571	571
Derivative liability (see Note 6)	-	431
10% Senior convertible bonds, net of unamortized deferred financing cost of nil and $9 and unamortized debt discount of nil and $205 at September 30, 2021 and December 31, 2020, respectively (see Note 5)	-	3,033
Accrued liabilities	1,638	1,987
Total current liabilities	4,649	7,582

Long-term liabilities
Lease obligation – non-current (see Note 7)	200	307
Provision for severance pay	517	505
Total long-term liabilities	717	812

Total liabilities	5,366	8,394

Commitments and contingencies (see Note 8)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at September 30, 2021: Issued and outstanding: 304,260,077 and 237,381,555 shares at September 30, 2021 and December 31, 2020, respectively	3,043	2,374
Additional paid-in capital	269,790	245,539
Accumulated deficit	(221,723)	(212,804)
Total stockholders’ equity	51,110	35,109

Total liabilities and stockholders’ equity	56,476	43,503

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,601	1,139	6,524	3,227
Other	697	563	2,553	1,608
Loss from operations	(2,298)	(1,702)	(9,077)	(4,835)

Other income (expense), net
Gain (loss) on derivative liability	-	49	431	(2)
Foreign exchange gain (loss)	7	(4)	(43)	(7)
Financial expenses, net	(12)	(139)	(230)	(484)

Loss, before income taxes	(2,303)	(1,796)	(8,919)	(5,328)
Income taxes	-	-	-	-

Net loss	(2,303)	(1,796)	(8,919)	(5,328)

Net (loss), gain per share of common stock
Basic and diluted (in US$)	(0.01)	(0.01)	(0.03)	(0.03)

Weighted-average shares outstanding
Basic and diluted (in thousands)	286,390	202,877	258,442	171,296

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109
Funds received from sale of DSPP units and shares and exercise of warrants	60,665	607	17,550	—	18,157
Costs associated with the issuance of shares	—	—	(115)	—	(115)
Value of bonds converted to shares	15	*	9	—	9
Bond interest paid in shares	530	5	316	—	321
Bond principal paid in shares	5,296	53	3,161	—	3,214
Funds received from option exercises	372	4	11	—	15
Value of options granted to employees, directors and others as non-cash compensation	—	—	3,319	—	3,319
Net loss	—	—	—	(8,919)	(8,919)
Balances as of September 30, 2021	304,260	3,043	269,790	(221,723)	51,110

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2021	283,273	2,833	264,887	(219,420)	48,300
Funds received from sale of DSPP units and shares and exercise of warrants	20,732	207	4,162	—	4,369
Funds received from option exercises	255	3	11	—	14
Value of options granted to employees, directors and others as non-cash compensation	—	—	730	—	730
Net loss	—	—	—	(2,303)	(2,303)
Balances as of September 30, 2021	304,260	3,043	269,790	(221,723)	51,110

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324
Funds received from sale of DSPP units and shares and exercise of warrants	105,354	1,053	24,464	—	25,517
Value of bonds converted to shares	1	*	—	—	—
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	653	7	—	—	7
Value of options granted to employees, directors and others as non-cash compensation	—	—	59	—	59
Net loss	—	—	—	(5,328)	(5,328)
Balances as of September 30, 2020	231,763	2,318	242,722	(211,136)	33,904

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2020	179,909	1,799	230,220	(209,340)	22,679
Funds received from sale of DSPP units and shares and exercise of warrants	51,589	516	12,499	—	13,015
Funds received from option exercises	265	3	—	—	3
Value of options granted to employees, directors and others as non-cash compensation	—	—	3	—	3
Net loss	—	—	—	(1,796)	(1,796)
Balances as of September 30, 2020	231,763	2,318	242,722	(211,136)	33,904

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2021	2020
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(8,919)	(5,328)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	556	36
Cost of options issued to employees, directors and others as non-cash compensation	3,319	59
Amortization of debt discount related to convertible bonds	190	332
Non-cash interest expense	-	101
Change in derivative liability	(431)	2

Change in assets and liabilities, net:
Other deposits	2	(361)
Prepaid expenses and other	1,427	(106)
Governmental receivables	270	25
Lease obligation – current	(91)	(32)
Lease obligation – noncurrent	(107)	(143)
Right of use lease assets	176	158
Other receivables	(184)	191
Severance payable, net	(45)	28
Accounts payable	(291)	31
Asset retirement obligation	-	(14)
Accrued liabilities	(760)	(125)
Net cash used in operating activities	(4,888)	(5,146)

Cash flows from investing activities
Acquisition of property and equipment	(46)	(9)
Acquisition of drilling rig and related equipment	(115)	(4,636)
Investment in unproved oil and gas properties	(21,837)	(880)
Net cash used in investing activities	(21,998)	(5,525)

Cash flows from financing activities
Payments related to capital lease	-	(9)
Costs paid related to the issuance of new shares	(115)	-
Proceeds from exercise of stock options	15	7
Proceeds from issuance of stock and exercise of warrants	18,157	25,517
Net cash provided by financing activities	18,057	25,515

Net increase in cash, cash equivalents and restricted cash	(8,829)	14,844
Cash, cash equivalents and restricted cash – beginning of period	14,662	5,935
Cash, cash equivalents and restricted cash – end of period	5,833	20,779

Supplemental schedule of cash flow information
Cash paid for interest	-	2

Non-cash investing and financing activities:
Convertible Bond interest paid in shares	321	325
Convertible Bond principal paid in shares	3,214	-
Unpaid investments in oil & gas properties	3,114	183
10% Senior Convertible Bonds converted to shares	9	*
Capitalized convertible bond interest attributed to oil and gas properties	104	110
New lease accounted for as a right of use lease asset	128	-

*	Less than one thousand

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	4,564	11,708	18,621	4,845
Restricted cash included in fixed short-term bank deposits	1,269	2,954	2,158	1,090
	5,833	14,662	20,779	5,935

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 21 years of oil & gas exploration in Israel. As of September 30, 2021, the Company has no revenues from its oil and gas operations.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the nine months ended September 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,600 meters (~18,368 feet). Zion recently announced the successful casing and cementing operations in a key section of the well. The company continues making solid progress in the drilling of the MJ-02 well as it moves closer to geological targets.

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the year ending December 31, 2021 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of approximately $8.9 million and had an accumulated deficit of approximately $221.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 21,810,891 and 17,471,772 and 10,219,066 and 10,404,146 Common Stock equivalents in the three- and nine-month period ended September 30, 2021 and 2020 respectively, would be anti-dilutive.

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

During the three and nine months ended September 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $39,439,000 and $15,526,000 as of September 30, 2021 and December 31, 2020, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At September 30, 2021, and December 31, 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

In accordance with GAAP accounting rules, per the matching principle, monthly depreciation begins the month following when the asset is “placed in service.” The rig was placed in service in December 2020 with January 2021 representing the first month of depreciation. Zion determined that the life of the I-35 drilling rig (the rig Zion purchased), is 10 years. Zion has been depreciating the rig on a straight-line basis since it was placed in service.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

See the table below for a reconciliation of the rig-related activity during the nine months ended September 30, 2021:

I-35 Drilling Rig & Associated Equipment:

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,494	698	376	7,568

Asset Additions	-	89	26	115

Asset Depreciation	(475)	-	(50)	(525)

Asset Disposals for Self-Consumption	-	(210)	-	(210)

September 30, 2021	6,019	577	352	6,948

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

A. 2011 Equity Incentive Stock Option Plan

During the nine months ended September 30, 2021, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2021, the Company granted the following qualified (market value) and non-qualified options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase shares of common stock as non-cash compensation:

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

During the nine months ended September 30, 2021, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $0.29 per share. The options vested upon grant and are exercisable through June 15, 2031. The fair value of the options at the date of grant amounted to approximately $6,000.

ii.	Options to purchase 1,425,000 shares of Common Stock to eleven board members and four senior officers at an exercise price of $0.39 per share. The options vested upon grant and are exercisable through July 09, 2031. The fair value of the options at the date of grant amounted to approximately $468,000.

iii.	Options to purchase 100,000 shares of Common Stock to seven staff members and one consultant at an exercise price of $0.39 per share. The options vested upon grant and are exercisable through July 13, 2031. The fair value of the options at the date of grant amounted to approximately $33,000.

iv.	Options to purchase 375,000 shares of Common Stock two board member and six staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through July 17, 2031. The fair value of the options at the date of grant amounted to approximately $140,000.

v.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2031. The fair value of the options at the date of grant amounted to approximately $2,000.

vi.	Options to purchase 413,000 shares of Common Stock to one board member, three senior officers and two employees at an exercise price of $0.25 per share. The options vested upon grant and are exercisable through September 1, 2031. The fair value of the options at the date of grant amounted to approximately $87,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2021 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2020	3,797,750	1.14

Changes during 2021 to:
Granted to employees, officers, directors and others	7,023,000	0.49
Expired/Cancelled/Forfeited	(183,000)	1.52
Exercised	(372,000)	0.04
Outstanding, September 30, 2021	10,265,750	0.73

Exercisable, September 30, 2021	10,265,750	0.73

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2021:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	2.12	0.01
—	—	—	—	0.01	5,000	2.70	0.01
—	—	—	—	0.01	20,000	4.67	0.01
—	—	—	—	0.01	130,000	5.25	0.01
—	—	—	—	0.01	50,000	5.26	0.01
—	—	—	—	0.01	60,000	5.54	0.01
—	—	—	—	0.01	200,000	5.63	0.01
—	—	—	—	0.01	40,000	6.00	0.01
—	—	—	—	0.01	87,500	6.25	0.01
—	—	—	—	0.01	25,000	6.26	0.01
—	—	—	—	0.01	30,000	6.41	0.01
—	—	—	—	0.01	4,000	6.51	0.01
—	—	—	—	0.01	25,000	7.26	0.01
—	—	—	—	0.01	105,000	7.96	0.01
—	—	—	—	0.01	220,000	8.13	0.01
—	—	—	—	0.01	35,000	8.26	0.01
—	—	—	—	0.01	75,000	9.26	0.01
—	—	—	—	0.01	200,000	9.63	0.01
—	—	—	—	0.01	355,000	9.79	0.01
—	—	—	—	0.01	10,000	9.92	0.01
—	—	—	—	0.16	340,000	4.19	0.16
—	—	—	—	0.16	75,000	8.19	0.16
—	—	—	—	0.18	25,000	4.17	0.18
—	—	—	—	0.25	50,000	9.92	0.25
—	—	—	—	0.25	363,000	9.92	0.25
—	—	—	—	0.28	25,000	3.92	0.28
—	—	—	—	0.28	25,000	7.92	0.28
—	—	—	—	0.29	25,000	5.70	0.29
—	—	—	—	0.39	1,515,000	9.77	0.39
—	—	—	—	0.39	10,000	9.95	0.39
—	—	—	—	0.59	1,400,000	5.63	0.59
—	—	—	—	0.59	1,800,000	9.63	0.59
—	—	—	—	0.92	350,000	5.26	0.92
—	—	—	—	0.92	600,000	9.26	0.92
—	—	—	—	1.33	25,000	1.57	1.33
—	—	—	—	1.38	105,307	3.26	1.38
—	—	—	—	1.55	200,000	0.68	1.55
—	—	—	—	1.67	405,943	3.01	1.67
—	—	—	—	1.70	218,500	1.22	1.70
—	—	—	—	1.75	250,000	1.76	1.75
—	—	—	—	1.78	25,000	2.93	1.78
—	—	—	—	2.31	250,000	2.25	2.31
				2.61	471,500	0.18	2.61
—	—	—	—	4.15	25,000	2.76	4.15
				0.01-4.15	10,265,750		0.73

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$0.55	$0.50
Dividend yields	—	—
Expected volatility	121%-143%	90%-103%
Risk-free interest rates	0.16%-0.85%	0.26%-1.61%
Expected lives (in years)	3.00-5.00	5.00
Weighted-average grant date fair value	$0.47	$0.49

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$0.58	$—
Dividend yields	—	—
Expected volatility	100%-113%	—
Risk-free interest rates	1.07%-1.42%	—
Expected lives (in years)	6.00-10.00	—
Weighted-average grant date fair value	$0.49	$—

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended September 30,
2021	2020
US$ thousands	US$ thousands
727	3

For the nine months ended September 30,
2021	2020
US$ thousands	US$ thousands
3,217	59

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended September 30,
2021	2020
US$ thousands	US$ thousands
3	—

For the nine months ended September 30,
2021	2020
US$ thousands	US$ thousands
102	—

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended September 30,
2021	2020
US$ thousands	US$ thousands
—	—

For the nine months ended September 30,
2021	2020
US$ thousands	US$ thousands
—	—

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit program consisting of Units (shares of stock and warrants) to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant has the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2022 at a per share exercise price of $1.00.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on May 28, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAP.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued and became exercisable on June 2, 2021 and continue to be exercisable through June 2, 2022 at a per share exercise price of $.25.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet to a participant. After conclusion of the program on September 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be exercisable on November 15, 2023 and continue to be exercisable through December 31, 2023 at a per share exercise price of $1.00.

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

For the three and nine months ended September 30, 2021, approximately $4,369,000, and $18,157,000 were raised under the DSPP program, respectively.

For the three and nine months ended September 30, 2020, approximately $13,015,000, and $25,517,000 were raised under the DSPP program, respectively.

The company raised approximately $4,378,000 from the period October 1, 2021 through November 10, 2021, under the DSPP program.

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

G. Warrant Table

The warrants balances at December 31, 2020 and transactions since January 1, 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(6,220)	-	431,655
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,785	(100)	-	267,685
ZNWAO	$0.25	06/12/2023	-	190,480	(15,200)	-	175,280
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,494,181	(1,221,520)	-	13,273,700

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	25,551	4,232
Capitalized salary costs	2,122	1,967
Capitalized interest costs	1,418	1,314
Legal and seismic costs, license fees and other preparation costs	10,309	7,974
Other costs	39	39
	39,439	15,526

Changes in Unproved oil and gas properties during the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	6,727	79	21,319	163
Capitalized salary costs	38	56	155	153
Capitalized interest costs	-	51	104	110
Legal costs, license fees and other preparation costs	573	318	2,335	716
Other costs	-	4	-	15
	*7,338	*508	*23,913	*1,157

*	Inclusive of non-cash amounts of approximately $316,000, and $154,000 during the three months ended September 30, 2021, and 2020, respectively
*	Inclusive of non-cash amounts of approximately $3,218,000, and $293,000 during the nine months ended September 30, 2021, and 2020, respectively

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

During the three and nine months ended September 30, 2021, the Company recorded approximately $nil and $9,000, respectively, in amortization expense related to the deferred financing costs, approximately $nil and $205,000, respectively, in debt discount amortization net, and approximately $nil and $24,000, respectively, related to financing gains associated with Notes converted to shares.

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

On April 2, 2021, the ability of bondholders to convert the bonds ended so the 30-day average share price could be computed. On May 2, 2021, Zion’s bonds expired. Zion chose to pay the principal in kind with our stock. On May 2, 2021, a total of 32,139 $100 face value bonds were outstanding. The 30-day moving average price used to settle the bonds was $.606. Zion settled the principal on the bonds by issuing approximately 5,300,000 shares of our common stock. The annual 10% coupon payment was paid in shares using the same 30-day average price. Zion issued approximately 530,000 shares for the remaining bond holders’ interest payment.

On May 3, 2021, the Company paid its annual 10% interest to its bondholders of record on April 20, 2021. The interest was paid-in-kind (“PIK”) in the form of Common Stock. An average of the Company stock price of $.606 was determined based on the 30 trading days prior to the record date of April 20, 2021. This figure was used to divide into 10% of the par value of the bonds held by the holders. The Company issued approximately 530,000 shares to the accounts of its bondholders. Additionally, on May 3, 2021, the Company issued approximately 5,300,000 shares to the accounts of its bondholders in payment of the principal amount of the convertible bonds. As of the date of this report, the Company fully paid its annual interest over the course of five years, as well as the principal amount of the bonds, and its obligation is completed.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Senior Convertible Bonds (cont’d)

Through the three and nine months ended September 30, 2021, nil and 332 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately nil and 14,600 shares of its Common Stock during the same period, respectively, and recorded approximately $1,000 and $24,000 in financial income during the same period.

Through the three and nine months ended September 30, 2020, 0 and 28 convertible bonds of $100 each, respectively, have been converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 0 and 1,232 shares of its Common Stock during the same period, respectively, and recorded approximately $nil and $3,000 in financial income during the same period.

	September 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
10% Senior Convertible Bonds, on the day of issuance	$-	$3,470
Unamortized Debt discount, net	$-	$(205)
Bonds converted to shares	$-	$(223)
Offering cost, net	$-	$(9)
10% senior Convertible bond - Liability	$-	$3,033

Capitalized interest for the three and nine months ended September 30, 2021 was $nil and $104,000 compared to $51,000 and $110,000 for the three and nine months ended September 30, 2020.

Interest expenses for the three and nine months ended September 30, 2021 were $nil and $nil compared to $31,000 and $132,000 for the three and nine months ended September 30, 2020.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Derivative Liability (cont’d)

As of September 30, 2021 and December 31, 2020, the Company’s liabilities that are measured at fair value are as follows:

	September 30, 2021		December 31, 2020
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	-	-	431	431

Change in value of the derivative liability during 2021 is as follows:

US$ thousands
Derivative liability fair value at December 31, 2020	431
Gain on derivative liability	(431)
Derivative liability fair value at September 30, 2021	-

The following table presents the assumptions that were used for the model as of September 30, 2021:

	September 30, 2021	December 31, 2020
Convertible Option Fair Value of approximately	$-	$431,000
Annual Risk-free Rate	-	.09%
Volatility	-	163.57%
Expected Term (years)	-	.33
Convertible Notes Face Value	$-	$3,246,700
Expected annual yield on Regular Notes	-	28.77%
Price of the Underlying Stock	$-	$0.90

During the three and nine months ended September 30, 2021, the Company recorded unrealized gains of approximately $nil and $431,000, net, respectively, within the Statements of Operations on derivative liability.

During the three and nine months ended September 30, 2020, the Company recorded unrealized gains (losses) of approximately $49,000, net, and ($2,000), net, respectively, within the Statements of Operations on derivative liability.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 7 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	US$ thousands	US$ thousands
Operating lease assets	$390	$438

Operating lease liabilities:
Current operating lease liabilities	$228	$191
Non-current operating lease liabilities	$200	$307
Total operating lease liabilities	$428	$498

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2021 are:

September 30, 2021
Weighted average remaining lease term (years)	2.0
Weighted average discount rate	5.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2021:

US$ thousands
October 1, 2021 through December 31, 2021	72
2022	211
2023	156
2024	13
Thereafter	-
Total undiscounted future minimum lease payments	452
Less: portion representing imputed interest	(24)
Total undiscounted future minimum lease payments	428

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 7 - Right of use lease assets and lease obligations (cont’d)

Operating lease costs were $68,000 and $196,000 for the three and nine months ended September 30, 2021, respectively. Operating lease costs were $61,000 and $183,000 for the three and nine months ended September 30, 2020, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $72,000 and $215,000 for the three and nine months ended September 30, 2021, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $69,000 and $203,000 for the three and nine months ended September 30, 2020. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $128,000 for the three and nine months ended September 30, 2021, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $nil for the three and nine months ended September 30, 2020, respectively.

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

As of September 30, 2021, and December 31, 2020, the Company accrued $0 for license regulatory matters.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 8 - Commitments and Contingencies (cont’d)

E. Bank Guarantees

As of September 30, 2021, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,179,000) and others (approximately $90,000) with respect to its drilling operation in an aggregate amount of approximately $1,269,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through September 30, 2021, the USD has fluctuated by approximately 0.4% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2021, we had cash, cash equivalents and short-term bank deposits of approximately $5,833,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2021, exclusive of funds at US banks that earn no interest, was approximately .09% and .11%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 9 - Subsequent Events

(i)	Approximately $4,378,000 was collected through the Company’s DSPP program during the period October 1, through November 10, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,600 meters (~18,368 feet). Zion recently announced the successful casing and cementing operations in a key section of the well. The company continues making solid progress in the drilling of the MJ-02 well as it moves closer to geological targets.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

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

I-35 Drilling Rig & Associated Equipment

	Nine-month period ended September 30, 2021
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,494	698	376	7,568

Asset Additions	-	89	26	115

Asset Depreciation	(475))	-	(50)	(525)

Asset Disposals for Self-Consumption	-	(210)	-	(210)

September 30, 2021	6,019	577	352	6,948

On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig, and the Holdback Amount was remitted to Central European Drilling on January 8, 2021. Also on January 6, 2021, Zion officially spudded its MJ-02 exploratory well. Zion plans to reach a total depth of approximately 5,600 meters (~18,368 feet). Zion recently announced the successful casing and cementing operations in a key section of the well. The company continues making solid progress in the drilling of the MJ-02 well as it moves closer to geological targets.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ZION
OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea
of
Galilee
World-class
natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL
LICENSE
ZION
DRILL
SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean
Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License 428 as of September 30, 2021.

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

For the three and nine months ended September 30, 2021, approximately $4,369,000 and $18,157,000 were raised under the DSPP program.

For the three and nine months ended September 30, 2020, approximately $13,015,000, and $25,517,000 were raised under the DSPP program.

The warrants balances at December 31, 2020 and transactions since January 1, 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(6,220)	-	431,655
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,785	(100)	-	267,685
ZNWAO	$0.25	06/12/2023	-	190,480	(15,200)	-	175,280
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,494,181	(1,221,520)	-	13,273,700

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

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid for the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2020, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2021, and 2020, the Company did not record any post-impairment charges.

Following the impairment charge noted above, the total net book value of our unproved oil and gas properties under the full cost method is $39,439,000 at September 30, 2021.

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

RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,601	1,139	6,524	3,227
Other	697	563	2,553	1,608
Subtotal Operating costs and expenses	2,298	1,702	9,077	4,835

Loss (Gain) on derivative liability	-	(49)	(431)	2

Other expense, net	5	143	273	491

Net loss	2,303	1,796	8,919	5,328

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2021 were $2,298,000 and $9,077,000, respectively, compared to $1,702,000 and $4,835,000 for the three and nine months ended September 30, 2020. The increase in operating costs and expenses during each of the three and nine months ended September 30, 2021 compared to the corresponding period in 2020 is primarily attributable to increase in general and administrative expenses driven by the non-cash expenses associated with stock option grants, and by an increase in other expenses.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2021 were $1,601,000 and $6,524,000, respectively, compared to $1,139,000 and $3,227,000 for the three and nine months ended September 30, 2020. The increase in general and administrative expenses during each of the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020 is primarily attributable to non-cash expenses associated with stock option grants during 2021 compared to the corresponding periods in 2020.

Other expense. Other expenses during the three and nine months ended September 30, 2021 were $697,000 and $2,553,000, respectively, compared to $563,000 and $1,608,000 for the three and nine months ended September 30, 2020. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other general and administrative expenses during each of the three and nine months ended September 30, 2021 compared to the corresponding periods in 2020 is primarily attributable to increased expenses associated with investor relations activities and depreciation expenses related to the rig asset.

Loss (Gain) on derivative liability. Loss, (Gain) on derivative liability during the three and nine months ended September 30, 2021 were $nil and ($431,000), compared to ($49,000) and $2,000 for the three and nine months ended September 30, 2020. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The (gain) loss on derivative liability during the three and nine months ended September 30, 2021 compared to the (gain) loss, on derivative liability during the three and nine months ended September 30, 2020 is primarily due to the change in the share price of our common stock that occurred during the three and nine months ended September 30, 2021.

Other expense, net. Other expense, net for the three and nine months ended September 30, 2021 were $5,000 and $273,000, compared to $143,000 and $491,000 for the three and nine months ended September 30, 2020. The decrease in other expense, net during each of the three and nine months ended September 30, 2021 compared to the corresponding period in 2020 is primarily attributable financial expenses related to the Company’s convertible bonds and to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”).

Net Loss. Net loss for the three and nine months ended September 30, 2021 was $2,303,000 and $8,919,000 compared to $1,796,000 and $5,328,000 for the three and nine months ended September 30, 2020. The increase in net loss for 2021 is primarily attributable to General and administrative expenses and other expenses in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three and nine months ended September 30, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2021, we had approximately $4,564,000 in cash and cash equivalents compared to $11,708,000 at December 31, 2020, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $4,401,000 at September 30, 2021 and $11,812,000 at December 31, 2020.

As of September 30, 2021, we provided bank guarantees to various governmental bodies (approximately $1,179,000) and others (approximately $90,000) in respect of our drilling operation in the aggregate amount of approximately $1,269,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the nine months ended September 30, 2021, cash used in operating activities totaled $4,888,000. Cash provided by financing activities during the nine months ended September 30, 2021 was $18,057,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $21,998,000 for the nine months ended September 30, 2021.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $4,378,000 during the period October 1, 2021 through November 10, 2021, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through February 2022.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through September 30, 2021, the USD has fluctuated by approximately 0.4% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2021 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $5,833,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2021, exclusive of funds at US banks that earn no interest, was approximately .09% and .11%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2021, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2021, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 10, 2021	Date:	November 10, 2021