Form 10-K
period 2021-12-31
ZION OIL & GAS INC
filed 2022-03-17
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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

If an emerging growth company, date indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was approximately $132,022,347. This amount is based on the closing price of registrant’s common stock on the OTCQX Market on that date.

The registrant had 434,717,503 shares of common stock, par value $0.01, outstanding as of March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2021 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2021 ANNUAL REPORT (SEC FORM 10-K)

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

iii

PART I

ITEM 1. BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 22 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX Market under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. The ML 428 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the years ended December 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

While the well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believe that the drilling and testing of this well carried out the testing objectives which would support further evaluation and potential further exploration efforts within our License area. Zion believed it was prudent and consistent with good industry practice to examine further these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. Zion completed all of the acquisition, processing and interpretation of the 3-D data and incorporated its expanded knowledge base into the drilling of our current MJ-02 exploratory well.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6-inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. Zion is presently in the planning and procurement phases of extensive well testing, and this is expected to take several months.

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

ZION’S CURRENT EXPLORATION LICENSE AREA

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres – See Map 1. Under Israeli law, Zion has an exclusive right to oil and gas exploration in our license area in that no other company may drill there. In the event we drill an oil or gas discovery in our license area, current Israeli law entitles us to convert the relevant portions of our license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022.

The NML 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

ZION OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
World-class
natural gas reserves
Sea
of
Galilee
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL
LICENSE
ZION
DRILL
SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean
Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License as of December 31, 2021.

Summary of Current and Former Company License Areas

Megiddo-Jezreel Petroleum License

The Megiddo-Jezreel License 401 was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License 401 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. In November 2016, the State of Israel’s Petroleum Commission officially approved Zion’s drilling date and license extension request to December 2, 2017. The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log), and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJL well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the years ended December 31, 2021, and 2020, the Company did not record any post-impairment charges.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. The New Megiddo License 428 area is the same area as the Megiddo-Jezreel License 401 area and lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6-inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. Zion is presently in the planning and procurement phases of extensive well testing, and this is expected to take several months.

Zion’s Former Joseph License

Zion has plugged all of its exploratory wells on its former Joseph License area, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials.

I-35 Drilling Rig & Associated Equipment

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
31 December 2019	-	-	-	-

Net Purchase Price (1)	4,600	-	-	4,600

Restricted Cash as Holdback in Escrow (1)	500	500	-	1,000

Purchase Price Allocations	(88)	40	48	-

Capitalized Costs (2)	1,481	-	-	1,481

Asset Additions	-	158	329	487

Asset Disposals	-	-	-	-

31 December 2020	6,493	698	377	7,568

Asset Additions	-	191	25	216

Asset Depreciation	(634)	-	(69)	(703)

Asset Disposals for Self-Consumption	-	(247)	-	(247)

December 31, 2021	5,859	643	333	6,834

(1)	These are the initial cash payments for the purchase of the I-35 drilling rig in early 2020
(2)	Capitalized costs include inspection, quarantine, labor, transportation, insurance, and other costs required to place the I-35 drilling rig in service initially, per GAAP.

On January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and the Holdback Amount was remitted to Central European Drilling on January 8, 2021.

As mentioned previously, the MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022.

The New Megiddo License 428 area is the same area as the Megiddo Jezreel license 401 area and lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2020 and 2021:

	2021	2020
	US$ (000)	US$ (000)
I-35 Drilling Rig & Associated Equipment	182	7,568
Megiddo License 428:
Exploratory drilling operations	25,640	649
Equipment and inventory purchases	2,580	1,241
Environmental, geological & geophysical operations	2,082	762
Location construction and maintenance	1,122	236
Joseph License (expired on October 10, 2013) plug & abandonment operations	-	13
Total	31,606	10,469

Employees & Contractors

As of December 31, 2021, we had 24 employees and contractors of whom all but two are on a full-time basis. Included in this number are certain contractors who provide services to Zion on an ongoing basis. Of the 24 total headcount, 17 work out of our Dallas office and 7 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized drilling, health and safety, engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies (such as Zion Oil & Gas, Givot Olam, and Globe Exploration), as well as larger consortia of local Israeli and foreign participants (Noble Energy Inc./Delek Group Ltd.). Most groups are engaged primarily in offshore activities, which is not an area in which we are currently active. So long as we hold our current license, Israeli law conveys an exclusive exploration right to Zion such that no additional companies may compete in our license area.

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

Israel’s Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law. The administration and implementation of the Petroleum Law are vested in the Minister of Energy (“Energy Minister”), the Petroleum Commissioner and an advisory council. The following discussion includes a brief summary of certain provisions of the Petroleum Law as currently in effect. This review is not complete, and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

Petroleum resources are owned by the State of Israel, regardless of whether they are located on state lands or the offshore continental shelf. No person is allowed to explore for or produce petroleum without being granted a specific right under the Petroleum Law. Israeli law provides for three types of rights, two relevant to the exploration stage and the third for the production stage.

Preliminary permit. The “preliminary permit” allows a prospector to conduct preliminary investigations, such as field geology, airborne magnetometer surveys and seismic data acquisition, but does not allow test drilling. It may be granted for a period not to exceed 18 months. The holder of a preliminary permit is entitled to request a priority right on the permit area, which, if granted, prevents an award of petroleum rights on the permit area to any other party. There are no restrictions as to size of the permit area or to the number of permits that may be held by one prospector. However, Israeli policy is to award an area no larger than that for which the applicant has a reasonable plan of operation and has shown evidence of the necessary financial resources to execute the plan.

License. The next level of petroleum right is the “license,” bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years, and it may be extended for up to an additional four years (in one-year increments). In the event of a discovery, the license may be extended for an additional two years. A license area may not exceed 400,000 dunams (approximately 98,842 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2021 and 2020, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

On January 14, 2021, the Company submitted applications to the Energy Ministry, Natural Resources Administration, requesting royalty interest transfers from the New Megiddo License 428 of 3% overriding royalties to each of the Bnei Joseph Amutot and the Abraham Foundation, respectively. On March 1, 2021, the Energy Ministry approved both transfers.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $10,721,000 for the year ended December 31, 2021, and $6,996,000 for the year ended December 31, 2020. The audited consolidated financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

Currently, we are substantially reliant on the proceeds of sales of our common stock under the Dividend Reinvestment and Stock Purchase Plan. During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2021 and 2020, we raised approximately $26,219,000 and $28,390,000, respectively, under the Plan. Of the amounts raised, approximately 85% of the amounts raised in 2020 were attributable to one participant and 67% of the amounts raised in 2021 were attributable to two participants. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this prospectus. Our audited consolidated financial statements at December 31, 2021 and 2020 and for the years then ended were prepared assuming that we will continue as a going concern.

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

The outbreak of Covid-19 in 2020, and the subsequent variants of Covid which continue today, may interrupt or delay our exploration activities in the MJL and could affect our capital raising efforts on which we rely to continue our exploration program and maintain our operations, thereby adversely affecting our business.

We cannot predict the impact, if any, that the outbreak of the coronavirus will have on the testing of our MJ-02 well. In an effort to combat the coronavirus, the Israeli authorities have mandated severe restrictions on the day-to-day operations of businesses, including closures of airports, required quarantine periods of any persons entering Israel as well as rules relating to the conduct of business. At the present time, we cannot predict the impact, if any, of these regulations on our planned operations.

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

Our sole exploratory license granted on December 3, 2020 is scheduled to expire on August 1, 2022. We have not applied for any other license area and no assurance can be given that we will be awarded another exploratory license.

We currently hold one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. The New Megiddo License 428 was granted on December 3, 2020 and was valid for six months with the possibility of an additional six-month extension. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. No assurance can be given that we will be given additional extension on this present license. Additionally, we have not applied for any other license area and no assurance can be provided that a license will be granted to us if we apply.

Our ongoing exploration and development efforts are subject to many contingencies outside of our control, and any considerable delay in obtaining all of the needed licenses, approvals and authorizations may severely impair our business.

On January 6, 2021, we spudded our MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6-inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. Zion is presently in the planning and procurement phases of extensive well testing, and this is expected to take several months.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

We require significant capital to realize our business plan.

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities in our current license area through December 2022. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are drilling, or testing, we estimate that there is an additional cost of approximately $2,000,000 - $3,000,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2020-2021 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

Our ability to obtain desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2020-2021 are likely to render obtaining any necessary exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to obtain new or additional exploration rights. If we are unable for whatever reason to obtain the license applications that we deem necessary or desirable, our business may be severely impaired.

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

Our global operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations.

Our business is subject to certain risks associated with doing business globally, more particularly in Israel.. Accordingly, we face significant operational risks as a result of doing business internationally, such as:

●	fluctuations in foreign currency exchange rates;

●	potentially adverse tax consequences and changes in tax laws;

●	challenges in providing solutions across a significant distance, in different languages, different time zones and among different cultures (particularly, for as long as travel is limited due to the COVID-19 pandemic);

●	difficulties in staffing and managing foreign operations, particularly in new geographic locations, and related compliance with employment, immigration and labor laws for employees or other staff living abroad;

●	restrictions imposed by local labor practices and laws on our business and operations;

●	economic weakness, including inflation, or rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, economic or trade sanctions, closure of markets to imports, terrorism or epidemics and other similar outbreaks or events;

●	compliance with a wide variety of complex foreign laws, treaties and regulations;

●	compliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption and anti-bribery laws;

●	unexpected changes in tariffs, trade barriers and other regulatory or contractual limitations on our ability to develop or sell our products in certain foreign markets; and

●	becoming subject to the laws, regulations and court systems of multiple jurisdictions.

Our failure to manage the market and operational risks associated with our international operations could limit the future growth of our business and adversely affect our results of operations.

Our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss, adverse public health events and other events beyond our control, the occurrence of which could materially harm our business.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, hacking, ransomware, cyber-attacks, unauthorized access as well as telecommunication and electrical failures. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Although we have invested significant resources to enhance the security of our computer systems, there can be no assurances we will not experience unauthorized intrusions into our computer systems, or those of our vendors, contractors and consultants, that we will successfully detect future unauthorized intrusions in a timely manner or that future unauthorized intrusions will not result in material adverse effects on our financial condition, reputation or business prospects.

While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our operations.

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war, natural disasters, adverse public health events and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of all of such events and do not have an applicable recovery plan in place. Any disruption to our operations or the operations of our collaborators or suppliers from these kinds of events would likely impact our operating results and our financial condition.

Although we carry insurance to protect us against some losses or damages resulting from certain types of disasters, the extent of that insurance is limited in scope and amount, and we cannot assure you that our insurance coverage will be sufficient to satisfy any damages and losses. Any business interruption may have a material adverse effect on our business, financial position, results of operations, and prospects.

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

We incurred net losses of $10,721,000 for the year ended December 31, 2021, and $6,996,000 for the year ended December 31, 2020. We cannot provide any assurance that we will ever be profitable.

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

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or to cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Significant disruptions of our information technology systems, or those of our third-party vendors or business partners, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, our liability insurance may not be sufficient in type or amount to cover us against costs of or claims related to security breaches, cyber-attacks and other related breaches. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, or litigation.

Risks Related to our Common Stock

We will issue additional common stock in the future, which would dilute the ownership interests of our existing stockholders.

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 800,000,000 shares of common stock. As of March 15, 2022, there were approximately 434,717,503 shares of our common stock issued and outstanding.

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

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities.”

The table below summarizes certain data for our license area for the year ended December 31, 2021:

Type of Right	Name	Area (Approx. Acres)	Working Interest	Expiration Date
License 428	Megiddo-Jezreel	98,842	100%	August 1, 2022 (1)

(1)	Declaration of a commercial discovery during the license term, as may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

Surface Rights

The surface rights to the drill site in the New Megiddo License 428 area are held under a long-term lease by Kibbutz Sde Eliyahu. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Sde Eliyahu and the Israel Lands Authority for the use of the surface rights.

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Ma’anit and the Israel Lands Authority for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry even though the Joseph License has expired.

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

Summary of Exploration Activities/Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities.”

Office Properties

(i) On September 10, 2015, the Company signed a new lease agreement with Hartman Income REIT Property Holdings, LLC (“Hartman”) for new premises containing 7,276 square feet. The lease term was for 65 months (about 5.5 years) from December 1, 2015 to April 30, 2021. Rent was abated for the first five (5) month beginning in December 2015 and extending through April 2016. Beginning in May 2016 and extending through April 2017, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in May 2017 and extending through April 2018, rent was paid on a monthly basis in the base amount of $8,186 per month. Beginning in May 2018 and extending through April 2019, rent was paid on a monthly basis in the base amount of $8,489 per month. Beginning in May 2019 and extending through April 2020, rent was paid on a monthly basis in the base amount of $8,792 per month. Beginning in May 2020 and extending through April 2021, rent was paid on a monthly basis in the base amount of $9,095 per month. The Company was also obligated to pay its pro-rated portion of all taxes, utilities, and insurance during the lease term.

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent was paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent was paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent was paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent was paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent was paid monthly in the base amount of $10,967.50 per month. This lease is treated as an operating lease.

On May 14, 2021, the Company and Hartman signed a letter agreement (“Renewal Letter”) whereby the Lease extends from June 1, 2021 through May 31, 2022. The monthly basic rent to be paid is $10,967.50 and a monthly electricity expense of approximately $1,279.54.

(ii) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term was five years from February 1, 2014 to January 31, 2019. Rent was paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $12,150) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company was also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $12,600) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $27,300) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

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

Holders

As of December 31, 2021, there were approximately 19,300 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

ITEM 6. [RESERVED]

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 22 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. The ML 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

I-35 Drilling Rig & Associated Equipment

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
31 December 2019	-	-	-	-

Net Purchase Price (1)	4,600	-	-	4,600

Restricted Cash as Holdback in Escrow (1)	500	500	-	1,000

Purchase Price Allocations	(88)	40	48	-

Capitalized Costs (2)	1,481	-	-	1,481

Asset Additions	-	158	329	487

Asset Disposals	-	-	-	-

31 December 2020	6,493	698	377	7,568

Asset Additions	-	191	25	216

Asset Depreciation	(634)	-	(69)	(703)

Asset Disposals for Self-Consumption	-	(247)	-	(247)

December 31, 2021	5,859	643	333	6,834

(1)	These are the initial cash payments for the purchase of the I-35 drilling rig in early 2020
(2)	Capitalized costs include inspection, quarantine, labor, transportation, insurance, and other costs required to place the I-35 drilling rig in service initially, per GAAP.

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

During the years ended December 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges. (See note 4).

The total net book value of our unproved oil and gas properties under the full cost method is $46,950,000 and $15,526,000 at December 31, 2021 and 2020, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD):

	2021	2020
Operating costs and expenses:

General and administrative expenses	7,594	4,291

Other	3,287	1,963

Impairment of unproved oil and gas properties	-	-

Operating costs and expenses	10,881	6,254

Loss (gain) on derivative liability	(431)	302

Other expense, net	271	440

Net loss	10,721	6,996

FOR THE YEAR ENDED DECEMBER 31, 2021 COMPARED TO DECEMBER 31, 2020

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2021 were $10,881,000 compared to $6,254,000 for the year ended December 31, 2020. The increase in costs in 2021 is primarily attributable to an increase in general and administrative expenses related to non-cash expenses associated with stock option grants.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2021 were $7,594,000 compared to $4,291,000 for the year ended December 31, 2020. The increase in costs in 2021 is primarily attributable to an increase in general and administrative expenses related to non-cash expenses associated with stock option grants.

Other expenses. Other expenses during the year ended December 31, 2021 were $3,287,000 compared to $1,963,000 for the year ended December 31, 2020. These expenses are comprised of non-compensation and non-professional expenses incurred. The increase in expenses during 2021 is primarily attributable to higher investor relations activities and depreciation expenses related to the rig asset.

Loss (gain) on derivative liability. Loss (gain) on derivative liability during the year ended December 31, 2021 was ($431,000) compared to $302,000 for the year ended December 31, 2020. An embedded derivative is contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016 and was fully paid in May 2021. The (gain) on derivative liability during the year ended December 31, 2021 compared to the loss on derivative liability during the year ended December 31, 2020 is primarily due to the change in the share price of our common stock that occurred during the year ended December 31, 2021.

Other expense, net. Other expense, net for the year ended December 31, 2021 was $271,000 compared to $440,000 for the year ended December 31, 2020. The decrease in these expenses in 2021 is primarily attributable to financial expenses related to the Company’s convertible bonds and to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”).

Net Loss. Net loss for the year ended December 31, 2021 was $10,721,000 compared to $6,996,000 for the year ended December 31, 2020. The primary driver of the higher net loss in 2021 is the increase in stock option grants in 2021 when compared to 2020.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our consolidated financial statements for the year ended December 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

Currently, we are substantially reliant on the proceeds of sales of our common stock under the Dividend Reinvestment and Stock Purchase Plan. During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2021 and 2020, we raised approximately $26,219,000 and $28,390,000, respectively, under the Plan. Of the amounts raised, approximately 85% of the amounts raised in 2020 were attributable to one participant and 67% of the amounts raised in 2021 were attributable to two participants. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

At December 31, 2021, and 2020, we had approximately $4,683,000 in cash and cash equivalents compared to $11,708,000 at December 31, 2020. Our working capital (current assets minus current liabilities) was $3,303,000 at December 31, 2021 and $11,812,000 at December 31, 2020.

As of December 31, 2021, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,189,000 and $1,876,000, respectively) and others (approximately $94,000 and $88,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,283,000 and $1,964,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

During the years ended December 31, 2021 and 2020, cash used in operating activities totaled $5,813,000 and $9,921,000, respectively. Cash provided by financing activities during the years ended December 31, 2021 and 2020 was $26,125,000 and $28,367,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as drilling costs for our MJ-02 exploratory well, purchase of equipment and spare parts was $29,022,000 and $9,719,000 for the years ended December 31, 2021 and 2020, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $8,707,000 during the period January 1, 2022 through March 15, 2022, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through December 2022.

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

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in drilling and planned non-drilling exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

On May 22, 2017, the Company launched a new unit offering. This unit offering consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied. The unit offering terminated on July 12, 2017. This unit offering enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as “ZNWAF.”

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

The warrants became exercisable on January 8, 2018 and continues to be exercisable through January 8, 2023 at a per share exercise price of $1.00. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

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

On April 24, 2019, the Company initiated another unit offering, and it terminated on June 26, 2019, after the Company, on June 5, 2019, extended the termination date of the unit offering.

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

The warrants became exercisable on August 26, 2019 and continued to be exercisable through August 26, 2021 at a per share exercise price of $2.00.

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

On February 1, 2021, the Company initiated a unit offering, and it terminated on March 17, 2021.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be exercisable on November 15, 2023 and continue to be exercisable through December 31, 2023 at a per share exercise price of $1.00

During 2020, one participant who participated in that aspect of the DSPP called “Request For Waiver” contributed approximately 85% of the cash raised through the DSPP. During 2021, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 67% of the cash raised through the DSPP.

On December 9, 2019 Zion filed an Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-235299) solely for the purpose of re-filing a revised Exhibit 5.1 to the Registration Statement. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly, such prospectus has not been included herein.

On December 10, 2021 Zion filed an Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-235299) for the purpose of converting the existing Form S-1 to the Registration Statement on Form S-3. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly such prospectus has not been included herein.

The company raised approximately $8,707,000 from the period January 1, 2022 through March 15, 2022, under the DSPP program.

For the years ended December 31, 2021, and 2020, approximately $26,219,000, and $28,390,000 was raised under the DSPP program, respectively.

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

Warrants Table

The warrant activity and balances for the year 2020 are shown in the table below :

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2020
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/02/2023	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,585	-	(150)	-	359,435
ZNWAG	$1.00	01/08/2023	240,578	-	(510)	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	546,000	-	(100)	-	545,900
ZNWAK	$0.01	02/25/2023	457,725	-	(19,850)	-	437,875
ZNWAL	$2.00	08/26/2023	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(21,031)	-	7,001,039

Changes during 2021 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(6,220)	-	431,655
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,785	(125)	-	267,660
ZNWAO	$0.25	06/12/2023	-	190,480	(15,510)	-	174,970
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,494,181	(1,221,855)	-	13,273,365

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

On April 2, 2021, the ability of bondholders to convert the bonds ended so the 30-day average share price could be computed. On May 2, 2021, Zion’s bonds expired. Zion chose to pay the principal in kind with our stock. On May 2, 2021, a total of 32,139 $100 face value bonds were outstanding. The 30-day moving average price used to settle the bonds was $.606. On May 3, 2021, Zion settled the principal on the bonds by issuing approximately 5,300,000 shares of our common stock. The annual 10% coupon payment was paid in shares using the same 30-day average price. On May 3, 2021, Zion issued approximately 530,000 shares for the remaining bond holders’ interest payment.

As of the date of this report, the Company fully paid its annual interest over the course of five years, as well as the principal amount of the bonds, and its obligation is completed.

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual consolidated financial obligations for continuing operations at December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2022	2023	2024	2025	Thereafter	Total
Exploration Related Commitments	4,221	—	—	—	—	4,221

Operating Leases	266	212	18	—	—	496

Employment Agreements	1,800	—	—	—	—	1,800

Total	6,287	212	18	—	—	6,517

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2021 had a significant impact on our financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 2 for more complete details on balances at December 31, 2021, and 2020.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through December 31, 2021, the USD has fluctuated by approximately 3.3% against the NIS (the USD has weakened relative to the NIS). Also, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD has weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2021, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $5,952,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2021, exclusive of funds at US banks that earn no interest, was approximately 0.1%.

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

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2021. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2021, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2022 Proxy Statement”) for our 2022 annual meeting of stockholders. The 2022 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference the 2022 Proxy Statement for the 2022 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference the 2022 Proxy Statement for the 2022 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference the 2022 Proxy Statement for the 2022 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference the 2022 Proxy Statement for the 2022 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements:

Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, Exhibit 3.1, and to the Company’s Form 8-K, filed with the SEC on June 11, 2015, Exhibit 3(i).1.)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 16, 2022)

4.1	Registration Statement on Form S-3 (File No. 333-261452) as amended, (incorporated by reference as filed with the SEC on December 1, 2021 and amended on December 15, 2021)

4.2	Prospectus Supplement dated December 15, 2021, (incorporated by reference as filed with the SEC on December 16, 2021)

4.3	Original Indenture (incorporated by reference to the Company’s Form S-3 filed with the SEC on December 1, 2021 and amended on December 15, 2021 to the Registrant’s Prospectus, Registration No. 333-261452, Exhibit 4.2 filed with the SEC on December 1, 2021)

4.4*	Description of Registered Securities

10.1	Executive Employment and Retention Agreements (Management Agreements)

(i) Employment Agreement dated November 13, 2013 and made effective January 1, 2014 between Zion Oil & Gas, Inc. and John Brown (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K as filed with the SEC on March 14, 2017)

(ii) Employment Agreement dated as of August 15, 2016 between Zion Oil & Gas, Inc. and Michael Croswell Jr (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K as filed with the SEC on September 16, 2016)

(iii) Employment Agreement dated as of May 1, 2019 and made effective May 1, 2019 between Zion Oil & Gas, Inc. and Robert Dunn (incorporated by reference to Exhibit 10.4 (i) to the Company’s Form 10-Q filed on August 10, 2020)

(iv) First Amendment to Employment Agreement dated June 11, 2020 and made effective June 11, 2020 between Zion Oil & Gas, Inc. and Robert Dunn (incorporated by reference to Exhibit 10.4 (ii) to the Company’s Form 10-Q filed on August 10, 2020)

(v) Employment Agreement dated July 1, 2019 and made effective July 1, 2019 between Zion Oil & Gas, Inc. and William H. Avery (incorporated by reference to Exhibit 10.1) to the Company’s Form 8-K filed on July 1, 2019)

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

Number	Description

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.4	2021 Omnibus Incentive Plan (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 14, 2021)

10.5	Office Lease Agreement between Zion Oil & Gas, Inc., as tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.6	Megiddo-Jezreel License 401, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

10.7	Extension Letter to Megiddo-Jezreel License 401, as extended to December 2, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.8	Purchase and Sale Agreement between Zion Oil & Gas, Inc. (buyer) and Central European Drilling (seller) dated March 12, 2020 of an onshore drilling rig, drill pipe, and related equipment (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.9	Bill of Sale between Zion Oil & Gas, Inc. (buyer) and Central European Drilling (seller) dated March 12, 2020 of an onshore drilling rig, drill pipe, and related equipment (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.10	Escrow Agreement between Zion Oil & Gas, Inc. (buyer), Central European Drilling (seller) and American Stock Transfer & Trust LLC (escrow agent) dated March 12, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.11*	New Megiddo License 428, dated December 3, 2020

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

ITEM 16. FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W.A. Dunn Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 17, 2022		Date: March 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W.A. Dunn	Chief Executive Officer and Director,	March 17, 2022
Robert W.A. Dunn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 17, 2022
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	President, General Counsel and Director	March 17, 2022
William H. Avery

/s/ Martin M. van Brauman	Corporate Secretary, Treasurer and Director	March 17, 2022
Martin M. van Brauman

/s/ John M. Brown	Chairman of the Board of Directors	March 17, 2022
John M. Brown

/s/ Paul Oroian	Director	March 17, 2022
Paul Oroian

/s/ John Seery	Director	March 17, 2022
John Seery

/s/ Kent Siegel	Director	March 17, 2022
Kent Siegel

/s/ Gene Scammahorn	Director	March 17, 2022
Gene Scammahorn

/s/ Virginia Prodan	Director	March 17, 2022
Virginia Prodan

/s/ Lee Russell	Director	March 17, 2022
Lee Russell

/s/ Dr. Amotz Agnon	Director	March 17, 2022
Dr. Amotz Agnon

/s/ Jeffrey Moskowitz	Director	March 17, 2022
Jeffrey Moskowitz

/s/ Brad Dacus	Director	March 17, 2022
Brad Dacus /s/Sarah Caygill	Director	March 17, 2022
Sarah Caygill

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zion Oil & Gas, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zion Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of Oil and Gas Properties- Refer to Notes 1A, 2D and 4 of the consolidated financial statements.

Critical Audit Matter Description

Unproved oil and gas property cost consist of all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs that are capitalized. As of December 31, 2021 the total unproved oil and gas property was $46.95 Million.

We have identified the determination of impairment on unproved oil and gas asset as a critical audit matter as (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures and evaluating audit evidence related to the evaluation of whether impairment needs to be charged on the unproved Oil and Gas Properties due to the significant amount of judgment by management when developing the estimates, (ii) significant audit effort was necessary to evaluate management’s anticipated and significant assumptions, including the progress of drilling activity and the corresponding fund raising by the company.

How the Critical Audit Matter was address in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures including evaluation of the test report obtained for deciding on further drilling activity, evaluating managements estimates of impairment analysis by testing the funding raised during the period and the evaluation of the board minutes on the progress of the drilling plan, testing the capitalization of Oil and Gas properties during the year. Evaluating management’s assumptions related to the basis of further drilling involved evaluating whether the assumptions were reasonable considering (i) the current progress of drilling activity, (ii) the subsequent fund raising activity, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018. PCAOB ID 587
New York, NY
March 17, 2022

Zion Oil & Gas, Inc.

Consolidated Balance Sheets as of

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	4,683	11,708
Fixed short term bank and escrow deposits – restricted	1,269	2,954
Prepaid expenses and other	689	1,900
Other deposits	617	597
Governmental receivables	900	2,040
Other receivables	483	195
Total current assets	8,641	19,394

Unproved oil and gas properties, full cost method (see Note 4)	46,950	15,526

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $704 and nil (see note 2J)	6,834	7,568
Property and equipment, net of accumulated depreciation of $604 and $564	138	131
	6,972	7,699

Right of Use Lease Assets (see Note 10)	327	438

Other assets
Assets held for severance benefits	541	446
Total other assets	541	446

Total assets	63,431	43,503

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,783	1,369
Lease obligation – current (see Note 10)	203	191
Asset retirement obligation	571	571
Derivative liability (see Note 8)	-	431
10% Senior convertible bonds, net of unamortized deferred financing cost of nil and $9 and unamortized debt discount of nil and $205 at December 31, 2021 and 2020, respectively (see Note 7)	-	3,033
Accrued liabilities	1,781	1,987
Total current liabilities	5,338	7,582

Long-term liabilities
Lease obligation – non-current (see Note 10)	169	307
Provision for severance pay	548	505
Total long-term liabilities	717	812

Total liabilities	6,055	8,394

Commitments and contingencies (see Note 11)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at December 31, 2021: Issued and outstanding: 364,322,883 and 237,381,555 shares at December 31, 2021 and 2020, respectively	3,643	2,374
Additional paid-in capital	277,258	245,539
Accumulated deficit	(223,525)	(212,804)
Total stockholders’ equity	57,376	35,109

Total liabilities and stockholders’ equity	63,431	43,503

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Operations

	For the year ended December 2021	For the year ended December 2020
	US$ thousands	US$ thousands
General and administrative	7,594	4,291
Other	3,287	1,963
Loss from operations	(10,881)	(6,254)

Other income (expense), net
(Loss)/gain on derivative liability	431	(302)
Foreign exchange gain/(loss)	(31)	54
Financial (expenses), net	(240)	(494)

Loss before income taxes	(10,721)	(6,996)
Income taxes	—	—

Net loss	(10,721)	(6,996)

Net loss per share of common stock - basic and diluted (in US$)	(0.04)	(0.04)

Weighted-average shares outstanding–basic and diluted (in thousands)	277,457	187,429

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021 and 2020

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2019	123,973	1,240	217,892	(205,808)	13,324
Funds received from sale of DSPP units and shares and exercise of warrants	110,973	1,109	27,281	—	28,390
Value of bonds converted to shares	1	*	—	—	—
Bond interest paid in shares	1,782	18	307	—	325
Funds received from option exercises	653	7	—	—	7
Value of options granted to employees, directors and others as non-cash compensation	—	—	59	—	59
Net loss	—	—	—	(6,996)	(6,996)
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109

Funds received from sale of DSPP units and shares and exercise of warrants	120,676	1,207	25,012	—	26,219
Costs associated with the issuance of shares	—	—	(115)		(115)
Value of bonds converted to shares	15	*	9	—	9
Bond interest paid in shares	530	5	316	—	321
Bond principal paid in shares	5,296	53	3,161	—	3,214
Funds received from option exercises	425	4	17	—	21
Value of options granted to employees, directors and others as non-cash compensation	—	—	3,319	—	3,319
Net loss	—	—	—	(10,721)	(10,721)
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2021	2020
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(10,721)	(6,996)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	743	60
Cost of options issued to employees, directors and others as non-cash compensation	3,319	59
Amortization of debt discount related to convertible bonds	190	459
Change in derivative liability	(431)	302
Change in assets and liabilities, net:	-	-
Other deposits	(20)	(400)
Prepaid expenses and other	1,211	(1,389)
Governmental receivables	1,140	(2,006)
Other receivables	(288)	27
Lease obligation - current	(116)	(48)
Lease obligation – non current	(138)	(143)
Right of Use Lease Asset	239	196
Severance pay, net	(52)	28
Accounts payable	64	105
Accrued liabilities	(953)	(161)
Asset retirement obligation	-	(14)
Net cash used in operating activities	(5,813)	(9,921)

Cash flows from investing activities
Acquisition of property and equipment	(46)	(76)
Acquisition of drilling rig and related equipment	(182)	(6,414)
Investment in unproved oil and gas properties	(28,794)	(3,229)
Net cash used in investing activities	(29,022)	(9,719)

Cash flows from financing activities
Payments related to capital lease	-	(30)
Proceeds from exercise of stock options	21	7
Costs paid related to the issuance of new shares	(115)	-
Proceeds from issuance of stock and exercise of warrants	26,219	28,390
Net cash provided by financing activities	26,125	28,367

Net increase (decrease), in cash, cash equivalents and restricted cash	(8,710)	8,727
Cash, cash equivalents and restricted cash – beginning of period	14,662	5,935
Cash, cash equivalents and restricted cash – end of period	5,952	14,662

Non-cash investing and financing activities:
Convertible bond principal paid in shares	3,214	-
Unpaid investments in oil and gas properties	3,666	1,352
Unpaid investments in property and equipment	-	1,154
Convertible bond interest paid in shares	321	325
Capitalized convertible bond interest attributed to oil and gas properties	104	324
10% senior convertible bonds converted to shares	9	-
Addition of right of use lease assets and lease obligations	128	17
Supplemental schedule of cash flow information
Cash paid for interest	-	2

The accompanying notes are an integral part of the consolidated financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Cash and cash equivalents	4,683	11,708
Restricted cash included in fixed short-term bank deposits	1,269	2,954
	5,952	14,662

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 22 years of oil & gas exploration in Israel. As of December 31, 2021, the Company has no revenues from its oil and gas operations.

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

Exploration Rights/Exploration Activities

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. The ML 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The Megiddo Jezreel #1 (“MJ #1”) exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company successfully cased and cemented the well while awaiting the approval of the testing protocol. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the years ended December 31, 2021, and 2020, respectively, the Company did not record any post-impairment charges.

Megiddo-Jezreel Petroleum License, No. 401 (“MJL 401”) and New Megiddo License 428 (“NML 428”)

The Megiddo-Jezreel License 401 was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years. The Megiddo-Jezreel License 401 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The NML 428 (covering the same area as MJ-01) was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022, This license effectively replaced the Megiddo-Jezreel License 401 as it has the same area and coordinates.

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6 inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. Zion is presently in the planning and procurement phases of extensive well testing, and this is expected to take several months.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2021, the Company incurred a net loss of approximately $10.7 million and had an accumulated deficit of approximately $223.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements follows:

A. Basis of Presentation and Foreign Currency Matters

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).

All amounts referred to in the notes to the consolidated financial statements are in United States Dollars ($) unless stated otherwise.

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

During the years ended December 31, 2021, and 2020, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $46,950,000 and $15,526,000 as of December 31, 2021, and 2020, respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

F. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $743,000, and $60,000 for the years ended December 31, 2021, and 2020, respectively. See Footnote 2R for a discussion of the purchase of our drilling rig and related equipment.

G. Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and insurance policies that are recorded at their current redemption value.

H. Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations, borrowing rate of interest consideration for leases accounting and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2021, and 2020.

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

L. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 18,586,557 and 10,308,375 Common Stock equivalents in 2021, and 2020 respectively, would be anti-dilutive.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2021 and 2020, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

Q. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged. Zion did not have any related party transactions for the fiscal years ending December 2021 and 2020, respectively, with the exception of recurring monthly consulting fees paid to certain management personnel.

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

Zion uses the First In First Out (“FIFO”) method of accounting for the inventory spare parts, meaning that the earliest items purchased will be the first item charged to the well in which the inventory of spare parts gets consumed.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

I-35 Drilling Rig & Associated Equipment

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2019	-	-	-	-

Net Purchase Price (1)	4,600	-	-	4,600

Restricted Cash as Holdback in Escrow (1)	500	500	-	1,000

Purchase Price Allocations	(88)	40	48	-

Capitalized Costs (2)	1,481	-	-	1,481

Asset Additions	-	158	329	487

Asset Disposals	-	-	-	-

December 31, 2020	6,493	698	377	7,568

Asset Additions	-	191	25	216

Asset Depreciation	(634)	-	(69)	(703)

Asset Disposals for Self-Consumption	-	(247)	-	(247)

December 31, 2021	5,859	643	333	6,834

(1)	These are the initial cash payments for the purchase of the I-35 drilling rig in early 2020
(2)	Capitalized costs include inspection, quarantine, labor, transportation, insurance, and other costs required to place the I-35 drilling rig in service initially, per GAAP.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

S. Recently Adopted Accounting Pronouncements

ASU 2016-02 and ASU 2018-01 – Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles. These leases have been accounted for under ASU 2016-02 in 2020 and 2021 by establishing a right-of-use asset and a corresponding current lease liability and non-current lease liability. Zion is not subject to any loan covenants and therefore, the increase in assets and liabilities does not have a material impact on its business.

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

ASU 2020-03, “Codification Improvements to Financial Instruments”

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe that this ASU will have any impact on its consolidated financial statements.

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2021 had a significant impact on our consolidated financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 10 for more complete details on balances at December 31, 2021, and 2020.

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

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2021, and 2020, the Company had a provision for severance pay of $548,000 and $505,000, respectively, of which all was long-term. As of December 31, 2021, and 2020, the Company had $541,000 and $446,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	32,075	4,232
Capitalized salary costs	2,158	1,967
Capitalized interest costs	1,418	1,314
Legal and seismic costs, license fees and other preparation costs	11,260	7,974
Other costs	39	39
	46,950	15,526

Changes in Unproved oil and gas properties during the years ended December 31, 2021, and 2020, are as follows:

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	27,843	3,005
Capitalized salary costs	191	208
Capitalized interest costs	104	324
Legal and seismic costs, license fees and other preparation costs	3,286	1,338
Other costs	-	14
	*31,424	*4,889

*	Inclusive of non-cash amounts of approximately $3,770,000, and $1,676,000 during the years 2021, and 2020, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Drilling provisions	1,304	(a)1,340
Employees related	283	198
Interest on convertible bonds	-	216
Audit and Legal Costs	167	162
Other	27	71
	1,781	1,987

(a)	This includes $1,000,000 in accrued invoices related to rig purchases. Subsequently, on January 6, 2021, Zion completed its acceptance testing of the I-35 drilling rig and this amount was remitted to Central European Drilling on January 8, 2021.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2021, the Company granted the following non-qualified options from the 2011 Plan for employees, directors and consultants, to purchase as non-cash compensation:

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

During the year ended December 31, 2021, the Company granted the following qualified (market value) and non-qualified options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase shares of common stock as non-cash compensation:

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

Note 6 - Stockholders’ Equity (cont’d)

C. 2021 Omnibus Incentive Stock Option Plan

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

During the year ended December 31, 2021, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

D. Warrants and Options

The Company has reserved 23,015,115 shares of common stock as of December 31, 2021, for the exercise of warrants and options to employees and non-employees, of which 23,015,115 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees
	0.01		10,000	October 01, 2027	Options
	0.01		7,500	January 01, 2028	Options
	0.01		30,000	February 28, 2028	Options
	0.01		80,000	November 18, 2029	Options
	0.16		75,000	December 10, 2029	Options
	1.67		105,000	October 01, 2024	Options
	1.70		115,000	December 20, 2022	Options

To employees and directors
	0.01		10,000	November 11, 2023	Options
	0.01		5,000	June 11, 2024	Options
	0.01		20,000	June 05, 2026	Options
	0.01		130,000	January 01, 2027	Options
	0.01		50,000	January 04, 2027	Options
	0.01		60,000	April 17, 2027	Options
	0.01		200,000	May 21, 2027	Options
	0.01		30,000	October 01, 2027	Options
	0.01		77,500	January 01, 2028	Options
	0.01		25,000	January 04, 2028	Options
	0.01		4,000	April 06, 2028	Options
	0.01		25,000	January 6, 2029	Options
	0.01		75,000	January 4, 2031	Options
	0.01		10,000	September 01, 2031	Options
	0.01		85,000	September 18, 2029	Options
	0.01		125,000	November 18, 2029	Options
	0.01		35,000	January 05, 2030	Options
	0.01		10,000	September 02, 2030	Options
	0.01		200,000	May 21, 2031	Options
	0.01		355,000	July 17, 2031	Options
	0.16		340,000	December 10, 2025	Options
	0.18		25,000	December 02, 2025	Options
	0.25		413,000	September 1, 2031	Options
	0.28		25,000	September 03, 2025	Options
	0.28		25,000	September 03, 2029	Options
	0.29		25,000	June 15, 2027	Options
	0.39		1,510,000	July 9, 2031	Options
	0.59		1,400,000	May 21, 2027	Options
	0.59		1,800,000	May 21, 2031	Options
	0.92		350,000	January 4, 2027	Options
	0.92		600,000	January 4, 2031	Options
	1.33		25,000	May 01, 2023	Options
	1.38		105,307	January 02, 2025	Options
	1.55		200,000	June 05, 2022	Options
	1.67		300,943	October 01, 2024	Options
	1.70		103,500	December 20, 2022	Options
	1.75		250,000	June 07, 2023	Options
	1.78		25,000	September 04, 2024	Options
	2.31		250,000	January 01, 2024	Options
	4.15		25,000	July 02, 2024	Options
To investors
	0.01		431,655	February 25, 2023	Warrants
	0.25		174,970	June 12, 2023	Warrants
	0.25		439,916	June 2, 2022	Warrants
	0.25		1,020,000	June 23, 2022	Warrants
	1.00		243,853	May 02, 2023	Warrants
	1.00		545,900	October 29, 2023	Warrants
	1.00		2,144,099	March 03, 2023	Warrants
	1.00		359,435	August 14, 2023	Warrants
	1.00		4,376,000	July 15, 2022	Warrants
	1.00		267,660	July 15, 2022	Warrants
	1.00		240,068	January 08, 2023	Warrants
	2.00		1,498,804	January 31, 2023	Warrants
	2.00		517,875	August 25, 2023	Warrants
	3.00		640,730	June 29, 2023	Warrants
	5.00		372,400	April 19, 2023	Warrants
Total outstanding	0.98	*	23,015,115

*	Weighted Average

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2020 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2019	5,195,250	1.12

Changes during 2020 to:
Granted to employees, officers, directors and others	120,000	0.01
Expired/Cancelled/Forfeited	(865,000)	1.74
Exercised	(652,500)	0.01
Outstanding, December 31, 2020	3,797,750	1.14

Changes during 2021 to:
Granted to employees, officers, directors and others*	7,023,000	0.49
Expired/Cancelled/Forfeited	(654,500)	2.30
Exercised	(424,500)	0.05
Outstanding, December 31, 2021	9,741,750	0.64
Exercisable, December 31, 2021	9,741,750	0.64

The aggregate intrinsic value of options exercised during 2021, and 2020 was approximately $114,000, and $155,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2021, totaling 23,015,115 was approximately $337,000.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2020, totaling 10,798,789 was approximately $1,757,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2021:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	10,000	1.86	0.01
—	—	—	—	0.01	5,000	2.45	0.01
—	—	—	—	0.01	20,000	4.42	0.01
—	—	—	—	0.01	130,000	5.00	0.01
—	—	—	—	0.01	50,000	5.00	0.01
—	—	—	—	0.01	60,000	5.29	0.01
—	—	—	—	0.01	200,000	5.38	0.01
—	—	—	—	0.01	40,000	5.74	0.01
—	—	—	—	0.01	85,000	6.00	0.01
—	—	—	—	0.01	25,000	6.00	0.01
—	—	—	—	0.01	30,000	6.15	0.01
—	—	—	—	0.01	4,000	6.26	0.01
—	—	—	—	0.01	25,000	7.01	0.01
—	—	—	—	0.01	85,000	7.71	0.01
—	—	—	—	0.01	205,000	7.88	0.01
—	—	—	—	0.01	35,000	8.01	0.01
—	—	—	—	0.01	75,000	9.01	0.01
—	—	—	—	0.01	200,000	9.38	0.01
—	—	—	—	0.01	355,000	9.54	0.01
—	—	—	—	0.01	10,000	9.66	0.01
—	—	—	—	0.16	340,000	3.94	0.16
—	—	—	—	0.16	75,000	7.94	0.16
—	—	—	—	0.18	25,000	3.91	0.18
—	—	—	—	0.25	50,000	9.66	0.25
—	—	—	—	0.25	363,000	9.66	0.25
—	—	—	—	0.28	25,000	3.67	0.28
—	—	—	—	0.28	25,000	7.67	0.28
—	—	—	—	0.29	25,000	5.45	0.29
—	—	—	—	0.39	1,510,000	9.82	0.39
—	—	—	—	0.59	1,400,000	5.38	0.59
—	—	—	—	0.59	1,800,000	9.38	0.59
—	—	—	—	0.92	350,000	5.00	0.92
—	—	—	—	0.92	600,000	9.01	0.92
—	—	—	—	1.33	25,000	1.32	1.33
—	—	—	—	1.38	105,307	3.01	1.38
—	—	—	—	1.55	200,000	0.43	1.55
—	—	—	—	1.67	405,943	2.75	1.67
—	—	—	—	1.70	218,500	0.97	1.70
—	—	—	—	1.75	250,000	1.51	1.75
—	—	—	—	1.78	25,000	2.68	1.78
—	—	—	—	2.31	250,000	2.00	2.31
—	—	—	—	4.15	25,000	2.50	4.15
				0.01-4.15	9,741,750		0.64

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$0.56	$0.50
Dividend yields	—	—
Expected volatility	121%-143%	90%-103%
Risk-free interest rates	0.16%-0.85%	0.26%-1.61%
Expected life (in years)	3.00-5.00	5.00
Weighted-average grant date fair value	$0.47	$0.49

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2021	2020
Weighted-average fair value of underlying stock at grant date	$0.58	$—
Dividend yields	—	—
Expected volatility	100%-113%	—
Risk-free interest rates	1.07%-1.42%	—
Expected life (in years)	6.00-10.00	—
Weighted-average grant date fair value	$0.49	$—

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

On May 22, 2017, the Company launched a new unit offering. This unit offering consisted of a new combination of common stock and warrants, a new time period in which to purchase under the program, and a new unit price, but otherwise the same unit program features, conditions and terms in the Prospectus Supplement applied. The unit offering terminated on July 12, 2017. This program enabled participants to purchase Units of the Company’s securities where each Unit (priced at $250.00 each) was comprised of (i) the number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s Common Stock as reported on the NASDAQ on the unit purchase date and (ii) Common Stock purchase warrants to purchase an additional 25 shares of Common Stock at a warrant exercise price of $1.00 per share. The warrant is referred to as “ZNWAF.”

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

The warrants became exercisable on August 26, 2019 and continued to be exercisable through August 26, 2021 at a per share exercise price of $2.00.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

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

During 2020, one participant who participated in that aspect of the DSPP called “Request For Waiver” contributed approximately 85% of the cash raised through the DSPP. During 2021, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 67% of the cash raised through the DSPP.

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

On December 10, 2021 Zion filed an Amendment No. 1 to the Registration Statement on Form S-3 (File No. 333-235299) for the purpose of converting the existing Form S-1 to the Registration Statement on Form S-3. This Amendment No. 1 does not modify any provision of the prospectus that forms a part of the Registration Statement and accordingly such prospectus has not been included herein.

The company raised approximately $8,707,000 from the period January 1, 2022 through March 15, 2022, under the DSPP program.

For the years ended December 31, 2021, and 2020, approximately $26,219,000, and $28,390,000 was raised under the DSPP program, respectively.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

G. Warrant Tables

The warrant activity and balances for the year 2020 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2019	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2020
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,470	-	(371)	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,585	-	(150)	-	359,435
ZNWAG	$1.00	01/08/2023	240,578	-	(510)	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	546,000	-	(100)	-	545,900
ZNWAK	$0.01	02/25/2023	457,725	-	(19,850)	-	437,875
ZNWAL	$2.00	08/26/2023	517,925	-	(50)	-	517,875
Outstanding warrants			7,022,070	-	(21,031)	-	7,001,039

The warrant activity and balances for the year 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(6,220)	-	431,655
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,785	(125)	-	267,660
ZNWAO	$0.25	06/12/2023	-	190,480	(15,510)	-	174,970
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,494,181	(1,221,855)	-	13,273,365

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

H. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C	March 2013 – December 2014	2.00	January 31, 2023
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C	October 2017 – December 2017	1.00	January 08, 2023
ZNWAH Warrants	A,B,C	February 2018	5.00	April 2, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants		January 2021 – March 2021	1.00	July 15, 2022
ZNWAN Warrants		May – June 2021	1.00	July 15, 2022
ZNWAO Warrants		June 2021	0.25	June 12, 2023
ZNWAP Warrants		June 2021	0.25	June 02, 2022
ZNWAQ Warrants		June 2021	0.25	July 6, 2022
ZNWAR Warrants		June 2021	0.25	June 22, 2022

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018

A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the termination date of the Warrants by two (2) years.

I. Senior Convertible Bonds Rights Offering (October 21, 2015 – March 31, 2016)

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

During the years ended December 31, 2021, and 2020, the Company recorded approximately $9,000 and $27,000 respectively, in amortization expense related to the deferred financing costs, approximately $205,000 and $459,000, respectively, in debt discount amortization, net, and approximately $24,000 and $3,000, respectively, related to financing gains associated with notes converted to shares.

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

On April 2, 2021, the ability of bondholders to convert the bonds ended so the 30-day average share price could be computed. On May 2, 2021, Zion’s bonds expired. Zion chose to pay the principal in kind with our stock. On May 2, 2021, a total of 32,139 $100 face value bonds were outstanding. The 30-day moving average price used to settle the bonds was $.606. On May 3, 2021, Zion settled the principal on the bonds by issuing approximately 5,300,000 shares of our common stock. The annual 10% coupon payment was paid in shares using the same 30-day average price. On May 3, 2021, Zion issued approximately 530,000 shares for the remaining bond holders’ interest payment.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Senior Convertible Bonds (cont’d)

Through the years ended December 31, 2021 and 2020, approximately 332 and 28 convertible bonds of $100 each, respectively, were converted at a conversion rate of approximately $2.27 per share. As a result, the Company issued approximately 14,600 and 1,200 shares of its Common Stock during the same period, respectively, and recorded approximately $24,000 and $3,000 in financial income during the same period.

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
10% Senior Convertible Bonds, on the day of issuance	$-	$3,470
Unamortized Debt discount, net	$-	$(205)
Bonds converted to shares	$-	$(223)
Offering cost, net	$-	$(9)
10% senior Convertible bonds – Long Term Liability	$-	$3,033

Capitalized interest for the years ended December 31, 2021 and 2020, was $104,000 and $324,000, respectively.

Interest expense for the years ended December 31, 2021 and 2020, was nil and nil.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 8 - Derivative Liability (cont’d)

As of December 31, 2021, and 2020 the Company’s liabilities that are measured at fair value are as follows:

	December 31, 2021		December 31, 2020
	Level 3	Total	Level 3	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Fair value of derivative liability	-	-	431	431

Change in fair value of derivative liability during 2020 are as follows:

US$ thousands
Derivative liability fair value at December 31, 2019	129
Gain on derivative liability	302
Derivative liability fair value at December 31, 2020	431

Change in fair value of derivative liability during 2021 are as follows:

US$ thousands
Derivative liability fair value at December 31, 2020	431
Loss on derivative liability	(431)
Derivative liability fair value at December 31, 2021	-

The following table presents the assumptions that were used for the model as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Convertible Option Fair Value of approximately	-	431,000
Annual Risk-free Rate	-	.09%
Volatility	-	163.57%
Expected Term (years)	-	.33
Convertible Notes Face Value	-	3,246,700
Expected annual yield on Regular Notes	-	28.77%
Price of the Underlying Stock	-	0.90

During the years ended December 31, 2021, and 2020, the Company recorded (losses) unrealized gains of approximately $431,000, net, and ($302,000), net, respectively, within the Statements of Operations on derivative liability.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2021 and 2020.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below:

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	52,812	44,580
Other	3,275	2,640
Total gross deferred tax assets	56,087	47,220
Less – valuation allowance	(45,908)	(43,669)
Net deferred tax assets	10,179	3,551

Deferred tax liabilities:
Property and equipment	51	12
Other	(449)	(303)
Unproved oil and gas properties	(9,781)	(3,260)
Total gross deferred tax liabilities	(10,179)	(3,551)

Net deferred tax asset	—	—

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $251,485,565 prior to the expiration of some of the net operating loss carry forwards between 2022 and 2042. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2021 and 2020.

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

At December 31, 2021, the Company has available federal net operating loss carry forwards of approximately $251,485,565 to reduce future U.S. taxable income.

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

The Employee Retention Tax Credit (ERTC) was enacted by The CARES Act in March 2020. Zion has filed the requisite quarterly forms, for each of the quarters ended March 31, June 30, and September 30, 2021, with the IRS to reduce its payroll tax expense by approximately $329,000 for 2021.

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2021, the Company has available net operating loss carry forwards of approximately $205,944,000 to reduce future Israeli taxable income.

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

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2021	Year ended December 31, 2020
	US$ thousands	US$ thousands
Pre-tax loss as reported	(10,709)	(6,996)

U.S. statutory tax rate	21%	21%
Theoretical tax expense	(2,249)	(1,469)

Increase in income tax expense resulting from:

Permanent differences	1	16
Change in valuation allowance	(2,248)	1,453
Income tax expense	—	—

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2018.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2016 tax year can be regarded as final.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 10 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	US$ thousands	US$ thousands
Operating lease assets	$327	$438

Operating lease liabilities:
Current operating lease liabilities	$203	$191
Non-current operating lease liabilities	$169	$307
Total operating lease liabilities	$372	$498

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2021 are:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	1.8	2.8
Weighted average discount rate	5.9%	5.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of December 31, 2021:

US$ thousands
2022	266
2023	212
2024	18
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	496
Less: portion representing imputed interest	(20)
Total undiscounted future minimum lease payments	476

Operating lease costs were $264,000 and $246,000 for the years ended December 31, 2021, and 2020, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $288,000 and $272,000 for the years ended December 31, 2021, and 2020, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets was $239,000 and $196,000 for the years ended December 31, 2021, and 2020, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $128,000 and $17,000 for the years ended December 31, 2021, and 2020, respectively.

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

On February 12, 2020, by letter to Zion’s Board of Directors, one of the shareholders making the August 9, 2019 request demanded that the Board investigate, address, remedy, and commence proceedings against certain of the Company’s current and former officers and directors for alleged breaches of fiduciary duties, violations of section 10(b) and 20(a) of the Exchange Act, waste of corporate assets, unjust enrichment, and violations of all other applicable laws. The shareholder alleged wrongdoing in connection with public statements made by the Company from February 1, 2018 regarding the Company’s oil and gas exploration activities, the Company’s accounting and disclosure of expenses, and the Board’s oversight of operations. The Board hired independent counsel to investigate the claims made against certain of the Company’s current and former officers and directors. That investigation concluded and based on the findings and recommendations of independent counsel, the Board decided not to pursue claims against any current or former officer or director.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

C. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Joseph License area and the present New Megiddo License 428 to be approximately $571,000 based on current cost rather than Net Present Value. The Company expects to incur such costs during 2022. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2021	2020
	US$ thousands	US$ thousands
Asset Retirement Obligations, Beginning Balance	571	585
Liabilities Settled	-	(14)
Revision of Estimate	-	-
Retirement Obligations, Ending Balance	571	571

Liabilities of approximately nil and $14,000 were settled for the year ended December 31, 2021 and 2020, respectively; those liabilities were related to the Joseph License areas.

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

The Company believes that these regulations will result in an increase in the expenditures associated with obtaining new exploration rights and drilling new wells. The Company expects that an additional financial burden could occur as a result of requiring cash reserves that could otherwise be used for operational purposes. In addition, these regulations are likely to continue to increase the time needed to obtain all of the necessary authorizations and approvals to drill and production test exploration wells.

As of December 31, 2021 and 2020, the Company accrued nil and nil for license regulatory matters.

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2021 and 2020, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

F. Office and Vehicle Leases

(i) On September 10, 2015, the Company signed a new lease agreement with Hartman Income REIT Property Holdings, LLC (“Hartman”) for new premises containing 7,276 square feet. The lease term was for 65 months (about 5.5 years) from December 1, 2015 to April 30, 2021. Rent was abated for the first five (5) month beginning in December 2015 and extending through April 2016. Beginning in May 2016 and extending through April 2017, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in May 2017 and extending through April 2018, rent was paid on a monthly basis in the base amount of $8,186 per month. Beginning in May 2018 and extending through April 2019, rent was paid on a monthly basis in the base amount of $8,489 per month. Beginning in May 2019 and extending through April 2020, rent was paid on a monthly basis in the base amount of $8,792 per month. Beginning in May 2020 and extending through April 2021, rent was paid on a monthly basis in the base amount of $9,095 per month. The Company was also obligated to pay its pro-rated portion of all taxes, utilities, and insurance during the lease term.

On June 14, 2016, the Company and Hartman signed a First Amendment to Lease Agreement whereby the premises were expanded to include approximately 1,498 square feet, for a new total of approximately 8,774 square feet. The first amendment commencement date was July 1, 2016 and the payment of monthly rent was revised. Beginning in July 2016 and extending through November 2016, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in December 2016 and extending through May 2017, rent was paid monthly in the base amount of $9,505.17 per month. Beginning in June 2017 and extending through May 2018, rent was paid monthly in the base amount of $9,870.75 per month. Beginning in June 2018 and extending through May 2019, rent was paid monthly in the base amount of $10,236.33 per month. Beginning in June 2019 and extending through May 2020, rent was paid monthly in the base amount of $10,601.92 per month. Beginning in June 2020 and extending through May 2021, rent was paid monthly in the base amount of $10,967.50 per month. This lease is treated as an operating lease.

On May 14, 2021, the Company and Hartman signed a letter agreement (“Renewal Letter”) whereby the Lease extends from June 1, 2021 through May 31, 2022. The monthly basic rent is to be paid for $10,967.50 and a monthly electricity expense of approximately $1,279.54.

(ii) On August 14, 2017, the Company and David McDavid Plano Lincoln Mercury (as Lessor) signed a motor vehicle lease agreement for a 2017 Lincoln MKZ. The first payment of $873.87 was due on August 14, 2017 and this was paid on or around that date. The lease calls for 38 additional payments of $873.87 so that the sum of all 39 payments is $34,080.93. At the inception of the lease, and in addition to the sum of the 39 payments, a one-time payment of $5,000 was made. The value at the end of the lease has a residual value of $18,565.70 per the terms of the lease agreement. Additionally, the Company must pay to the Lessor $.20 cents per mile for each mile in excess of 82,081 miles. This lease was treated as an operating lease.

The Lincoln MKZ was returned to the dealership in November 2020 and the lease was effectively terminated without any payment for excess mileage.

(iii) On November 13, 2020, the Company and GM Financial (as Lessor) signed a motor vehicle lease agreement for a 2020 Chevy Equinox. The first payment of $447.77 was due on November 13, 2020 and this was paid on or around that date. The lease calls for 38 additional payments, from December 2020 through January 2024, of $447.77 so that the sum of all 39 payments is $17,463.03. At the inception of the lease, and in addition to the sum of the 39 payments, lease signing bonuses provided an initial $1,500 reduction of the lease cost on November 13, 2020. The value at the end of the lease has a residual value of $15,193.60 per the terms of the lease agreement. Additionally, the Company must pay to the Lessor $.25 cents per mile for each mile in excess of 20,000 annual miles. This lease is treated as an operating lease.

At December 31, 2021, and continuing through the date of this Form 10-K report, all payments have been paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

(iv) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term was five years from February 1, 2014 to January 31, 2019. Rent was paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $12,150) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company was also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 39,200 per month (approximately $12,600) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 85,000 (approximately $27,300) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2021, and 2020 were $369,000 and 319,000 respectively.

The future minimum lease payments as of December 31, 2021, are as follows :

US$ thousands
2022	266
2023	212
2024	18
2025	-
2026 and thereafter	-
496

G. Bank Guarantees

As of December 31, 2021, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,189,000) and others (approximately $94,000) with respect to its drilling operation in an aggregate amount of approximately $1,283,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies (cont’d)

H. Capitalized lease

During 2017, the Company signed a capital lease agreement to purchase a vehicle, on which a down payment of $15,000 was paid by the Company. The lease period was for 44 months (approximately 3.7 years, hereinafter the “lease period”) starting on March 25, 2017 and ended on October 24, 2020. The lease provided for a monthly payment in the amount of approximately NIS 4,000 (approximately $1,300) per month, at the exchange rate in effect for the date of this report and was linked to an increase (but not a decrease) in CPI. The lease contained a purchase option at the end of the lease period in the amount of approximately NIS 75,000 (approximately $24,100) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in CPI. The Company chose to exercise the purchase option in October 2020.

A capital lease asset and a capital lease obligation were recognized in the Company’s balance sheet in the amount of approximately $71,000, based on the fair value of the vehicle at the starting date of the lease. The net carrying value of the capital lease asset was approximately $20,000 and $31,000 as of December 31, 2021 and 2020, respectively. The capital lease asset is being depreciated using the straight-line method over its estimated useful life expectancy of approximately seven years.

As of December 31, 2021, and 2020, the accumulated depreciation of the capital lease asset amounted to approximately $51,000 and $40,000, respectively.

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2020-2021 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2021 through December 31, 2021, the USD has fluctuated by approximately 3.3% against the NIS (the USD has weakened relative to the NIS). Also, during the period January 1, 2020 through December 31, 2020, the USD fluctuated by approximately 7.0% against the NIS (the USD has weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2021, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $5,952,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2021, exclusive of funds at US banks that earn no interest, was approximately 0.1%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 13 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly consolidated financial information for 2021 and 2020:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
2021:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,560)	(4,056)	(2,303)	(1,802)

Net (loss) gain per share – basic and diluted	(0.01)	(0.02)	(0.01)	(0.01)
Weighted-average shares outstanding–basic and diluted (in thousands)	238,941	248,672	286,390	333,994

2020:
Oil and gas sales	-	-	-	-

Net (loss) gain	(1,608)	(1,924)	(1,796)	(1,668)

Net (loss) gain per share – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)
Weighted-average shares outstanding–basic and diluted (in thousands)	138,813	172,361	202,877	235,477

Note 14 - Subsequent Events

(i) On January 4, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to six senior officers and one staff member, to purchase 175,000 shares of Common Stock at an exercise price of $0.1500 per share. The options vested upon grant and are exercisable through January 4, 2032. The fair value of the options at the date of grant amounted to approximately $22,000.

(ii) On January 4, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to one senior officer, to purchase 25,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $4,000.

(iii) On January 5, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to one senior officer and one staff member, to purchase 300,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $39,000.

(iv) On January 5, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to one board member to purchase 200,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $29,000.

(v) On January 5, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to five senior officers and four staff members to purchase 1,600,000 shares of Common Stock at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (in one year) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $209,000, and will be recognized during the years 2022 and 2023.

(vi) On January 5, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to seven board members to purchase 1,400,000 shares of Common Stock at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (in one year) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $182,000, and will be recognized during the years 2022 and 2023.

(vii) On January 17, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to six staff members to purchase 200,000 shares of Common Stock at an exercise price of $0.1400 per share. The options vest on January 17, 2023 (in one year) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $26,000, and will be recognized during the years 2022 and 2023.

(viii) On January 17, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to four staff members to purchase 160,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 17, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $23,000.

(ix) On January 17, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to two consultants to purchase 40,000 shares of Common Stock at an exercise price of $0.1400 per share. The options vest on January 17, 2023 (in one year) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $5,000, and will be recognized during the years 2022 and 2023.

(x) Approximately $8,707,000 was collected through the Company’s DSPP program during the period January 1, 2022 through March 15, 2022. This amount excludes cash received in early January which was shown as a receivable at December 31, 2021.