Form 10-Q
period 2022-03-31
ZION OIL & GAS INC
filed 2022-05-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2022; or

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

As of May 6, 2022, Zion Oil & Gas, Inc. had outstanding 469,022,602 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	March 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	8,221	4,683
Fixed short term bank and escrow deposits – restricted	1,269	1,269
Prepaid expenses and other	1,264	689
Other deposits	605	617
Governmental receivables	338	900
Other receivables	2,376	483
Total current assets	14,073	8,641

Unproved oil and gas properties, full cost method (see Note 4)	48,099	46,950

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $887 and $704 (see note 2I)	6,759	6,834
Property and equipment, net of accumulated depreciation of $615 and $604	139	138
	6,898	6,972

Right of Use Lease Assets (see Note 5)	263	327

Other assets
Assets held for severance benefits	553	541
Total other assets	553	541

Total assets	69,886	63,431

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,167	2,783
Lease obligation – current (see Note 5)	169	203
Asset retirement obligation	571	571
Accrued liabilities	437	1,781
Total current liabilities	2,344	5,338

Long-term liabilities
Lease obligation – non-current (see Note 5)	129	169
Provision for severance pay	560	548
Total long-term liabilities	689	717

Total liabilities	3,033	6,055

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at March 31, 2022: Issued and outstanding: 466,593,391 and 364,322,883 shares at March 31, 2022 and December 31, 2021, respectively	4,666	3,643
Additional paid-in capital	287,878	277,258
Accumulated deficit	(225,691)	(223,525)
Total stockholders’ equity	66,853	57,376

Total liabilities and stockholders’ equity	69,886	63,431

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended
	March 31,
	2022	2021
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
General and administrative	1,435	1,971
Other	711	792
Loss from operations	(2,146)	(2,763)

Other expense, net
Gain on derivative liability	-	426
Foreign exchange (loss)	(9)	(63)
Financial (expenses), net	(11)	(160)

Loss, before income taxes	(2,166)	(2,560)
Income taxes	-	-

Net loss	(2,166)	(2,560)

Net loss, per share of common stock
Basic and diluted (in US$)	(0.01)	(0.01)

Weighted-average shares outstanding
Basic and diluted (in thousands)	404,817	238,941

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376
Funds received from sale of DSPP units and shares and exercise of warrants	102,219	1,022	10,405	—	11,427
Funds received from option exercises	50	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	215	—	215
Net loss	—	—	—	(2,166)	(2,166)
Balances as of March 31, 2022	466,593	4,666	287,878	(225,691)	66,853

For the three months ended March 31, 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109
Funds received from sale of DSPP units and shares and exercise of warrants	3,848	39	2,810	—	2,849
Value of bonds converted to shares	4	*	—	—	—
Funds received from option exercises	117	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	821	—	821
Net loss	—	—	—	(2,560)	(2,560)
Balances as of March 31, 2021	241,351	2,414	249,170	(215,364)	36,220

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2022	2021
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(2,166)	(2,560)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	195	179
Cost of options issued to employees, directors and others as non-cash compensation	208	821
Amortization of debt discount related to convertible bonds	-	141
Change in derivative liability	-	(426)
Change in assets and liabilities, net:
Other deposits	12	21
Prepaid expenses and other	(575)	530
Governmental receivables	562	355
Lease obligation – current	(34)	(35)
Lease obligation – non current	(40)	(45)
Right of use lease assets	64	56
Other receivables	107	105
Severance payable, net	-	(45)
Accounts payable	(331)	(150)
Accrued liabilities	(93)	(1,088)
Net cash used in operating activities	(2,091)	(2,141)

Cash flows from investing activities
Acquisition of property and equipment	(12)	(20)
Acquisition of drilling rig and related equipment	(122)	(76)
Investment in unproved oil and gas properties	(3,665)	(7,028)
Net cash used in investing activities	(3,799)	(7,124)

Cash flows from financing activities
Proceeds from exercise of stock options	1	1
Proceeds from issuance of stock and exercise of warrants	9,427	2,849
Net cash provided by financing activities	9,428	2,850

Net (decrease)/increase in cash, cash equivalents and restricted cash	3,538	(6,415)
Cash, cash equivalents and restricted cash – beginning of period	5,952	14,662
Cash, cash equivalents and restricted cash – end of period	9,490	8,247

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Non-cash equity receivables	2,000	-
Unpaid investments in oil & gas properties	1,130	2,363
Capitalized convertible bond interest attributed to oil and gas properties	-	79
Cost of options issued to employees attributed to oil and gas properties	7	-

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Cash and cash equivalents	8,221	4,683
Restricted cash included in fixed long-term bank deposits	1,269	1,269
	9,490	5,952

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 22 years of oil & gas exploration in Israel. As of March 31, 2022, the Company has no revenues from its oil and gas operations.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion spudded its MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6 inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. All of the well testing equipment and personnel are secured for the MJ-02 well. We have re-entered our MJ-02 wellbore and are progressing to production testing. This work is expected to take several weeks.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the year ending December 31, 2022 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2022, the Company incurred a net loss of approximately $2.2 million and had an accumulated deficit of approximately $225.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

A. Net Gain (Loss) per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 23,144,603 and 10,969,456 Common Stock equivalents in 2022, and 2021 respectively, would be anti-dilutive.

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

During the three months ended March 31, 2022, and 2021, respectively, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $48,099,000 and $46,950,000 as of March 31, 2022 and December 31, 2021, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2022, and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

F. Warrants

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Recently Adopted Accounting Pronouncements

ASU 2016-02 – Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles. These leases have been accounted for under ASU 2016-02 in 2020, 2021 and 2022 by establishing a right-of-use asset and a corresponding current lease liability and non-current lease liability. Zion is not subject to any loan covenants and therefore, the increase in assets and liabilities does not have a material impact on its business.

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU simplifies the diluted net income per share calculation in certain areas. The ASU is effective for annual and interim periods beginning after December 31, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not believe that this ASU will have any impact on its consolidated financial statements.

The Company does not believe that the adoption of any of the recently issued accounting pronouncements had a significant impact on our consolidated financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. See Note 5 for more complete details on balances at March 31, 2022 and December 31, 2021.

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

It is also noteworthy that various components and systems on the rig will be subject to certifications by the manufacturer to ensure that the rig is maintained at optimal levels. Per standard practice in upstream oil and gas, each certification performed on our drilling rig increases the useful life of the rig by five years. The costs of each certification will be added to the drilling rig account, and our straight-line amortization will be adjusted accordingly.

See the table below for a reconciliation of the rig-related activity during the quarter ended March 31, 2022:

I-35 Drilling Rig & Associated Equipment:

	Three-month period ended March 31, 2022
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	643	332	6,834
Asset Additions	-	5	117	122
Asset Depreciation	(159)	-	(25)	(184)
Asset Disposals for Self-Consumption	-	(13)	-	(13)
March 31, 2022	5,700	635	424	6,759

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

A. 2011 Equity Incentive Stock Option Plan

During the three months ended March 31, 2022, the Company did not grant any options from the 2011 Equity Incentive Plan for employees, directors and consultants.

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

B. 2011 Non-Employee Directors Stock Option Plan

During the three months ended March 31, 2022, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

During the three months ended March 31, 2021, the Company granted the following qualified (market value) and non-qualified options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase shares of common stock as non-cash compensation:

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

During the three months ended March 31, 2022, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to six senior officers and one staff member at an exercise price of $0.1529 per share. The options vested upon grant and are exercisable through January 4, 2032. The fair value of the options at the date of grant amounted to approximately $22,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $4,000.

iii.	Options to purchase 300,000 shares of Common Stock to one senior officer and one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $39,000.

iv.	Options to purchase 200,000 shares of Common Stock one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $29,000.

v.	Options to purchase 1,600,000 shares of Common Stock to five senior officers and four staff members at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $209,000, and will be recognized during the years 2022 and 2023.

vi.

Options to purchase 1,400,000 shares of Common Stock to seven board members, at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $182,000, and will be recognized during the years 2022 and 2023.

vii.

Options to purchase 160,000 shares of Common Stock to four staff members, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 17, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $23,000.

viii.

Options to purchase 200,000 shares of Common Stock to six staff members at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $26,000, and will be recognized during the years 2022 and 2023.

ix.

Options to purchase 40,000 shares of Common Stock to two consultants at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $5,000, and will be recognized during the years 2022 and 2023.

During the three months ended March 31, 2021, the Company did not grant any options from the 2021 Equity Omnibus Plan for employees, directors and consultants (as the Plan was not in existence during that period).

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D. Stock Options

The stock option transactions since January 1, 2022 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2021	9,741,750	0.64

Changes during 2022 to:
Granted to employees, officers, directors and others	4,100,000	0.13
Expired/Cancelled/Forfeited	-	-
Exercised	(50,000)	0.01
Outstanding, March 31, 2022	13,791,750	0.49
Exercisable, March 31, 2022	10,551,750	0.60

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of March 31, 2022:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.14	240,000	9.81	0.14	0.01	10,000	1.62	0.01
0.15	3,000,000	9.77	0.15	0.01	5,000	2.20	0.01
—	—	—	—	0.01	20,000	4.17	0.01
—	—	—	—	0.01	130,000	4.75	0.01
—	—	—	—	0.01	50,000	4.76	0.01
—	—	—	—	0.01	60,000	5.04	0.01
—	—	—	—	0.01	200,000	5.13	0.01
—	—	—	—	0.01	40,000	5.50	0.01
—	—	—	—	0.01	85,000	5.75	0.01
—	—	—	—	0.01	25,000	5.76	0.01
—	—	—	—	0.01	30,000	5.91	0.01
—	—	—	—	0.01	4,000	6.01	0.01
—	—	—	—	0.01	25,000	6.77	0.01
—	—	—	—	0.01	85,000	7.46	0.01
—	—	—	—	0.01	205,000	7.63	0.01
—	—	—	—	0.01	35,000	7.76	0.01
—	—	—	—	0.01	75,000	8.76	0.01
—	—	—	—	0.01	200,000	9.14	0.01
—	—	—	—	0.01	355,000	9.29	0.01
—	—	—	—	0.01	10,000	9.42	0.01
—	—	—	—	0.01	500,000	9.76	0.01
—	—	—	—	0.01	110,000	9.80	0.01
—	—	—	—	0.15	200,000	9.76	0.15
—	—	—	—	0.16	340,000	7.69	0.16
—	—	—	—	0.16	75,000	3.69	0.16
—	—	—	—	0.18	25,000	3.67	0.18
—	—	—	—	0.25	50,000	9.42	0.25
—	—	—	—	0.25	363,000	9.42	0.25
—	—	—	—	0.28	25,000	3.42	0.28
—	—	—	—	0.28	25,000	7.42	0.28
—	—	—	—	0.29	25,000	5.20	0.29
—	—	—	—	0.39	1,510,000	9.27	0.39
—	—	—	—	0.59	1,400,000	5.13	0.59
—	—	—	—	0.59	1,800,000	9.14	0.59
—	—	—	—	0.92	350,000	4.76	0.92
—	—	—	—	0.92	600,000	8.76	0.92
—	—	—	—	1.33	25,000	1.07	1.33
—	—	—	—	1.38	105,307	2.76	1.38
—	—	—	—	1.55	200,000	0.18	1.55
—	—	—	—	1.67	405,943	2.51	1.67
—	—	—	—	1.70	218,500	0.72	1.70
—	—	—	—	1.75	250,000	1.27	1.75
—	—	—	—	1.78	25,000	2.43	1.78
—	—	—	—	2.31	250,000	1.76	2.31
—	—	—	—	4.15	25,000	2.26	4.15
0.14-0.15	3,240,000		0.15	0.01-4.15	10,551,750		0.60

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.15	$0.92
Dividend yields	—	—
Expected volatility	127%-133%	121%-143%
Risk-free interest rates	1.37%-1.55%	0.16%-0.38%
Expected lives (in years)	5.00-5.50	3.00-5.00
Weighted-average grant date fair value	$0.13	$0.77

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.15	$—
Dividend yields	—	—
Expected volatility	103%	—
Risk-free interest rates	1.78%	—
Expected lives (in years)	10	—
Weighted-average grant date fair value	$0.14	$—

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

E. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2022	2021
US$ thousands	US$ thousands
214	821

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2022	2021
US$ thousands	US$ thousands
1	—

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2022	2021
US$ thousands	US$ thousands
7	—

As of March 31, 2022, there was $325,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining periods of 2022 and 2023.

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

The warrants became exercisable on April 19, 2018 and continued to be exercisable through April 19, 2020 at a per share exercise price of $5.00, after the Company, on December 4, 2018, extended the termination date of the Warrant by one (1) year from the expiration date of April 19, 2019 to April 19, 2020.

On May 29, 2019, the Company extended the termination date of the ZNWAH Warrant by one (1) year from the expiration date of April 19, 2020 to April 19, 2021. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On September 15, 2020, the Company extended the termination date of the ZNWAH Warrant by two (2) years from the expiration date of April 19, 2021 to April 19, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On March 21, 2022, the Company extended the termination date of the ZNWAM Warrant by one (1) year from the expiration date of July 15, 2022 to July 15, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The warrants became exercisable on May 16, 2021 and continue to be exercisable through May 16, 2023 at a per share exercise price of $1.00.

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

The warrants became exercisable on June 12, 2021 and continue to be exercisable through June 12, 2023 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a unit program consisting of units of shares and warrants to a participant. After conclusion of the program on May 28, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAP.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued and became exercisable on June 2, 2021 and continue to be exercisable through June 2, 2022 at a per share exercise price of $.25.

On March 21, 2022, the Company extended the termination date of the ZNWAP Warrant by one (1) year from the expiration date of June 2, 2022 to June 2, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued on May 5, 2022 and are exercisable through July 6, 2022 at a per share exercise price of $.25.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAR.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued and became exercisable on June 22, 2021 and continue to be exercisable through June 22, 2022 at a per share exercise price of $.25. Additionally, Zion incurred $115,000 in equity issuance costs to an outside party related to this waiver program.

On March 21, 2022, the Company extended the termination date of the ZNWAR Warrant by one (1) year from the expiration date of June 22, 2022 to June 22, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet to a participant. After conclusion of the program on September 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting ofunits of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be exercisable on November 15, 2023 and continue to be exercisable through December 31, 2023 at a per share exercise price of $1.00.

During 2021, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 67% of the cash raised through the DSPP. During the three months ended March 31, 2022, one participant in the “Request for Waiver” aspect of the DSPP contributed approximately 85% of the cash raised through the DSPP.

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

For the three months ended March 31, 2022, and 2021, approximately $11,427,000, and $2,849,000 were raised under the DSPP program, respectively.

The company raised approximately $2,585,000 from the period April 1, 2022 through May 6, 2022, under the DSPP program.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

H. Warrant Table

The warrants balances at December 31, 2021 and transactions since January 1, 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2022
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,655	-	(1,750)	-	429,905
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	-	-	-	267,660
ZNWAO	$0.25	06/12/2023	174,970	-	-	-	174,970
ZNWAP	$0.25	06/02/2023	439,916	-	-	-	439,916
ZNWAR	$0.25	06/23/2023	1,020,000	-	-	-	1,020,000
Outstanding warrants			13,273,365	-	(1,750)	-	13,271,615

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

I. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C	March 2013 – December 2014	2.00	January 31, 2023
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C	October 2017 – December 2017	1.00	January 08, 2023
ZNWAH Warrants	A,B,C	February 2018	5.00	April 19, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants	D	January 2021 – March 2021	1.00	July 15, 2023
ZNWAN Warrants		May – June 2021	1.00	May 16, 2023
ZNWAO Warrants		June 2021	0.25	June 12, 2023
ZNWAP Warrants	D	June 2021	0.25	June 03, 2023
ZNWAQ Warrants	E	June 2021	0.25	July 6, 2022
ZNWAR Warrants	D	June 2021	0.25	June 23, 2023
ZNWAS Warrants	F	August 2021 – March 2022	1.00	December 31, 2023

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018

A	On December 4, 2018, the Company extended the termination date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the termination date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the termination date of the Warrants by two (2) years.
D	On March 21, 2022, the Company extended the termination date of the Warrants by one (1) year.
E	These warrants were issued on May 5, 2022.
F	These warrants will be exercisable beginning on November 15, 2023 and terminate on December 31, 2023. These warrants will be issued in November 2023.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	32,703	32,075
Capitalized salary costs	2,210	2,158
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	11,729	11,260
Other costs	39	39
	48,099	46,950

Changes in Unproved oil and gas properties during the three months ended March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	628	7,002
Capitalized salary costs	52	61
Capitalized interest costs	-	79
Legal and seismic costs, license fees and other preparation costs	469	1,034
Other costs	-	-
	*1,149	*8,176

*	Inclusive of non-cash amounts of approximately $1,137,000, and $2,442,000 during the three months ended March 31, 2022, and 2021, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use leases assets and lease obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Operating lease assets	$263	$327

Operating lease liabilities:
Current operating lease liabilities	$169	$203
Non-current operating lease liabilities	$129	$169
Total operating lease liabilities	$298	$372

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2022 are:

March 31, 2022
Weighted average remaining lease term (years)	1.75
Weighted average discount rate	5.9%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use leases assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of March 31, 2022:

US$ thousands
2022	142
2023	158
2024	13
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	313
Less: portion representing imputed interest	(15)
Total undiscounted future minimum lease payments	298

Operating lease costs were $68,000 and $63,000 for the three months ended March 31, 2022, and 2021, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $72,000 and $71,000 for the three months ended March 31, 2022, and 2021, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $nil for the three months ended March 31, 2022, and 2021, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies

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

As of March 31, 2022, and December 31, 2021, the Company accrued $nil and $nil for license regulatory matters.

E. Bank Guarantees

As of March 31, 2022, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,186,000) and others (approximately $82,000) with respect to its drilling operation in an aggregate amount of approximately $1,268,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through March 31, 2022, the USD has fluctuated by approximately 2.1% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD fluctuated by approximately 3.3% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2022, we had cash, cash equivalents and short-term bank deposits of approximately $9,490,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2022, exclusive of funds at US banks that earn no interest, was approximately 0.52%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i)	Approximately $2,585,000 was collected through the Company’s DSPP program during the period April 1 through May 6, 2022.

(ii)	On April 1, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to one board member, to purchase 25,000 shares of Common Stock at an exercise price of $0.1128 per share. The options vested upon grant and are exercisable through April 1, 2032. The fair value of the options at the date of grant amounted to approximately $2,410.

(iii)	On April 15, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to five senior officers and ten staff members to purchase 3,160,000 shares of Common Stock at an exercise price of $0.1451 per share. The options vest on April 15, 2023 (in one year) and are exercisable through April 15, 2032. The fair value of the options at the date of grant amounted to approximately $387,660, and will be recognized during the years 2022 and 2023.

(iv)	On April 15. 2022, the Company granted options under the 2021 Omnibus Incentive Plan to five staff members, to purchase 290,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 15, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $39,594.

(v)	On April 15, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to one senior officer member to purchase 400,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 15, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $54.612.

(vi)	On April 15. 2022, the Company granted options under the 2021 Omnibus Incentive Plan to one board member, to purchase 400,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 15, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $54,612.

(vii)	On April 15, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to eight board members to purchase 3,200,000 shares of Common Stock at an exercise price of $.1451 per share. The options vest on April 15, 2023 (in one year) and are exercisable through April 15, 2023. The fair value of the options at the date of grant amounted to approximately $392,567.

(viii)	On April 15, 2022, the Company granted options under the 2021 Omnibus Incentive Plan to two consultants to purchase 50,000 shares of Common Stock at an exercise price of $.1451 per share. The options vest on April 15, 2023 (in one year) and are exercisable through April 15, 2023. The fair value of the options at the date of grant amounted to approximately $6,377.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three months ended March 31, 2022 and 2021, respectively, the Company did not record any post-impairment charges.

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

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. All of the well testing equipment and personnel are secured for the MJ-02 well. We have re-entered our MJ-02 wellbore and are progressing to production testing. This work is expected to take several weeks.

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

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. All of the well testing equipment and personnel are secured for the MJ-02 well. We have re-entered our MJ-02 wellbore and are progressing to production testing. This work is expected to take several weeks.

I-35 Drilling Rig & Associated Equipment

	Three-month period ended March 31, 2022
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	643	332	6,834
Asset Additions	-	5	117	122
Asset Depreciation	(159)	-	(25)	(184)
Asset Disposals for Self-Consumption	-	(13)	-	(13)
March 31, 2022	5,700	635	424	6,759

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ZION
OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
World-class
natural gas reserves
Sea
of
Galilee
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL
LICENSE
CAESAREA
ZION
DRILL
SITE
MANASSEH
(HEAD OF JOSEPH)
Mediterranean
Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License 428 as of March 31, 2022.

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

Please see Footnote 3F (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific unit programs, dates, and filings during the years 2016 through 2022.

For the three months ended March 31, 2022, and 2021, approximately $11,427,000, and $2,849,000 were raised under the DSPP program, respectively.

The warrants balances at December 31, 2021 and transactions since January 1, 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2022
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,655	-	(1,750)	-	429,905
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	-	-	-	267,660
ZNWAO	$0.25	06/12/2023	174,970	-	-	-	174,970
ZNWAP	$0.25	06/02/2022	439,916	-	-	-	439,916
ZNWAR	$0.25	06/23/2023	1,020,000	-	-	-	1,020,000
Outstanding warrants			13,273,365	-	(1,750)	-	13,271,615

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

During the three months ended March 31, 2022, and 2021, respectively, the Company did not record any post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $48,099,000 and $46,950,000 at March 31, 2022 and at December 31, 2021, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
	(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,435	1,971
Other	711	792
Subtotal Operating costs and expenses	2,146	2,763
Gain on derivative liability	-	(426)
Other expense, net	20	223
Net loss	2,166	2,560

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2022 were $2,146,000 compared to $2,763,000 for the three months ended March 31, 2021. The decrease in operating costs and expenses during the three months ended March 31, 2022 compared to the corresponding period in 2021 is primarily attributable to a decrease in general and administrative expenses driven by the non-cash expenses associated with stock option grants during the three months ended March 31, 2022 compared to the corresponding period in 2021.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2022 were $1,435,000, compared to $1,971,000 for the three months ended March 31, 2021. The decrease in General and administrative expenses during the three months ended March 31, 2022 is primarily attributable to lower non-cash expenses recorded in connection with stock option grants during 2022 compared to the corresponding period in 2021.

Other expense. Other expense during the three months ended March 31, 2022 was $711,000 compared to $792,000 for the three months ended March 31, 2021. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other expenses during the three months ended March 31, 2022 compared to the corresponding period in 2021 is primarily attributable to decreased marketing expenses associated with investor relations activities.

(Gain) on derivative liability. (Gain) on derivative liability during the three months ended March 31, 2022 was $nil, compared to a gain of ($426,000) for the three months ended March 31, 2021. An embedded derivative was contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016. The bonds were paid in full in May 2021.

Other expense, net. Other expense, net for the three months ended March 31, 2022 was $20,000, compared to $223,000 for the three months ended March 31, 2021. The decrease in other expense, net during the three months ended March 31, 2022 compared to the corresponding period in 2021 is primarily attributable to exchange rate differences associated with the fluctuating exchange rates of the New Israeli Shekels (“NIS”) with the U.S. Dollar (“USD”) and to financial expenses related to the Company’s convertible bonds.

Net Loss. Net loss for the three months ended March 31, 2022 was $2,166,000 compared to $2,560,000 for the three months ended March 31, 2021. The decrease in net loss for 2022 is primarily attributable to general and administrative expenses in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three months ended March 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2022, we had approximately $8,221,000 in cash and cash equivalents compared to $4,683,000 at December 31, 2021, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $11,729,000 at March 31, 2022 and $3,303,000 at December 31, 2021.

As of March 31, 2022, we provided bank guarantees to various governmental bodies (approximately $1,186,000) and others (approximately $82,000) in respect of our drilling operation in the aggregate amount of approximately $1,268,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the three months ended March 31, 2022, and 2021, cash used in operating activities totaled $2,091,000, and $2,141,000, respectively. Cash provided by financing activities during the three months ended March 31, 2022, and 2021, was $9,428,000, and $2,850,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $3,799,000 and $7,124,000 for the three months ended March 31, 2022, and 2021, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $2,585,000 during the period April 1, 2022 through May 6, 2022, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through January 2023.

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

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2022 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through March 31, 2022, the USD has fluctuated by approximately 2.1% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD fluctuated by approximately 3.3% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2022 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $9,490,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2022, exclusive of funds at US banks that earn no interest, was approximately.52%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2022, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended March 31, 2022, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Index:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 10, 2022	Date:	May 10, 2022