Form 10-Q
period 2022-06-30
ZION OIL & GAS INC
filed 2022-08-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2022; or

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

As of August 8, 2022, Zion Oil & Gas, Inc. had outstanding 475,236,141 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	June 30, 2022	December 31, 2021
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	5,755	4,683
Fixed short-term bank and escrow deposits – restricted	1,319	1,269
Prepaid expenses and other	437	689
Other deposits	549	617
Governmental receivables	864	900
Other receivables	158	483
Total current assets	9,082	8,641

Unproved oil and gas properties, full cost method (see Note 4)	53,250	46,950

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $1,075 and $704 (see note 2I)	6,638	6,834
Property and equipment, net of accumulated depreciation of $626 and $604	132	138
	6,770	6,972

Right of Use Lease Assets (see Note 5)	335	327

Other assets
Assets held for severance benefits	454	541
Total other assets	454	541

Total assets	69,891	63,431

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,658	2,783
Lease obligation – current (see Note 5)	261	203
Asset retirement obligation	571	571
Accrued liabilities	588	1,781
Total current liabilities	3,078	5,338

Long-term liabilities
Lease obligation – non-current (see Note 5)	83	169
Provision for severance pay	488	548
Total long-term liabilities	571	717

Total liabilities	3,649	6,055

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at June 30, 2022: Issued and outstanding: 473,777,378 and 364,322,883 shares at June 30, 2022 and December 31, 2021, respectively	4,738	3,643
Additional paid-in capital	289,792	277,258
Accumulated deficit	(228,288)	(223,525)
Total stockholders’ equity	66,242	57,376

Total liabilities and stockholders’ equity	69,891	63,431

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,550	2,952	2,985	4,923
Impairment of unproved oil and gas properties	-	-	-	-
Other	946	1,064	1,657	1,856
Loss from operations	(2,496)	(4,016)	(4,642)	(6,779)

Other income (expense), net
Gain on derivative liability	-	5	-	431
Foreign exchange gain (loss)	(81)	13	(90)	(50)
Financial expenses, net	(20)	(58)	(31)	(218)

Loss, before income taxes	(2,597)	(4,056)	(4,763)	(6,616)
Income taxes	-	-	-	-

Net loss	(2,597)	(4,056)	(4,763)	(6,616)

Net (loss), gain per share of common stock
Basic and diluted (in US$)	(0.01)	(0.02)	(0.01)	(0.03)

Weighted-average shares outstanding
Basic and diluted (in thousands)	471,946	248,672	439,039	244,032

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376
Funds received from sale of DSPP units and shares and exercise of warrants	109,349	1,094	11,899	—	12,993
Funds received from option exercises	105	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	635	—	635
Net loss	—	—	—	(4,763)	(4,763)
Balances as of June 30, 2022	473,778	4,738	289,792	(228,288)	66,242

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2022	466,593	4,666	287,878	(225,691)	66,853
Funds received from sale of DSPP units and shares and exercise of warrants	7,130	72	1,494	—	1,566
Funds received from option exercises	55	*	—	—	*
Value of options granted to employees, directors and others as non-cash compensation	—	—	420	—	420
Net loss	—	—	—	(2,597)	(2,597)
Balances as of June 30, 2022	473,778	4,738	289,792	(228,288)	66,242

*	Less than one thousand.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Shares
	thousands	US$ thousands	US$ thousands	US$ thousands	thousands
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109
Funds received from sale of DSPP units and shares and exercise of warrants	39,933	400	13,388	—	13,788
Costs associated with the issuance of shares	—	—	(115)	—	(115)
Value of bonds converted to shares	15	*	9	—	9
Bond interest paid in shares	530	5	316	—	321
Bond principal paid in shares	5,296	53	3,161	—	3,214
Funds received from option exercises	117	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	2,589	—	2,589
Net loss	—	—	—	(6,616)	(6,616)
Balances as of June 30, 2021	283,273	2,833	264,887	(219,420)	48,300

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2021	241,351	2,414	249,170	(215,364)	36,220
Funds received from sale of DSPP units and shares and exercise of warrants	36,085	361	10,578	—	10,939
Costs associated with the issuance of shares	—	—	(115)	—	(115)
Value of bonds converted to shares	11	*	9	—	9
Bond interest paid in shares	530	5	316	—	321
Bond principal paid in shares	5,296	53	3,161	—	3,214
Funds received from option exercises	—	—	—	—	—
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,768	—	1,768
Net loss	—	—	—	(4,056)	(4,056)
Balances as of June 30, 2021	283,273	2,833	264,887	(219,420)	48,300

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2022	2021
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(4,763)	(6,616)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	392	368
Cost of options issued to employees, directors and others as non-cash compensation	618	2,589
Amortization of debt discount related to convertible bonds	-	190
Change in derivative liability	-	(431)

Change in assets and liabilities, net:
Other deposits	68	8
Prepaid expenses and other	252	1,366
Governmental receivables	36	501
Lease obligation – current	58	(63)
Lease obligation – non current	(86)	(74)
Right of use lease assets	(8)	115
Other receivables	325	9
Severance payable, net	27	(45)
Accounts payable	(357)	(91)

Accrued liabilities	14	(792)
Net cash used in operating activities	(3,424)	(2,966)

Cash flows from investing activities
Acquisition of property and equipment	(15)	(43)
Acquisition of drilling rig and related equipment	(346)	(98)
Investment in unproved oil and gas properties	(8,087)	(14,903)
Net cash used in investing activities	(8,448)	(15,044)

Cash flows from financing activities

Costs paid related to the issuance of new shares	-	(115)
Proceeds from exercise of stock options	1	1
Proceeds from issuance of stock and exercise of warrants	12,993	13,788
Net cash provided by financing activities	12,994	13,674

Net increase in cash, cash equivalents and restricted cash	1,122	(4,336)
Cash, cash equivalents and restricted cash – beginning of period	5,952	14,662
Cash, cash equivalents and restricted cash – end of period	7,074	10,326

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	17	-
Convertible Bond interest paid in shares	-	321
Convertible Bond principal paid in shares	-	3,214
Unpaid investments in oil & gas properties	1,691	2,798
10% Senior Convertible Bonds converted to shares	-	9
Capitalized convertible bond interest attributed to oil and gas properties	-	104
New lease accounted for as a right of use lease asset	136	128

*	Less than one thousand

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2021
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	5,755	4,683	9,047	11,708
Restricted cash included in fixed short-term bank deposits	1,319	1,269	1,279	2,954
	7,074	5,952	10,326	14,662

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 22 years of oil & gas exploration in Israel. As of June 30, 2022, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also has branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts. On January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

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

The NML 428 (covering the same area as MJL 401) was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023. This  license effectively replaced the Megiddo-Jezreel License 401 as it has the same area and coordinates.

Zion spudded its MJ-02 exploratory well on January 6, 2021. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6 inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. Extensive well testing operations are continuing for the MJ-02 well.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the operating results for the year ending December 31, 2022 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2022, the Company incurred a net loss of approximately $4.8 million and had an accumulated deficit of approximately $228.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 37,061,435 and 34,216,856 and 16,426,527 and 15,248,643 Common Stock equivalents in the three and six-month period ended June 30, 2022 and 2021 respectively, would be anti-dilutive.

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

During the three and six months ended June 30, 2022, and 2021, respectively, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $53,250,000  and $46,950,000 as of June 30, 2022 and December 31, 2021, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At June 30, 2022, and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

F. Warrants

In connection with the Dividend Reinvestment and Stock Purchase Plan (“DSPP”) financing arrangements, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are stand-alone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded and accounted as a part of the DSPP investment as additional paid-in capital of the common stock issued. All other warrants are recorded at fair value and expensed over the requisite service period, or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 3, Stockholders’ Equity.

G. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged. Zion did not have any related party transactions for the periods covered in this report.

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

The Company does not believe that the adoption of any of the recently issued accounting pronouncements had a significant impact on our consolidated financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. See Note 5 for more complete details on balances at June 30, 2022 and December 31, 2021.

It is the Company’s practice to review any newly established Accounting Standard Updates with each reporting period. As of June 30, 2022, and through the filing date of this report, no recently issued updates have been found applicable to have a material effect on the Company’s financial statements.

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

Since the rig purchase closed during March 2020, it was recorded on Zion’s books as a long-term fixed asset as a component of Property and Equipment. The full purchase price of the drilling rig was $5.6 million, inclusive of approximately $540,000 allocated in spare parts and $48,000 allocated in additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

See the table below for a reconciliation of the rig-related activity during the six months ended June 30, 2022:

I-35 Drilling Rig & Associated Equipment:

	Six-month period ended June 30, 2022
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	642	333	6,834
Asset Additions	-	135	211	346
Asset Depreciation	(317)	-	(54)	(371)
Asset Disposals for Self-Consumption	-	(171)	-	(171)
June 30, 2022	5,542	606	490	6,638

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

A. 2011 Equity Incentive Stock Option Plan

During the six months ended June 30, 2022, the Company did not grant any options from the 2011 Equity Incentive Plan for employees, directors and consultants.

During the six months ended June 30, 2021, the Company granted the following options from the 2011 Equity Incentive Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 600,000 shares of Common Stock to six senior officers and three staff members at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2031. The fair value of the options at the date of grant amounted to approximately $456,000.

ii.	Options to purchase 75,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 6, 2031. The fair value of the options at the date of grant amounted to approximately $68,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

iii.	Options to purchase 1,800,000 shares of Common Stock to six senior officers and three staff members at an exercise price of $0.59 per share. The options vested upon grant and are exercisable through May 21, 2031. The fair value of the options at the date of grant amounted to approximately $885,000.

iv.	Options to purchase 200,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through May 21, 2031. The fair value of the options at the date of grant amounted to approximately $117,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. 2011 Non-Employee Directors Stock Option Plan

During the six months ended June 30, 2022, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

During the six months ended June 30, 2021, the Company granted the following qualified (market value) and non-qualified options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 350,000 shares of Common Stock to seven board members at an exercise price of $0.915 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $252,000.

ii.	Options to purchase 50,000 shares of Common Stock to one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2027. The fair value of the options at the date of grant amounted to approximately $45,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

iii.	Options to purchase 1,400,000 shares of Common Stock to six board members and one consultant at an exercise price of $0.59 per share. The options vested upon grant and are exercisable through May 21, 2027. The fair value of the options at the date of grant amounted to approximately $643,000.

iv.	Options to purchase 200,000 shares of Common Stock to one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through May 21, 2027. The fair value of the options at the date of grant amounted to approximately $116,000. These options were granted per the provisions under the Israeli Appendix to the Plan.

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

During the six months ended June 30, 2022, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to six senior officers and one staff member at an exercise price of $0.1529 per share. The options vested upon grant and are exercisable through January 4, 2032. The fair value of the options at the date of grant amounted to approximately $22,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $4,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

iii.	Options to purchase 300,000 shares of Common Stock to one senior officer and one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $39,000.

iv.	Options to purchase 200,000 shares of Common Stock one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $29,000.

v.	Options to purchase 1,600,000 shares of Common Stock to five senior officers and four staff members at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $209,000, and will be recognized during the years 2022 and 2023.

vi.	Options to purchase 1,400,000 shares of Common Stock to seven board members, at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $182,000, and will be recognized during the years 2022 and 2023.

vii.	Options to purchase 160,000 shares of Common Stock to four staff members, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 17, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $23,000.

viii.	Options to purchase 200,000 shares of Common Stock to six staff members at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $26,000, and will be recognized during the years 2022 and 2023.

ix.	Options to purchase 40,000 shares of Common Stock to two consultants at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $5,000, and will be recognized during the years 2022 and 2023.

x.	Options to purchase 25,000 shares of Common Stock to one board member, at an exercise price of $0.11 per share. The options vested upon grant and are exercisable through April 1, 2032. The fair value of the options at the date of grant amounted to approximately $2,000.

xi.	Options to purchase 3,210,000 shares of Common Stock to five senior officers, two consultants and ten staff members at an exercise price of $0.15 per share. The options vest on April 15, 2023 (in one year) and are exercisable through April 15, 2032. The fair value of the options at the date of grant amounted to approximately $394,000, and will be recognized during the years 2022 and 2023.

xii.	Options to purchase 1,090,000 shares of Common Stock to one senior officer, one board member and five staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 15, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $149,000.

xiii.	Options to purchase 3,200,000 shares of Common Stock to eight board members at an exercise price of $0.15 per share. The options vest on April 15, 2023 (in one year) and are exercisable through April 15, 2023. The fair value of the options at the date of grant amounted to approximately $393,000.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2022 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2021	9,741,750	0.64

Changes during 2022 to:
Granted to employees, officers, directors and others	11,625,000	0.13
Expired/Cancelled/Forfeited	(610,000)	0.83
Exercised	(105,000)	0.01
Outstanding, June 30, 2022	20,651,750	0.35

Exercisable, June 30, 2022	11,001,750	0.53

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2022:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.14	240,000	9.56	0.14	0.01	10,000	1.37	0.01
0.15	3,000,000	9.52	0.15	0.01	5,000	1.95	0.01
0.15	6,410,000	9.80	0.15	0.01	20,000	3.92	0.01
—	—	—	—	0.01	130,000	4.50	0.01
—	—	—	—	0.01	50,000	4.51	0.01
—	—	—	—	0.01	60,000	4.79	0.01
—	—	—	—	0.01	200,000	4.88	0.01
—	—	—	—	0.01	40,000	5.25	0.01
—	—	—	—	0.01	70,000	5.50	0.01
—	—	—	—	0.01	25,000	5.51	0.01
—	—	—	—	0.01	30,000	5.66	0.01
—	—	—	—	0.01	4,000	5.76	0.01
—	—	—	—	0.01	25,000	6.52	0.01
—	—	—	—	0.01	35,000	7.21	0.01
—	—	—	—	0.01	150,000	7.38	0.01
—	—	—	—	0.01	35,000	7.51	0.01
—	—	—	—	0.01	75,000	8.51	0.01
—	—	—	—	0.01	200,000	8.89	0.01
—	—	—	—	0.01	335,000	9.04	0.01
—	—	—	—	0.01	10,000	9.17	0.01
—	—	—	—	0.01	500,000	9.51	0.01
—	—	—	—	0.01	110,000	9.55	0.01
—	—	—	—	0.01	1,090,000	9.79	0.01
—	—	—	—	0.15	200,000	9.51	0.15
—	—	—	—	0.15	25,000	9.75	0.15
—	—	—	—	0.16	340,000	3.44	0.16
—	—	—	—	0.16	75,000	7.44	0.16
—	—	—	—	0.18	25,000	3.42	0.18
—	—	—	—	0.25	50,000	9.17	0.25
—	—	—	—	0.25	363,000	9.17	0.25
—	—	—	—	0.28	25,000	3.17	0.28
—	—	—	—	0.28	25,000	7.17	0.28
—	—	—	—	0.29	25,000	4.95	0.29
—	—	—	—	0.39	1,435,000	9.02	0.39
—	—	—	—	0.59	1,400,000	4.88	0.59
—	—	—	—	0.59	1,600,000	8.89	0.59
—	—	—	—	0.92	350,000	4.51	0.92
—	—	—	—	0.92	600,000	8.51	0.92
—	—	—	—	1.33	25,000	0.83	1.33
—	—	—	—	1.38	105,307	2.51	1.38
—	—	—	—	1.67	405,943	2.26	1.67
—	—	—	—	1.70	218,500	0.47	1.70
—	—	—	—	1.75	250,000	1.02	1.75
—	—	—	—	1.78	25,000	2.18	1.78
—	—	—	—	2.31	250,000	1.51	2.31
—	—	—	—	4.15	25,000	2.01	4.15
0.14-0.15	9,650,000		0.15	0.01-4.15	11,001,750		0.53

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.14	$0.67
Dividend yields	—	—
Expected volatility	127%-135%	120%-143%
Risk-free interest rates	1.37%-2.79%	0.16%-0.84%
Expected lives (in years)	5.00-5.50	3.00-5.00
Weighted-average grant date fair value	$0.13	$0.55

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.14	$0.59
Dividend yields	—	—
Expected volatility	103% - 104%	113%
Risk-free interest rates	1.78% - 2.83%	1.07%
Expected lives (in years)	10	6.00
Weighted-average grant date fair value	$0.13	$0.50

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended June 30,
2022	2021
US$ thousands	US$ thousands
417	1,669

For the six months ended June 30,
2022	2021
US$ thousands	US$ thousands
631	2,490

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended June 30,
2022	2021
US$ thousands	US$ thousands
3	—

For the six months ended June 30,
2022	2021
US$ thousands	US$ thousands
4	99

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended June 30,
2022	2021
US$ thousands	US$ thousands
10	—

For the six months ended June 30,
2022	2021
US$ thousands	US$ thousands
17	—

As of June 30, 2022, there was $843,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining periods of 2022 and 2023.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continued to be exercisable through July 15, 2022 at a per share exercise price of $1.00.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a unit program consisting of units of shares and warrants to a participant. After conclusion of the program on May 28, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAP.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued and became exercisable on June 2, 2021 and continued to be exercisable through June 2, 2022 at a per share exercise price of $.25.

On March 21, 2022, the Company extended the termination date of the ZNWAP Warrant by one (1) year from the expiration date of June 2, 2022 to June 2, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of $364,979.

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

On May 17, 2022, the Company extended the termination date of the ZNWAQ Warrant by one (1) year from the expiration date of July 6, 2022 to July 6, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of $364,979.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet to a participant. After conclusion of the program on September 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be exercisable on November 15, 2023 and continue to be exercisable through December 31, 2023 at a per share exercise price of $.25.

During 2021, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 67% of the cash raised through the DSPP. During the six months ended June 30, 2022, one participant in the “Request for Waiver” aspect of the DSPP contributed approximately 77% of the cash raised through the DSPP.

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

For the three and six months ended June 30, 2022, approximately $1,566,000, and $12,993,000 were raised under the DSPP program, respectively.

For the three and six months ended June 30, 2021, approximately $10,939,000, and $13,788,000 were raised under the DSPP program, respectively.

The company raised approximately $533,000 from the period July 1, 2022 through August 8, 2022, under the DSPP program.

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

Note 3 – Stockholders’ Equity (cont’d)

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

G. Warrant Table

The warrants balances at December 31, 2021 and transactions since January 1, 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2022
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(6,650)	-	425,025
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAQ	$0.25	07/06/2023	-	23,428,348	-	-	23,428,348
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,466,776)	-	35,234,937

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of $364,979.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

H. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C	March 2013 – December 2014	2.00	January 31, 2023
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C	October 2017 – December 2017	1.00	January 08, 2023
ZNWAH Warrants	A,B,C	February 2018	5.00	April 19, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants	D	January 2021 – March 2021	1.00	July 15, 2023
ZNWAN Warrants		May – June 2021	1.00	May 16, 2023
ZNWAO Warrants		June 2021	0.25	June 12, 2023
ZNWAQ Warrants	E	June 2021	0.25	July 6, 2023
ZNWAS Warrants	F	August 2021 – March 2022	0.25	December 31, 2023

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018

A	On December 4, 2018, the Company extended the expiration date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.
D	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year.
E	These warrants were issued on May 5, 2022, and on May 17, 2022, the Company extended the expiration date of the Warrants by one (1) year.
F	These warrants will be exercisable beginning on November 15, 2023 and expire on December 31, 2023. These warrants will be issued in November 2023.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2022	December 31, 2021
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	37,438	32,075
Capitalized salary costs	2,279	2,158
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	12,076	11,260
Other costs	39	39
	53,250	46,950

Changes in Unproved oil and gas properties during the three and six months ended June 30, 2022 and 2021 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	4,735	7,590	5,363	14,592
Capitalized salary costs	69	56	121	117
Capitalized interest costs	-	25	-	104
Legal costs, license fees and other preparation costs	347	728	816	1,762
Other costs	-	-	-	-
	*5,151	*8,399	*6,300	*16,575

*	Inclusive of non-cash amounts of approximately $571,000, and $460,000 during the three months ended June 30, 2022, and 2021, respectively
*	Inclusive of non-cash amounts of approximately $1,708,000, and $2,902,000 during the six months ended June 30, 2022, and 2021, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	US$ thousands	US$ thousands
Operating lease assets	$335	$327

Operating lease liabilities:
Current operating lease liabilities	$261	$203
Non-current operating lease liabilities	$83	$169
Total operating lease liabilities	$344	$372

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2022 are:

June 30, 2022
Weighted average remaining lease term (years)	1.33
Weighted average discount rate	3.7%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of June 30, 2022:

US$ thousands
2022	140
2023	201
2024	12
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	353
Less: portion representing imputed interest	(9)
Total undiscounted future minimum lease payments	344

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations (cont’d)

Operating lease costs were $68,000 and $137,000 for the three and six months ended June 30, 2022, respectively. Operating lease costs were $65,000 and $128,000 for the three and six months ended June 30, 2021, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $71,000 and $143,000 for the three and six months ended June 30, 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $71,000 and $143,000 for the three and six months ended June 30, 2021. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $136,000 and $136,000 for the three and six months ended June 30, 2022, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $128,000 and $128,000 for the three and six months ended June 30, 2021, respectively.

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

As of June 30, 2022, and December 31, 2021, the Company accrued $nil and $nil for license regulatory matters.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

E. Bank Guarantees

As of June 30, 2022, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,218,000) and others (approximately $63,000) with respect to its drilling operation in an aggregate amount of approximately $1,281,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through June 30, 2022, the USD has fluctuated by approximately 12.5% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD fluctuated by approximately 3.3% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2022, we had cash, cash equivalents and short-term bank deposits of approximately $7,074,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2022, exclusive of funds at US banks that earn no interest, was approximately .17% and .34%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i)	Approximately $533,000 was collected through the Company’s DSPP program during the period July 1 through August 8, 2022.

(ii)	Options to purchase 25,000 shares of Common Stock to one board member at an exercise price of $0.235 per share. The options vested upon grant and are exercisable through August 1, 2032. The fair value of the options at the date of grant amounted to approximately $5,875.

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

The Company currently holds one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023.  The  ML 428 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and six months ended June 30, 2022 and 2021, respectively, the Company did not record any post-impairment charges.

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

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. Extensive well testing operations are continuing for the MJ-02 well.

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

The New Megiddo License 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023. The New Megiddo License 428 area is the same area as the Megiddo-Jezreel License 401 area and lies onshore, South and West of the Sea of Galilee and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6-inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified an encouraging zone of interest. Extensive well testing operations are continuing for the MJ-02 well.

I-35 Drilling Rig & Associated Equipment

	Six-month period ended June 30, 2022
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	642	333	6,834
Asset Additions	-	135	211	346
Asset Depreciation	(317)	-	(54)	(371)
Asset Disposals for Self-Consumption	-	(171)	-	(171)
June 30, 2022	5,542	606	490	6,638

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ZION
OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea
of
Galilee
World-class
natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL
LICENSE
ZION
DRILL
SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean
Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License 428 as of June 30, 2022.

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

For the three and six months ended June 30, 2022, approximately $1,566,000 and $12,993,000, respectively, were raised under the DSPP program.

For the three and six months ended June 30, 2021, approximately $10,939,000 and $13,788,000, respectively, were raised under the DSPP program.

The warrants balances at December 31, 2021 and transactions since January 1, 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2022
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(6,650)	-	425,025
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAQ	$0.25	07/06/2023	-	23,428,348	-	-	23,428,348
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,466,776)	-	35,234,937

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of $364,979.

According to the warrant table, the Company could potentially raise up to approximately $21,900,000 if all outstanding warrants were exercised by its holders.

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

The main area in which Zion has experienced COVID-19’s impact has been in supply chain and/or logistics. We work with several suppliers worldwide for the procurement of oil and gas parts, inventory items and related labor for our ongoing operations for the MJ-02 well. Production delays, factory shutdowns and heavy demand by oil and gas operators worldwide for spare parts has created some challenges in obtaining these items in a timely fashion.

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

During the three and six months ended June 30, 2022, and 2021, respectively, the Company did not record any post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $53,250,000 and $46,950,000 at June 30, 2022 and at December 31, 2021, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,550	2,952	2,985	4,923
Other	946	1,064	1,657	1,856
Subtotal Operating costs and expenses	2,496	4,016	4,642	6,779

(Gain) on derivative liability	-	(5)	-	(431)

Other expense, net	101	45	121	268

Net loss	2,597	4,056	4,763	6,616

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2022 were $2,496,000 and $4,642,000, respectively, compared to $4,016,000 and $6,779,000, respectively, for the three and six months ended June 30, 2021. The decrease in operating costs and expenses during the three and six months ended June 30, 2022 compared to the corresponding period in 2021 is primarily attributable to a reduction in non-cash stock compensation expense stemming from the grant of stock options. See the “General and administrative expenses” section below.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2022 were $1,550,000 and $2,985,000, respectively, compared to $2,952,000 and $4,923,000, respectively, for the three and six months ended June 30, 2021. A major component of general and administrative expenses is non-cash stock compensation expense in the form of stock options granted to employees, management and directors. As stated in this filing, Zion does not have revenue generating operations. Historically, we have compensated our staff in part by granting stock options in lieu of cash bonuses. Zion granted the following number of options during the quarters ended March 31, 2021, June 30, 2021, March 31, 2022 and June 30, 2022: 1,075,000, 3,625,000, 4,100,000 and 7,525,000, respectively. Said another way, Zion granted a total of 4,700,000 options during the first six months of 2021 compared to 11,625,000 for the six months of 2022. A higher number of options were granted in 2022 in part due to the low Zion stock price and the desire for grantees to have increasing ownership in Zion, especially management and directors.

Other expense. Other expenses during the three and six months ended June 30, 2022 were $946,000 and $1,657,000, respectively, compared to $1,064,000 and $1,856,000, respectively, for the three and six months ended June 30, 2021. The expenses in this category are comprised of non-compensation and non-professional expenses incurred. The decrease in expenses for both the three and six months of 2022, when compared to the corresponding periods in 2021, relate to lower annual meeting expenses and Facebook spending with a partial offset by an increase in insurance costs, primarily D&O insurance premiums. Annual meeting expenses were significantly higher in 2021 due primarily to proxy solicitation costs to secure votes for two important proposals.

(Gain) on derivative liability. (Gain) on derivative liability during the three and six months ended June 30, 2022 were nil and nil, respectively, compared to ($5,000) and ($431,000), respectively, for the three and six months ended June 30, 2021. In May 2021, Zion paid the annual interest and the maturity of its convertible bond in Zion shares (in kind). At the present time, Zion does not expect to issue another convertible bond.

Other expense, net. Other expense, net for the three and six months ended June 30, 2022 were $101,000 and $121,000, respectively, compared to $45,000 and $268,000, respectively, for the three and six months ended June 30, 2021. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and financial expenses/income. Overall, for the 6 months ended June 30, 2022, total expenses in this category are $147,000 lower due to the relative strengthening of the USD to the NIS during 2022.

Net Loss. Net loss for the three and six months ended June 30, 2022 was $2,597,000 and $4,763,000 compared to $4,056,000 and $6,616,000 for the three and six months ended June 30, 2021.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three and six months ended June 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2022, we had approximately $5,755,000 in cash and cash equivalents compared to $4,683,000 at December 31, 2021, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $6,004,000 at June 30, 2022 and $3,303,000 at December 31, 2021.

As of June 30, 2022, we provided bank guarantees to various governmental bodies (approximately $1,218,000) and others (approximately $63,000) in respect of our drilling operation in the aggregate amount of approximately $1,281,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the six months ended June 30, 2022, cash used in operating activities totaled $3,424,000. Cash provided by financing activities during the six months ended June 30, 2022 was $12,994,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $8,448,000 for the six months ended June 30, 2022.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $533,000 during the period July 1, 2022 through August 8, 2022, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through November 2022.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through June 30, 2022, the USD has fluctuated by approximately 12.5% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD fluctuated by approximately 3.3% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2022, we had cash, cash equivalents and short-term bank deposits (including restricted deposits) of approximately $7,074,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2022, exclusive of funds at US banks that earn no interest, was approximately .17% and .34%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2022, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended June 30, 2022, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit Index:

10.2	Extension of New Megiddo 428 License to February 1, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date: August 10, 2022		Date: August 10, 2022