Form 10-Q
period 2022-09-30
ZION OIL & GAS INC
filed 2022-11-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2022; or

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

As of November 8, 2022, Zion Oil & Gas, Inc. had outstanding 514,582,460 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	September 30, 2022	December 31, 2021
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	3,079	4,683
Fixed short-term bank and escrow deposits – restricted	1,294	1,269
Prepaid expenses and other	493	689
Other deposits	544	617
Governmental receivables	269	900
Other receivables	388	483
Total current assets	6,067	8,641

Unproved oil and gas properties, full cost method (see Note 4)	59,169	46,950

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $1,265 and $704 (see note 2I)	6,444	6,834
Property and equipment, net of accumulated depreciation of $636 and $604	123	138
	6,567	6,972

Right of Use Lease Assets (see Note 5)	269	327

Other assets
Assets held for severance benefits	410	541
Total other assets	410	541

Total assets	72,482	63,431

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,786	2,783
Lease obligation – current (see Note 5)	227	203
Asset retirement obligation	571	571
Accrued liabilities	1,544	1,781
Total current liabilities	4,128	5,338

Long-term liabilities
Lease obligation – non-current (see Note 5)	47	169
Provision for severance pay	441	548
Total long-term liabilities	488	717

Total liabilities	4,616	6,055

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at September 30, 2022: Issued and outstanding: 497,099,924 and 364,322,883 shares at September 30, 2022 and December 31, 2021, respectively	4,971	3,643
Additional paid-in capital	293,557	277,258
Accumulated deficit	(230,662)	(223,525)
Total stockholders’ equity	67,866	57,376

Total liabilities and stockholders’ equity	72,482	63,431

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,636	1,601	4,621	6,524
Impairment of unproved oil and gas properties	-	-	-	-
Other	719	697	2,376	2,553
Loss from operations	(2,355)	(2,298)	(6,997)	(9,077)

Other income (expense), net
Gain on derivative liability	-	-	-	431
Foreign exchange gain (loss)	(2)	7	(92)	(43)
Financial expenses gain (loss), net	(17)	(12)	(48)	(230)

Loss, before income taxes	(2,374)	(2,303)	(7,137)	(8,919)
Income taxes	-	-	-	-

Net loss	(2,374)	(2,303)	(7,137)	(8,919)

Net (loss), gain per share of common stock Basic and diluted (in US$)	(0.01)	(0.01)	(0.02)	(0.03)

Weighted-average shares outstanding Basic and diluted (in thousands)	484,678	286,390	454,890	258,442

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376
Funds received from sale of DSPP units and shares and exercise of warrants	132,451	1,325	15,145	—	16,470
Funds received from option exercises	325	3	—	—	3
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,154	—	1,154
Net loss	—	—	—	(7,137)	(7,137)
Balances as of September 30, 2022	497,100	4,971	293,557	(230,662)	67,866

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2022	473,778	4,738	289,792	(228,288)	66,242
Funds received from sale of DSPP units and shares and exercise of warrants	23,102	231	3,246	—	3,477
Funds received from option exercises	220	2	—	—	2
Value of options granted to employees, directors and others as non-cash compensation	—	—	519	—	519
Net loss	—	—	—	(2,374)	(2,374)
Balances as of September 30, 2022	497,100	4,971	293,557	(230,662)	67,866

*	Less than one thousand.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109
Funds received from sale of DSPP units and shares and exercise of warrants	60,665	607	17,550	—	18,157
Costs associated with the issuance of shares	—	—	(115)	—	(115)
Value of bonds converted to shares	15	*	9	—	9
Bond interest paid in shares	530	5	316	—	321
Bond principal paid in shares	5,296	53	3,161	—	3,214
Funds received from option exercises	372	4	11	—	15
Value of options granted to employees, directors and others as non-cash compensation	—	—	3,319	—	3,319
Net loss	—	—	—	(8,919)	(8,919)
Balances as of September 30, 2021	304,260	3,043	269,790	(221,723)	51,110

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2021	283,273	2,833	264,887	(219,420)	48,300
Funds received from sale of DSPP units and shares and exercise of warrants	20,732	207	4,162	—	4,369
Funds received from option exercises	255	3	11	—	14
Value of options granted to employees, directors and others as non-cash compensation	—	—	730	—	730
Net loss	—	—	—	(2,303)	(2,303)
Balances as of September 30, 2021	304,260	3,043	269,790	(221,723)	51,110

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2022	2021
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(7,137)	(8,919)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	593	556
Cost of options issued to employees, directors and others as non-cash compensation	1,137	3,319
Amortization of debt discount related to convertible bonds	-	190
Change in derivative liability	-	(431)

Change in assets and liabilities, net:
Other deposits	73	2
Prepaid expenses and other	196	1,427
Governmental receivables	631	270
Lease obligation – current	(112)	(91)
Lease obligation – non current	(122)	(107)
Right of use lease assets	194	176
Other receivables	95	(184)
Severance payable, net	24	(45)
Accounts payable	(350)	(291)

Accrued liabilities	59	(760)
Net cash used in operating activities	(4,719)	(4,888)

Cash flows from investing activities
Acquisition of property and equipment	(17)	(46)
Acquisition of drilling rig and related equipment	(373)	(115)
Investment in unproved oil and gas properties	(12,943)	(21,837)
Net cash used in investing activities	(13,333)	(21,998)

Cash flows from financing activities

Costs paid related to the issuance of new shares	-	(115)
Proceeds from exercise of stock options	3	15
Proceeds from issuance of stock and exercise of warrants	16,470	18,157
Net cash provided by financing activities	16,473	18,057

Net decrease in cash, cash equivalents and restricted cash	(1,579)	(8,829)
Cash, cash equivalents and restricted cash – beginning of period	5,952	14,662
Cash, cash equivalents and restricted cash – end of period	4,373	5,833

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Cost of options capitalized to oil & gas properties	17	-
Convertible Bond interest paid in shares	-	321
Convertible Bond principal paid in shares	-	3,214
Unpaid investments in oil & gas properties	2,723	3,114
10% Senior Convertible Bonds converted to shares	-	9
Capitalized convertible bond interest attributed to oil and gas properties	-	104
New lease accounted for as a right of use lease asset	136	128

*	Less than one thousand

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	3,079	4,683	4,564	11,708
Restricted cash included in fixed short-term bank deposits	1,294	1,269	1,269	2,954
	4,373	5,952	5,833	14,662

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 22 years of oil & gas exploration in Israel. As of September 30, 2022, the Company has no revenues from its oil and gas operations.

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

Exploration Rights/Exploration Activities

Megiddo-Jezreel Petroleum License, No. 401 (“MJL 401”) and New Megiddo License 428 (“NML 428”)

The Megiddo-Jezreel License 401 was awarded on December 3, 2013 for a three-year primary term through December 2, 2016 with the possibility of additional one-year extensions up to a maximum of seven years or December 3, 2020. The Megiddo-Jezreel License 401 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

The NML 428 (covering the same area as MJL 401) was awarded on December 3, 2020 for a nine-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023. This license effectively replaced the Megiddo-Jezreel License 401 as it has the same area and coordinates.

Zion spudded its MJ-02 exploratory well on January 6, 2021. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6 inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified encouraging zones of interest.

During the third quarter of 2022, Zion perforated and stimulated two deep zones.

On October 3, 2022, Zion sent a database email update to its supporters announcing the following: (1) We are encouraged by the results of our recent testing operations, especially the lower zone (approximately 20 meters in thickness), which is our primary zone of interest, (2) We are currently facing a downhole obstacle in the form of heavy water influx from the upper zone inhibiting the potential flow of hydrocarbons from the lower zone and (3) After consultation with outside experts, we plan to isolate and neutralize the heavy water influx by procuring a 4.5” packer and installing it below the heavy water zone and above our primary zone.

Zion suspended its operations at the MJ-02 pad site during October 2022 due to several Jewish holidays during the month. Beginning in early November 2022, Zion resumed its testing operations after procuring the necessary equipment and personnel.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the year ending December 31, 2022 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2022, the Company incurred a net loss of approximately $7.1 million and had an accumulated deficit of approximately $230.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

A. Net Gain (Loss) per Share Data

Basic and diluted net (loss) gain per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share, as the inclusion of 53,985,877 and 41,395,169 and 21,810,891 and 17,471,772 Common Stock equivalents in the three and nine-month period ended September 30, 2022 and 2021 respectively, would be anti-dilutive.

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

During the three and nine months ended September 30, 2022, and 2021, respectively, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $59,169,000 and $46,950,000 as of September 30, 2022 and December 31, 2021, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At September 30, 2022, and December 31, 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

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

H. Recently Adopted Accounting Pronouncements

ASU 2016-02 – Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles. These leases have been accounted for under ASU 2016-02 in 2020, 2021 and 2022 by establishing a right-of-use asset and a corresponding current lease liability and non-current lease liability. Zion is not subject to any loan covenants and therefore, the increase in assets and liabilities does not have a material impact on its business.

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

The Company does not believe that the adoption of any of the recently issued accounting pronouncements had a significant impact on our consolidated financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. See Note 5 for more complete details on balances at September 30, 2022 and December 31, 2021.

It is the Company’s practice to review any newly established Accounting Standard Updates with each reporting period. As of September 30, 2022, and through the filing date of this report, no recently issued updates have been found applicable to have a material effect on the Company’s financial statements.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

See the table below for a reconciliation of the rig-related activity during the nine months ended September 30, 2022:

I-35 Drilling Rig & Associated Equipment:

	Nine-month period ended September 30, 2022
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	642	333	6,834
Asset Additions	-	151	221	372
Asset Depreciation	(476)	-	(84)	(560)
Asset Disposals for Self-Consumption	-	(202)	-	(202)
September 30, 2022	5,383	591	470	6,444

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

A. 2011 Equity Incentive Stock Option Plan

During the nine months ended September 30, 2022, the Company did not grant any options from the 2011 Equity Incentive Plan for employees, directors and consultants.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. 2011 Non-Employee Directors Stock Option Plan

During the nine months ended September 30, 2022, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

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

During the nine months ended September 30, 2022, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to six senior officers and one staff member at an exercise price of $0.1529 per share. The options vested upon grant and are exercisable through January 4, 2032. The fair value of the options at the date of grant amounted to approximately $22,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $4,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

iii.	Options to purchase 300,000 shares of Common Stock to one senior officer and one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $39,000.

iv.	Options to purchase 200,000 shares of Common Stock one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $29,000.

v.	Options to purchase 1,600,000 shares of Common Stock to five senior officers and four staff members at an exercise price of $0.15 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $209,000, and will be recognized during the years 2022 and 2023.

vi.	Options to purchase 1,400,000 shares of Common Stock to seven board members, at an exercise price of $0.15 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $182,000, and will be recognized during the years 2022 and 2023.

vii.	Options to purchase 160,000 shares of Common Stock to four staff members, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 17, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $23,000.

viii.	Options to purchase 200,000 shares of Common Stock to six staff members at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $26,000, and will be recognized during the years 2022 and 2023.

ix.	Options to purchase 40,000 shares of Common Stock to two consultants at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $5,000, and will be recognized during the years 2022 and 2023.

x.	Options to purchase 25,000 shares of Common Stock to one board member, at an exercise price of $0.11 per share. The options vested upon grant and are exercisable through April 1, 2032. The fair value of the options at the date of grant amounted to approximately $2,000.

xi.	Options to purchase 3,210,000 shares of Common Stock to five senior officers, two consultants and ten staff members at an exercise price of $0.15 per share. The options vest on April 15, 2023 (on year from the date of grant) and are exercisable through April 15, 2032. The fair value of the options at the date of grant amounted to approximately $394,000, and will be recognized during the years 2022 and 2023.

xii.	Options to purchase 1,090,000 shares of Common Stock to one senior officer, one board member and five staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 15, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $149,000.

xiii.	Options to purchase 3,200,000 shares of Common Stock to eight board members at an exercise price of $0.15 per share. The options vest on April 15, 2023 (one year from the date of grant) and are exercisable through April 15, 2023. The fair value of the options at the date of grant amounted to approximately $393,000.

xiv.	Options to purchase 25,000 shares of Common Stock to one board member, at an exercise price of $0.2350 per share. The options vested upon grant and are exercisable through August 1, 2032. The fair value of the options at the date of grant amounted to approximately $5,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

xv.	Options to purchase 118,000 shares of Common Stock to two senior officers and four staff members at an exercise price of $0.2350 per share. The options vested upon grant and are exercisable through August 12, 2032. The fair value of the options at the date of grant amounted to approximately $29,000.

xvi.	Options to purchase 75,000 shares of Common Stock to four staff members and one consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through August 12, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $13,000.

xvii.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 01, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $2,000.

xviii.	Options to purchase 2,455,000 shares of Common Stock to four senior officers and thirteen staff members at an exercise price of $0.1797 per share. The options vest on September 23, 2023 (one year from the date of grant) and are exercisable through September 23, 2032. The fair value of the options at the date of grant amounted to approximately $396,000, and will be recognized during the years 2022 and 2023.

xix.	Options to purchase 2,700,000 shares of Common Stock to nine board members at an exercise price of $0.1797 per share. The options vest on September 23, 2023 (one year from the date of grant) and are exercisable through September 23, 2023. The fair value of the options at the date of grant amounted to approximately $436,000, and will be recognized during the years 2022 and 2023.

xx.	Options to purchase 845,000 shares of Common Stock to one senior officer, one board member and four staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 23, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $149,000.

From the Plan’s approval on June 9, 2021, through September 30, 2021, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Stock Options

The stock option transactions since January 1, 2022 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2021	9,741,750	0.64

Changes during 2022 to:
Granted to employees, officers, directors and others	17,853,000	0.14
Expired/Cancelled/Forfeited	(610,000)	0.83
Exercised	(325,000)	0.01
Outstanding, September 30, 2022	26,659,750	0.31

Exercisable, September 30, 2022	11,854,750	0.49

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2022:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.14	240,000	9.56	0.14	0.01	10,000	1.12	0.01
0.15	3,000,000	9.52	0.15	0.01	5,000	1.70	0.01
0.15	6,410,000	9.80	0.15	0.01	20,000	3.67	0.01
0.18	5,155,000	9.99	0.18	0.01	130,000	4.25	0.01
—	—	—	—	0.01	50,000	4.26	0.01
—	—	—	—	0.01	60,000	4.54	0.01
—	—	—	—	0.01	200,000	4.63	0.01
—	—	—	—	0.01	40,000	5.00	0.01
—	—	—	—	0.01	70,000	5.25	0.01
—	—	—	—	0.01	25,000	5.26	0.01
—	—	—	—	0.01	30,000	5.41	0.01
—	—	—	—	0.01	4,000	5.51	0.01
—	—	—	—	0.01	25,000	6.26	0.01
—	—	—	—	0.01	35,000	6.96	0.01
—	—	—	—	0.01	150,000	7.13	0.01
—	—	—	—	0.01	35,000	7.26	0.01
—	—	—	—	0.01	75,000	8.26	0.01
—	—	—	—	0.01	200,000	8.63	0.01
—	—	—	—	0.01	300,000	8.79	0.01
—	—	—	—	0.01	10,000	8.92	0.01
—	—	—	—	0.01	500,000	9.26	0.01
—	—	—	—	0.01	55,000	9.29	0.01
—	—	—	—	0.01	960,000	9.54	0.01
—	—	—	—	0.01	75,000	9.86	0.01
—	—	—	—	0.01	10,000	9.92	0.01
—	—	—	—	0.01	845,000	9.98	0.01
—	—	—	—	0.15	200,000	9.26	0.15
—	—	—	—	0.15	25,000	9.50	0.15
—	—	—	—	0.16	340,000	3.19	0.16
—	—	—	—	0.16	75,000	7.19	0.16
—	—	—	—	0.18	25,000	3.17	0.18
—	—	—	—	0.24	25,000	9.83	0.24
—	—	—	—	0.24	118,000	9.86	0.24
—	—	—	—	0.25	50,000	8.92	0.25
—	—	—	—	0.25	363,000	8.92	0.25
—	—	—	—	0.28	25,000	2.92	0.28
—	—	—	—	0.28	25,000	6.92	0.28
—	—	—	—	0.29	25,000	4.70	0.29
—	—	—	—	0.39	1,435,000	8.77	0.39
—	—	—	—	0.59	1,400,000	4.63	0.59
—	—	—	—	0.59	1,600,000	8.63	0.59
—	—	—	—	0.92	350,000	4.26	0.92
—	—	—	—	0.92	550,000	8.26	0.92
—	—	—	—	1.33	25,000	0.57	1.33
—	—	—	—	1.38	105,307	2.26	1.38
—	—	—	—	1.67	405,943	2.01	1.67
—	—	—	—	1.70	218,500	0.22	1.70
—	—	—	—	1.75	250,000	0.76	1.75
—	—	—	—	1.78	25,000	1.93	1.78
—	—	—	—	2.31	250,000	1.25	2.31
—	—	—	—	4.15	25,000	1.76	4.15
0.14-0.18	14,805,000		0.16	0.01-4.15	11,854,750		0.49

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.16	$0.55
Dividend yields	—	—
Expected volatility	127%-135%	121%-143%
Risk-free interest rates	1.37%-3.96%	0.16%-0.85%
Expected lives (in years)	5.00-5.50	3.00-5.00
Weighted-average grant date fair value	$0.14	$0.47

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.16	$0.58
Dividend yields	—	—
Expected volatility	103% - 104%	100%-113%
Risk-free interest rates	1.78% - 2.84%	1.07%-1.42%
Expected lives (in years)	10	6.00-10.00
Weighted-average grant date fair value	$0.15	$0.49

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended September 30,
2022	2021
US$ thousands	US$ thousands
510	727

For the nine months ended September 30,
2022	2021
US$ thousands	US$ thousands
1,142	3,217

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended September 30,
2022	2021
US$ thousands	US$ thousands
8	3

For the nine months ended September 30,
2022	2021
US$ thousands	US$ thousands
11	102

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended September 30,
2022	2021
US$ thousands	US$ thousands
—	—

For the nine months ended September 30,
2022	2021
US$ thousands	US$ thousands
17	—

As of September 30, 2022, there was $1,354,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining periods of 2022 and 2023.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be exercisable on November 15, 2023 and continue to be exercisable through December 31, 2023 at a per share exercise price of $.25.

During 2021, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 67% of the cash raised through the DSPP. During the nine months ended September 30, 2022, one participant in the “Request for Waiver” aspect of the DSPP contributed approximately 77% of the cash raised through the DSPP.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 30, 2022, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be exercisable on November 15, 2023 and continue to be exercisable through December 31, 2023 at a per share exercise price of $.25.

For the three and nine months ended September 30, 2022, approximately $3,477,000, and $16,470,000 were raised under the DSPP program, respectively.

For the three and nine months ended September 30, 2021, approximately $4,369,000, and $18,157,000 were raised under the DSPP program, respectively.

The company raised approximately $2,235,000  from the period October 1, 2022 through November 9, 2022, under the DSPP program.

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

G. Warrant Table

The warrants balances at December 31, 2021 and transactions since January 1, 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2022
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(6,900)	-	424,775
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAQ	$0.25	07/06/2023	-	23,428,348	-	-	23,428,348
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,467,026)	-	35,234,687

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of $364,979.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

H. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C	March 2013 – December 2014	2.00	January 31, 2023
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C	October 2017 – December 2017	1.00	January 08, 2023
ZNWAH Warrants	A,B,C	February 2018	5.00	April 19, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants	D	January 2021 – March 2021	1.00	July 15, 2023
ZNWAN Warrants		May – June 2021	1.00	May 16, 2023
ZNWAO Warrants		June 2021	0.25	June 12, 2023
ZNWAQ Warrants	E	June 2021	0.25	July 6, 2023
ZNWAS Warrants	F	August 2021 – March 2022	0.25	December 31, 2023
ZNWAT Warrants	F	August – September 2022	0.25	December 31, 2023
ZNWAU Warrants	F	October – November 2022		December 31, 2023

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018

A	On December 4, 2018, the Company extended the expiration date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.
D	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year.
E	These warrants were issued on May 5, 2022, and on May 17, 2022, the Company extended the expiration date of the Warrants by one (1) year.
F	These warrants will be exercisable beginning on November 15, 2023 and expire on December 31, 2023. These warrants will be issued in November 2023.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2022	December 31, 2021
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	42,741	32,075
Capitalized salary costs	2,309	2,158
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	12,662	11,260
Other costs	39	39
	59,169	46,950

Changes in Unproved oil and gas properties during the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	5,350	6,727	10,666	21,319
Capitalized salary costs	30	38	151	155
Capitalized interest costs	-	-	-	104
Legal costs, license fees and other preparation costs	586	573	1,402	2,335
Other costs	-	-	-	-
	*5,966	*7,338	*12,219	*23,913

*	Inclusive of non-cash amounts of approximately $1,032,000, and $316,000 during the three months ended September 30, 2022, and 2021, respectively
*	Inclusive of non-cash amounts of approximately $2,740,000, and $3,218,000 during the nine months ended September 30, 2022, and 2021, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office spaces.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	US$ thousands	US$ thousands
Operating lease assets	$269	$327

Operating lease liabilities:
Current operating lease liabilities	$227	$203
Non-current operating lease liabilities	$47	$169
Total operating lease liabilities	$274	$372

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2022 are:

September 30, 2022
Weighted average remaining lease term (years)	1.08
Weighted average discount rate	3.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of September 30, 2022:

US$ thousands
2022	70
2023	199
2024	12
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	281
Less: portion representing imputed interest	(7)
Total undiscounted future minimum lease payments	274

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations (cont’d)

Operating lease costs were $69,000 and $206,000 for the three and nine months ended September 30, 2022, respectively. Operating lease costs were $68,000 and $196,000 for the three and nine months ended September 30, 2021, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $71,000 and $214,000 for the three and nine months ended September 30, 2022, respectively. Cash paid for amounts included in the measurement of operating lease liabilities were $72,000 and $215,000 for the three and nine months ended September 30, 2021. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were nil and $136,000 the three and nine months ended September 30, 2022, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $128,000 for the three and nine months ended September 30, 2021, respectively.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

C. Recent Market Conditions – Coronavirus Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. As of the date of this report, the Company has adopted a hybrid model whereby many of our employees are working from a corporate office two to three days per week and then working remotely the other two to three days per week. While there are various uncertainties to navigate, the Company’s business activities are continuing.

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

As of September 30, 2022, and December 31, 2021, the Company accrued $nil and $nil for license regulatory matters.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

E. Bank Guarantees

As of September 30, 2022, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,218,000) and others (approximately $63,000) with respect to its drilling operation in an aggregate amount of approximately $1,281,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through September 30, 2022, the USD has fluctuated by approximately 13.9% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD fluctuated by approximately 3.3% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2022, we had cash, cash equivalents and short-term bank deposits of approximately $4,373,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2022, exclusive of funds at US banks that earn no interest, was approximately .85% and .45%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i)	Approximately $2,235,000 was collected through the Company’s DSPP program during the period October 1 through November 9, 2022.

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

The Megiddo Jezreel #1 (“MJ #1”) site was completed in early March 2017, after which a rented drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log), and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000. During the three and nine months ended September 30, 2022 and 2021, respectively, the Company did not record any post-impairment charges.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well on the same pad site as the MJ#1 well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6-inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified encouraging zones of interest.

During the third quarter of 2022, Zion perforated and stimulated two deep zones.

On October 3, 2022, Zion sent a database email update to its supporters announcing the following: (1) We are encouraged by the results of our recent testing operations, especially the lower zone (approximately 20 meters in thickness), which is our primary zone of interest, (2) We are currently facing a downhole obstacle in the form of heavy water influx from the upper zone inhibiting the potential flow of hydrocarbons from the lower zone and (3) After consultation with outside experts, we plan to isolate and neutralize the heavy water influx by procuring a 4.5” packer and installing it below the heavy water zone and above our primary zone.

Zion suspended its operations at the MJ-02 pad site during October 2022 due to several Jewish holidays during the month. Beginning in early November 2022, Zion resumed its testing operations after procuring the necessary equipment and personnel.

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

The MJ-02 drilling plan was approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well on the same pad site as the MJ#1 well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6-inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified encouraging zones of interest.

During the third quarter of 2022, Zion perforated and stimulated two deep zones.

On October 3, 2022, Zion sent a database email update to its supporters announcing the following: (1) We are encouraged by the results of our recent testing operations, especially the lower zone (approximately 20 meters in thickness), which is our primary zone of interest, (2) We are currently facing a downhole obstacle in the form of heavy water influx from the upper zone inhibiting the potential flow of hydrocarbons from the lower zone and (3) After consultation with outside experts, we plan to isolate and neutralize the heavy water influx by procuring a 4.5” packer and installing it below the heavy water zone and above our primary zone.

Zion suspended its operations at the MJ-02 pad site during October 2022 due to several Jewish holidays during the month. Beginning in early November 2022, Zion resumed its testing operations after procuring the necessary equipment and personnel.

I-35 Drilling Rig & Associated Equipment

	Nine-month period ended September 30, 2022
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	642	333	6,834
Asset Additions	-	151	221	372
Asset Depreciation	(476)	-	(84)	(560)
Asset Disposals for Self-Consumption	-	(202)	-	(202)
September 30, 2022	5,383	591	470	6,444

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ZION OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea of Galilee
World-class natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL LICENSE
ZION DRILL SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License 428 as of September 30, 2022.

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

For the three and nine months ended September 30, 2022, approximately $3,477,000 and $16,740,000, respectively, were raised under the DSPP program.

For the three and nine months ended September 30, 2021, approximately $4,369,000 and $18,157,000, respectively, were raised under the DSPP program.

The warrants balances at December 31, 2021 and transactions since January 1, 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2022
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(6,900)	-	424,775
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAQ	$0.25	07/06/2023	-	23,428,348	-	-	23,428,348
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,467,026)	-	35,234,687

During the third quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of $364,979.

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

The Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. As of the date of this report, the Company adopted a hybrid model whereby many of our employees are working from corporate office two to three days per week and then working remotely two to three days per week. While there are various uncertainties to navigate, the Company’s business activities are continuing.

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

During the three and nine months ended September 30, 2022, and 2021, respectively, the Company did not record any post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $59,169,000 and $46,950,000 at September 30, 2022 and at December 31, 2021, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,636	1,601	4,621	6,524
Other	719	697	2,376	2,553
Operating costs and expenses	2,355	2,298	6,997	9,077

(Gain) on derivative liability	-	-	-	(431)

Other (Gains) expenses, net	19	5	140	273

Net loss	2,374	2,303	7,137	8,919

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2022 were $2,355,000 and $6,997,000, respectively, compared to $2,298,000 and $9,077,000, respectively, for the three and nine months ended September 30, 2021.

Expenses were only $57,000 higher (2.5%), for the three months ended September 2022, when compared to the corresponding months in 2021. This is an immaterial variance. Although the number of stock options granted was 3,905,000 higher during Q3 2022, this was almost completely offset by the low stock price over the last few months.

Expenses were $2,080,000 lower (22.9%), for the nine months ended September 2022, when compared to the corresponding months in 2021. Although we granted 10,830,000 more options during 2022, the low stock price in 2022 more than offset the higher number of options granted.

General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2022 were $1,636,000 and $4,621,000, respectively, compared to $1,601,000 and $6,524,000, respectively, for the three and nine months ended September 30, 2021. A major component of general and administrative expenses is non-cash stock compensation expense in the form of stock options granted to employees, management and directors. As stated in this filing, Zion does not have revenue generating operations. Historically, we have compensated our staff in part by granting stock options in lieu of cash bonuses.

Zion granted the following number of stock options during the quarters of 2021 and 2022:

●	March 31, 2021: 1,075,000

●	June 30, 2021: 3,625,000

●	September 30, 2021: 2,323,000

●	December 31, 2021: 0

●	March 31, 2022: 4,100,000

●	June 30, 2022: 7,525,000

●	September 30, 2022: 6,228,000

●	YTD September 30, 2021: 7,023,000

●	YTD September 30, 2022: 17,853,000

Expenses were only $35,000 higher (2.2%), for the three months ended September 2022, when compared to the corresponding months in 2021. Although the number of stock options granted was 3,905,000 higher during Q3 2022, this was almost completely offset by the low stock price over the last few months.

Expenses were $1,903,000 lower (29.2%), for the nine months ended September 2022, when compared to the corresponding months in 2021. Although we granted 10,830,000 more options during 2022, the low stock price in 2022 more than offset the higher number of options granted.

Other expense. Other expenses during the three and nine months ended September 30, 2022 were $719,000 and $2,376,000, respectively, compared to $697,000 and $2,553,000, respectively, for the three and nine months ended September 30, 2021. The expenses in this category are comprised of non-compensation and non-professional expenses incurred.

Expenses were only $22,000 higher (3%), for the three months ended September 2022, when compared to the corresponding months in 2021. This is a very small increase and no noticeable cause is identified.

Expenses were $177,000 lower (7%), for the nine months ended September 2022, when compared to the corresponding months in 2021. The primary drivers of this decrease was lower annual meeting expenses and Facebook spending in 2022 with a partial offset by an increase in insurance costs, primarily D&O insurance premiums. Annual meeting expenses were significantly higher in 2021 due primarily to proxy solicitation costs to secure votes for two important proposals.

(Gain) on derivative liability. (Gain) on derivative liability during the three and nine months ended September 30, 2022 were nil and nil, respectively, compared to nil and ($431,000), respectively, for the three and nine months ended September 30, 2021. In May 2021, Zion paid the annual interest and the maturity of its convertible bond in Zion shares (in kind). At the present time, Zion does not expect to issue another convertible bond.

Other expense, net. Other expense, net for the three and nine months ended September 30, 2022 were ($19,000) and $140,000, respectively, compared to $5,000 and $273,000, respectively, for the three and nine months ended September 30, 2021. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and financial expenses/income. Overall, for the nine months ended September 30, 2022, total expenses in this category are $159,000 lower due to the relative strengthening of the USD to the NIS during 2022.

Net Loss. Net loss for the three and nine months ended September 30, 2022 was $2,374,000 and $7,137,000 compared to $2,303,000 and $8,919,000 for the three and nine months ended September 30, 2021.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three and nine months ended September 30, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2022, we had approximately $3,079,000 in cash and cash equivalents compared to $4,683,000 at December 31, 2021, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $1,939,000 at September 30, 2022 and $3,303,000 at December 31, 2021.

As of September 30, 2022, we provided bank guarantees to various governmental bodies (approximately $1,218,000) and others (approximately $63,000) in respect of our drilling operation in the aggregate amount of approximately $1,281,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the nine months ended September 30, 2022, cash used in operating activities totaled $4,719,000. Cash provided by financing activities during the nine months ended September 30, 2022 was $16,473,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan. Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $13,333,000 for the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, cash used in operating activities totaled $4,888,000. Cash provided by financing activities during the nine months ended September 30, 2021 was $18,057,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan. Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $21,998,000 for the nine months ended September 30, 2021.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $2,235,000 during the period October 1, 2022 through November 9, 2022, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through February 2023.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through September 30, 2022, the USD has fluctuated by approximately 13.9% against the NIS (the USD strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD fluctuated by approximately 3.3% against the NIS (the USD weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2022, we had cash, cash equivalents and short-term bank deposits (including restricted deposits) of approximately $4,373,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2022, exclusive of funds at US banks that earn no interest, was approximately .86% and ..45%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2022, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2022, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit Index:

10.2	Extension of New Megiddo 428 License to February 1, 2023 (incorporated by reference to our Form 10-Q filing on August 10, 2022)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 10, 2022	Date:	November 10, 2022