Form 10-K
period 2022-12-31
ZION OIL & GAS INC
filed 2023-03-27
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

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

If an emerging growth company, date indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was approximately $99,493,249.

The registrant had 530,138,682 shares of common stock, par value $0.01, outstanding as of March 21, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2022 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2022 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	The going concern qualification in our consolidated financial statements;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQX;

●	the outcome of the current SEC investigation against us;

●	business interruptions from COVID-19 pandemic;

●	our ability to obtain new license areas to continue our petroleum exploration program;

●	interruptions, increased consolidated financial costs and other adverse impacts of the coronavirus pandemic on the drilling and testing of our petroleum exploration program and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within a license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	the impact of fluctuating oil and gas prices on our exploration efforts

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

All references in this Annual Report to the “Company”, “Zion”, “we”, “us”, or “our”, are to Zion Oil and Gas, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Zion Drilling, Inc. and Zion Drilling Services, Inc. described below.

iii

PART I

ITEM 1. BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 23 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

The Megiddo Jezreel License 401 was awarded on December 3, 2013, for a three year primary term through December 2, 2016, with the possibility of up to four one-year extensions up to a maximum of seven years to December 3, 2020.

The Megiddo Jezreel #1 (“MJ-01”, “MJ-1” or “MJ #1”) pad site was completed in early March 2017, after which the drilling rig and associated equipment were mobilized to the site. Performance and endurance tests were completed, and the MJ #1 exploratory well was spud on June 5, 2017 and drilled to a total depth (“TD”) of 5,060 meters (approximately 16,600 feet). Thereafter, the Company obtained three open-hole wireline log suites (including a formation image log), and the well was successfully cased and cemented. The Ministry of Energy approved the well testing protocol on April 29, 2018.

During the fourth quarter of 2018, the Company testing protocol was concluded at the MJ #1 well. The test results confirmed that the MJ #1 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2018, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $30,906,000.

While the MJ #1 well was not commercially viable, Zion learned a great deal from the drilling and testing of this well. We believed that the drilling and testing of this well carried out the testing objectives which would support further evaluation and potential further exploration efforts within our License area. Zion believed it was prudent and consistent with good industry practice to examine further these questions with a focused 3-D seismic imaging shoot of approximately 72 square kilometers surrounding the MJ#1 well. Zion completed all of the acquisition, processing and interpretation of the 3-D data and incorporated its expanded knowledge base into the drilling of our Megiddo Jezreel #2 (“MJ-02”, “MJ-2” or “MJ #2”) exploratory well.

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

The New Megiddo License 428 (“NML 428”) was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023. The NML 428 expired on February 1, 2023, but the Company applied for a replacement license prior to such expiration. At the time of the filing of this Annual Report, this replacement license is pending.

The MJ-2 drilling plan had been approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6-inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified encouraging zones of interest.

During the third quarter of 2022, Zion perforated and stimulated two deep zones.

On October 3, 2022, Zion sent a database email update to its supporters announcing the following: (1) We were encouraged by the results of our recent testing operations, especially the lower zone (approximately 20 meters in thickness), which was our primary zone of interest, (2) we were facing a downhole obstacle in the form of heavy water influx from the upper zone inhibiting the potential flow of hydrocarbons from the lower zone and (3) after consultation with outside experts, we planned to isolate and neutralize the heavy water influx by procuring a 4.5” packer and installing it below the heavy water zone and above our primary zone.

Zion suspended its operations at the MJ-02 pad site during October 2022 due to several Jewish holidays during the month. Beginning in early November 2022, Zion resumed its testing operations after procuring the necessary equipment and personnel.

On December 9, 2022, Zion sent a database email update to its supporters announcing the following: (1) after a thorough analysis of the results by Zion and third party experts, Zion determined that the well will not currently produce hydrocarbons in commercial quantities, (2) although logs strongly indicate the presence of hydrocarbons, we have determined the zone does not have sufficient permeability to be productive, (3) we will set a temporary plug in the wellbore to preserve its integrity and the opportunity to make future use of it, should circumstances and technological innovations warrant that, (4) based on what we learned about the characteristics of this deep Mohilla zone in the MJ-2 well, we are aggressively re-analyzing our logs and other data from the MJ-1 well, which was drilled on the same pad site. Knowing this zone is structurally higher than the equivalent zone in MJ-2, we are diligently evaluating whether this zone was adequately tested in the MJ-1 well, (5) once we have completed that analysis, we may re-enter the MJ-1 wellbore, which is cased to the bottom, and attempt a re-completion in the Mohilla zones, and (6) we will continue to explore the Megiddo-Jezreel license area as we are confident that we are in an active petroleum system.

As a result, in the year ended December 31, 2022, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $45,615,000. During the year ended December 31, 2021, the Company did not record any non-cash impairment charge.

Zion Oil & Gas, Inc. filed an amended application with the Israel Ministry of Energy for a new exploratory license on January 24, 2023 covering the same area as its License No. 428, which expired on February 1, 2023. However, its original application to replace License No. 428 was filed on May 11, 2022, and a revised application was filed on August 29, 2022.

With a third parliamentary election in Israel since March 2, 2020, on November 1, 2022, review of Zion’s new license application was delayed. After the election, an ongoing transition period has taken place. A new Minister of Energy took office on January 1, 2023 and appointed a new Director General of the Ministry.

As previously reported, Zion has re-examined the logs and other data from its MJ-01 well in preparation for a planned re-entry. Zion’s license application was therefore amended to address the planned re-entry, requiring a change in the workplan portion of the application, and then re-submitted on January 24, 2023.

Since May of 2022, Zion has worked closely with all the necessary Ministry officials to address questions and resolve any issues raised by its application. Zion therefore believes it has met all of the preliminary license requirements. Although no assurances can be made, Zion anticipates its license application will be favorably considered by the Ministry and other necessary regulatory agencies.

In the interim, Zion plans to leave its I-35 drilling rig and all related components on its current pad site and perform necessary rig maintenance, engineering and design for the planned re-entry.

At present, we have no revenues or operating income. Our ability to generate future revenues and operating cash flow will depend on the successful exploration and exploitation of any future petroleum rights or the acquisition of oil and/or gas producing properties, and the volume and timing of such production. In addition, even if we are successful in producing oil and gas in commercial quantities, our results will depend upon commodity prices for oil and gas, as well as operating expenses including taxes and royalties.

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

ZION’S PROSPECTIVE LICENSE AREA

The Company held one active petroleum exploration license onshore Israel, the NML 428, comprising approximately 99,000 acres – See Map 1. Under Israeli law, Zion had an exclusive right to oil and gas exploration in our license area in that no other company may drill there. In the event we drilled an oil or gas discovery in our license area, current Israeli law entitles us to convert the relevant portions of our license to a 30-year production lease, extendable to 50 years, subject to compliance with a field development work program and production.

The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023. The NML 428 expired on February 1, 2023, but Zion applied for a replacement license prior to such expiration, which is pending.

The NML 428 lies onshore, south and west of the Sea of Galilee and we continue our exploration focus here based on our studies, as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

ZION OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea of Galilee
World-class natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL LICENSE
ZION DRILL SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License as of December 31, 2022.

Zion Oil & Gas, Inc. filed an amended application with the Israel Ministry of Energy for a new exploratory license on January 24, 2023 covering the same area as its License No. 428, which expired on February 1, 2023. However, its original application to replace License No. 428 was filed on May 11, 2022, and a revised application was filed on August 29, 2022.

The NML 428 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

With a third parliamentary election in Israel since March 2, 2020, on November 1, 2022, review of Zion’s new license application was delayed. After the election, an ongoing transition period has taken place. A new Minister of Energy took office on January 1, 2023 and appointed a new Director General of the Ministry.

As previously reported, Zion has re-examined the logs and other data from its MJ-01 well in preparation for a planned re-entry. Zion’s license application was therefore amended to address the planned re-entry, requiring a change in the workplan portion of the application, and then re-submitted on January 24, 2023.

Since May of 2022, Zion has worked closely with all the necessary Ministry officials to address questions and resolve any issues raised by its application. Zion therefore believes it has met all of the preliminary license requirements. Although no assurances can be made, Zion anticipates its license application will be favorably considered by the Ministry and other necessary regulatory agencies.

In the interim, Zion plans to leave its I-35 drilling rig and all related components on its current pad site and perform necessary rig maintenance, engineering and design for the planned re-entry.

Zion’s Former Joseph License

Zion has plugged all of its exploratory wells on its former Joseph License area, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials.

I-35 Drilling Rig & Associated Equipment

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,493	698	377	7,568

Asset Additions	-	191	25	216

Asset Depreciation	(634)	-	(69)	(703)

Asset Disposals for Self-Consumption	-	(247)	-	(247)

December 31, 2021	5,859	642	333	6,834

Asset Additions	-	179	221	400

Asset Depreciation	(634)	-	(117)	(751)

Asset Disposals for Self-Consumption	-	(202)	-	(202)

December 31, 2022	5,225	619	437	6,281

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2021 and 2022:

	2022	2021
	US$ (000)	US$ (000)
I-35 Drilling Rig & Associated Equipment	400	182
Megiddo License 428:
Exploratory drilling operations	10,994	25,640
Equipment and inventory purchases	1,205	2,580
Environmental, geological & geophysical operations	1,294	2,082
Location construction and maintenance	1,061	1,122

Total	14,954	31,606

Employees & Contractors

As of December 31, 2022, we had 23 employees and contractors of whom all but two are on a full-time basis. Included in this number are certain contractors who provide services to Zion on an ongoing basis. Of the 23 total headcount, 17 work out of our Dallas office and 6 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized drilling, health and safety, engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies (such as Zion Oil & Gas, Givot Olam, and Globe Exploration), as well as larger consortia of local Israeli and foreign participants (Noble Energy Inc./Delek Group Ltd.). Most groups are engaged primarily in offshore activities, which is not an area in which we are currently active. Israeli law conveys an exclusive exploration right to license holders such that no additional companies may compete in that license area.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2022 and 2021, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

On June 2, 2020, the Energy Ministry issued a guidance document titled “Commissioner for Petroleum Affairs Guidelines: Extraordinary Incidences Report.” These guidelines describe the reporting procedure regarding incidences that are out of the ordinary during pre-drilling, drilling and production activities including incidences that cause bodily injury or damage to property or environment or incidences that are a cause of delay or cessation of drilling activities.

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

Civil unrest could spread throughout the region or grow in intensity, leading to more regime changes resulting in governments that are hostile to the United States and Israel, civil wars, or regional conflict. With ongoing operations by Iran, Syria, Russia, the U.S. and other countries in areas in close proximity to Israel, there is an increased risk of deliberate and/or inadvertent mishaps that could give rise to grave military and political consequences.

We cannot predict the effect, if any, on our business of renewed hostilities between Israel and its neighbors or any other changes in the political climate in the area.

Foundations

If we are successful in finding and producing commercial quantities of hydrocarbons in Israel, 6% of our gross revenues from production will go to fund two charitable foundations that we established with the purpose of donating to charities in Israel, the U.S. and elsewhere in the world.

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

Our shareholders, in a resolution passed at the 2002 Annual Meeting, gave authority to the Zion Board of Directors to transfer a 3% overriding royalty interest to each of the two foundations with regard to the Joseph and Asher-Menashe licenses. In accordance with that resolution, we took steps to legally convey or transfer a 3% overriding royalty interest to the Bnei Joseph Foundation (in Israel) and a 3% overriding royalty interest to the Abraham Foundation (in Switzerland).

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

Available Information

Zion’s internet website address is “www.zionoil.com.” We make available, free of charge, on our website under “SEC Reports,” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports, as soon as reasonably practicable after providing the SEC such reports.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $55,077,000 for the year ended December 31, 2022, and $10,721,000 for the year ended December 31, 2021. The audited consolidated financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

Currently, we are substantially reliant on the proceeds of sales of our common stock under the Dividend Reinvestment and Stock Purchase Plan. During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2022 and 2021, we raised approximately $19,129,000 and $26,219,000, respectively, under the Plan. Of the amounts raised, approximately 77% of the amounts raised in 2022 were attributable to two participants and 67% of the amounts raised in 2021 were attributable to two participants. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements included in this prospectus. Our audited consolidated financial statements at December 31, 2022 and 2021 and for the years then ended were prepared assuming that we will continue as a going concern.

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

On January 11, 2023, OTC Markets emailed a letter to Zion advising that its bid price has closed below $.10 for more than 30 consecutive calendar days and no longer meets the Standards for Continued Qualification for the OTCQX U.S. tier per the OTC Rules for U.S. Companies. In the event that the Company’s bid price, the Market Capitalization, or the number of Market Makers fall below the minimum criteria established in Section 3.2(b), a cure period of 180 calendar days to regain compliance shall begin, during which the applicable criteria must be met for ten consecutive trading days.

The 180-calendar day cure period expires July 10, 2023. If at that time the Company’s bid price has not stayed at or above the $.10 minimum for ten consecutive trading days, then the security will be moved from OTCQX to the OTC Pink market unless Zion requests that it be moved to the OTCQB market.

No assurance can be provided that we will be able to maintain continued listing on OTCQX. Moving from the OTCQX Market may have an adverse effect on our ability to raise the capital needed to continue our oil and gas exploration efforts and maintain operations.

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

The outbreak of Covid-19 in 2020, and the subsequent variants of Covid which continue today, may interrupt or delay our exploration activities and could affect our capital raising efforts on which we rely to continue our exploration program and maintain our operations, thereby adversely affecting our business.

We cannot predict the impact, if any, that the outbreak of the coronavirus and subsequent variants, will have on our exploration activities. Worldwide, the coronavirus is adversely affecting the global economy, global supply chain/manufacturing and resulting in, amongst other things, significant time delays, unemployment and business shutdowns.

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

Our sole exploratory license granted on December 3, 2020 expired on February 1, 2023. On January 24, 2023, we applied for a new license area with the same characteristics as the expired Megiddo License 428. No assurance can be given that we will be awarded this exploratory license.

We held one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. The New Megiddo License 428 was granted on December 3, 2020 and was valid for six months with the possibility of an additional six-month extension. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. The NML 428 expired on February 1, 2023, but Zion applied for a replacement license prior to such expiration. No assurance can be given that we will be granted that license.

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

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities through March 2023. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are drilling, or testing, we estimate that there is an additional cost of approximately $2,000,000 - $3,000,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2021-2022 are likely to render obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

Our ability to obtain desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2021-2022 are likely to render obtaining any necessary exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to obtain new or additional exploration rights. If we are unable for whatever reason to obtain the license applications that we deem necessary or desirable, our business may be severely impaired.

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

Our business is subject to certain risks associated with doing business globally, more particularly in Israel. Accordingly, we face significant operational risks as a result of doing business internationally, such as:

●	fluctuations in foreign currency exchange rates;

●	potentially adverse tax consequences and changes in tax laws;

●	challenges in providing solutions across a significant distance, in different languages, different time zones and among different cultures;

●	difficulties in staffing and managing foreign operations, particularly in new geographic locations, and related compliance with employment, immigration and labor laws for employees or other staff living abroad;

●	restrictions imposed by local labor practices and laws on our business and operations;

●	economic weakness, including inflation, or rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, economic or trade sanctions, closure of markets to imports, terrorism or epidemics and other similar outbreaks or events;

●	compliance with a wide variety of complex foreign laws, treaties and regulations;

●	compliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption and anti-bribery laws;

●	unexpected changes in tariffs, trade barriers and other regulatory or contractual limitations on our ability to develop or sell our products in certain foreign markets; and

●	becoming subject to the laws, regulations and court systems of multiple jurisdictions.

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

We incurred net losses of $55,077,000 for the year ended December 31, 2022, and $10,721,000 for the year ended December 31, 2021. We cannot provide any assurance that we will ever be profitable.

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

As is customary within our industry, we maintain insurance against many, but not all, potential perils confronting our operations and in coverage amounts and deductible levels that we believe to be appropriate but economic. Consistent with that profile, our insurance program is structured to provide us financial protection from unfavorable loss resulting from damages to or the loss of physical assets or loss of human life, liability claims of third parties, and exploratory drilling interruption attributed to certain assets and including such occurrences as well blowouts and resulting oil spills, at a level that balances cost of insurance with our assessment of risk and our ability to achieve a reasonable rate of return on our investments. Although we believe the coverage and amounts of insurance carried are adequate and consistent with industry practice, we do not have insurance protection against all the risks we face. Because we chose not to insure certain risks, insurance may not be available at a level that balances the cost of insurance and our desired rates of return, or actual losses exceed coverage limits. We regularly review our risks of loss and the cost and availability of insurance and revise our insurance program accordingly.

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

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 800,000,000 shares of common stock. As of March 21, 2023, there were approximately 530,138,682 shares  of our common stock issued and outstanding.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated quarterly variations in our operating results,

●	developments in the SEC investigation,

●	changes in expectations as to our future financial performance or changes in financial estimates, if any,

●	announcements relating to our business or the business of our competitors,

●	conditions generally affecting the oil and natural gas industry, particularly in Israel,

●	the success of our operating strategy,

●	the operating and stock performance of other comparable companies, and

●	The continued listing of our stock on a recognized stock exchange

Many of these factors are beyond our control, and we cannot predict their potential effect on the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

At December 31, 2022, the Company held one active petroleum exploration license onshore Israel, the New Megiddo License 428, comprising approximately 99,000 acres. This License was awarded on December 3, 2020and had the same area and coordinates as the replaced License 401. This License expired on February 1, 2023.

Please refer to the discussion above under Part 1, Item 1, Business.

The table below summarizes certain data for our former license area for the year ended December 31, 2022:

Type of Right	Name	Area (Approx. Acres)	Working Interest	Expiration Date
License 428	Megiddo-Jezreel	98,842	100%	February 1, 2023 (1)(2)(3)

(1)	Declaration of a commercial discovery during the license term, which may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

(2)	This license expired on February 1, 2023.

(3)	Zion filed an amended license application on January 24, 2023 – see Part 1, Item 1, Business for more details.

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

Office Properties

(i) On September 10, 2015, the Company signed a lease agreement with Hartman Income REIT Property Holdings, LLC (“Hartman”) for new premises containing 7,276 square feet. The lease term was for 65 months (about 5.5 years) from December 1, 2015 to April 30, 2021. Rent was abated for the first five (5) month beginning in December 2015 and extending through April 2016. Beginning in May 2016 and extending through April 2017, rent was paid on a monthly basis in the base amount of $7,882 per month. Beginning in May 2017 and extending through April 2018, rent was paid on a monthly basis in the base amount of $8,186 per month. Beginning in May 2018 and extending through April 2019, rent was paid on a monthly basis in the base amount of $8,489 per month. Beginning in May 2019 and extending through April 2020, rent was paid on a monthly basis in the base amount of $8,792 per month. Beginning in May 2020 and extending through April 2021, rent was paid on a monthly basis in the base amount of $9,095 per month. The Company was also obligated to pay its pro-rated portion of all taxes, utilities, and insurance during the lease term.

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

On May 14, 2021, the Company and Hartman signed a letter agreement (“Renewal Letter”) whereby the Lease extended from June 1, 2021 through May 31, 2022. The monthly basic rent was paid in the amount of $10,967.50 and a monthly electricity expense of approximately $1,279.54.

On May 4, 2022, the Company and Hartman signed a letter agreement (“2nd Renewal Letter”) whereby the Lease extended from June 1, 2022 through May 31, 2023. The monthly basic rent is to be paid in the amount of $11,333.08 and a monthly electricity expense of approximately $1,703.62.

(ii) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term was five years from February 1, 2014 to January 31, 2019. Rent was paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,750) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company was also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 43,500 per month (approximately $12,300) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 94,000 (approximately $26,800) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

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

Holders

As of December 31, 2022, there were approximately 19,522 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 23 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX Market under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

The Company held one active petroleum exploration license onshore Israel, the New Megiddo License 428 (“NML 428”), comprising approximately 99,000 acres. The NML 428 was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023. The NML 428 expired on February 1, 2023, but Zion applied for a replacement license prior to such expiration. The ML 428 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

See Item 1 for a detailed listing of our exploration activities, milestones and/or timelines.

I-35 Drilling Rig & Associated Equipment

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

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,493	698	377	7,568

Asset Additions	-	191	25	216

Asset Depreciation	(634)	-	(69)	(703)

Asset Disposals for Self-Consumption	-	(247)	-	(247)

December 31, 2021	5,859	642	333	6,834

Asset Additions	-	179	221	400

Asset Depreciation	(634)	-	(117)	(751)

Asset Disposals for Self-Consumption	-	(202)	-	(202)

December 31, 2022	5,225	619	437	6,281

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

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion and Amortization: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

During the fourth quarter of 2022, the Company testing protocol was concluded at the MJ-02 well. The test results confirmed that the MJ-02 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2022, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $45,615,000. During the year ended December 31, 2021, the Company did not record any non-cash impairment charges (see Note 4).

The total net book value of our unproved oil and gas properties under the full cost method is $15,889,000 and $46,950,000 at December 31, 2022 and 2021, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD) for 2022 and 2021:

	2022	2021
Operating costs and expenses:

General and administrative expenses	6,243	7,594

Other	3,092	3,287

Impairment of unproved oil and gas properties	45,615	-

Operating costs and expenses	54,950	10,881

Gain on derivative liability	-	(431)

Other expense, net	127	271

Net loss	55,077	10,721

FOR THE YEAR ENDED DECEMBER 31, 2022 COMPARED TO DECEMBER 31, 2021

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2022 were $54,950,000 compared to $10,881,000 for the year ended December 31, 2021. The increase in costs in 2022 is primarily attributable to the recognition of an impairment charge of $45,615,000 during Q4 2022.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2022 were $6,243,000 compared to $7,594,000 for the year ended December 31, 2021. A major component of general and administrative expenses is non-cash stock compensation expense in the form of stock options granted to employees, management and directors. As stated in this filing, Zion does not have revenue generating operations. Historically, we have compensated our staff in part by granting stock options in lieu of cash balances. However, though stock option grants are intended to provide a financial incentive, there are no guarantees that stock options will be “in the money” and, in that event, would maintain no value.

Zion granted the following number of stock options during the quarters of 2021 and 2022:

●	March 31, 2021: 1,075,000

●	June 30, 2021: 3,625,000

●	September 30, 2021: 2,323,000

●	December 31, 2021: 0

●	March 31, 2022: 4,100,000

●	June 30, 2022: 7,525,000

●	September 30, 2022: 6,228,000

●	December 31, 2022: 0

●	YTD December 31, 2021: 7,023,000

●	YTD December 31, 2022: 17,853,000

Expenses were $1,351,000 lower (17.8%) when compared to expenses for 2021. The primary driver of this variance was stock option expense. Although the number of stock options granted was 10,830,000 higher during 2022, expenses were significantly lower due to low stock prices on various dates of grants in 2022.

Other expenses. Other expenses during the year ended December 31, 2022 were $3,092,000 compared to $3,287,000 for the year ended December 31, 2021. This is a variance of $195,000 or 5.9%. The expenses in this category are comprised of non-compensation and non-professional expenses incurred. The primary drivers of this decrease were lower annual meeting expenses and Facebook spending with a partial offset by an increase in insurance costs. Annual meeting expenses were significantly higher in 2021 due primarily to proxy solicitation costs to secure votes for two important proposals.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the year ended December 31, 2022 was $45,615,000 compared to nil for the year ended December 31, 2021. The expense recorded in 2022 is attributable to the impairment charge of $45,615,000 related to the MJ-2 well.

Gain on derivative liability. Gain on derivative liability during the year ended December 31, 2022 was nil compared to ($431,000) for the year ended December 31, 2021. An embedded derivative was contained within the valuation of Zion’s $100 convertible bond offering which closed in March 2016 and was fully paid in May 2021. The (gain) on derivative liability during the year ended December 31, 2021 is primarily due to the change in the share price of our common stock that occurred during the year ended December 31, 2021.

Other expense, net. Other expense, net for the year ended December 31, 2022 was $127,000 compared to $271,000 for the year ended December 31, 2021. This is a variance of $144,000 or 52.8%. The decrease in these expenses in 2022 is primarily attributable to financial expenses related to the Company’s convertible bonds which were paid in 2021.

Net Loss. Net loss for the year ended December 31, 2022 was $55,077,000 compared to $10,721,000 for the year ended December 31, 2021. The primary driver of the higher net loss in 2022 is the recognition of an impairment charge of $45,615,000 during Q4 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our consolidated financial statements for the year ended December 31, 2022 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2022 and 2021, we raised approximately $19,129,000 and $26,219,000, respectively, under the Plan. Of the amounts raised, approximately 77% of the amounts raised in 2022 were attributable to two participants and 67% of the amounts raised in 2021 were attributable to two participants. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

At December 31, 2022, we had approximately $1,735,000 in cash and cash equivalents compared to $4,683,000 at December 31, 2021. Our working capital (current assets minus current liabilities) was $661,000 at December 31, 2022 and $3,303,000 at December 31, 2021.

As of December 31, 2022, and 2022, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,278,000 and $1,189,000, respectively) and others (approximately $79,000 and $94,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,357,000 and $1,283,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

During the years ended December 31, 2022 and 2021, cash used in operating activities totaled $5,704,000 and $5,813,000, respectively. Cash provided by financing activities during the years ended December 31, 2022 and 2021 was $19,133,000 and $26,125,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as drilling costs for our MJ-02 exploratory well, purchase of equipment and spare parts was $16,267,000 and $29,022,000 for the years ended December 31, 2022 and 2021, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-K. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $738,000 during  the period January 1, 2023 through March 23, 2023, we will need to raise additional funds in order to continue our exploration and development activities. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through April 2023.

The outbreak of the coronavirus, together with its subsequent variants, has significantly disrupted business operations and resulted in significantly increased unemployment in the general economy. The extent to which the coronavirus impacts our operations, specifically our capital raising efforts, as well as our ability to continue our exploratory efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in drilling and planned non-drilling exploratory work, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

The Dividend Reinvestment and Stock Purchase Plan

On March 13, 2014 Zion filed a registration statement on Form S-3 that was part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

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

On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the participant the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants series had different expiration dates that had been extended.

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

The warrants became exercisable on January 8, 2018 and continue to be exercisable through January 8, 2024 at a revised per share exercise price of $.25. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

On December 14, 2022, the Company extended the termination date of the ZNWAG warrant by one (1) year from the expiration date of January 8, 2023 to January 8, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2023 at a per share exercise price of $0.05.

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

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of approximately $365,000.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued on May 5, 2022 and are exercisable through July 6, 2023 at a revised per share exercise price of $0.05.

On May 17, 2022, the Company extended the termination date of the ZNWAQ Warrant by one (1) year from the expiration date of July 6, 2022 to July 6, 2023 and reduced the exercise price to $0.05. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of approximately $365,000.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet to a participant. After conclusion of the program on September 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on December 31, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet program consisting of shares of stock to a participant. After conclusion of the program on May 1, 2023, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock that will be acquired.

On March 13, 2023, Zion filed with the Securities and Exchange Commission an Amendment No. 2 to the Prospectus Supplement dated as of December 15, 2021 and accompanying base prospectus dated December 1, 2021 relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-261452), as amended, which was declared effective by the SEC on December 15, 2021.

An Amendment No. 2 to the Prospectus Supplement was filed on March 13, 2023. This Amendment No. 2 to Prospectus Supplement amends the Prospectus Supplement. This Amendment No. 2 to Prospectus Supplement should be read in conjunction with the Original Prospectus Supplement, the base Prospectus and Amendment No. 1. This Amendment No. 2 is incorporated by reference into the Original Prospectus Supplement. This Amendment No. 2 is not complete without, and may not be delivered or utilized except in connection with, the Original Prospectus Supplement, including any amendments or supplements thereto.

Amendment No. 2 - New Unit Option under the Unit Program

Under our Plan, we are providing a Unit Option under Amendment No. 2. Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 2 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option has up to three tranches of investment, in which the second and third tranches are each subject to termination upon a total of $7,500,000 received from participants by the Company during the first or second tranche. The first tranche period began on March 13, 2023 and terminates on March 26, 2023. The second tranche begins on March 27, 2023 and terminates on April 9, 2023 and the third tranche begins on April 10, 2023 and terminates on April 27, 2023, subject to early termination upon reaching $7,500,000 of funds received from participants by the Company under this Unit Option.

Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 2 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option begins on March 13, 2023 with the first tranche and is scheduled to terminate on March 26, 2023. The second and third tranches follow upon the dates provided above. The Unit Option consists of Units of our securities where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQX on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional five hundred (500) shares of Common Stock at a per share exercise price of $0.05. The participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.05. The warrant shall have the Company notation of “ZNWAV” under the first tranche, “ZNWAW” under the second tranche and “ZNWAX” under the third tranche. The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

Plan participants, who enroll into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, will receive an additional fifty (50) warrants at an exercise price of $0.05 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program and shall have the Company notation of “ZNWAY.” Existing subscribers to the AMI are entitled to the additional fifty (50) warrants, if they purchase at least one (1) Unit during the Unit program. Plan participants, who enroll in the AMI at a minimum of $100 per month, will receive one hundred (100) ZNWAY warrants. Plan participants, who enroll in the AMI at a minimum of $250 per month, will receive two hundred and fifty (250) ZNWAY warrants. Plan participants, who enroll in the AMI at a minimum of $500 per month, will receive five hundred (500) ZNWAY warrants. The AMI program requires 90 days of participation to receive the ZNWAY warrants. Existing AMI participants are entitled to participant in this monthly program by increasing their monthly amount above the minimum $50.00 per month.

The ZNWAV warrants will become exercisable on March 31, 2023 and continue to be exercisable through June 28, 2023 at a per share exercise price of $0.05. The ZNWAW warrants will become exercisable on April 14, 2023 and continue to be exercisable through July 13, 2023 at a per share exercise price of $0.05. The ZNWAX warrants will become exercisable on May 2, 2023 and continue to be exercisable through July 31, 2023 at a per share exercise price of $0.05. The ZNWAY warrants will become exercisable on June 12, 2023 and continue to be exercisable through September 10, 2023 at a per share exercise price of $0.05.

During 2022, two participants who participated in that aspect of the DSPP called “Request For Waiver” contributed approximately 77% of the cash raised through the DSPP. During 2021, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 67% of the cash raised through the DSPP.

The company raised approximately $738,000 from the period January 1, 2023 through March 23, 2023, under the DSPP program.

For the years ended December 31, 2022, and 2021, approximately $19,129,000, and $26,219,000 were raised under the DSPP program, respectively.

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

Warrants Table

The warrant activity and balances for the year 2021 are shown in the table below :

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(6,220)	-	431,655
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,785	(125)	-	267,660
ZNWAO	$0.25	06/12/2023	-	190,480	(15,510)	-	174,970
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,494,181	(1,221,855)	-	13,273,365

Changes during 2022 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2022
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$0.25	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(7,450)	-	424,225
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAQ	$0.05	07/06/2023	-	23,428,348	-	-	23,428,348
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,467,676)	-	35,234,137

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual consolidated financial obligations for continuing operations at December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2023	2024	2025	2026	Thereafter	Total
Exploration Related Commitments	2.712	-	-	-	-	2.712

Operating Leases	193	16	-	-	-	209

Employment Agreements	1,870	-	-	-	-	1,870

Total	4,775	16	---	-	-	4,791

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2022 had a significant impact on our consolidated financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 10 for more complete details on balances at December 31, 2022, and 2021.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through December 31, 2022, the USD has fluctuated by approximately 13.2% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD has fluctuated by approximately 3.3% against the NIS (the USD has weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2022, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $3,114,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2022, exclusive of funds at US banks that earn no interest, was approximately 0.6%.

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

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15 of the Exchange Act, as of December 31, 2022. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2022, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2023 Proxy Statement”) for our 2023 annual meeting of stockholders. The 2023 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference to the 2023 Proxy Statement for the 2023 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference to the 2023 Proxy Statement for the 2023 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference to the 2023 Proxy Statement for the 2023 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference to the 2023 Proxy Statement for the 2023 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements:

Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Zion Oil & Gas, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, Exhibit 3.1, and to the Company’s Form 8-K, filed with the SEC on June 11, 2015, Exhibit 3(i).1.)

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 16, 2022)

4.1	Registration Statement on Form S-3 (File No. 333-261452) as amended, (incorporated by reference as filed with the SEC on December 1, 2021 and amended on December 15, 2021)

4.2	Prospectus Supplement dated December 15, 2021, (incorporated by reference as filed with the SEC on December 16, 2021)

4.3	Original Indenture (incorporated by reference to the Company’s Form S-3 filed with the SEC on December 1, 2021 and amended on December 15, 2021 to the Registrant’s Prospectus, Registration No. 333-261452, Exhibit 4.2 filed with the SEC on December 1, 2021)

4.4	Description of Registered Securities (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 17, 2022)

10.1	Executive Employment and Retention Agreements (Management Agreements)

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

10.2	2011 Equity Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

Number	Description

10.3	2011 Non-Employee Directors Stock Option Plan (filed as Annex C to the Company’s Definitive Proxy Statement on Schedule 14 A filed with the SEC on May 9, 2011) and as amended (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 11, 2015)

10.4	2021 Omnibus Incentive Plan (incorporated by reference to the Company’s Form S-8 filed with the SEC on June 14, 2021)

10.5	Office Lease Agreement between Zion Oil & Gas, Inc., as tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.6	Megiddo-Jezreel License 401, as amended, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2013)

10.7	Extension Letter to Megiddo-Jezreel License 401, as extended to December 2, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 27, 2020)

10.8	New Megiddo License 428, dated December 3, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 17, 2022)

10.9	Extension of New Megiddo License 428 to February 1, 2023 (incorporated by reference to our Form 10-Q filed with the SEC on August 10, 2022 )

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W.A. Dunn Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2023		Date: March 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W.A. Dunn	Chief Executive Officer and Director,	March 27, 2023
Robert W.A. Dunn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 27, 2023
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	President, General Counsel and Director	March 27, 2023
William H. Avery

/s/ Martin M. van Brauman	EVP, Corporate Secretary, Treasurer and Director	March 27, 2023
Martin M. van Brauman

/s/ John M. Brown	Chairman of the Board of Directors	March 27, 2023
John M. Brown

/s/ Paul Oroian	Director	March 27, 2023
Paul Oroian

/s/ John Seery	Director	March 27, 2023
John Seery

/s/ Kent Siegel	Director	March 27, 2023
Kent Siegel

/s/ Gene Scammahorn	Director	March 27, 2023
Gene Scammahorn

/s/ Virginia Prodan	Director	March 27, 2023
Virginia Prodan

/s/ Frank Starr	Director	March 27, 2023
Frank Starr

/s/ Dr. Amotz Agnon	Director	March 27, 2023
Dr. Amotz Agnon

/s/ Jeffrey Moskowitz	Director	March 27, 2023
Jeffrey Moskowitz

/s/ Brad Dacus	Director	March 27, 2023
Brad Dacus

/s/ Javier Mazon	Director	March 27, 2023
Javier Mazon

/s/Sarah Caygill	Director	March 27, 2023
Sarah Caygill

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Zion Oil & Gas, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zion Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

Unproved oil and gas property cost consist of all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs that are capitalized. As of December 31, 2022 the total unproved oil and gas property was $15.90 Million. The amount of unproved oil and gas properties was after recording an impairment loss of $45,615,000 for the period ended December 2022, the company after analyzing of the results from third party experts determined that the well will not currently produce hydrocarbons in commercial quantities. The logs strongly indicate the presence of hydrocarbons, but the company determined that the zone does not have sufficient permeability to be productive. Accordingly, a temporary plug in was set to the wellbore to preserve its integrity and the opportunity to make future use of it, should circumstances and technological innovations warrant that. Also, On February 1, 2023, the NML 428 License expired, but the Company applied for a replacement license prior to such expiration and as of date the license was not granted, however the Company believes it has met all of the preliminary license requirements, although no assurances can be made, the Company anticipates its license application will be favorably considered by the Ministry and other necessary regulatory agencies

We have identified the determination of impairment on unproved oil and gas asset as a critical audit matter as (i) there was a high degree of auditor judgment and subjectivity involved in performing procedures and evaluating audit evidence related to the evaluation of whether impairment needs to be charged on the unproved Oil and Gas Properties due to the significant amount of judgment by management when developing the estimates, (ii) significant audit effort was necessary to evaluate management’s anticipated and significant assumptions, including the progress of drilling activity and the corresponding fund raising by the company.

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
March 24, 2023

Zion Oil & Gas, Inc.

Consolidated Balance Sheets as of

	December 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	1,735	4,683
Fixed short term bank and escrow deposits – restricted	1,379	1,269
Prepaid expenses and other	600	689
Other deposits	483	617
Governmental receivables	267	900
Other receivables	143	483
Total current assets	4,607	8,641

Unproved oil and gas properties, full cost method (see Note 4)	15,889	46,950

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $1,455 and $704 (see note 2M)	6,281	6,834
Property and equipment, net of accumulated depreciation of $647 and $604	112	138
	6,393	6,972

Right of Use Lease Assets (see Note 8)	202	327

Other assets
Assets held for severance benefits	424	541
Total other assets	424	541

Total assets	27,515	63,431

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,147	2,783
Lease obligation – current (see Note 8)	196	203
Asset retirement obligation	571	571
Accrued liabilities	1,032	1,781
Total current liabilities	3,946	5,338

Long-term liabilities
Lease obligation – non-current (see Note 8)	12	169
Provision for severance pay	457	548
Total long-term liabilities	469	717

Total liabilities	4,415	6,055

Commitments and contingencies (see Note 9)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at December 31, 2022: Issued and outstanding: 524,231,493 and 364,322,883 shares at December 31, 2022 and 2021, respectively	5,242	3,643
Additional paid-in capital	296,460	277,258
Accumulated deficit	(278,602)	(223,525)
Total stockholders’ equity	23,100	57,376

Total liabilities and stockholders’ equity	27,515	63,431

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Operations

	For the year ended December 2022	For the year ended December 2021
	US$ thousands	US$ thousands
General and administrative	6,243	7,594
Impairment of unproved oil and gas properties	45,615	-
Other	3,092	3,287
Loss from operations	(54,950)	(10,881)

Other income (expense), net
Gain on derivative liability	-	431
Foreign exchange (loss)	(93)	(31)
Financial (expenses), net	(34)	(240)

Loss before income taxes	(55,077)	(10,721)
Income taxes	-	-

Net loss	(55,077)	(10,721)

Net loss per share of common stock - basic and diluted (in US$)	(0.12)	(0.04)

Weighted-average shares outstanding–basic and diluted (in thousands)	468,639	277,457

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2022 and 2021

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2020	237,382	2,374	245,539	(212,804)	35,109
Funds received from sale of DSPP units and shares and exercise of warrants	120,676	1,207	25,012	-	26,219
Costs associated with the issuance of shares	-	-	(115)		(115)
Value of bonds converted to shares	15	*	9	-	9
Bond interest paid in shares	530	5	316	-	321
Bond principal paid in shares	5,296	53	3,161	-	3,214
Funds received from option exercises	425	4	17	-	21
Value of options granted to employees, directors and others as non-cash compensation	-	-	3,319	-	3,319
Net loss	-	-	-	(10,721)	(10,721)
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376

Funds received from sale of DSPP units and shares and exercise of warrants	159,532	1,595	17,534	-	19,129
Funds received from option exercises	375	4	-	-	4
Value of options granted to employees, directors and others as non-cash compensation	-	-	1,668	-	1,668
Net loss	-	-	-	(55,077)	(55,077)
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2022	2021
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(55,077)	(10,721)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	794	743
Cost of options issued to employees, directors and others as non-cash compensation	1,651	3,319
Amortization of debt discount related to convertible bonds	-	190
Change in derivative liability	-	(431)
Impairment of unproved oil and gas properties	45,615	-
Change in assets and liabilities, net:
Other deposits	134	(20)
Prepaid expenses and other	89	1,211
Governmental receivables	633	1,140
Other receivables	340	(288)
Lease obligation - current	(143)	(116)
Lease obligation – non current	(157)	(138)
Right of Use Lease Asset	261	239
Severance pay, net	26	(52)
Accounts payable	70	64
Accrued liabilities	60	(953)
Net cash used in operating activities	(5,704)	(5,813)

Cash flows from investing activities
Acquisition of property and equipment	(17)	(46)
Acquisition of drilling rig and related equipment	(400)	(182)
Investment in unproved oil and gas properties	(15,850)	(28,794)
Net cash used in investing activities	(16,267)	(29,022)

Cash flows from financing activities
Proceeds from exercise of stock options	4	21
Costs paid related to the issuance of new shares	-	(115)
Proceeds from issuance of stock and exercise of warrants	19,129	26,219
Net cash provided by financing activities	19,133	26,125

Net decrease in cash, cash equivalents and restricted cash	(2,838)	(8,710)
Cash, cash equivalents and restricted cash – beginning of period	5,952	14,662
Cash, cash equivalents and restricted cash – end of period	3,114	5,952

Non-cash investing and financing activities:
Convertible bond principal paid in shares	-	3,214
Unpaid investments in oil and gas properties	2,151	3,666
Cost of options capitalized to oil & gas properties	17	-
Convertible bond interest paid in shares	-	321
Capitalized convertible bond interest attributed to oil and gas properties	-	104
10% senior convertible bonds converted to shares	-	9
Addition of right of use lease assets and lease obligations	136	128

The accompanying notes are an integral part of the consolidated financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Cash and cash equivalents	1,735	4,683
Restricted cash included in fixed short-term bank deposits	1,379	1,269
	3,114	5,952

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 23 years of oil & gas exploration in Israel. As of December 31, 2022, the Company has no revenues from its oil and gas operations.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern (cont’d)

The New Megiddo License 428 (“NML 428”) (covering the same area as MJL 401) was awarded on December 3, 2020 for a six-month term with the possibility of an additional six-month extension. On April 29, 2021, Zion submitted a request to the Ministry of Energy for a six-month extension to December 2, 2021. On May 30, 2021, the Ministry of Energy approved our request for extension to December 2, 2021. On November 29, 2021, the Ministry of Energy approved our request for extension to August 1, 2022. On July 25, 2022, Zion submitted a request to the Ministry of Energy for a six-month extension to February 1, 2023. On July 31, 2022, the Ministry of Energy approved our request for extension to February 1, 2023. This license effectively replaced the Megiddo-Jezreel License 401 as it has the same area and coordinates.

The MJ-02 drilling plan had been approved by the Ministry of Energy on July 29, 2020. On January 6, 2021, Zion officially spudded its MJ-02 exploratory well. On November 23, 2021, Zion announced via a press release that it completed drilling the MJ-02 well to a total depth of 5,531 meters (~18,141 feet) with a 6 inch open hole at that depth.

A full set of detailed and comprehensive tests including neutron-density, sonic, gamma, and resistivity logs were acquired in December 2021, as a result of which we identified encouraging zones of interest.

During the third quarter of 2022, Zion perforated and stimulated two deep zones.

On October 3, 2022, Zion sent a database email update to its supporters announcing the following: (1) We are encouraged by the results of our recent testing operations, especially the lower zone (approximately 20 meters in thickness), which is our primary zone of interest, (2) We are currently facing a downhole obstacle in the form of heavy water influx from the upper zone inhibiting the potential flow of hydrocarbons from the lower zone and (3) After consultation with outside experts, we planned to isolate and neutralize the heavy water influx by procuring a 4.5” packer and installing it below the heavy water zone and above our primary zone.

Zion suspended its operations at the MJ-02 pad site during October 2022 due to several Jewish holidays during the month. Beginning in early November 2022, Zion resumed its testing operations after procuring the necessary equipment and personnel.

During the fourth quarter of 2022, the Company testing protocol was concluded at the MJ-02 well. The test results confirmed that the MJ-02 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2022, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $45,615,000. During the year ended December 31, 2021, the Company did not record any non-cash impairment charge.

On February 1, 2023, the NML 428 License expired, but Zion applied for a replacement license prior to such expiration. We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential .

See more information about our exploration activities, see Item 1.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern (cont’d)

Zion’s Former Asher-Menashe License

Zion plugged the exploratory well on its former Asher-Menashe License area, the reserve pit has been evacuated, and during the year 2019, Zion completed the abandonment of this well site in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials (see Note 9C).

Zion’s Former Joseph License

Zion has plugged all of its exploratory wells on its former Joseph License area, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials (see Note 9C).

Uncertainty Due to Geopolitical Events

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2022, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

COVID-19 Update

The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet known. Circumstances caused by the COVID-19 pandemic are complex, and uncertain. The impact of COVID-19 has not been significant to the Company’s results of operations, financial condition, and liquidity and capital resources. Although no material impairment or other effects have been identified to date, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known. The Company will continue to consider the potential impact of the COVID-19 pandemic on its business operations.

B. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2022, the Company incurred a net loss of approximately $55.1 million and had an accumulated deficit of approximately $278.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

To carry out planned operations, the Company must raise additional funds through additional equity and/or debt issuances or through profitable operations. There can be no assurance that this capital or positive operational income will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty (see also Note 11).

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

During the fourth quarter of 2022, the Company testing protocol was concluded at the MJ-02 well. The test results confirmed that the MJ-02 well did not contain hydrocarbons in commercial quantities in the zones tested. As a result, in the year ended December 31, 2022, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $45,615,000. During the year ended December 31, 2021, the Company did not record any non-cash impairment charges (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $15,889,000 and $46,950,000 as of December 31, 2022, and 2021, respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

E. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $794,000, and $743,000 for the years ended December 31, 2022, and 2021, respectively. See Footnote 2Q for a discussion of the purchase of our drilling rig and related equipment.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2022, and 2021.

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

J. Asset Retirement Obligation

Obligations for dismantlement, restoration and removal of facilities and tangible equipment at the end of oil and gas property’s useful life are recorded based on the estimate of the fair value of the liabilities in the period in which the obligation is incurred. This requires the use of management’s estimates with respect to future abandonment costs, inflation, market risk premiums, useful life and cost of capital. The estimate of asset retirement obligations does not give consideration to the value the related assets could have to other parties. The obligation is recorded if sufficient information about the timing and (or) method of settlement is available to reasonably estimate fair value (see Note 9C).

K. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 46,038,861 and 18,586,557 Common Stock equivalents in 2022, and 2021 respectively, would be anti-dilutive.

L. Stock Based Compensation

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2022 and 2021, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments. Derivative instruments are carried at fair value, generally estimated using the Binomial Model.

N. Warrants

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

O. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged. Zion did not have any related party transactions for the fiscal years ending December 2022 and 2021.

P. Depreciation and Accounting for Drilling Rig and Related Equipment

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

Q. Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

I-35 Drilling Rig & Associated Equipment

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2020	6,493	698	377	7,568

Asset Additions	-	191	25	216

Asset Depreciation	(634)	-	(69)	(703)

Asset Disposals for Self-Consumption	-	(247)	-	(247)

December 31, 2021	5,859	642	333	6,834

Asset Additions	-	179	221	400

Asset Depreciation	(634)	-	(117)	(751)

Asset Disposals for Self-Consumption	-	(202)	-	(202)

December 31, 2022	5,225	619	437	6,281

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

Q. Recently Adopted Accounting Pronouncements

ASU 2016-02 – Leases (Topic 842)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. Zion adopted ASU 2016-02 in the first quarter of 2019. Presently, Zion has operating leases for office space in Dallas, Texas and in Caesarea, Israel plus various leases for motor vehicles. These leases have been accounted for under ASU 2016-02 in 2019, 2020, 2021 and 2022 by establishing a right-of-use asset and a corresponding current lease liability and non-current lease liability. Zion is not subject to any loan covenants and therefore, the increase in assets and liabilities does not have a material impact on its business.

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

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2022 had a significant impact on our consolidated financial position, results of operations, or cash flow, except for ASC Update No. 2016-02—Leases, which requires organizations to recognize lease assets and lease liabilities on the balance sheet for leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019. See Note 10 for more complete details on balances at December 31, 2022, and 2021.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU requires entities to disclose information about certain types of government assistance they receive, including cash grants and tax credits. The new guidance requires expanded disclosure regarding the qualitative and quantitative characteristics of the nature, amount, timing, and significant terms and conditions of transactions with a government arising from a grant or other forms of assistance accounted for under a contribution model. The Company does not believe that this ASU will have any impact on its consolidated financial statements.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The ASU revises lessor lease classification guidance and requires accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 using a prospective method, and the adoption did not have a material impact on our combined financial statements.

On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions from the guidance in ASC 740 related to intra-period tax allocations, interim calculations, and the recognition of deferred tax liabilities for outside basis differences and clarifies and simplifies several other aspects of accounting for income taxes. Different transition methods apply to the various income tax simplifications. For the changes requiring a retrospective or modified retrospective transition, the adoption of the new standard did not have a material impact to our consolidated financial statements.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

Other Recent Accounting Pronouncements

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements; however, the impact in future periods will be dependent upon the contract assets acquired and contract liabilities assumed in any future business combinations.

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

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2022, and 2021, the Company had a provision for severance pay of $457,000 and $548,000, respectively, of which all was long-term. As of December 31, 2022, and 2021, the Company had $424,000 and $541,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,362	32,075
Capitalized salary costs	2,342	2,158
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	9,728	11,260
Other costs	39	39
	15,889	46,950

Impairment of unproved oil and gas properties comprised as follows:

	For the year ended December 31,
	2022	2021
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	41,430	-
Capitalized salary costs	-	-
Capitalized interest costs	-	-
Legal and seismic costs, license fees and other preparation costs	4,185	-
	45,615	-

Changes in Unproved oil and gas properties during the years ended December 31, 2022, and 2021, are as follows:

	December 31, 2022		December 31, 2021
	US$ thousands		US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	11,717		27,843
Capitalized salary costs	184		191
Capitalized interest costs	-		104
Legal and seismic costs, license fees and other preparation costs	2,653		3,286
Other costs	-		-
Impairment of unproved oil and gas properties	(45,615)		-
	(31,061	)*	31,424	*

*	Inclusive of non-cash amounts of approximately $2,168,000, and $3,770,000 during the years 2022, and 2021, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Drilling provisions	495	1,304
Employees related	250	283
Audit and Legal Costs	168	167
Other	119	27
	1,032	1,781

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2022, the Company did not grant any options from the 2011 Equity Incentive Plan for employees, directors and consultants.

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

During the year ended December 31, 2022, the Company did not grant any qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan to its directors.

During the year ended December 31, 2021, the Company granted the following qualified (market value) options from the 2011 Non-Employee Directors Stock Option Plan for directors to purchase shares of common stock as non-cash compensation:

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

During the year ended December 31, 2022, the Company granted the following options from the 2022 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

D. Warrants and Options

The Company has reserved 61,625,387 shares of common stock as of December 31, 2022, for the exercise of warrants and options to employees and non-employees, of which 46,820,387 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees
	0.01		10,000	October 01, 2027	Options
	0.01		7,500	January 01, 2028	Options
	0.01		30,000	February 28, 2028	Options
	0.01		80,000	November 18, 2029	Options
	0.01		20,000	August 12, 2032	Options
	0.01		40,000	January 17, 2032	Options
	0.15		50,000	April 15, 2032	Options
	0.16		75,000	December 10, 2029	Options
	1.67		105,000	October 01, 2024	Options

To employees and directors
	0.01		10,000	November 11, 2023	Options
	0.01		5,000	June 11, 2024	Options
	0.01		20,000	June 05, 2026	Options
	0.01		130,000	January 01, 2027	Options
	0.01		50,000	January 04, 2027	Options
	0.01		60,000	April 17, 2027	Options
	0.01		200,000	May 21, 2027	Options
	0.01		30,000	October 01, 2027	Options
	0.01		62,500	January 01, 2028	Options
	0.01		25,000	January 04, 2028	Options
	0.01		4,000	April 06, 2028	Options
	0.01		25,000	January 6, 2029	Options
	0.01		35,000	September 18, 2029	Options
	0.01		70,000	November 18, 2029	Options
	0.01		35,000	January 05, 2030	Options
	0.01		75,000	January 04, 2031	Options
	0.01		200,000	May 21, 2031	Options
	0.01		300,000	July 17, 2031	Options
	0.01		10,000	September 01, 2031	Options
	0.01		500,000	January 05, 2032	Options
	0.01		55,000	January 17, 2032	Options
	0.01		960,000	April 15, 2032	Options
	0.01		10,000	September 01, 2032	Options
	0.01		795,000	September 23, 2032	Options
	0.11		25,000	April 01, 2032	Options
	0.14		200,000	January 17, 2032	Options
	0.15		200,000	January 04, 2032	Options
	0.15		3,000,000	January 05, 2032	Options
	0.15		6,360,000	April 15, 2032	Options
	0.16		340,000	December 10, 2025	Options
	0.18		25,000	December 02, 2025	Options
	0.18		5,155,000	September 23, 2032	Options
	0.24		25,000	August 01, 2032	Options
	0.24		118,000	August 12, 2032	Options
	0.25		413,000	September 01, 2031	Options
	0.28		25,000	September 03, 2025	Options
	0.28		25,000	September 03, 2029	Options
	0.29		25,000	June 15, 2027	Options
	0.39		1,435,000	July 9, 2031	Options
	0.59		1,400,000	May 21, 2027	Options
	0.59		1,600,000	May 21, 2031	Options
	0.92		350,000	January 4, 2027	Options
	0.92		550,000	January 4, 2031	Options
	1.33		25,000	May 01, 2023	Options
	1.38		105,307	January 02, 2025	Options
	1.67		300,943	October 01, 2024	Options
	1.75		250,000	June 07, 2023	Options
	1.78		25,000	September 04, 2024	Options
	2.31		250,000	January 01, 2024	Options
	4.15		25,000	July 02, 2024	Options

To investors
	0.01		424,225	February 25, 2023	Warrants
	0.25		174,660	June 12, 2023	Warrants
	0.25		23,428,348	July 06, 2023	Warrants
	1.00		243,853	May 02, 2023	Warrants
	1.00		545,900	October 29, 2023	Warrants
	1.00		2,144,099	March 03, 2023	Warrants
	1.00		359,435	August 14, 2023	Warrants
	1.00		4,376,000	July 15, 2023	Warrants
	1.00		267,760	May 16, 2023	Warrants
	1.00		240,068	January 08, 2023	Warrants
	2.00		1,498,804	January 31, 2023	Warrants
	2.00		517,875	August 25, 2023	Warrants
	3.00		640,710	June 29, 2023	Warrants
	5.00		372,400	April 19, 2023	Warrants
Total outstanding	0.48	*	61,625,387

*	Weighted Average

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2021 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2020	3,797,750	1.14

Changes during 2021 to:
Granted to employees, officers, directors and others	7,023,000	0.49
Expired/Cancelled/Forfeited	(654,500)	2.30
Exercised	(424,500)	0.05
Outstanding, December 31, 2021	9,741,750	0.64

Changes during 2022 to:
Granted to employees, officers, directors and others*	17,853,000	0.14
Expired/Cancelled/Forfeited	(828,500)	1.06
Exercised	(375,000)	0.01
Outstanding, December 31, 2022	26,391,250	0.30
Exercisable, December 31, 2022	11,586,250	0.47

The aggregate intrinsic value of options exercised during 2022, and 2021 was approximately $69,000, and $114,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2022, totaling 61,625,387 was approximately $493,000.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2021, totaling 23,015,115 was approximately $337,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2022:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.14	240,000	9.05	0.14	0.01	10,000	0.86	0.01
0.15	3,000,000	9.02	0.15	0.01	5,000	1.45	0.01
0.15	6,410,000	9.30	0.15	0.01	20,000	3.42	0.01
0.18	5,155,000	9.74	0.18	0.01	130,000	4.00	0.01
—	—	—	—	0.01	50,000	4.00	0.01
—	—	—	—	0.01	60,000	4.29	0.01
—	—	—	—	0.01	200,000	4.38	0.01
—	—	—	—	0.01	40,000	4.74	0.01
—	—	—	—	0.01	70,000	5.00	0.01
—	—	—	—	0.01	25,000	5.00	0.01
—	—	—	—	0.01	30,000	5.15	0.01
—	—	—	—	0.01	4,000	5.26	0.01
—	—	—	—	0.01	25,000	6.01	0.01
—	—	—	—	0.01	35,000	6.71	0.01
—	—	—	—	0.01	150,000	6.88	0.01
—	—	—	—	0.01	35,000	7.01	0.01
—	—	—	—	0.01	75,000	8.01	0.01
—	—	—	—	0.01	200,000	8.38	0.01
—	—	—	—	0.01	300,000	8.54	0.01
—	—	—	—	0.01	10,000	8.66	0.01
—	—	—	—	0.01	500,000	9.01	0.01
—	—	—	—	0.01	55,000	9.04	0.01
—	—	—	—	0.01	960,000	9.29	0.01
—	—	—	—	0.01	75,000	9.61	0.01
—	—	—	—	0.01	10,000	9.67	0.01
—	—	—	—	0.01	795,000	9.73	0.01
—	—	—	—	0.15	200,000	9.01	0.15
—	—	—	—	0.15	25,000	9.25	0.15
—	—	—	—	0.16	340,000	2.94	0.16
—	—	—	—	0.16	75,000	6.94	0.16
—	—	—	—	0.18	25,000	2.91	0.18
—	—	—	—	0.24	25,000	9.58	0.24
—	—	—	—	0.24	118,000	9.61	0.24
—	—	—	—	0.25	50,000	8.66	0.25
—	—	—	—	0.25	363,000	8.66	0.25
—	—	—	—	0.28	25,000	2.67	0.28
—	—	—	—	0.28	25,000	6.67	0.28
—	—	—	—	0.29	25,000	4.45	0.29
—	—	—	—	0.39	1,435,000	8.52	0.39
—	—	—	—	0.59	1,400,000	4.38	0.59
—	—	—	—	0.59	1,600,000	8.38	0.59
—	—	—	—	0.92	350,000	4.00	0.92
—	—	—	—	0.92	550,000	8.01	0.92
—	—	—	—	1.33	25,000	0.32	1.33
—	—	—	—	1.38	105,307	2.01	1.38
—	—	—	—	1.67	405,943	1.75	1.67
—	—	—	—	1.75	250,000	0.51	1.75
—	—	—	—	1.78	25,000	1.68	1.78
—	—	—	—	2.31	250,000	1.00	2.31
—	—	—	—	4.15	25,000	1.50	4.15
0.14-0.18	14,805,000		0.16	0.01-4.15	11,586,250		0.47

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.16	$0.56
Dividend yields	—	—
Expected volatility	127%-135%	121%-143%
Risk-free interest rates	1.37%-3.96%	0.16%-0.85%
Expected life (in years)	5.00-5.50	3.00-5.00
Weighted-average grant date fair value	$0.14	$0.47

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2022	2021
Weighted-average fair value of underlying stock at grant date	$0.16	$0.58
Dividend yields	—	—
Expected volatility	103%-104%	100%-113%
Risk-free interest rates	1.78%-2.84%	1.07%-1.42%
Expected life (in years)	10.00	6.00-10.00
Weighted-average grant date fair value	$0.10	$0.49

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2022	2021
US$ thousands	US$ thousands
1,654	3,217

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2022	2021
US$ thousands	US$ thousands
14	102

The following table sets forth information about the compensation cost of option issuances recognized and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2022	2021
US$ thousands	US$ thousands
17	—

As of December 31, 2022, there was $840,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2023.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

E. Dividend Reinvestment and Stock Purchase Plan (“DSPP”)

On March 13, 2014 Zion filed a registration statement on Form S-3 that was part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

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

On January 13, 2015, the Company amended the Original Prospectus Supplement (“Amendment No. 3”) to provide for a unit option (the “Unit Option”) under the DSPP comprised of one share of Common Stock and three Common Stock purchase warrants with each unit priced at $4.00. Each warrant afforded the participant the opportunity to purchase the Company’s Common Stock at a warrant exercise price of $1.00. Each of the three warrants series had different expiration dates that had been extended.

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

The warrants became exercisable on January 8, 2018 and continue to be exercisable through January 8, 2024 at a revised per share exercise price of $.25. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

On December 14, 2022, the Company extended the termination date of the ZNWAG warrant by one (1) year from the expiration date of January 8, 2023 to January 8, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

As of February 25, 2023, any outstanding ZNWAK warrants expired.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2023 at a revised per share exercise price of $.05.

On March 21, 2022, the Company extended the termination date of the ZNWAM warrant by one (1) year from the expiration date of July 15, 2022 to July 15, 2023 and revised the exercise price to $0.05. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

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

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of approximately $365,000.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued on May 5, 2022 and are exercisable through July 6, 2023 at a revised per share exercise price of $.05.

On May 17, 2022, the Company extended the termination date of the ZNWAQ Warrant by one (1) year from the expiration date of July 6, 2022 to July 6, 2023 and revised the exercise price to $0.05. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

During the second quarter of 2022, all warrants represented by ZNWAP and ZNWAR were exercised resulting in a net cash inflow of approximately $365,000.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet to a participant. After conclusion of the program on September 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a revised per share exercise price of $.25.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

During 2021, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 67% of the cash raised through the DSPP. During 2022, two participants in the “Request for Waiver” aspect of the DSPP contributed approximately 77% of the cash raised through the DSPP.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on December 31, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants will be issued and exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock to a participant. After conclusion of the program on May 1, 2023, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock that will be acquired.

On March 13, 2023, Zion filed with the Securities and Exchange Commission an Amendment No. 2 to the Prospectus Supplement dated as of December 15, 2021 and accompanying base prospectus dated December 1, 2021 relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-261452), as amended, which was declared effective by the SEC on December 15, 2021.

An Amendment No. 2 to the Prospectus Supplement was filed on March 13, 2023. This Amendment No. 2 to Prospectus Supplement amends the Prospectus Supplement. This Amendment No. 2 to Prospectus Supplement should be read in conjunction with the Original Prospectus Supplement, the base Prospectus and Amendment No. 1. This Amendment No. 2 is incorporated by reference into the Original Prospectus Supplement. This Amendment No. 2 is not complete without, and may not be delivered or utilized except in connection with, the Original Prospectus Supplement, including any amendments or supplements thereto.

Amendment No. 2 - New Unit Option under the Unit Program

Under our Plan, we are providing a Unit Option under Amendment No. 2. Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 2 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option has up to three tranches of investment, in which the second and third tranches are each subject to termination upon a total of $7,500,000 received from participants by the Company during the first or second tranche. The first tranche period began on March 13, 2023 and terminates on March 26, 2023. The second tranche begins on March 27, 2023 and terminates on April 9, 2023 and the third tranche begins on April 10, 2023 and terminates on April 27, 2023, subject to early termination upon reaching $7,500,000 of funds received from participants by the Company under this Unit Option.

Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 2 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option begins on March 13, 2023 with the first tranche and is scheduled to terminate on March 26, 2023. The second and third tranches follow upon the dates provided above. The Unit Option consists of Units of our securities where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQX on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional five hundred (500) shares of Common Stock at a per share exercise price of $0.05. The participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.05. The warrant shall have the Company notation of “ZNWAV” under the first tranche, “ZNWAW” under the second tranche and “ZNWAX” under the third tranche. The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

Plan participants, who enroll into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, will receive an additional fifty (50) warrants at an exercise price of $0.05 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program and shall have the Company notation of “ZNWAY.” Existing subscribers to the AMI are entitled to the additional fifty (50) warrants, if they purchase at least one (1) Unit during the Unit program. Plan participants, who enroll in the AMI at a minimum of $100 per month, will receive one hundred (100) ZNWAY warrants. Plan participants, who enroll in the AMI at a minimum of $250 per month, will receive two hundred and fifty (250) ZNWAY warrants. Plan participants, who enroll in the AMI at a minimum of $500 per month, will receive five hundred (500) ZNWAY warrants. The AMI program requires 90 days of participation to receive the ZNWAY warrants. Existing AMI participants are entitled to participant in this monthly program by increasing their monthly amount above the minimum $50.00 per month.

The ZNWAV warrants will become exercisable on March 31, 2023 and continue to be exercisable through June 28, 2023 at a per share exercise price of $0.05. The ZNWAW warrants will become exercisable on April 14, 2023 and continue to be exercisable through July 13, 2023 at a per share exercise price of $0.05. The ZNWAX warrants will become exercisable on May 2, 2023 and continue to be exercisable through July 31, 2023 at a per share exercise price of $0.05. The ZNWAY warrants will become exercisable on June 12, 2023 and continue to be exercisable through September 10, 2023 at a per share exercise price of $0.05.

The company raised approximately $738,000 from the period January 1, 2023 through March 23,2023, under the DSPP program.

For the years ended December 31, 2022, and 2021, approximately $19,129,000, and $26,219,000 were raised under the DSPP program, respectively.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

G. Warrant Tables

The warrant activity and balances for the year 2021 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2020	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2021
ZNWAA	$2.00	01/31/2023	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2023	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,730	-	-	-	640,730
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	437,875	-	(6,220)	-	431,655
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$1.00	07/15/2022	-	4,376,000	-	-	4,376,000
ZNWAN	$1.00	07/15/2022	-	267,785	(125)	-	267,660
ZNWAO	$0.25	06/12/2023	-	190,480	(15,510)	-	174,970
ZNWAP	$0.25	06/02/2022	-	1,639,916	(1,200,000)	-	439,916
ZNWAR	$0.25	06/23/2022	-	1,020,000	-	-	1,020,000
Outstanding warrants			7,001,039	7,494,181	(1,221,855)	-	13,273,365

The warrant activity and balances for the year 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2022
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(7,450)	-	424,225
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAQ	$0.05	07/06/2023	-	23,428,348	-	-	23,428,348
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,467,676)	-	35,234,137

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

H. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C,G	March 2013 – December 2014	2.00	January 31, 2024
ZNWAD Warrants	A,B,C	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	B,C	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C,G	October 2017 – December 2017	1.00	January 08, 2024
ZNWAH Warrants	A,B,C	February 2018	5.00	April 19, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	B,C,H	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants	D,I	January 2021 – March 2021	1.00	July 15, 2023
ZNWAN Warrants		May – June 2021	1.00	May 16, 2023
ZNWAO Warrants		June 2021	0.25	June 12, 2023
ZNWAQ Warrants	E,I	June 2021	0.25	July 6, 2023
ZNWAS Warrants	F	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	F	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	F	October – November 2022	0.25	December 31, 2025
ZNWAV Warrants	J	March 2023	0.05	June 28, 2023
ZNWAW Warrants	J	March – April 2023	0.05	July 13, 2023
ZNWAX Warrants	J	April 2023	0.05	July 31, 2023

*	Zion’s ZNWAB Warrants expired on May 2, 2017, and the ZNWAC Warrants expired on May 2, 2018

A	On December 4, 2018, the Company extended the expiration date of the Warrants by one (1) year.

B	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

C	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

D	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year.

E	These warrants were issued on May 5, 2022, and on May 17, 2022, the Company extended the expiration date of the Warrants by one (1) year.

F	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

G	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

H	These warrants are now expired as of the report date.

I	The warrant exercise price was lowered to $0.05 on December 28, 2022.

J.	On March 13, 2023, The Company announced a new Unit Offering, inclusive of three tranches of warrants (ZNWAV, ZNWAW and ZNWAX).

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2022 and 2021.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021 are presented below:

	December 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	57,521	52,812
Other	3,612	3,275
Total gross deferred tax assets	61,133	56,087
Less – valuation allowance	(57,448)	(45,908)
Net deferred tax assets	3,685	10,179

Deferred tax liabilities:
Property and equipment	101	51
Other	(449)	(449)
Unproved oil and gas properties	(3,337)	(9,781)
Total gross deferred tax liabilities	(3,685)	(10,179)

Net deferred tax asset	-	-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $273,910,024 prior to the expiration of some of the net operating loss carry forwards between 2023 and 2043. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2022 and 2021.

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

At December 31, 2022, the Company has available federal net operating loss carry forwards of approximately $273,910,024 to reduce future U.S. taxable income.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Income Taxes (cont’d)

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

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2022, the Company has available net operating loss carry forwards of approximately $205,944,000 to reduce future Israeli taxable income.

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

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2022	Year ended December 31, 2021
	US$ thousands	US$ thousands
Pre-tax loss as reported	(55,077)	(10,709)

U.S. statutory tax rate	21%	21%
Theoretical tax expense	(11,566)	(2,249)

Increase in income tax expense resulting from:

Permanent differences	-	1
Change in valuation allowance	11,556	2,248
Income tax expense	-	-

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2019..

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2017 tax year can be regarded as final.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 8 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	US$ thousands	US$ thousands
Operating lease assets	$202	$327

Operating lease liabilities:
Current operating lease liabilities	$196	$203
Non-current operating lease liabilities	$12	$169
Total operating lease liabilities	$208	$372

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2022 are:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	0.9	1.8
Weighted average discount rate	4.3%	5.9%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of December 31, 2022:

US$ thousands
2023	200
2024	12
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	212
Less: portion representing imputed interest	(4)
Total undiscounted future minimum lease payments	208

Operating lease costs were $274,000 and $264,000 for the years ended December 31, 2022, and 2021, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $285,000 and $288,000 for the years ended December 31, 2022, and 2021, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $136,000 and $128,000 for the years ended December 31, 2022, and 2021, respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

C. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Joseph License area and the present New Megiddo License 428 to be approximately $571,000 based on current cost rather than Net Present Value. The Company expects to incur such costs during 2023. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2022	2021
	US$ thousands	US$ thousands
Asset Retirement Obligations, Beginning Balance	571	571
Liabilities Settled	-	-
Revision of Estimate	-	-
Retirement Obligations, Ending Balance	571	571

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

As of December 31, 2022 and 2021, the Company accrued nil and nil for license regulatory matters.

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2022 and 2021, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

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

On  May 4, 2022, the Company and Hartman signed a letter agreement (“2nd Renewal Letter”) whereby the Lease extended from June 1, 2022 through May 31, 2023. The monthly basic rent is to be paid in the amount of $11,333.08 and a monthly electricity expense of approximately $1,703.62.

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

At December 31, 2022, and continuing through the date of this Form 10-K report, all payments have been paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

(iv) The Company’s field office in Caesarea Israel consists of 6,566 square feet. The lease term was five years from February 1, 2014 to January 31, 2019. Rent was paid on a monthly basis in the base amount of approximately NIS 37,800 per month (approximately $10,740) per month at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company was also obligated to pay all related taxes, utilities, insurance and maintenance payments during the lease term. Pursuant to the lease, two years from the commencement of the lease term, the Company may terminate the agreement upon three months’ notice provided the Company secures a replacement lessee approved by the lessor at its discretion.

The Company has an option to renew the lease for another five years, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period.

The Company exercised the above-mentioned option on September 25, 2018. Rent is to be paid on a monthly basis in the base amount of approximately NIS 43,500 per month (approximately $12,300) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI. The Company has an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. In the event that the Company does not exercise the option to renew the lease, the Company would pay the lessor an amount of approximately NIS 94,000 (approximately $26,800) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2022, and 2021 were $400,000 and 369,000 respectively.

The future minimum lease payments as of December 31, 2022, are as follows:

US$ thousands
2023	200
2024	12
2025	-
2026 and thereafter	-
212

G. Bank Guarantees

As of December 31, 2022, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,278,000) and others (approximately $79,000) with respect to its drilling operation in an aggregate amount of approximately $1,357,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

H. Recent Market Conditions – Coronavirus Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. However, as of the date of this report, most of our employees are working at our physical offices, but have the ability to work from home as needed. While there are various uncertainties to navigate, the Company’s business activities are continuing. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or work from home arrangements.

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

Note 10 - Risks and Uncertainties

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2021-2022 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

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

Note 10 - Risks and Uncertainties (cont’d)

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2022 through December 31, 2022, the USD has fluctuated by approximately 13.2% against the NIS (the USD has strengthened relative to the NIS). By contrast, during the period January 1, 2021 through December 31, 2021, the USD has fluctuated by approximately 3.3% against the NIS (the USD has weakened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2022, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $3,114,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2022, exclusive of funds at US banks that earn no interest, was approximately 0.6%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly consolidated financial information for 2022 and 2021:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
2022:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,166)	(2,597)	(2,374)	(47,940)

Net (loss) gain per share – basic and diluted	(0.01)	(0.01)	(0.01)	(0.09)
Weighted-average shares outstanding–basic and diluted (in thousands)	404,817	471,946	484,678	509,587

2021:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,560)	(4,056)	(2,303)	(1,802)

Net (loss) gain per share – basic and diluted	(0.01)	(0.02)	(0.01)	(0.01)
Weighted-average shares outstanding–basic and diluted (in thousands)	238,941	248,672	286,390	333,994

Note 12 - Subsequent Events

(i) On January 4, 2023, the Company granted options under the 2021 Omnibus Incentive Plan to one senior officer, to purchase 25,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2033. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $1,465.

(ii) On January 4, 2023, the Company granted options under the 2021 Omnibus Incentive Plan to five senior officers and two staff members to purchase 175,000 shares of Common Stock at an exercise price of $0.0615 per share. The options vested upon grant and are exercisable through January 4, 2033. The fair value of the options at the date of grant amounted to approximately $9,148.

(iii) Approximately $738,000 was collected through the Company’s DSPP program during the period January 1, 2023 through March 23, 2023. This amount excludes cash received in early January which was shown as a receivable at December 31, 2022.