Form 10-Q
period 2023-03-31
ZION OIL & GAS INC
filed 2023-05-11
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2023;

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

As of May 9, 2023, Zion Oil & Gas, Inc. had outstanding 540,313,673 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	March 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Current assets	(Unaudited)
Cash and cash equivalents	799	1,735
Fixed short term bank and escrow deposits – restricted	1,360	1,379
Prepaid expenses and other current assets	581	600
Other deposits	155	483
Governmental receivables	26	267
Other receivables	139	143
Total current assets	3,060	4,607

Unproved oil and gas properties, full cost method (see Note 4)	16,057	15,889

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $1,645 and $1,455 (see note 2I)	6,080	6,281
Property and equipment, net of accumulated depreciation of $657 and $647	102	112
	6,182	6,393

Right of Use Lease Assets (see Note 5)	135	202

Other assets
Assets held for severance benefits	425	424
Total other assets	425	424

Total assets	25,859	27,515

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	2,017	2,147
Lease obligation – current (see Note 5)	125	196
Asset retirement obligation	571	571
Accrued liabilities	495	1,032
Total current liabilities	3,208	3,946

Long-term liabilities
Lease obligation – non-current (see Note 5)	12	12
Provision for severance pay	461	457
Total long-term liabilities	473	469

Total liabilities	3,681	4,415

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 800,000,000 shares at March 31, 2023: Issued and outstanding: 533,713,261 and 524,231,493 shares at March 31, 2023 and December 31, 2022, respectively	5,337	5,242
Additional paid-in capital	297,582	296,460
Accumulated deficit	(280,741)	(278,602)
Total stockholders’ equity	22,178	23,100

Total liabilities and stockholders’ equity	25,859	27,515

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended
	March 31,
	2023	2022
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
General and administrative	1,503	1,435
Other	583	711
Post impairment of unproved oil and gas properties	45	-
Loss from operations	(2,131)	(2,146)

Other expense, net
Foreign exchange (loss)	(2)	(9)
Financial (expenses), net	(6)	(11)

Loss, before income taxes	(2,139)	(2,166)
Income taxes	-	-

Net loss	(2,139)	(2,166)

Net loss, per share of common stock
Basic and diluted (in US$)	(0.004)	(0.005)

Weighted-average shares outstanding
Basic and diluted (in thousands)	531,023	404,817

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2023

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100
Funds received from sale of DSPP units and shares and exercise of warrants	9,357	94	698	—	792
Funds received from option exercises	125	1	7	—	8
Value of options granted to employees, directors and others as non-cash compensation	—	—	417	—	417
Net loss	—	—	—	(2,139)	(2,139)
Balances as of March 31, 2023	533,713	5,337	297,582	(280,741)	22,178

*	Less than one thousand.

For the three months ended March 31, 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376
Funds received from sale of DSPP units and shares and exercise of warrants	102,219	1,022	10,405	—	11,427
Funds received from option exercises	50	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	215	—	215
Net loss	—	—	—	(2,166)	(2,166)
Balances as of March 31, 2022	466,593	4,666	287,878	(225,691)	66,853

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2023	2022
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(2,139)	(2,166)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	200	195
Cost of options issued to employees, directors and others as non-cash compensation	417	208
Post impairment of unproved oil and gas properties	45	-
Change in assets and liabilities, net:
Other deposits	328	12
Prepaid expenses and other	19	(575)
Governmental receivables	241	562
Lease obligation – current	(71)	(34)
Lease obligation – non current	-	(40)
Right of use lease assets	67	64
Other receivables	4	107
Severance payable, net	3	-
Accounts payable	26	(331)
Accrued liabilities	(57)	(93)
Net cash used in operating activities	(917)	(2,091)

Cash flows from investing activities
Acquisition of property and equipment	-	(12)
Acquisition of drilling rig and related equipment	-	(122)
Investment in unproved oil and gas properties	(838)	(3,665)
Net cash used in investing activities	(838)	(3,799)

Cash flows from financing activities
Proceeds from exercise of stock options	8	1
Proceeds from issuance of stock and exercise of warrants	792	9,427
Net cash provided by financing activities	800	9,428

Net (decrease)/increase in cash, cash equivalents and restricted cash	(955)	3,538
Cash, cash equivalents and restricted cash – beginning of period	3,114	5,952
Cash, cash equivalents and restricted cash – end of period	2,159	9,490

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Non-cash equity receivables	-	2,000
Unpaid investments in oil & gas properties	1,515	1,130
Capitalized convertible bond interest attributed to oil and gas properties	-	-
Cost of options issued to employees attributed to oil and gas properties	-	7

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Cash and cash equivalents	799	1,735
Restricted cash included in fixed long-term bank deposits	1,360	1,379
	2,159	3,114

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 23 years of oil & gas exploration in Israel. As of March 31, 2023, the Company has no revenues from its oil and gas operations.

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

Exploration Rights/Exploration Activities

New Megiddo License 428 (“NML 428”)

The New Megiddo License 428 (“NML 428”) was initially awarded on December 3, 2020 for a six-month term and was extended several times before expiring on February 1, 2023. Zion Oil & Gas, Inc. filed an amended application with the Israel Ministry of Energy for a new exploratory license on January 24, 2023 covering the same area as its License No. 428, which expired on February 1, 2023. However, its original application to replace License No. 428 was filed on May 11, 2022, and a revised application was filed on August 29, 2022.

Prior to the filing of this Quarterly Report, we received initial administrative approval from various departments within the Israel Ministry of Energy which puts us in an excellent position to obtain final approval of our license.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

We are focusing on finalizing the technical and operational preparations for our re-entry of the MJ-01 well.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the year ending December 31, 2023 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2023, the Company incurred a net loss of approximately $2.2 million and had an accumulated deficit of approximately $281 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 57,997,687 and 23,144,603 Common Stock equivalents in 2023, and 2022 respectively, would be anti-dilutive.

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

During the three months ended March 31, 2023, the Company recorded post-impairment charges of $45,000. During the three months ended March 31, 2022, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $16,057,000 and $15,889,000 as of March 31, 2023 and December 31, 2022, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2023, and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. Zion adopted ASU 2020-03 in the first quarter of 2023. The adoption of this ASU did not have any impact on its consolidated financial statements.

 In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. Zion adopted ASU 2021-08 in the first quarter of 2023. The adoption of this ASU did not have a material impact on our consolidated financial statements; the impact in future periods will be dependent upon the contract assets acquired and contract liabilities assumed in any future business combinations.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for roll forward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of this ASU did not have any impact on its consolidated financial statements.

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2023 had a significant impact on our consolidated financial position, results of operations, or cash flow.

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

See the table below for a reconciliation of the rig-related activity during the quarter ended March 31, 2023:

I-35 Drilling Rig & Associated Equipment:

	Three-month period ended March 31, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(159)	-	(32)	(191)
Asset Disposals for Self-Consumption	-	(10)	-	(10)
March 31, 2023	5,066	609	405	6,080

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

During the three months ended March 31, 2023, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to five senior officers and one staff member at an exercise price of $0.0615 per share. The options vested upon grant and are exercisable through January 4, 2033. The fair value of the options at the date of grant amounted to approximately $9,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2033. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $1,500.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2023 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2022	26,391,250	0.30

Changes during 2023 to:
Granted to employees, officers, directors and others	200,000	0.06
Expired/Cancelled/Forfeited	-	-
Exercised	(125,000)	0.06
Outstanding, March 31, 2023	26,466,250	0.30
Exercisable, March 31, 2023	14,901,250	0.40

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of March 31, 2023:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.15	6,410,000	9.05	0.15	0.01	10,000	0.62	0.01
0.18	5,155,000	9.49	0.18	0.01	5,000	1.20	0.01
—	—	—	—	0.01	20,000	3.17	0.01
—	—	—	—	0.01	130,000	3.75	0.01
—	—	—	—	0.01	50,000	3.76	0.01
—	—	—	—	0.01	60,000	4.04	0.01
—	—	—	—	0.01	200,000	4.13	0.01
—	—	—	—	0.01	40,000	4.50	0.01
—	—	—	—	0.01	70,000	4.75	0.01
—	—	—	—	0.01	25,000	4.76	0.01
—	—	—	—	0.01	30,000	4.91	0.01
—	—	—	—	0.01	4,000	5.01	0.01
—	—	—	—	0.01	25,000	5.77	0.01
—	—	—	—	0.01	35,000	6.46	0.01
—	—	—	—	0.01	150,000	6.63	0.01
—	—	—	—	0.01	35,000	6.76	0.01
—	—	—	—	0.01	75,000	7.76	0.01
—	—	—	—	0.01	200,000	8.14	0.01
—	—	—	—	0.01	300,000	8.29	0.01
—	—	—	—	0.01	10,000	8.42	0.01
—	—	—	—	0.01	500,000	8.76	0.01
—	—	—	—	0.01	55,000	8.80	0.01
—	—	—	—	0.01	960,000	9.04	0.01
—	—	—	—	0.01	75,000	9.37	0.01
—	—	—	—	0.01	10,000	9.42	0.01
—	—	—	—	0.01	795,000	9.48	0.01
—	—	—	—	0.01	25,000	9.76	0.01
—	—	—	—	0.06	50,000	9.76	0.06
—	—	—	—	0.14	240,000	8.80	0.14
—	—	—	—	0.15	25,000	8.76	0.15
—	—	—	—	0.15	3,200,000	9.00	0.15
—	—	—	—	0.16	340,000	2.69	0.16
—	—	—	—	0.16	75,000	6.69	0.16
—	—	—	—	0.18	25,000	2.67	0.18
—	—	—	—	0.24	25,000	9.34	0.24
—	—	—	—	0.24	118,000	9.37	0.24
—	—	—	—	0.25	50,000	8.42	0.25
—	—	—	—	0.25	363,000	8.42	0.25
—	—	—	—	0.28	25,000	2.42	0.28
—	—	—	—	0.28	25,000	6.42	0.28
—	—	—	—	0.29	25,000	4.20	0.29
—	—	—	—	0.39	1,435,000	8.27	0.39
—	—	—	—	0.59	1,400,000	4.13	0.59
—	—	—	—	0.59	1,600,000	8.14	0.59
—	—	—	—	0.92	350,000	3.76	0.92
—	—	—	—	0.92	550,000	7.76	0.92
—	—	—	—	1.33	25,000	0.07	1.33
—	—	—	—	1.38	105,307	1.76	1.38
—	—	—	—	1.67	405,943	1.51	1.67
—	—	—	—	1.75	250,000	0.27	1.75
—	—	—	—	1.78	25,000	1.43	1.78
—	—	—	—	2.31	250,000	0.76	2.31
—	—	—	—	4.15	25,000	1.26	4.15
0.15-0.18	11,565,000		0.16	0.01-4.15	14,901,250		0.40

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2023	2022
Weighted-average fair value of underlying stock at grant date	$0.06	$0.15
Dividend yields	—	—
Expected volatility	137%	127%-133%
Risk-free interest rates	3.85%	1.37%-1.55%
Expected lives (in years)	5.00	5.00-5.50
Weighted-average grant date fair value	$0.06	$0.13

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2023	2022
Weighted-average fair value of underlying stock at grant date	—	$0.15
Dividend yields	—	—
Expected volatility	—%	103%
Risk-free interest rates	—%	1.78%
Expected lives (in years)	—	10
Weighted-average grant date fair value	—	$0.14

There were no warrants or options granted to non-employees for the 3 months ended March 31, 2023. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2023	2022
US$ thousands	US$ thousands
415	214

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2023	2022
US$ thousands	US$ thousands
2	1

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2023	2022
US$ thousands	US$ thousands
—	7

As of March 31, 2023, there was $434,000 of unrecognized compensation cost related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2023.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

D. Dividend Reinvestment and Stock Purchase Plan (“DSPP ”)

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a program consisting of shares of stock to a participant. After conclusion of the program on June 16, 2023, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock that will be acquired.

On March 13, 2023, Zion filed with the Securities and Exchange Commission an Amendment No. 2 to the Prospectus Supplement dated as of December 15, 2021 and accompanying base prospectus dated December 1, 2021 relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. This Amendment No. 2 to Prospectus Supplement amends the Prospectus Supplement. The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-261452), as amended, which was declared effective by the SEC on December 15, 2021.

Amendment No. 2 - New Unit Option under the Unit Program

Under our Plan, we provided a Unit Option under Amendment No. 2. Our Unit Program consisted of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 2 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option had up to three tranches of investment, in which the second and third tranches were each subject to termination upon a total of $7,500,000 received from participants by the Company during the first or second tranche. The first tranche period began on March 13, 2023 and terminated on March 26, 2023. The second tranche began on March 27, 2023 and terminated on April 9, 2023 and the third tranche began on April 10, 2023 and terminated on April 27, 2023.

The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQX on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional five hundred (500) shares of Common Stock at a per share exercise price of $0.05. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.05. The warrant shall have the Company notation of “ZNWAV” under the first tranche, “ZNWAW” under the second tranche and “ZNWAX” under the third tranche. The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

Plan participants, who enrolled into the Unit Program with the purchase of at least one Unit and enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.05 during this Unit Option Program. The fifty (50) additional warrants were for enrolling into the AMI program and shall have the Company notation of “ZNWAY.” Existing subscribers to the AMI are entitled to the additional fifty (50) warrants, if they purchase at least one (1) Unit during the Unit program. Plan participants, who enroll in the AMI at a minimum of $100 per month, will receive one hundred (100) ZNWAY warrants. Plan participants, who enroll in the AMI at a minimum of $250 per month, will receive two hundred and fifty (250) ZNWAY warrants. Plan participants, who enroll in the AMI at a minimum of $500 per month, will receive five hundred (500) ZNWAY warrants. The AMI program requires 90 days of participation to receive the ZNWAY warrants. Existing AMI participants are entitled to participate in this monthly program by increasing their monthly amount above the minimum $50.00 per month.

The ZNWAV warrants became exercisable on March 31, 2023 and continue to be exercisable through June 28, 2023 at a per share exercise price of $0.05. The ZNWAW warrants became exercisable on April 14, 2023 and continue to be exercisable through July 13, 2023 at a per share exercise price of $0.05. The ZNWAX warrants became exercisable on May 2, 2023 and continue to be exercisable through July 31, 2023 at a per share exercise price of $0.05. The ZNWAY warrants will become exercisable on June 12, 2023 and will continue to be exercisable through September 10, 2023 at a per share exercise price of $0.05.

For the three months ended March 31, 2023, and 2022, approximately $792,000 and $11,427,000 were raised under the DSPP program, respectively.

The company raised approximately $761,000 from the period April 1, 2023 through May 9, 2023, under the DSPP program.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

E. Warrant Table

The warrants balances at December 31, 2022 and transactions since January 1, 2023 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2023
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(50)	-	267,710
ZNWAO	$0.25	06/12/2023	174,660	-	-	-	174,660
ZNWAQ	$0.05	07/06/2023	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	286,500	-	-	286,500
Outstanding warrants			35,234,137	286,500	(9,100)	(415,175)	35,096,362

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are as follows *:

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C,G	March 2013 – December 2014	2.00	January 31, 2024
ZNWAD Warrants	H	January 2015 – March 2016	1.00	May 02, 2023
ZNWAE Warrants	H	November 2016 – March 2017	1.00	May 01, 2023
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C,G	October 2017 – December 2017	1.00	January 08, 2024
ZNWAH Warrants	H	February 2018	5.00	April 19, 2023
ZNWAI Warrants	A,B,C	April 2018 – May 2018	3.00	June 29, 2023
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAK Warrants	H	December 2018 – January 2019	0.01	February 25, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants	D,I	January 2021 – March 2021	0.05	July 15, 2023
ZNWAN Warrants		May – June 2021	1.00	May 16, 2023
ZNWAO Warrants		June 2021	0.25	June 12, 2023
ZNWAQ Warrants	E,I	June 2021	0.05	July 6, 2023
ZNWAS Warrants	F	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	F	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	F	October – November 2022	0.25	December 31, 2025
ZNWAV Warrants	J	March 2023	0.05	June 28, 2023
ZNWAW Warrants	J	March – April 2023	0.05	July 13, 2023
ZNWAX Warrants	J	April 2023	0.05	July 31, 2023
ZNWAY Warrants	K	March – April 2023	0.05	Sept 10, 2023

*	Zion’s ZNWAB Warrants expired on May 2, 2017, the ZNWAC Warrants expired on May 2, 2018, the ZNWAD Warrants expired on May 2, 2023, the ZNWAE Warrants expired on May 1, 2023, the ZNWAH Warrants expired on April 19, 2023, and the ZNWAK Warrants expired on February 25, 2023.

A	On December 4, 2018, the Company extended the expiration date of the Warrants by one (1) year.
B	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.
C	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.
D	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year.
E	These warrants were issued on May 5, 2022, and on May 17, 2022, the Company extended the expiration date of the Warrants by one (1) year.
F	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.
G	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.
H	These warrants are now expired as of the report date.
I	The warrant exercise price was lowered to $0.05 on December 28, 2022.
J	On March 13, 2023, The Company announced a new Unit Offering, inclusive of three tranches of warrants (ZNWAV, ZNWAW and ZNWAX).

K	The ZNWAY warrants are associated with Automatic Monthly Investments (“AMI”) connected with participation in the unit offering announced on March 13, 2023

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,414	2,362
Capitalized salary costs	2,368	2,342
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	9,818	9,728
Other costs	39	39
	16,057	15,889

Impairment of unproved oil and gas properties comprised as follows:

	For the three months ended March 31,
	2023	2022
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	11	-
Capitalized salary costs	-	-
Capitalized interest costs	-	-
Legal and seismic costs, license fees and other preparation costs	34	-
	45	-

Changes in Unproved oil and gas properties during the three months ended March 31, 2023 and 2022 are as follows:

	March 31, 2023	March 31, 2022
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	63	628
Capitalized salary costs	26	52
Capitalized interest costs	-	-
Legal and seismic costs, license fees and other preparation costs	124	469
Other costs	-	-
Impairment of unproved oil and gas properties	(45)	-
	*168	*1,149

*	Inclusive of non-cash amounts of approximately $1,515,000, and $1,137,000 during the three months ended March 31, 2023, and 2022, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Operating lease assets	$135	$202

Operating lease liabilities:
Current operating lease liabilities	$125	$196
Non-current operating lease liabilities	$12	$12
Total operating lease liabilities	$137	$208

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2023 are:

March 31, 2023
Weighted average remaining lease term (years)	0.75
Weighted average discount rate	4.9%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of March 31, 2023:

US$ thousands
2023	128
2024	11
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	139
Less: portion representing imputed interest	(2)
Total undiscounted future minimum lease payments	137

Operating lease costs were $69,000 and $68,000 for the three months ended March 31, 2023, and 2022, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $70,000 and $72,000 for the three months ended March 31, 2023, and 2022, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $nil for the three months ended March 31, 2023, and 2022, respectively.

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

On April 5, 2023, the Company received from the Fort Worth Regional Office of the SEC written notice to the Company concluding the investigation as to the Company and that the SEC does “not intend to recommend an enforcement action by the Commission against Zion.”

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

C. Market Conditions – Coronavirus Pandemic

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. However, as of the date of this report, most of our employees are working at our physical offices, but have the ability to work from home as needed. While there are various uncertainties to navigate, the Company’s business activities are continuing. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when or the manner in which the conditions surrounding COVID-19 will change including the timing of lifting any restrictions or work from home arrangements.

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

As of March 31, 2023, and December 31, 2022, the Company accrued $nil and $nil for license regulatory matters.

E. Bank Guarantees

As of March 31, 2023, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,042,000) and others (approximately $76,000) with respect to its drilling operation in an aggregate amount of approximately $1,118,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through March 31, 2023, the USD has fluctuated by approximately 2.7% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2023, we had cash, cash equivalents and short-term bank deposits of approximately $2,159,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2023, exclusive of funds at US banks that earn no interest, was approximately 2.61%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i)	Approximately $761,000 was collected through the Company’s DSPP program during the period April 1 through May 9, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	The going concern qualification in our consolidated financial statements;

●	our ability to obtain new license areas to continue our petroleum exploration program; ·

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQX;

●	business interruptions from COVID-19 pandemic;

●	interruptions, increased consolidated financial costs and other adverse impacts of the coronavirus pandemic on the drilling and testing of our petroleum exploration program and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within a license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of hydrocarbon reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	the impact of fluctuating oil and gas prices on our exploration efforts

All references in this Quarterly Report to the “Company”, “Zion”, “we”, “us”, or “our”, are to Zion Oil and Gas, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Zion Drilling, Inc. and Zion Drilling Services, Inc. described below.

Current Exploration and Operation Efforts

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 23 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.” On January 24, 2020, the Company incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, the Company incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When the Company is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

The New Megiddo License 428 (“NML 428”) was initially awarded on December 3, 2020 for a six-month term and was extended several times before expiring on February 1, 2023. Zion Oil & Gas, Inc. filed an amended application with the Israel Ministry of Energy for a new exploratory license on January 24, 2023 covering the same area as its License No. 428, which expired on February 1, 2023. However, its original application to replace License No. 428 was filed on May 11, 2022, and a revised application was filed on August 29, 2022.

Prior to the filing of this Quarterly Report, we received initial administrative approval from various departments within the Israel Ministry of Energy which puts us in an excellent position to obtain final approval of our license.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

We are focusing on finalizing the technical and operational preparations for our re-entry of the MJ-01 well.

I-35 Drilling Rig & Associated Equipment

	Three-month period ended March 31, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(159)	-	(32)	(191)
Asset Disposals for Self-Consumption	-	(10)	-	(10)
March 31, 2023	5,066	609	405	6,080

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ZION
OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea of Galilee
World-class natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL LICENSE
ZION DRILL SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License 428 as of March 31, 2023.

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

Please see Footnote 3D (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific stock purchase and unit programs, dates, and filings during the years 2016 through 2023.

For the three months ended March 31, 2023, and 2022, approximately $792,000, and $11,427,000 were raised under the DSPP program, respectively.

The warrants balances at December 31, 2022 and transactions since January 1, 2023 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2023
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(50)	-	267,710
ZNWAO	$0.25	06/12/2023	174,660	-	-	-	174,660
ZNWAQ	$0.05	07/06/2023	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	286,500	-	-	286,500
Outstanding warrants			35,234,137	286,500	(9,100)	(415,175)	35,096,362

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

Going Concern Basis

Since we have limited capital resources, no revenue to date and a loss from operations, our consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Impact of COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic significantly impacted the economic conditions in the United States and Israel, as federal, state and local governments reacted to the public health crisis, creating significant uncertainties in the United States, Israel and world economies. In the interest of public health and safety, jurisdictions (international, national, state and local) where we have operations, restricted travel and required workforces to work from home. As of the date of this report, the Company adopted a hybrid model whereby many of our employees are working from corporate office two to three days per week and then working remotely two to three days per week. While there are various uncertainties to navigate, the Company’s business activities are continuing.

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

During the three months ended March 31, 2023, and 2022, respectively, the Company recorded $45,000 and nil post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $16,057,000 and $15,889,000 at March 31, 2023 and at December 31, 2022, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended March 31,
	2023	2022
	(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,503	1,435
Other	583	711
Impairment of unproved oil and gas properties	45	-
Subtotal Operating costs and expenses	2,131	2,146

Other expense, net	8	20
Net loss	2,139	2,166

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2023 were $2,131,000 compared to $2,146,000 for the three months ended March 31, 2022.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2023 were $1,503,000, compared to $1,435,000 for the three months ended March 31, 2022. The increase in General and administrative expenses during the three months ended March 31, 2023 is primarily attributable to higher non-cash expenses recorded in connection with stock option grants.

Other expense. Other expense during the three months ended March 31, 2023 was $583,000 compared to $711,000 for the three months ended March 31, 2022. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The decrease in other expenses is primarily attributable to lower marketing expenses associated with investor relations activities.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the three months ended March 31, 2023 was $45,000 compared to nil for the three months ended March 31, 2022. The expenses recorded in 2023 are post impairment charges to the impairment recorded during 2022 related to the MJ-2 well.

Other expense, net. Other expense, net for the three months ended March 31, 2023 was $8,000, compared to $20,000 for the three months ended March 31, 2022.

Net Loss. Net loss for the three months ended March 31, 2023 was $2,139,000 compared to $2,166,000 for the three months ended March 31, 2022. The $27,000 lower net loss in 2023 is an immaterial difference compared to 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three months ended March 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At March 31, 2023, we had approximately $799,000 in cash and cash equivalents compared to $1,735,000 at December 31, 2022, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was ($148,000) at March 31, 2023 and $661,000 at December 31, 2022.

As of March 31, 2023, we provided bank guarantees to various governmental bodies (approximately $1,042,000) and others (approximately $76,000) in respect of our drilling operation in the aggregate amount of approximately $1,118,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the three months ended March 31, 2023, and 2022, cash used in operating activities totaled $917,000, and $2,091,000, respectively. Cash provided by financing activities during the three months ended March 31, 2023, and 2022, was $800,000, and $9,428,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $838,000 and $3,799,000 for the three months ended March 31, 2023, and 2022, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $761,000 during  the period April 1, 2023 through May 9, 2023, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through May 2023.

The outbreak of the coronavirus has to date significantly disrupted business operations and resulted in significantly increased unemployment in the general economy. The extent to which the coronavirus impacts our operations, specifically our capital raising efforts, as well as our ability to continue our exploratory efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The financial information contained in these consolidated financial statements has been prepared on a basis that assumes that we will continue as a going concern for one year from the date the financials were issued, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2023 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through March 31, 2023, the USD has fluctuated by approximately 2.7% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2023 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $2,159,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2023, exclusive of funds at US banks that earn no interest, was approximately 2.61%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2023, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation.

On April 5, 2023, the Company received from the Fort Worth Regional Office of the SEC written notice to the Company concluding the investigation as to the Company and that the SEC does “not intend to recommend an enforcement action by the Commission against Zion.”

Litigation

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

ITEM 1A. RISK FACTORS

During the quarter ended March 31, 2023, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 11, 2023	Date:	May 11, 2023