Form 10-Q
period 2023-06-30
ZION OIL & GAS INC
filed 2023-08-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2023;

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

As of August 8, 2023, Zion Oil & Gas, Inc. had outstanding 579,095,530 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	June 30, 2023	December 31, 2022
	US$ thousands	US$ thousands
Current assets	(Unaudited)
Cash and cash equivalents	518	1,735
Fixed short term bank and escrow deposits – restricted	1,040	1,379
Prepaid expenses and other current assets	394	600
Other deposits	-	483
Governmental receivables	16	267
Other receivables	158	143
Total current assets	2,126	4,607

Unproved oil and gas properties, full cost method (see Note 4)	16,191	15,889

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $1,835 and $1,455 (see note 2I)	5,890	6,281
Property and equipment, net of accumulated depreciation of $668 and $647	91	112
	5,981	6,393

Right of Use Lease Assets (see Note 5)	79	202

Other assets
Assets held for severance benefits	438	424
Total other assets	438	424

Total assets	24,815	27,515

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,121	2,147
Lease obligation – current (see Note 5)	67	196
Asset retirement obligation	571	571
Accrued liabilities	729	1,032
Total current liabilities	2,488	3,946

Long-term liabilities
Lease obligation – non-current (see Note 5)	12	12
Provision for severance pay	465	457
Total long-term liabilities	477	469

Total liabilities	2,965	4,415

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at June 30, 2023: Issued and outstanding: 560,449,580 and 524,231,493 shares at June 30, 2023 and December 31, 2022, respectively	5,604	5,242
Additional paid-in capital	299,321	296,460
Accumulated deficit	(283,075)	(278,602)
Total stockholders’ equity	21,850	23,100

Total liabilities and stockholders’ equity	24,815	27,515

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,271	1,550	2,774	2,985
Post impairment of unproved oil and gas properties	48	-	93	-
Other	1,016	946	1,599	1,657
Loss from operations	(2,335)	(2,496)	(4,466)	(4,642)

Other income (expense), net
Foreign exchange loss	(2)	(81)	(4)	(90)
Financial income (expenses), net	3	(20)	(3)	(31)

Loss, before income taxes	(2,334)	(2,597)	(4,473)	(4,763)
Income taxes	-	-	-	-

Net loss	(2,334)	(2,597)	(4,473)	(4,763)

Net loss per share of common stock
Basic and diluted (in US$)	(0.004)	(0.01)	(0.008)	(0.01)

Weighted-average shares outstanding
Basic and diluted (in thousands)	542,812	471,946	536,950	439,039

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2023

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100
Funds received from sale of DSPP units and shares and exercise of warrants	36,068	360	2,366	—	2,726
Funds received from option exercises	150	2	10	—	12
Costs associated with the issuance of shares	—	—	(173)	—	(173)
Value of options granted to employees, directors and others as non-cash compensation	—	—	658	—	658
Net loss	—	—	—	(4,473)	(4,473)
Balances as of June 30, 2023	560,449	5,604	299,321	(283,075)	21,850

*	Less than one thousand.

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2023	533,713	5,337	297,582	(280,741)	22,178
Funds received from sale of DSPP units and shares and exercise of warrants	26,711	266	1,668	—	1,934
Funds received from option exercises	25	1	3	—	4
Costs associated with the issuance of shares	—	—	(173)	—	(173)
Value of options granted to employees, directors and others as non-cash compensation	—	—	241	—	241
Net loss	—	—	—	(2,334)	(2,334)
Balances as of June 30, 2023	560,449	5,604	299,321	(283,075)	21,850

For the three and six months ended June 30, 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376
Funds received from sale of DSPP units and shares and exercise of warrants	109,349	1,094	11,899	—	12,993
Funds received from option exercises	105	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	635	—	635
Net loss	—	—	—	(4,763)	(4,763)
Balances as of June 30, 2022	473,778	4,738	289,792	(228,288)	66,242

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2022	466,593	4,666	287,878	(225,691)	66,853
Funds received from sale of DSPP units and shares and exercise of warrants	7,130	72	1,494	—	1,566
Funds received from option exercises	55	*	—	—	*
Value of options granted to employees, directors and others as non-cash compensation	—	—	420	—	420
Net loss	—	—	—	(2,597)	(2,597)
Balances as of June 30, 2022	473,778	4,738	289,792	(228,288)	66,242

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2023	2022
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(4,473)	(4,763)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	401	392
Cost of options issued to employees, directors and others as non-cash compensation	658	618
Post impairment of unproved oil and gas properties	93	-
Change in assets and liabilities, net:
Other deposits	483	68
Prepaid expenses and other	206	252
Governmental receivables	251	36
Lease obligation – current	(129)	58
Lease obligation – non current	-	(86)
Right of use lease assets	123	(8)
Other receivables	(15)	325
Severance payable, net	(6)	27
Accounts payable	(168)	(357)
Accrued liabilities	184	14
Net cash used in operating activities	(2,392)	(3,424)

Cash flows from investing activities
Acquisition of property and equipment	-	(15)
Acquisition of drilling rig and related equipment	-	(346)
Investment in unproved oil and gas properties	(1,729)	(8,087)
Net cash used in investing activities	(1,729)	(8,448)

Cash flows from financing activities
Proceeds from exercise of stock options	12	1
Costs paid related to the issuance of new shares	(173)	-
Proceeds from issuance of stock and exercise of warrants	2,726	12,993
Net cash provided by financing activities	2,565	12,994

Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,556)	1,122
Cash, cash equivalents and restricted cash – beginning of period	3,114	5,952
Cash, cash equivalents and restricted cash – end of period	1,558	7,074

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	806	1,691
Cost of options issued to employees attributed to oil and gas properties	-	17
New lease accounted for as a right of use lease asset	-	136

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

5

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Cash and cash equivalents	518	1,735	5,755	4,683
Restricted cash included in fixed short-term bank deposits	1,040	1,379	1,319	1,269
	1,558	3,114	7,074	5,952

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 23 years of oil & gas exploration in Israel. As of June 30, 2023, the Company has no revenues from its oil and gas operations.

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

New Megiddo License 428 (“NML 428 ”)

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

Prior to the filing of our last Quarterly Report, we received initial administrative approval from various departments within the Israel Ministry of Energy which puts us in an excellent position to obtain final approval of our license.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

We have finalized the technical and operational preparations for our re-entry of the MJ-01 well.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the year ending December 31, 2023 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2023, the Company incurred a net loss of approximately $4.5 million and had an accumulated deficit of approximately $283 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 56,933,841 and 56,876,638 and 37,061,435 and 34,216,856 Common Stock equivalents in the three and six-month period ended June 30, 2023 and 2022 respectively, would be anti-dilutive.

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

During the three and six months ended June 30, 2023, the Company recorded post-impairment charges of $48,000 and $93,000, respectively. During the three and six months ended June 30, 2022, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $16,191,000 and $15,889,000 as of June 30, 2023 and December 31, 2022, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At June 30, 2023, and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 718  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

I. Depreciation and Accounting for Drilling Rig and Related Equipment

Zion purchased an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, inclusive of approximately $540,000 allocated in spare parts and $48,000 allocated in additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet. Zion determined that the life of the I-35 drilling rig (the rig Zion purchased), is 10 years. Zion is depreciating the rig on a straight-line basis.

Zion uses the First In First Out (“FIFO”) method of accounting for the inventory of spare parts, meaning that the earliest items purchased will be the first item charged to the well in which the inventory of spare parts gets consumed.

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

See the table below for a reconciliation of the rig-related activity during the quarter ended June 30, 2023:

I-35 Drilling Rig & Associated Equipment:

	As of June 30, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(317)	-	(63)	(380)
Asset Disposals for Self-Consumption	-	(11)	-	(11)
June 30, 2023	4,908	608	374	5,890

During the six months ended June 30, 2023 and 2022, the Company had depreciation expense of $380,000 and $371,000, respectively. The asset disposal due to self-consumption was not material during the periods.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity

The Company’s shareholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01, that the Company is authorized to issue from 800,000,000 shares to 1,200,000,000 shares, effective June 7, 2023.

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

During the six months ended June 30, 2023, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to five senior officers and one staff member at an exercise price of $0.0615 per share. The options vested upon grant and are exercisable through January 4, 2033. The fair value of the options at the date of grant amounted to approximately $9,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2033. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $1,500.

iii.	Options to purchase 25,000 shares of Common Stock to one board member, at an exercise price of $0.07 per share. The options vested upon grant and are exercisable through June 8, 2033. The fair value of the options at the date of grant amounted to approximately $1,500.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

During the six months ended June 30, 2022, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to six senior officers and one staff member at an exercise price of $0.1529 per share. The options vested upon grant and are exercisable through January 4, 2032. The fair value of the options at the date of grant amounted to approximately $22,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $4,000.

iii.	Options to purchase 300,000 shares of Common Stock to one senior officer and one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $39,000.

iv.	Options to purchase 200,000 shares of Common Stock to one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $29,000.

v.	Options to purchase 1,600,000 shares of Common Stock to five senior officers and four staff members at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $209,000, and will be recognized during the years 2022 and 2023.

vi.	Options to purchase 1,400,000 shares of Common Stock to seven board members, at an exercise price of $0.1529 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $182,000, and will be recognized during the years 2022 and 2023.

vii.	Options to purchase 160,000 shares of Common Stock to four staff members, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 17, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $23,000.

viii.	Options to purchase 200,000 shares of Common Stock to six staff members at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $26,000, and will be recognized during the years 2022 and 2023.

ix.	Options to purchase 40,000 shares of Common Stock to two consultants at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $5,000, and will be recognized during the years 2022 and 2023.

x.	Options to purchase 25,000 shares of Common Stock to one board member, at an exercise price of $0.11 per share. The options vested upon grant and are exercisable through April 1, 2032. The fair value of the options at the date of grant amounted to approximately $2,000.

xi.	Options to purchase 3,210,000 shares of Common Stock to five senior officers, two consultants and ten staff members at an exercise price of $0.15 per share. The options vested on April 15, 2023 (in one year) and are exercisable through April 15, 2032. The fair value of the options at the date of grant amounted to approximately $394,000, and will be recognized during the years 2022 and 2023.

xii.	Options to purchase 1,090,000 shares of Common Stock to one senior officer, one board member and five staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 15, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $149,000.

xiii.	Options to purchase 3,200,000 shares of Common Stock to eight board members at an exercise price of $0.15 per share. The options vested on April 15, 2023 (in one year) and are exercisable through April 15, 2023. The fair value of the options at the date of grant amounted to approximately $393,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2023 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2022	26,391,250	0.30

Changes during 2023 to:
Granted to employees, officers, directors and others	225,000	0.06
Expired/Cancelled/Forfeited	(25,000)	1.33
Exercised	(150,000)	0.07
Outstanding, June 30, 2023	26,441,250	0.30
Exercisable, June 30, 2023	21,286,250	0.32

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2023:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.18	5,155,000	9.24	0.18	0.01	10,000	0.37	0.01
—	—	—	—	0.01	5,000	0.95	0.01
—	—	—	—	0.01	20,000	2.93	0.01
—	—	—	—	0.01	130,000	3.51	0.01
—	—	—	—	0.01	50,000	3.52	0.01
—	—	—	—	0.01	60,000	3.80	0.01
—	—	—	—	0.01	200,000	3.89	0.01
—	—	—	—	0.01	40,000	4.26	0.01
—	—	—	—	0.01	70,000	4.51	0.01
—	—	—	—	0.01	25,000	4.52	0.01
—	—	—	—	0.01	30,000	4.67	0.01
—	—	—	—	0.01	4,000	4.77	0.01
—	—	—	—	0.01	25,000	5.53	0.01
—	—	—	—	0.01	35,000	6.22	0.01
—	—	—	—	0.01	150,000	6.39	0.01
—	—	—	—	0.01	35,000	6.52	0.01
—	—	—	—	0.01	75,000	7.52	0.01
—	—	—	—	0.01	200,000	7.90	0.01
—	—	—	—	0.01	300,000	8.05	0.01
—	—	—	—	0.01	10,000	8.18	0.01
—	—	—	—	0.01	500,000	8.52	0.01
—	—	—	—	0.01	55,000	8.56	0.01
—	—	—	—	0.01	960,000	8.80	0.01
—	—	—	—	0.01	75,000	9.13	0.01
—	—	—	—	0.01	10,000	9.18	0.01
—	—	—	—	0.01	795,000	9.24	0.01
—	—	—	—	0.01	25,000	9.52	0.01
—	—	—	—	0.06	50,000	9.52	0.06
—	—	—	—	0.07	25,000	9.95	0.07
—	—	—	—	0.14	240,000	8.56	0.14
—	—	—	—	0.15	3,200,000	8.52	0.15
—	—	—	—	0.15	6,410,000	8.80	0.15
—	—	—	—	0.16	340,000	2.45	0.16
—	—	—	—	0.16	75,000	6.45	0.16
—	—	—	—	0.18	25,000	2.43	0.18
—	—	—	—	0.24	25,000	9.10	0.24
—	—	—	—	0.24	118,000	9.13	0.24
—	—	—	—	0.25	50,000	8.18	0.25
—	—	—	—	0.25	363,000	8.18	0.25
—	—	—	—	0.28	25,000	2.18	0.28
—	—	—	—	0.28	25,000	6.18	0.28
—	—	—	—	0.29	25,000	3.96	0.29
—	—	—	—	0.39	1,435,000	8.03	0.39
—	—	—	—	0.59	1,400,000	3.89	0.59
—	—	—	—	0.59	1,600,000	7.90	0.59
—	—	—	—	0.92	350,000	3.52	0.92
—	—	—	—	0.92	550,000	7.52	0.92
—	—	—	—	1.38	105,307	1.51	1.38
—	—	—	—	1.67	405,943	1.26	1.67
—	—	—	—	1.75	250,000	0.02	1.75
—	—	—	—	1.78	25,000	1.18	1.78
—	—	—	—	2.31	250,000	0.51	2.31
—	—	—	—	4.15	25,000	1.01	4.15
0.18	5,155,000		0.18	0.01-4.15	21,286,250		0.32

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2023	2022
Weighted-average fair value of underlying stock at grant date	$0.06	$0.14
Dividend yields	—	—
Expected volatility	136%-137%	127%-135%
Risk-free interest rates	3.87%-3.85%	1.37%-2.79%
Expected lives (in years)	5.00	5.00-5.50
Weighted-average grant date fair value	$0.06	$0.13

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2023	2022
Weighted-average fair value of underlying stock at grant date	—	$0.14
Dividend yields	—	—
Expected volatility	—%	103% - 104%
Risk-free interest rates	—%	1.78% - 2.83%
Expected lives (in years)	—	10
Weighted-average grant date fair value	—	$0.13

There were no warrants or options granted to non-employees for the six months ended June 30, 2023. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended June 30,
2023	2022
US$ thousands	US$ thousands
242	417

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the six months ended June 30,
2023	2022
US$ thousands	US$ thousands
656	631

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended June 30,
2023	2022
US$ thousands	US$ thousands
—	3

For the six months ended June 30,
2023	2022
US$ thousands	US$ thousands
2	4

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended June 30,
2023	2022
US$ thousands	US$ thousands
—	10

For the six months ended June 30,
2023	2022
US$ thousands	US$ thousands
—	17

As of June 30, 2023, there was $194,000 of unrecognized compensation cost related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2023.

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

As of May 2, 2023, any outstanding ZNWAD warrants expired.

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

As of May 1, 2023, any outstanding ZNWAE warrants expired.

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

As of April 2, 2023, any outstanding ZNWAH warrants expired.

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

On June 16, 2023, the Company extended the termination date of the ZNWAM warrant from July 15, 2023 to September 6, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The warrants became exercisable on May 16, 2021 and continued to be exercisable through May 16, 2023 at a per share exercise price of $1.00.

As of May 16, 2023, any outstanding ZNWAN warrants expired.

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

The warrants became exercisable on June 12, 2021 and continued to be exercisable through June 12, 2023 at a per share exercise price of $.25.

As of June 12, 2023, any outstanding ZNWAO warrants expired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 6, 2023 at a revised per share exercise price of $.05.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On June 16, 2023, the Company extended the termination date of the ZNWAQ warrant from July 6, 2023 to September 6, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a program consisting of shares of stock to a participant. After conclusion of the program on August 31, 2023, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock that will be acquired. Additionally, Zion incurred $173,000 in equity issuance costs to an outside party related to this waiver program.

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

The ZNWAV warrants became exercisable on March 31, 2023 and continued to be exercisable through June 28, 2023 at a per share exercise price of $0.05.

As of June 28, 2023, any outstanding ZNWAV warrants expired.

The ZNWAW warrants became exercisable on April 14, 2023 and continued to be exercisable through July 13, 2023 at a per share exercise price of $0.05.

As of July 13, 2023, any outstanding ZNWAW warrants expired.

The ZNWAX warrants became exercisable on May 2, 2023 and continued to be exercisable through July 31, 2023 at a per share exercise price of $0.05.

On July 31, 2023, any outstanding ZNWAX warrants expired.

The ZNWAY warrants became exercisable on June 12, 2023 and continue to be exercisable through September 10, 2023 at a per share exercise price of $0.05.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Amendment No. 3 – New Unit Option under the Unit Program

Under our Plan, provided a Unit Option under Amendment No. 3. This Unit Option period began on May 15, 2023 and terminated on June 15, 2023.

Our Unit Program consisted of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1 and Amendment No.2. Amendment No. 3 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. As mentioned above, this Unit Option began on May 15, 2023 and is terminated on June 15, 2023. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQX on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional two hundred (200) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWAZ” and will not be registered for trading on the OTCQX or any other stock market or trading market.

Plan participants, who enroll into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, will receive an additional three hundred (300) warrants at an exercise price of $0.25 during this Unit Option Program. The three hundred (300) additional warrants are for enrolling into the AMI program and shall receive the above warrant with the Company notation of “ZNWAZ.” Existing subscribers to the AMI were entitled to the additional three hundred (300) warrants, if they purchased at least one (1) Unit during the Unit program.

The ZNWAZ warrants became exercisable on July 17, 2023 and continue to be exercisable through July 17, 2024 at a per share exercise price of $0.25.

For the three and six months ended June 30, 2023, approximately $1,761,000, and $2,553,000 were raised under the DSPP program, respectively. The $2,553,000 figure is net of $173,000 in equity issuance costs to an outside party.

For the three and six months ended June 30, 2022, approximately $1,566,000, and $12,993,000 were raised under the DSPP program, respectively.

The company raised approximately $921,000 from the period July 1, 2023 through August 8, 2023, under the DSPP program.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQX market under the symbol ZNOGW. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-Q, are not tradeable and are used internally for classification and accounting purposes only.

E. Warrant Table

The warrants balances at December 31, 2022 and transactions since January 1, 2023 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 6/30/2023
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	09/06/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	09/06/2023	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(124,500)	-	74,500
ZNWAX	$0.05	07/31/2023	-	818,500	(173,253)	-	645,247
ZNWAY	$0.05	09/10/2023	-	17,450	(1,650)	-	15,800
Outstanding warrants			35,234,137	1,323,450	(476,358)	(4,379,252)	31,701,977

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	B,C,F	March 2013 – December 2014	2.00	January 31, 2024
ZNWAF Warrants	A,B,C	May 2017 – July 2017	1.00	August 14, 2023
ZNWAG Warrants	C,F	October 2017 – December 2017	1.00	January 08, 2024
ZNWAJ Warrants	B,C	August 2018 – September 2018	1.00	October 29, 2023
ZNWAL Warrants	C	July 2019 – August 2019	2.00	August 26, 2023
ZNWAM Warrants	D,G	January 2021 – March 2021	0.05	September 6, 2023
ZNWAQ Warrants	D,G	June 2021	0.05	September 6, 2023
ZNWAS Warrants	E	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	E	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	E	October – November 2022	0.25	December 31, 2025
ZNWAY Warrants	H	March – April 2023	0.05	Sept 10, 2023
ZNWAZ Warrants	I	May – June 2023	.25	July 17, 2024

A	On December 4, 2018, the Company extended the expiration date of the Warrants by one (1) year.

B	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

C	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

D	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year. On June 16, 2023, the Company extended the expiration date of the Warrants to September 6, 2023.

E	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

F	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

G	The warrant exercise price was lowered to $0.05 on December 28, 2022.

H	The ZNWAY warrants are associated with Automatic Monthly Investments (“AMI”) connected with participation in the unit offering announced on March 13, 2023.

I	On May 15, 2023, the Company announced a new Unit Offering and the related ZNWAZ warrant.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2023	December 31, 2022
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,452	2,362
Capitalized salary costs	2,394	2,342
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	9,888	9,728
Other costs	39	39
	16,191	15,889

Post Impairment of unproved oil and gas properties comprised as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	44	-	55	-
Capitalized salary costs	-	-	-	-
Capitalized interest costs	-	-	-	-
Legal costs, license fees and other preparation costs	4	-	38	-
Other costs	-	-	-	-
	48	-	93	-

Changes in Unproved oil and gas properties during the three and six months ended June 30, 2023 and 2022 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	82	4,735	145	5,363
Capitalized salary costs	26	69	52	121
Capitalized interest costs	-	-	-	-
Legal costs, license fees and other preparation costs	74	347	198	816
Other costs	-	-	-	-
Impairment of unproved oil and gas properties	(48)	-	(93)	-
	*134	*5,151	*302	*6,300

*	Inclusive of non-cash amounts of approximately $709,000, and $571,000 during the three months ended June 30, 2023, and 2022, respectively

*	Inclusive of non-cash amounts of approximately $806,000, and $1,708,000 during the six months ended June 30, 2023, and 2022, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	US$ thousands	US$ thousands
Operating lease assets	$79	$202

Operating lease liabilities:
Current operating lease liabilities	$67	$196
Non-current operating lease liabilities	$12	$12
Total operating lease liabilities	$79	$208

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2023 are:

June 30, 2023
Weighted average remaining lease term (years)	0.6
Weighted average discount rate	4.9%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of June 30, 2023:

US$ thousands
2023	68
2024	11
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	79
Less: portion representing imputed interest	(1)
Total undiscounted future minimum lease payments	78

Operating lease costs were $57,000 and $126,000 for the three and six months ended June 30, 2023, respectively.

Operating lease costs were $68,000 and $137,000 for the three and six months ended June 30, 2022, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $57,000 and $127,000 for the three and six months ended June 30, 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $71,000 and $143,000 for the three and six months ended June 30, 2022, respectively These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $nil for the three and six months ended June 30, 2023, respectively.

Right-of-use assets obtained in exchange for new operating lease liabilities were $136,000 and $136,000 for the three and six months ended June 30, 2022, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies

A. Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation, which we did.

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

As of June 30, 2023, and December 31, 2022, the Company accrued $nil and $nil for license regulatory matters.

E. Bank Guarantees

As of June 30, 2023, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $930,000) and others (approximately $88,000) with respect to its drilling operation in an aggregate amount of approximately $1,018,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through June 30, 2023, the USD has fluctuated by approximately 5.1% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2023, we had cash, cash equivalents and short-term bank deposits of approximately $1,558,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2023, exclusive of funds at US banks that earn no interest, was approximately 4.18% and 3.21%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i)	Approximately $921,000 was collected through the Company’s DSPP program during the period July 1 through August 8, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Prior to the filing of our last Quarterly Report, we received initial administrative approval from various departments within the Israel Ministry of Energy which puts us in an excellent position to obtain final approval of our license.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

We have finalized the technical and operational preparations for our re-entry of the MJ-01 well.

I-35 Drilling Rig & Associated Equipment

	Six-month period ended June 30, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(317)	-	(63)	(380)
Asset Disposals for Self-Consumption	-	(11)	-	(11)
June 30, 2023	4,908	608	374	5,890

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ZION
OIL & GAS
DRILLING LOCATION
NEAR BEIT SHE'AN, ISRAEL
HAIFA
Sea of Galilee
World-class natural gas reserves
ZEBULUN
ISSACHAR
MEGIDDO-JEZREEL LICENSE
ZION DRILL SITE
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
EPHRAIM
DAN
BENJAMIN
JERUSALEM

Map 1. Zion’s New Megiddo License 428 as of June 30, 2023.

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

For the three and six months ended June 30, 2023, approximately $1,761,000, and $2,553,000 were raised under the DSPP program, respectively. The $2,553,000 figure is net of $173,000 in equity issuance costs to an outside party.

For the three and six months ended June 30, 2022, approximately $1,566,000, and $12,993,000 were raised under the DSPP program, respectively.

The warrants balances at December 31, 2022 and transactions since January 1, 2023 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 6/30/2023
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	09/06/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	09/06/2023	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(124,500)	-	74,500
ZNWAX	$0.05	07/31/2023	-	818,500	(173,253)	-	645,247
ZNWAY	$0.05	09/10/2023	-	17,450	(1,650)	-	15,800
Outstanding warrants			35,234,137	1,323,450	(476,358)	(4,379,252)	31,701,977

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expense during the reporting period.

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

During the three months ended June 30, 2023, and 2022, respectively, the Company recorded $48,000 and nil post-impairment charges.

During the six months ended June 30, 2023, and 2022, respectively, the Company recorded $93,000 and nil post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $16,191,000 and $15,889,000 at June 30, 2023 and at December 31, 2022, respectively.

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

There are three levels of inputs to fair value measurements – Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. We use observable market data whenever available.

RESULTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,271	1,550	2,774	2,985
Other	1,016	946	1,599	1,657
Impairment of unproved oil and gas properties	48	-	93	-
Subtotal Operating costs and expenses	2,335	2,496	4,466	4,642

Other expense (income), net	(1)	101	7	121

Net loss	2,334	2,597	4,473	4,763

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2023 were $2,335,000 and $4,466,000, respectively, compared to $2,496,000 and $4,642,000, respectively, for the three and six months ended June 30, 2022.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three and six months ended June 30, 2023 were $1,271,000 and $2,774,000, respectively, compared to $1,550,000 and $2,985,000, respectively, for the three and six months ended June 30, 2022. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses decreased $279,000, or 18%, during the most recent quarter versus the prior year primarily due to lower salaries expenses, legal fees and expenses associated with stock option grants. G&A expenses decreased $211,000, or 7%, during the first six months of 2023 as compared to the six months of 2022, primarily due to lower salaries expenses and expenses associated with stock option grants.

Other expense. Other expenses during the three and six months ended June 30, 2023 were $1,016,000 and $1,599,000, respectively, compared to $946,000 and $1,657,000, respectively, for the three and six months ended June 30, 2022. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. Other expenses increased $70,000, or about 7%, for the three months ended June 30, 2023 as a result of higher annual meeting expenses in 2023 with a partial offset of lower travel expenses. Other expenses for the six months ended June 30, 2023 were lower by $58,000, or about 3.5%, and this variance is fairly minimal.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the three and six months ended June 30, 2023 were $48,000 and $93,000 compared to nil and nil for the three and six months ended June 30, 2022. The expenses recorded in 2023 are post impairment charges to the impairment recorded during 2022 related to the MJ-2 well.

Other expense (income), net. Other expenses (income) during the three and six months ended June 30, 2023 were ($1,000) and $7,000, respectively, compared to $101,000 and $121,000, respectively, for the three and six months ended June 30, 2022. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income. Overall, for the six months ended June 30, 2022, total expenses in this category are $114,000 lower due to the relative strengthening of the USD to the NIS during 2023.

Net Loss. Net loss for the three and six months ended June 30, 2023 were $2,334,000 and $4,473,000 compared to $2,597,000 and $4,763,000 for the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the six months ended June 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At June 30, 2023, we had approximately $518,000 in cash and cash equivalents compared to $1,735,000 at December 31, 2022, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was ($362,000) at June 30, 2023 and $661,000 at December 31, 2022.

As of June 30, 2023, we provided bank guarantees to various governmental bodies (approximately $930,000) and others (approximately $88,000) in respect of our drilling operation in the aggregate amount of approximately $1,018,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the six months ended June 30, 2023, cash used in operating activities totaled $2,392,000. Cash provided by financing activities during the six months ended June 30, 2023 was $2,565,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $1,729,000 for the six months ended June 30, 2023.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $921,000 during the period July 1, 2023 through August 8, 2023, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, excluding anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through August 2023.

The outbreak of the coronavirus has to date significantly disrupted business operations, including our operations, and resulted in significantly increased unemployment in the general economy. The extent to which the coronavirus impacts our operations, specifically our capital raising efforts, as well as our ability to continue our exploratory efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

The financial information contained in these consolidated financial statements has been prepared on a basis that assumes that we will continue as a going concern for one year from the date the financials were issued, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through June 30, 2023, the USD has fluctuated by approximately 5.1% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2023 we had cash, cash equivalents and short-term and long-term bank deposits, including restricted Israeli deposits, of approximately $1,558,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2023, exclusive of funds at US banks that earn no interest, was approximately 4.18% and 3.21%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2023, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation, which we did.

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

ITEM 1A. RISK FACTORS

During the quarter ended June 30, 2023, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 10, 2023	Date:	August 10, 2023

