Form 10-Q
period 2023-09-30
ZION OIL & GAS INC
filed 2023-11-09
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2023;

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

ZION OIL & GAS, INC. – File Number 001-33228

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

As of November 7, 2023, Zion Oil & Gas, Inc. had outstanding 605,319,057 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	September 30, 2023	December 31, 2022
	US$ thousands	US$ thousands
	(Unaudited)
Current assets
Cash and cash equivalents	510	1,735
Fixed short term bank and escrow deposits – restricted	1,020	1,379
Prepaid expenses and other current assets	233	600
Other deposits	-	483
Governmental receivables	10	267
Other receivables	156	143
Total current assets	1,929	4,607

Unproved oil and gas properties, full cost method (see Note 4)	16,342	15,889

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $2,025 and $1,455 (see note 2I)	5,700	6,281
Property and equipment, net of accumulated depreciation of $678 and $647	81	112
	5,781	6,393

Right of Use Lease Assets (see Note 5)	246	202

Other assets
Assets held for severance benefits	436	424
Total other assets	436	424

Total assets	24,734	27,515

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	862	2,147
Lease obligation – current (see Note 5)	192	196
Asset retirement obligation	571	571
Accrued liabilities	412	1,032
Total current liabilities	2,037	3,946

Long-term liabilities
Lease obligation – non-current (see Note 5)	53	12
Provision for severance pay	467	457
Total long-term liabilities	520	469

Total liabilities	2,557	4,415

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at September 30, 2023: Issued and outstanding: 602,554,266 and 524,231,493 shares at September 30, 2023 and December 31, 2022, respectively	6,026	5,242
Additional paid-in capital	300,969	296,460
Accumulated deficit	(284,818)	(278,602)
Total stockholders’ equity	22,177	23,100

Total liabilities and stockholders’ equity	24,734	27,515

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,332	1,636	4,106	4,621
Post impairment of unproved oil and gas properties	36	-	129	-
Other	379	719	1,978	2,376
Loss from operations	(1,747)	(2,355)	(6,213)	(6,997)

Other income (expense), net
Foreign exchange gain (loss)	2	(2)	(2)	(92)
Financial income (expenses), net	2	(17)	(1)	(48)

Loss, before income taxes	(1,743)	(2,374)	(6,216)	(7,137)
Income taxes	-	-	-	-

Net loss	(1,743)	(2,374)	(6,216)	(7,137)

Net loss per share of common stock
Basic and diluted (in US$)	(0.003)	(0.01)	(0.011)	(0.02)

Weighted-average shares outstanding
Basic and diluted (in thousands)	578,497	484,678	551,551	454,890

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2023

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100
Funds received from sale of DSPP units and shares and exercise of warrants	78,173	782	4,186	—	4,968
Funds received from option exercises	150	2	10	—	12
Costs associated with the issuance of shares	—	—	(610)	—	(610)
Value of options granted to employees, directors and others as non-cash compensation	—	—	923	—	923
Net loss	—	—	—	(6,216)	(6,216)
Balances as of September 30, 2023	602,554	6,026	300,969	(284,818)	22,177

*	Less than one thousand.

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2023	560,449	5,604	299,321	(283,075)	21,850
Funds received from sale of DSPP units and shares and exercise of warrants	42,105	422	1,820	—	2,242
Funds received from option exercises	—	—	—	—	—
Costs associated with the issuance of shares	—	—	(437)	—	(437)
Value of options granted to employees, directors and others as non-cash compensation	—	—	265	—	265
Net loss	—	—	—	(1,743)	(1,743)
Balances as of September 30, 2023	602,554	6,026	300,969	(284,818)	22,177

For the three and nine months ended September 30, 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376
Funds received from sale of DSPP units and shares and exercise of warrants	132,451	1,325	15,145	—	16,470
Funds received from option exercises	325	3	—	—	3
Value of options granted to employees, directors and others as non-cash compensation	—	—	1,154	—	1,154
Net loss	—	—	—	(7,137)	(7,137)
Balances as of September 30, 2022	497,100	4,971	293,557	(230,662)	67,866

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2022	473,778	4,738	289,792	(228,288)	66,242
Funds received from sale of DSPP units and shares and exercise of warrants	23,102	231	3,246	—	3,477
Funds received from option exercises	220	2	—	—	2
Value of options granted to employees, directors and others as non-cash compensation	—	—	519	—	519
Net loss	—	—	—	(2,374)	(2,374)
Balances as of September 30, 2022	497,100	4,971	293,557	(230,662)	67,866

*	Less than one thousand.

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2023	2022
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(6,216)	(7,137)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	601	593
Cost of options issued to employees, directors and others as non-cash compensation	923	1,137
Post impairment of unproved oil and gas properties	129	-
Change in assets and liabilities, net:
Other deposits	483	73
Prepaid expenses and other	367	196
Governmental receivables	257	631
Lease obligation – current	(256)	(112)
Lease obligation – non current	41	(122)
Right of use lease assets	208	194
Other receivables	(13)	95
Severance payable, net	(2)	24
Accounts payable	(300)	(350)
Accrued liabilities	(131)	59
Net cash used in operating activities	(3,909)	(4,719)

Cash flows from investing activities
Acquisition of property and equipment	-	(17)
Acquisition of drilling rig and related equipment	-	(373)
Investment in unproved oil and gas properties	(2,045)	(12,943)
Net cash used in investing activities	(2,045)	(13,333)

Cash flows from financing activities
Proceeds from exercise of stock options	12	3
Costs paid related to the issuance of new shares	(610)	-
Proceeds from issuance of stock and exercise of warrants	4,968	16,470
Net cash provided by financing activities	4,370	16,473

Net (decrease)/increase in cash, cash equivalents and restricted cash	(1,584)	(1,579)
Cash, cash equivalents and restricted cash – beginning of period	3,114	5,952
Cash, cash equivalents and restricted cash – end of period	1,530	4,373

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	677	2,723
Cost of options issued to employees attributed to oil and gas properties	-	17
New lease accounted for as a right of use lease asset	252	136

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30, 2023	September 30, 2022
	US$ thousands	US$ thousands
Cash and cash equivalents	510	3,079
Restricted cash included in fixed short-term bank deposits	1,020	1,294
	1,530	4,373

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 23 years of oil & gas exploration in Israel. As of September 30, 2023, the Company has no revenues from its oil and gas operations.

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

New Megiddo Valleys License 434 (“NMVL 434”)

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

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 will be valid for three years until September 13, 2026 with four 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

Zion is deploying new technologies, focusing on new stimulation methods for MJ-01, and aiming to potentially unlock hydrocarbon flows in several identified key zones. Zion has already procured service contractors and ancillary items required for efficient operations. Zion must receive approval of its work plan from the Ministry of Energy prior to commencing its re-completion activities. Zion’s planned activities are currently suspended as a result of the Israel-Hamas war (See Subsequent Events for further insight).

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the year ending December 31, 2023 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. While the Company is still actively engaging service providers in planning activities for the re-completion of the MJ-01 well, our activities are temporarily suspended due to the Israel-Hamas war. War was declared by Israel on Hamas following the October 7, 2023 invasion by Hamas in southern Israel. It is not known how long this war will last and, therefore, we cannot predict with certainty when our exploration activities will resume. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2023, the Company incurred a net loss of approximately $6.2 million and had an accumulated deficit of approximately $285 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share as the inclusion of 53,556,910 and 56,438,572 and 53,985,877 and 41,395,169 Common Stock equivalents in the three and nine-month period ended September 30, 2023 and 2022 respectively, would be anti-dilutive.

B. Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations, borrowing rate of interest consideration for leases accounting and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, regional hostilities and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic and operating environment will be reflected in the consolidated financial statements in future periods.

See comments in our Subsequent Events for the impact of the Israel-Hamas war on our business and future operations.

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

During the three and nine months ended September 30, 2023, the Company recorded post-impairment charges of $36,000 and $129,000, respectively. During the three and nine months ended September 30, 2022, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $16,342,000 and $15,889,000 as of September 30, 2023 and December 31, 2022, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At September 30, 2023, and December 31, 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

See the table below for a reconciliation of the rig-related activity during the nine months ended September 30, 2023:

I-35 Drilling Rig & Associated Equipment:

	As of September 30, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(476)	-	(94)	(570)
Asset Disposals for Self-Consumption	-	(11)	-	(11)
September 30, 2023	4,749	608	343	5,700

During the nine months ended September 30, 2023 and 2022, the Company had depreciation expense of $570,000 and $560,000, respectively. During the three months ended September 30, 2023 and 2022, the Company had depreciation expense of $190,000 and $189,000, respectively. The asset disposal due to self-consumption was not material during the periods.

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

During the nine months ended September 30, 2023, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

iv.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2033. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $600.

v.	Options to purchase 895,000 shares of Common Stock to five staff members and one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 23, 2033. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $60,000.

vi.	Options to purchase 3,350,000 shares of Common Stock to four senior officers and nine staff members at an exercise price of $0.0676 per share. The options vest on September 23, 2024 (one year from the date of grant) and are exercisable through September 23, 2033. The fair value of the options at the date of grant amounted to approximately $211,000, and will be recognized during the years 2023 and 2024.

vii.	Options to purchase 3,600,000 shares of Common Stock to nine board members at an exercise price of $0.0676 per share. The options vest on September 23, 2024 (one year from the date of grant) and are exercisable through September 23, 2033. The fair value of the options at the date of grant amounted to approximately $227,000, and will be recognized during the years 2023 and 2024.

viii.	Options to purchase 55,000 shares of Common Stock to three consultants at an exercise price of $0.0676 per share. The options vest on September 23, 2024 (one year from the date of grant) and are exercisable through September 23, 2033. The fair value of the options at the date of grant amounted to approximately $3,000, and will be recognized during the years 2023 and 2024.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

During the nine months ended September 30, 2022, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2023 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2022	26,391,250	0.30

Changes during 2023 to:
Granted to employees, officers, directors and others	8,135,000	0.07
Expired/Cancelled/Forfeited	(275,000)	1.71
Exercised	(150,000)	0.07
Outstanding, September 30, 2023	34,101,250	0.23
Exercisable, September 30, 2023	27,096,250	0.27

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2023:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.07	7,005,000	9.99	0.07	0.01	10,000	0.12	0.01
—	—	—	—	0.01	5,000	0.70	0.01
—	—	—	—	0.01	20,000	2.68	0.01
—	—	—	—	0.01	130,000	3.26	0.01
—	—	—	—	0.01	50,000	3.27	0.01
—	—	—	—	0.01	60,000	3.55	0.01
—	—	—	—	0.01	200,000	3.64	0.01
—	—	—	—	0.01	40,000	4.01	0.01
—	—	—	—	0.01	70,000	4.26	0.01
—	—	—	—	0.01	25,000	4.27	0.01
—	—	—	—	0.01	30,000	4.42	0.01
—	—	—	—	0.01	4,000	4.52	0.01
—	—	—	—	0.01	25,000	5.27	0.01
—	—	—	—	0.01	35,000	5.97	0.01
—	—	—	—	0.01	150,000	6.14	0.01
—	—	—	—	0.01	35,000	6.27	0.01
—	—	—	—	0.01	75,000	7.27	0.01
—	—	—	—	0.01	200,000	7.64	0.01
—	—	—	—	0.01	300,000	7.80	0.01
—	—	—	—	0.01	10,000	7.93	0.01
—	—	—	—	0.01	500,000	8.27	0.01
—	—	—	—	0.01	55,000	8.30	0.01
—	—	—	—	0.01	960,000	8.55	0.01
—	—	—	—	0.01	75,000	8.87	0.01
—	—	—	—	0.01	10,000	8.93	0.01
—	—	—	—	0.01	795,000	8.99	0.01
—	—	—	—	0.01	25,000	9.27	0.01
—	—	—	—	0.01	10,000	9.93	0.01
—	—	—	—	0.01	895,000	9.99	0.01
—	—	—	—	0.06	50,000	9.27	0.06
—	—	—	—	0.07	25,000	9.70	0.07
—	—	—	—	0.14	240,000	8.31	0.14
—	—	—	—	0.15	3,200,000	8.27	0.15
—	—	—	—	0.15	6,410,000	8.55	0.15
—	—	—	—	0.16	340,000	2.20	0.16
—	—	—	—	0.16	75,000	6.20	0.16
—	—	—	—	0.18	25,000	2.18	0.18
—	—	—	—	0.18	5,155,000	8.99	0.18
—	—	—	—	0.24	25,000	8.84	0.24
—	—	—	—	0.24	118,000	8.87	0.24
—	—	—	—	0.25	50,000	7.93	0.25
—	—	—	—	0.25	363,000	7.93	0.25
—	—	—	—	0.28	25,000	1.93	0.28
—	—	—	—	0.28	25,000	5.93	0.28
—	—	—	—	0.29	25,000	3.71	0.29
—	—	—	—	0.39	1,435,000	7.78	0.39
—	—	—	—	0.59	1,400,000	3.64	0.59
—	—	—	—	0.59	1,600,000	7.64	0.59
—	—	—	—	0.92	350,000	3.27	0.92
—	—	—	—	0.92	550,000	7.27	0.92
—	—	—	—	1.38	105,307	1.26	1.38
—	—	—	—	1.67	405,943	1.01	1.67
—	—	—	—	1.78	25,000	0.93	1.78
—	—	—	—	2.31	250,000	0.25	2.31
—	—	—	—	4.15	25,000	0.76	4.15
0.07	7,005,000		0.07	0.01-4.15	27,096,250		0.27

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2023	2022
Weighted-average fair value of underlying stock at grant date	$0.07	$0.16
Dividend yields	—	—
Expected volatility	135%-137%	127%-135%
Risk-free interest rates	3.85%-4.61%	1.37%-3.96%
Expected lives (in years)	5.00-5.50	5.00-5.50
Weighted-average grant date fair value	$0.06	$0.14

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2023	2022
Weighted-average fair value of underlying stock at grant date	0.07	$0.16
Dividend yields	—	—
Expected volatility	134%	103% - 104%
Risk-free interest rates	4.61%	1.78% - 2.84%
Expected lives (in years)	10	10
Weighted-average grant date fair value	0.06	$0.15

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended September 30,
2023	2022
US$ thousands	US$ thousands
264	510

For the nine months ended September 30,
2023	2022
US$ thousands	US$ thousands
921	1,142

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended September 30,
2023	2022
US$ thousands	US$ thousands
—	8

For the nine months ended September 30,
2023	2022
US$ thousands	US$ thousands
2	11

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended September 30,
2023	2022
US$ thousands	US$ thousands
—	—

For the nine months ended September 30,
2023	2022
US$ thousands	US$ thousands
—	17

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

As of September 30, 2023, there was $431,000 of unrecognized compensation cost related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during the remaining periods of 2023 and 2024.

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

As of August 14, 2023, any outstanding ZNWAF warrants expired.

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

The warrants became exercisable on January 8, 2018 and continue to be exercisable through January 8, 2023 at a revised per share exercise price of $.25. The warrant terms provide that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company has the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

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

As of August 26, 2023, any outstanding ZNWAL warrants expired.

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continued to be exercisable through July 15, 2022.

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

On August 21, 2023, the Company extended the termination date of the ZNWAM warrant from September 6, 2023 to October 31, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On October 19, 2023, the Company extended the termination date of the ZNWAM warrant from October 31, 2023 to December 31, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On June 16, 2023, the Company extended the termination date of the ZNWAQ warrant from July 15, 2023 to September 6, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On August 21, 2023, the Company extended the termination date of the ZNWAQ warrant from September 6, 2023 to October 31, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On October 19, 2023, the Company extended the termination date of the ZNWAQ warrant from October 31, 2023 to December 31, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a program consisting of shares of stock to a participant. After conclusion of the program on August 31, 2023, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. Zion incurred $173,000 in equity issuance costs to an outside party related to this waiver program. The Company executed two additional Waiver Term Sheets with the same participant consisting of shares of stock. After conclusion of the program on December 31, 2023, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock that were acquired. During the quarter ended September 30, 2023, Zion incurred an additional $437,000 in equity issuance costs bringing the YTD total to approximately $610,000.

On March 13, 2023, Zion filed with the Securities and Exchange Commission an Amendment No. 2 to the Prospectus Supplement dated as of December 15, 2021 and accompanying base prospectus dated December 1, 2021 relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan. This Amendment No. 2 to Prospectus Supplement amended the Prospectus Supplement. The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-261452), as amended, which was declared effective by the SEC on December 15, 2021.

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

Plan participants, who enrolled into the Unit Program with the purchase of at least one Unit and enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.05 during this Unit Option Program. The fifty (50) additional warrants were for enrolling into the AMI program and shall have the Company notation of “ZNWAY.” Existing subscribers to the AMI were entitled to the additional fifty (50) warrants, if they purchased at least one (1) Unit during the Unit program. Plan participants, who enrolled in the AMI at a minimum of $100 per month, received one hundred (100) ZNWAY warrants. Plan participants, who enrolled in the AMI at a minimum of $250 per month, received two hundred and fifty (250) ZNWAY warrants. Plan participants, who enrolled in the AMI at a minimum of $500 per month, received five hundred (500) ZNWAY warrants. The AMI program required 90 days of participation to receive the ZNWAY warrants. Existing AMI participants were entitled to participate in this monthly program by increasing their monthly amount above the minimum $50.00 per month.

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

On July 31, 2023, any outstanding ZNWAX warrants expired.

The ZNWAY warrants became exercisable on June 12, 2023 and continued to be exercisable through September 10, 2023 at a per share exercise price of $0.05.

On September 10, 2023, any outstanding ZNWAY warrants expired.

Amendment No. 3 – New Unit Option under the Unit Program

Under our Plan, provided a Unit Option under Amendment No. 3. This Unit Option period began on May 15, 2023 and terminated on June 15, 2023.

Our Unit Program consisted of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1 and Amendment No.2. Amendment No. 3 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. As mentioned above, this Unit Option began on May 15, 2023 and terminated on June 15, 2023. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQX on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional two hundred (200) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWAZ” and will not be registered for trading on the OTCQX or any other stock market or trading market.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Plan participants, who enrolled into the Unit Program with the purchase of at least one Unit and enrolled in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional three hundred (300) warrants at an exercise price of $0.25 during this Unit Option Program. The three hundred (300) additional warrants were for enrolling into the AMI program and received the above warrant with the Company notation of “ZNWAZ.” Existing subscribers to the AMI were entitled to the additional three hundred (300) warrants, if they purchased at least one (1) Unit during the Unit program.

The ZNWAZ warrants became exercisable on July 17, 2023 and continue to be exercisable through July 17, 2024 at a per share exercise price of $0.25.

Amendment No. 4 – New Unit Option under the Unit Program

Under our Plan, we are providing a Unit Option under our Unit Program with this Amendment No. 4. This Unit Option period began on November 6, 2023 and terminates on December 31, 2023.

Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 4 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option began on November 6, 2023 and is scheduled to terminate on December 31, 2023, unless extended at the sole discretion of Zion Oil & Gas, Inc. The Unit Option consists of Units of our securities where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQX on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWBA” and will not be registered for trading on the OTCQX or any other stock market or trading market.

Plan participants, who enroll into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, will receive an additional fifty (50) warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program and shall receive the above warrant with the Company notation of “ZNWBA.” Existing subscribers to the AMI are entitled to the additional fifty (50) warrants, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants will become exercisable on January 15, 2024, unless extended, and continue to be exercisable through January 14, 2025, unless extended, at a per share exercise price of $0.25.

For the three and nine months ended September 30, 2023, approximately $1,805,000, and $4,358,000 were raised under the DSPP program, respectively. The $4,358,000 figure is net of $610,000 in equity issuance costs to an outside party.

For the three and nine months ended September 30, 2022, approximately $3,477,000, and $16,470,000 were raised under the DSPP program, respectively.

The company raised approximately $391,000 from the period October 1, 2023 through November 7, 2023, under the DSPP program.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

E. Warrant Table

The warrants balances at December 31, 2022 and transactions since January 1, 2023 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 9/30/2023
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	(359,435)	-
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	(517,875)	-
ZNWAM	$0.05	12/31/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	12/31/2023	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(151,500)	(47,500)	-
ZNWAX	$0.05	07/31/2023	-	818,500	(458,750)	(359,750)	-
ZNWAY	$0.05	09/10/2023		17,450	(3,700)	(13,750)	-
ZNWAZ	$0.25	07/17/2024	-	153,500	-	-	153,500
Outstanding warrants			35,234,137	1,476,950	(790,905)	(5,677,562)	30,242,620

F. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with an expiration date beyond the balance sheet date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,E	March 2013 – December 2014	2.00	January 31, 2024
ZNWAG Warrants	B,E	October 2017 – December 2017	1.00	January 08, 2024
ZNWAJ Warrants	A,B	August 2018 – September 2018	1.00	October 29, 2023
ZNWAM Warrants	C,F	January 2021 – March 2021	0.05	December 31, 2023
ZNWAQ Warrants	C,F	June 2021	0.05	December 31, 2023
ZNWAS Warrants	D	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	D	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	D	October – November 2022	0.25	December 31, 2025
ZNWAZ Warrants	G	May – June 2023	.25	July 17, 2024
ZNWBA Warrants	H	November – December 2023	.25	January 15, 2025

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year. On June 16, 2023, the Company extended the expiration date of the Warrants to September 6, 2023. On August 21, 2023, the Company extended the expiration date of the Warrants to October 31, 2023. On October 19, 2023, the Company extended the expiration date of the Warrants to December 31, 2023.

D	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

E	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

F	The warrant exercise price was lowered to $0.05 on December 28, 2022.

G	On May 15, 2023, the Company announced a new Unit Offering and the related ZNWAZ warrant.

H	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2023	December 31, 2022
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,490	2,362
Capitalized salary costs	2,419	2,342
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	9,976	9,728
Other costs	39	39
	16,342	15,889

Post Impairment of unproved oil and gas properties are comprised as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	20	-	76	-
Capitalized salary costs	-	-	-	-
Capitalized interest costs	-	-	-	-
Legal costs, license fees and other preparation costs	16	-	53	-
Other costs	-	-	-	-
	36	-	129	-

Changes in Unproved oil and gas properties during the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	58	5,350	204	10,666
Capitalized salary costs	25	30	77	151
Capitalized interest costs	-	-	-	-
Legal costs, license fees and other preparation costs	103	586	301	1,402
Other costs	-	-	-	-
Impairment of unproved oil and gas properties	(36)	-	(129)	-
	*150	*5,966	*453	*12,219

*	Inclusive of non-cash amounts of approximately $129,000, and $1,032,000 during the three months ended September 30, 2023, and 2022, respectively

*	Inclusive of non-cash amounts of approximately $677,000, and $2,740,000 during the nine months ended September 30, 2023, and 2022, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	US$ thousands	US$ thousands
Operating lease assets	$246	$202

Operating lease liabilities:
Current operating lease liabilities	$192	$196
Non-current operating lease liabilities	$53	$12
Total operating lease liabilities	$245	$208

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2023 are:

September 30, 2023
Weighted average remaining lease term (years)	1.08
Weighted average discount rate	5.9%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of September 30, 2023:

US$ thousands
2023	75
2024	178
2025	-
2026	-
Thereafter	-
Total undiscounted future minimum lease payments	253
Less: portion representing imputed interest	(8)
Total undiscounted future minimum lease payments	245

*	Less than one thousand.

Operating lease costs were $76,000 and $203,000 for the three and nine months ended September 30, 2023, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Operating lease costs were $69,000 and $206,000 for the three and nine months ended September 30, 2022, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $76,000 and $203,000 for the three and nine months ended September 30, 2023, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $71,000 and $214,000 for the three and nine months ended September 30, 2022, respectively. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $252,000 and $252,000 for the three and nine months ended September 30, 2023, respectively.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $136,000 for the three and nine months ended September 30, 2022, respectively.

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

C. Market Conditions – Coronavirus Pandemic and Israel-Hamas War

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

See comments in “Subsequent Events” for the potential impact of the Israel-Hamas War on our operations.

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

As of September 30, 2023, and December 31, 2022, the Company accrued $nil and $nil for license regulatory matters.

E. Bank Guarantees

As of September 30, 2023, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $930,000) and others (approximately $85,000) with respect to its drilling operation in an aggregate amount of approximately $1,015,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

F. Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. In the normal course of doing business, we are exposed to the market-related risks associated with foreign currency exchange rates and changes in interest rates.

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through September 30, 2023, the USD has fluctuated by approximately 8.7% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2023, we had cash, cash equivalents and short-term bank deposits of approximately $1,530,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2023, exclusive of funds at US banks that earn no interest, was approximately 4.45% and 3.51%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i)	On October 7, 2023, Hamas, a militant terrorist organization in Gaza, infiltrated southern Israel, killing and injuring at least one thousand Israeli citizens. This unprovoked attack led the nation of Israel to declare war on Hamas approximately one week later. As of the date of this report, Israel remains at war, which lead the Company to temporarily discontinue its exploration activities. It is currently not determinable when the resumption of our exploration activities will begin.

(ii)	Approximately $391,000 was collected through the Company’s DSPP program during the period October 1 through November 7, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND TO THE SUBSEQUENT EVENTS IN NOTE 7 OF THIS FORM 10-Q.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	The Israel-Hamas war which began in October 2023 and its effect on our exploration program;

●	the going concern qualification in our consolidated financial statements;

●	our ability to obtain new license areas to continue our petroleum exploration program; ·

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQX;

●	business interruptions from the COVID-19 pandemic and the Israel-Hamas war;

●	interruptions, increased consolidated financial costs and other adverse impacts of the coronavirus pandemic and the Israel-Hamas war on the drilling and testing of our petroleum exploration program and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within a license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of hydrocarbon reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	the impact of fluctuating oil and gas prices on our exploration efforts

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

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434, allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 will be valid for three years until September 13, 2026 with four 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

Zion is deploying new technologies, focusing on new stimulation methods for MJ-01, and aiming to potentially unlock hydrocarbon flows in several identified key zones. Zion has already procured service contractors and ancillary items required for efficient operations. Zion must receive approval of its work plan from the Ministry of Energy prior to commencing its re-completion activities. Israel declared war on Hamas in mid-October 2023 following the October 7, 2023 unprovoked attack on Israeli citizens by Hamas. Israel has formed an emergency unity government in partial response to the attack. It is not known how long this war with Hamas will continue nor any specific timetable for when Zion may resume its exploration activities.

The projected costs to perform the anticipated re-completion activities for NMVL is expected to be $4,000,000 to $5,000,000 and require from three to six months.

I-35 Drilling Rig & Associated Equipment

	Nine-month period ended September 30, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(476)	-	(94)	(570)
Asset Disposals for Self-Consumption	-	(11)	-	(11)
September 30, 2023	4,749	608	343	5,700

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided, as well as the resumption of our activities following the war with Hamas.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
MANASSEH (HEAD OF JOSEPH)
ZION RECOMPLETION SITE
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead Sea
SIMEON

Map 1. Zion’s Megiddo Valleys 434 License as of September 30, 2023.

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

For the three and nine months ended September 30, 2023, approximately $1,805,000, and $4,358,000 were raised under the DSPP program, respectively. The $4,358,000 figure is net of $610,000 in equity issuance costs to an outside party.

For the three and nine months ended September 30, 2022, approximately $3,477,000, and $16,740,000 were raised under the DSPP program, respectively.

The warrants balances at December 31, 2022 and transactions since January 1, 2023 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 9/30/2023
ZNWAA	$2.00	01/31/2024	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	(359,435)	-
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	(517,875)	-
ZNWAM	$0.05	12/31/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	12/31/2023	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(151,500)	(47,500)	-
ZNWAX	$0.05	07/31/2023	-	818,500	(458,750)	(359,750)	-
ZNWAY	$0.05	09/10/2023		17,450	(3,700)	(13,750)	-
ZNWAZ	$0.25	07/17/2024	-	153,500	-	-	153,500
Outstanding warrants			35,234,137	1,476,950	(790,905)	(5,677,562)	30,242,620

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

The main area in which Zion has experienced COVID-19’s impact has been in supply chain and/or logistics. We have worked with several suppliers worldwide for the procurement of oil and gas parts, inventory items and related labor for our ongoing operations for the MJ-02 well. Production delays, factory shutdowns and heavy demand by oil and gas operators worldwide for spare parts has created some challenges in obtaining these items in a timely fashion.

The Impact of the Israel-Hamas War

Please see Part II, Item 1a for a discussion of the Israel-Hamas war and its effect on Zion’s exploration program.

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

During the three months ended September 30, 2023, and 2022, respectively, the Company recorded $36,000 and nil post-impairment charges.

During the nine months ended September 30, 2023, and 2022, respectively, the Company recorded $129,000 and nil post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $16,342,000 and $15,889,000 at September 30, 2023 and at December 31, 2022, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,332	1,636	4,106	4,621
Other	379	719	1,978	2,376
Post impairment of unproved oil and gas properties	36	-	129	-
Subtotal Operating costs and expenses	1,747	2,355	6,213	6,997

Other expense (income), net	(4)	19	3	140

Net loss	1,743	2,374	6,216	7,137

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2023 were $1,747,000 and $6,213,000, respectively, compared to $2,355,000 and $6,997,000, respectively, for the three and nine months ended September 30, 2022.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three and nine months ended September 30, 2023 were $1,332,000 and $4,106,000, respectively, compared to $1,636,000 and $4,621,000, respectively, for the three and nine months ended September 30, 2022. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses decreased $304,000, or 19%, during the most recent quarter versus the prior year primarily due to lower expenses associated with stock option grants. G&A expenses decreased $515,000, or 11%, primarily due to lower expenses associated with stock option grants.

Other expense. Other expenses during the three and nine months ended September 30, 2023 were $379,000 and $1,978,000, respectively, compared to $719,000 and $2,376,000, respectively, for the three and nine months ended September 30, 2022. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. Other expenses decreased $340,000, or about 47%, for the three months ended September 30, 2023 as a result of lower annual meeting expenses in 2023 and lower travel expenses. Other expenses for the nine months ended September 30, 2023 decreased $398,000, or 17%, primarily due to lower annual meeting expenses.

Post Impairment of unproved oil and gas properties. Post Impairment of unproved oil and gas properties expenses during the three and nine months ended September 30, 2023 were $36,000 and $129,000 compared to nil and nil for the three and nine months ended September 30, 2022. The expenses recorded in 2023 are post impairment charges to the impairment recorded during 2022 related to the MJ-2 well.

Other expense (income), net. Other expenses (income) during the three and nine months ended September 30, 2023 were ($4,000) and $3,000, respectively, compared to $19,000 and $140,000, respectively, for the three and nine months ended September 30, 2022. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and financial expenses/income. Overall, for the nine months ended September 30, 2022, total expenses in this category are $121,000 lower due to the relative strengthening of the USD to the NIS during 2023.

Net Loss. Net loss for the three and nine months ended September 30, 2023 was $1,743,000 and $6,216,000 compared to $2,374,000 and $7,137,000 for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. As we have expressed earlier in this Form 10-Q, our operations are temporarily suspended due to the Israel-Hamas war. Although the war’s impact on our cash generation is not specifically known, the Company has been able to generate needed capital under our DSPP since 2013 and through various equity private placements prior to 2013. The Company plans to continue issuing its common shares through the DSPP (see Footnote 3 for a new Unit program announced on November 6, 2023). Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the nine months ended September 30, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At September 30, 2023, we had approximately $510,000 in cash and cash equivalents compared to $1,735,000 at December 31, 2022, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was ($108,000) at September 30, 2023 and $661,000 at December 31, 2022.

As of September 30, 2023, we provided bank guarantees to various governmental bodies (approximately $930,000) and others (approximately $85,000) in respect of our drilling operation in the aggregate amount of approximately $1,015,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the nine months ended September 30, 2023, cash used in operating activities totaled $3,909,000. Cash provided by financing activities during the nine months ended September 30, 2023 was $4,370,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $2,045,000 for the nine months ended September 30, 2023.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $391,000 during the period October 1, 2023 through November 7, 2023, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, excluding anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through November 2023.

The outbreak of the coronavirus and the Israel-Hamas war have to date significantly disrupted business operations. The extent to which the coronavirus and the war impacts our operations, specifically our capital raising efforts, as well as our ability to continue our exploratory efforts, will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through September 30, 2023, the USD has fluctuated by approximately 8.7% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2023 we had cash, cash equivalents and short-term and long-term bank deposits, including restricted Israeli deposits, of approximately $1,530,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2023, exclusive of funds at US banks that earn no interest, was approximately 4.45% and 3.51%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2023, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2023, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022. However, as described in Footnote 7 – Subsequent Events, the Gaza militant terrorist organization Hamas infiltrated southern Israel on October 7, 2023, and Israel subsequently declared war on Hamas. We are, therefore, adding an additional risk factor as follows:

Our exploration focus on the nation of Israel subjects us to operational risks associated with various uncertainties associated with wars and skirmishes between Israel and other organizations and/or countries, including , but not limited to, Hamas, Hezbollah, Palestinian Islamic Jihad and Iran.

Our operation requires us to bring certain equipment, supplies and personnel into Israel and we also require the cooperation and approval of several departments, agencies and ministries within Israel. When Israel is at war and all of Israel’s national focus is on accomplishing its wartime objectives, our ability to pursue our exploration program is adversely affected. We, therefore, have no way to determine how long Israel will remain at war and the resulting impacts on our business.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION:

None.

ITEM 6. EXHIBITS

Exhibit Index:

10.1	New Megiddo Valleys License 434

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished only)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 9, 2023	Date:	November 9, 2023