Form 10-K
period 2023-12-31
ZION OIL & GAS INC
filed 2024-03-20
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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

(214) 221-4610
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, par value $0.01 per share	OTCQB
(Title of Class)	(Name of each exchange on which registered)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was approximately $38,978,234.

The registrant had 675,970,252 shares of common stock, par value $0.01, outstanding as of March 18, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2023 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2023 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	The Israel-Hamas war which began in October 2023 and its effect on our exploration program;

●	The going concern qualification in our consolidated financial statements;

●	Our ability to obtain new license areas to continue our exploration program;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQB;

●	interruptions, increased consolidated financial costs and other adverse impacts of the covid 19 coronavirus pandemic on the drilling and testing of our petroleum exploration program and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within a license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	the impact of fluctuating oil and gas prices on our exploration efforts

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

iii

PART I

ITEM 1. BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 24 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQB marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

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

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. As previously announced, Zion is deploying new technologies and stimulation methods for its planned re-entry into the MJ-01 well, with the objective of potentially unlocking hydrocarbon flows in several identified key zones. Zion has begun tendering service contractors and ancillary items required for efficient operations.

On December 6, 2023, the Israeli Ministry of Energy formally approved a detailed, industry-specific operational framework for the planned re-entry, production tests, and recompletion of the MJ-01 well. The submission of this work plan is a requirement under Israeli law. With the work plan approved, Zion was able to proceed with convening the required Supervisory Committee meeting. This Committee, consisting of a fifteen-member panel, is tasked with reviewing and endorsing the work plan. It also ensures that our planned operations have sufficiently mitigated potential impacts on the land, local roads, surrounding land uses, available water resources, and addressed other environmental and safety concerns. Under Israeli law, the Supervisory Committee is comprised of representatives from the Ministries of Energy, Water, and Environment, and representatives from the local Spring Valley County Council, as well as from the surrounding kibbutzim of Sde Eliyahu (where the rig site is located) and Tirat Zvi (adjacent to Zion’s rig site). Due to the ongoing war between Israel and Hamas, scheduling a meeting with such a large Committee became more complex, as it required finding a date and time suitable for all members.

On February 21, 2024, members of the Supervisory Committee visited our rig site. During this visit, they interacted with staff from Zion Oil & Gas, and our consultants and potential service providers. Some of these interactions occurred at Kibbutz Sde Eliyahu, while others were conducted through video conferencing with participants from the United States, Europe and the Middle East. Following these discussions, the Committee has officially accepted our work plan for the MJ-01 project. This acceptance allows us to sign agreements and secure mobilization dates with our service providers required to commence and complete the project.

During the year ended December 31, 2023, the Company did not record any non-cash impairment charge to its unproved oil and gas properties. During the year ended December 31, 2022, the Company recorded a non-cash impairment charge to its unproved oil and gas properties of $45,615,000.

During the year ended December 31, 2023, the Company recorded a non-cash post-impairment charge to its unproved oil and gas properties of $135,000. During the year ended December 31, 2022, the Company did not record any post-impairment charges.

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

ZION’S NEW MEGIDDO VALLEYS 434 LICENSE AREA

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

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. As previously announced, Zion is deploying new technologies and stimulation methods for its planned re-entry into the MJ-01 well, with the objective of potentially unlocking hydrocarbon flows in several identified key zones. Zion has begun tendering service contractors and ancillary items required for efficient operations.

On December 6, 2023, the Israeli Ministry of Energy formally approved a detailed, industry-specific operational framework for the planned re-entry, production tests, and recompletion of the MJ-01 well. The submission of this work plan is a requirement under Israeli law. With the work plan approved, Zion was able to proceed with convening the required Supervisory Committee meeting. This Committee, consisting of a fifteen-member panel, is tasked with reviewing and endorsing the work plan. It also ensures that our planned operations have sufficiently mitigated potential impacts on the land, local roads, surrounding land uses, available water resources, and addressed other environmental and safety concerns. Under Israeli law, the Supervisory Committee is comprised of representatives from the Ministries of Energy, Water, and Environment, and representatives from the local Spring Valley County Council, as well as from the surrounding kibbutzim of Sde Eliyahu (where the rig site is located) and Tirat Zvi (adjacent to Zion’s rig site). Due to the ongoing war between Israel and Hamas, scheduling a meeting with such a large Committee became more complex, as it required finding a date and time suitable for all members.

On February 21, 2024, members of the Supervisory Committee visited our rig site. During this visit, they interacted with staff from Zion Oil & Gas, and our consultants and potential service providers. Some of these interactions occurred at Kibbutz Sde Eliyahu, while others were conducted through video conferencing with participants from the United States, Europe and the Middle East. Following these discussions, the Committee has officially accepted our work plan for the MJ-01 project. This acceptance allows us to sign agreements and secure mobilization dates with our service providers required to commence and complete the project.

ISRAEL-HAMAS WAR

On October 7, 2023, Hamas, a militant terrorist organization in Gaza, infiltrated southern Israel, killing and injuring at least one thousand Israeli citizens. Roughly 250 Israeli hostages were then taken back to Gaza. This unprovoked attack led the nation of Israel to declare war on Hamas approximately one week later. As of the date of this report, Israel remains at war and there are daily battles inside the Gaza strip. Israel’s stated goals are to completely dismantle the terror infrastructure of Gaza, including its extensive tunnel network and to bring back safely all of the hostages.

There is uncertainty as to how long the war inside the Gaza strip will last. While we acknowledge that uncertainty, the Company is moving forward with its planning and logistics activities. We are working with our international service providers on projected availability timelines and other details. All of these key vendors have expressed willingness to assist Zion in its exploration activities. It is important to note that Zion’s license area is not located near any current combat zones.

Map 1. Zion’s New Megiddo Valleys 434 License as of December 31, 2023.

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

I-35 Drilling Rig & Associated Equipment

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	642	333	6,834

Asset Additions	-	179	221	400

Asset Depreciation	(634)	-	(117)	(751)

Asset Disposals for Self-Consumption	-	(202)	-	(202)

December 31, 2022	5,225	619	437	6,281

Asset Additions	-	-	-	-

Asset Depreciation	(634)	-	(126)	(760)

Asset Disposals for Self-Consumption	-	(11)	-	(11)

December 31, 2023	4,591	608	311	5,510

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2022 and 2023:

	2023	2022
	US$ (000)	US$ (000)
I-35 Drilling Rig & Associated Equipment	-	400
Megiddo License 428:
Exploratory drilling operations	327	10,994
Equipment and inventory purchases	97	1,205
Environmental, geological & geophysical operations	8	1,294
Location construction and maintenance	450	1,061
Total	882	14,954

Employees & Contractors

As of December 31, 2023, we had 22 employees and contractors of whom all but two are on a full-time basis. Included in this number are certain contractors who provide services to Zion on an ongoing basis. Of the 22 total headcount, 16 work out of our Dallas office and 6 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2023 and 2022, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

Political Climate

We are directly influenced by the political, economic and military conditions affecting Israel. Specifically, we could be adversely affected by:

●	the Israel-Hamas war and any other major hostilities involving Israel;

●	the interruption or curtailment of trade between Israel and its present trading partners;

●	a full or partial mobilization of the reserve forces of the Israeli army; and

●	a significant downturn in the economic or financial condition of Israel.

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

On October 7, 2023, Hamas, a militant terrorist organization in Gaza, infiltrated southern Israel, killing and injuring at least one thousand Israeli citizens. Roughly 250 Israeli hostages were then taken back to Gaza. This unprovoked attack led the nation of Israel to declare war on Hamas approximately one week later. As of the date of this report, Israel remains at war and there are daily battles inside the Gaza strip. Israel’s stated goals are to completely dismantle the terror infrastructure of Gaza, including its extensive tunnel network and to bring back safely all of the hostages.

There is uncertainty as to how long the war inside the Gaza strip will last. While we acknowledge that uncertainty, the Company is moving forward with its planning and logistics activities. We are working with our international service providers on projected availability timelines and other details. All of these key vendors have expressed willingness to assist Zion in its exploration activities. It is important to note that Zion’s license area is not located near any current combat zones.

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

The Company has been submitting to the Commissioner all royalty requests for both foundations and registering the overriding royalties with every new license.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $7,957,000 for the year ended December 31, 2023, and $55,077,000 for the year ended December 31, 2022. The audited consolidated financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

Currently, we are substantially reliant on the proceeds of sales of our common stock under the Dividend Reinvestment and Stock Purchase Plan. During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2023 and 2022, we raised approximately $6,949,000 and $19,129,000, respectively, under the Plan. Of the amounts raised, approximately 54% of the amounts raised in 2023 were attributable to one participant and 77% of the amounts raised in 2022 were attributable to two participants. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements. Our audited consolidated financial statements at December 31, 2023 and 2022 and for the years then ended were prepared assuming that we will continue as a going concern.

Such an opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

We may not be able to maintain the listing of our common stock on the OTCQB Market, which could adversely affect our liquidity and the trading volume and market price of our common stock, and decrease your investment.

Effective January 1, 2024, our common stock began trading on the OTCQB Market. The maintenance requirements for listing are to maintain a minimum bid price of $0.01 per share as of the close of business for at least one of every 30 consecutive calendar days and market capitalization of at least $2 million for at least one of every 30 consecutive calendar days. In the event that the Company’s bid price or the market capitalization falls below the minimum criteria, a cure period of 90 calendar days to regain compliance shall begin, during which time the applicable criteria must be met for 10 consecutive trading days.

We were involved in an extensive government investigation by the United States Securities and Exchange Commission, the results of which could have had a material adverse effect on our consolidated financial condition and business.

On June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation. Since that date, we fully cooperated with the SEC and provided all requested information and documents. On April 5, 2023, the Company received from the Fort Worth Regional Office of the SEC written notice concluding its investigation as to the Company and advising that the SEC does “not intend to recommend an enforcement action by the Commission against Zion.” Although not expected, if the SEC reopens its investigation and/or brings an enforcement action(s) against Zion, that could result in reputational harm to Zion and may have a material adverse effect on Zion’s current and future business and exploratory activities and its ability to raise capital to continue our oil and gas exploratory activities.

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

After months of delay, we received our New Megiddo Valleys License 434 on September 14, 2023 (see above) and our proposed Work Plan on December 6, 2023. On February 21, 2024 the Supervisory Committee approved the detailed work plan for our planned re-entry operations on the MJ-01 well. While we have secured these approvals on prior wells we’ve drilled, we have no assurance we can obtain them for any future wells in a timely enough manner to prevent disruption in the provision of necessary services, personnel and equipment from our vendors.

We require significant capital to realize our business plan.

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities through March 2024. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are drilling, or testing, we estimate that there is an additional cost of approximately $2,000,000 - $3,000,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2021-2023 are likely to render extending our existing license or obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

If we cannot obtain the planned extensions of our Megiddo Valleys 434 License or any additional petroleum exploration licenses we deem necessary to the success of our exploration program, then our business may be severely impaired.

Our ability to obtain desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2022-2023 are likely to render obtaining any license extensions or additional exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to extend our existing license or obtain new or additional exploration rights. If we are unable for whatever reason to obtain the exploration rights that we deem necessary or desirable, our business may be severely impaired.

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

There is no way to predict in advance of drilling and testing whether any particular location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area, if any, will not enable us to know conclusively prior to drilling and testing whether oil, natural gas liquids (NGLs) or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil, NGLs or natural gas exist, we may inadvertently damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing a well, resulting in a reduction in production from the well or abandonment of the well. If we drill exploratory wells that we identify as dry holes in our future drilling locations, our business may be materially harmed. We cannot assure you that the analogies we draw from available data from other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Ultimately, the cost of drilling, completing and operating any well is often uncertain, and new wells may not be productive.

Our global operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations.

Our business is subject to certain risks associated with doing business globally, more particularly in Israel. Accordingly, we face significant operational risks as a result of doing business internationally, such as:

●	Difficulties in bringing operational personnel and equipment into Israel stemming from the Israel-Hamas war and/or other military conflicts with Lebanon, Syria, Iran or other hostile country;

●	fluctuations in foreign currency exchange rates;

●	potentially adverse tax consequences and changes in tax laws;

●	challenges in providing solutions across a significant distance, in different languages, different time zones and among different cultures;

●	difficulties in staffing and managing foreign operations, particularly in new geographic locations, and related compliance with employment, immigration and labor laws for employees or other staff living abroad;

●	restrictions imposed by local labor practices and laws on our business and operations;

●	economic weakness, including inflation, or rapid or numerous changes in government, economic and political policies and conditions, political or civil unrest or instability, economic or trade sanctions, closure of markets to imports, terrorism or epidemics and other similar outbreaks or events;

●	compliance with a wide variety of complex foreign laws, treaties and regulations;

●	compliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption and anti-bribery laws;

●	unexpected changes in tariffs, trade barriers and other regulatory or contractual limitations on our ability to develop or sell our products in certain foreign markets; and

●	becoming subject to the laws, regulations and court systems of multiple jurisdictions.

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

Prolonged and/or widespread regional conflict in the Middle East, including but not limited to the Israel-Hamas war, could have the following results, among others:

●	capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for us to obtain financing for potential development projects;

●	security concerns in Israel, making it more difficult for our personnel or supplies to enter or work in or exit the country;

●	security concerns leading to evacuation of our personnel;

●	damage to or destruction of our wells, production facilities, receiving terminals or other operating assets;

●	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in Israel, resulting in delays; and

●	the lack of availability of experienced crew, oilfield equipment or services if third party providers decide not to enter or to exit the region.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

We have a history of losses and we cannot assure you that we will ever be profitable.

We incurred net losses of $7,957,000 for the year ended December 31, 2023, and $55,077,000 for the year ended December 31, 2022. We cannot provide any assurance that we will ever be profitable.

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

While there is much analysis and speculation as to the cause of this fluctuation in the price and its predicted future course, there are many factors that contribute to the price of oil, none of which the Company controls. The oil price is also impacted by actual supply and demand, as well as by expectation. Demand for energy is closely related to economic activity which is compounded by key advances and innovation in exploration techniques in recent years. Significant geopolitical events such as heightened conflict in the Middle East, the current Israel-Hamas war, and large-scale terrorist activities can also impact the price of oil tremendously.

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

Opposition toward oil and gas drilling and development activity has been growing globally and is particularly pronounced in Organization for Economic Co-operation and Development (“OECD”) countries which include the U.S., the U.K and Israel. Companies in the oil and gas industry, such as us, are often the target of activist efforts from both individuals and non-governmental organizations regarding environmental compliance and business practices, potential damage to fresh water sources, and safety, among other topics. Future activist efforts could result in the following:

●	delay or denial of drilling or other exploration permits or licenses;

●	shortening of lease terms or reduction in lease size;

●	restrictions on installation or operation of gathering or processing facilities;

●	restrictions on the use of certain operating practices, such as hydraulic fracturing;

●	legal challenges or lawsuits;

●	damaging publicity about us;

●	increased costs of doing business;

●	reduction in demand for our products; and

●	other adverse effects on our ability to develop our properties and expand production.

Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations.

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

●	exchange rate fluctuations;

●	royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority;

●	changes in Israel’s economy that could lead to oil and gas price controls; and

●	Unavailability of key personnel, services or equipment as a result of the Israel-Hamas war or other regional hostilities.

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

If we are successful in finding commercial quantities of oil and/or gas, our operations will be subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of substances into the environment, which can adversely affect the cost, manner or feasibility of our doing business. Many Israeli laws and regulations require permits for the operation of various facilities, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with their regulations, and violations could subject us to fines, injunctions or both.

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

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 1,200,000,000 shares of common stock. As of March 18, 2024, there were approximately 675,970,252 shares of our common stock issued and outstanding.

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

Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

●	actual or anticipated quarterly variations in our operating results,

●	the lack or the delay in obtaining necessary regulatory approvals,

●	changes in expectations as to our future financial performance or changes in financial estimates, if any,

●	announcements relating to our business or the business of our competitors,

●	conditions generally affecting the oil and natural gas industry, particularly in Israel,

●	the success of our operating strategy,

●	the operating and stock performance of other comparable companies, and

●	The continued listing of our stock on a recognized stock exchange

Many of these factors are beyond our control, and we cannot predict their potential effect on the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBER SECURITY

Risk management and strategy

We assess material risks from cyber security threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. As our Company grows, we plan to develop a more robust and detailed strategy for cyber security in alignment with nationally accepted standards.

Governance

Our management and the Board recognize the critical importance of maintaining the trust and confidence of our business partners and employees, including the importance of managing cyber security risks as part of our larger risk management program. While all of our personnel play a part in managing cyber security risks, one of the key functions of our Board is informed oversight of our risk management process, including risks from cyber security threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. In general, we seek to address cyber security risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cyber security threats and effectively responding to cyber security incidents when they occur.

The company has not experienced a cyber security incident or a cyber security threat during 2023 nor in any prior years. The company’s overall risk management systems and processes have followed the recommended guidelines of our cyber security insurance company. The Audit Committee has the board’s oversight of risk from cyber security threats and the responsibility for reviewing the management processes. Management’s role in assessing and managing material risks from cyber security threats is the responsibility of the Chief Financial Officer, who reports and coordinates any potential material risk to the Audit Committee.

ITEM 2. PROPERTIES

At December 31, 2023, the Company held one active petroleum exploration license onshore Israel, the New Megiddo Valleys License 434, comprising approximately 75,000 acres. This License was awarded on September 14, 2023 and had much of the same area and coordinates as the replaced License 428. This License expires on September 13, 2026.

Please refer to the discussion above under Part 1, Item 1, Business.

The table below summarizes certain data for our former license area for the year ended December 31, 2023:

Type of Right	Name	Area (Approx. Acres)	Working Interest	Expiration Date
License 434	New Megiddo Valleys	75,000	100%	September 13, 2026 (1)(2)

(1)	Declaration of a commercial discovery during the license term, which may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

(2)	The initial term of three years expires on September 13, 2026. Following the initial three year period, Zion is allowed four separate one-year extensions, bringing the total license period to seven years, terminating on September 13, 2030.

Surface Rights

The surface rights to the drill site in the New Megiddo Valleys License 434 area are held under a long-term lease by Kibbutz Sde Eliyahu. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Sde Eliyahu and the Israel Lands Authority for the use of the surface rights.

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

Office Properties

(i) The Company’s corporate office in Dallas, Texas is under lease for 8,774 square feet. On October 4, 2023, the Company and Hartman Income REIT Property Holdings, LLC (“Hartman”) signed a Third Amendment to the Lease Agreement (“Third Amendment”) whereby the office lease was extended from June 1, 2023 through December 31, 2024, for a total of 19 months. The monthly payments to be paid are as follows: (1) basic rent of $7,677.25, (2) common area maintenance of $2,917.36, (3) taxes and insurance of $1,593.94 and (4) electricity charges of $1,703.62.

(ii) The Company’s field office in Caesarea, Israel is under lease for 6,566 square feet.

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised the option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $12,800) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

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

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation. Since that date, we fully cooperated with the SEC and furnished all requested documentation.

On April 5, 2023, the Company received from the Fort Worth Regional Office of the SEC written notice to the Company concluding the investigation as to the Company and advising that the SEC does “not intend to recommend an enforcement action by the Commission against Zion.”

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We completed the initial public offering of our common stock in January 2007. From January 3, 2007 through September 1, 2009, shares of our common stock were traded on the NYSE Amex under the symbol “ZN.” From September 2, 2009, through July 10, 2019, our common stock traded on the Nasdaq Global Market, also under the symbol “ZN.” From July 11, 2019 through September 1, 2020, our common stock continued to trade on the Nasdaq Capital Market, also under the symbol “ZN.” Since September 3, 2020, our common stock began trading on OTCQX under the symbol “ZNOG.” On January 1, 2024, our common stock began trading on the OTCQB under the same symbol “ZNOG.” The Zion warrant “ZNWAA” has been trading under the symbol “ZNOGW.”

Holders

As of December 31, 2023, there were approximately 19,891 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 24 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQB Market under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers out of the approximately 99,000 acres covered by our New Megiddo License 428 (“NML 428”) which expired on February 1, 2023. Zion applied for a replacement license for NML 428 months prior to its expiration. This Exploration License 434 will be valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

The NMVL 434 lies onshore, south and west of the Sea of Galilee, and we continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential.

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

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	642	333	6,834

Asset Additions	-	179	221	400

Asset Depreciation	(634)	-	(117)	(751)

Asset Disposals for Self-Consumption	-	(202)	-	(202)

December 31, 2022	5,225	619	437	6,281

Asset Additions	-	-	-	-

Asset Depreciation	(634)	-	(126)	(760)

Asset Disposals for Self-Consumption	-	(11)	-	(11)

December 31, 2023	4,591	608	311	5,510

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

During the year ended December 31, 2023, the Company recorded a non-cash post-impairment charge to its unproved oil and gas properties of $135,000. During the year ended December 31, 2022, the Company did not record any post-impairment charges (see Note 4).

The total net book value of our unproved oil and gas properties under the full cost method is $16,637,000 and $15,889,000 at December 31, 2023 and 2022, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD) for 2023 and 2022:

	2023	2022
Operating costs and expenses:

General and administrative expenses	5,193	6,243

Other	2,627	3,092

Impairment of unproved oil and gas properties	135	45,615

Operating costs and expenses	7,955	54,950

Other expense, net	2	127

Net loss	7,957	55,077

FOR THE YEAR ENDED DECEMBER 31, 2023 COMPARED TO DECEMBER 31, 2022

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2023 were $7,955,000 compared to $54,950,000 for the year ended December 31, 2022. The decrease in costs in 2023 is primarily attributable to the recognition of an impairment charge of $45,615,000 during Q4 2022. When impairment charges are excluded from both years, expenses decreased $1,515,000, or about 16%, in 2023.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2023 were $5,193,000 compared to $6,243,000 for the year ended December 31, 2022. This represents a reduction of $1,050,000, or 17%, year over year. A major component of general and administrative expenses is non-cash stock compensation expense in the form of stock options granted to employees, management and directors. As stated in this filing, Zion does not have revenue generating operations. Historically, we have compensated our staff in part by granting stock options in lieu of cash balances. However, though stock option grants are intended to provide a financial incentive, there are no guarantees that stock options will be “in the money” and, in that event, would maintain no value.

Zion granted the following number of stock options during the quarters of 2023 and 2022:

●	March 31, 2022: 4,100,000

●	June 30, 2022: 7,525,000

●	September 30, 2022: 6,228,000

●	December 31, 2022: 0

●	March 31, 2023: 200,000

●	June 30, 2023: 25,000

●	September 30, 2023: 7,910,000

●	December 31, 2023: 0

●	YTD December 31, 2022: 17,853,000

●	YTD December 31, 2023: 8,135,000

●	Total Decrease in Options Granted During 2023: 9,718,000

The primary driver of this variance was stock option expense. The number of stock options granted was 9,718,000 lower during 2023, and therefore expenses were significantly lower.

Other expenses. Other expenses during the year ended December 31, 2023 were $2,627,000 compared to $3,092,000 for the year ended December 31, 2022. This is a variance of $465,000 or 15%. The expenses in this category are comprised of non-compensation and non-professional expenses incurred. Investor relations, corporate insurance, franchise taxes and travel were approximately $250,000 lower in 2023.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the year ended December 31, 2023 was $135,000 compared to $45,615,000 for the year ended December 31, 2022. The expense recorded in 2022 is attributable to the impairment charge of $45,615,000 related to the MJ-2 well.

Other expense, net. Other expense, net for the year ended December 31, 2023 was $2,000 compared to $127,000 for the year ended December 31, 2022. This is a variance of $125,000 or 98%. The decrease in these expenses in 2023 is primarily attributable to exchange rate of the NIS fluctuations to the USD.

Net Loss. Net loss for the year ended December 31, 2023 was $7,957,000 compared to $55,077,000 for the year ended December 31, 2022. The primary driver of the lower net loss in 2023 is the recognition of an impairment charge of $45,615,000 during Q4 2022.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be in doubt. Our consolidated financial statements for the year ended December 31, 2023 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2023 and 2022, we raised approximately $6,949,000 and $19,129,000, respectively, under the Plan. Of the amounts raised, approximately 54% of the amounts raised in 2023 were attributable to one participant and 77% of the amounts raised in 2022 were attributable to two participants. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

At December 31, 2023, we had approximately $615,000 in cash and cash equivalents compared to $1,735,000 at December 31, 2022. Our working capital (current assets minus current liabilities) was ($349,000) at December 31, 2023 and $661,000 at December 31, 2022.

As of December 31, 2023, and 2022, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $944,000 and $1,278,000, respectively) and others (approximately $90,000 and $79,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,034,000 and $1,357,000, respectively. The cash funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

During the years ended December 31, 2023 and 2022, cash used in operating activities totaled $5,133,000 and $5,704,000, respectively. Cash provided by financing activities during the years ended December 31, 2023 and 2022 was $6,008,000 and $19,133,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as drilling costs for our MJ-02 exploratory well, purchase of equipment and spare parts was $2,354,000 and $16,267,000 for the years ended December 31, 2023 and 2022, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the consolidated financial statements. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $2,052,000 during the period January 1, 2024 through March 20, 2024, we will need to raise additional funds in order to continue our exploration and development activities. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through March 2024.

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

The same kind of uncertainty and inability to predict or plan has occurred since the outset of the Israel-Hamas war on October 7, 2023. To date, there is no indication when this uncertainty will be resolved.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), unexpected or unforeseen cost overruns in drilling and planned non-drilling exploratory work, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past and extended delays obtaining regulatory approvals since the outset of the Israel-Hamas war.

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

The Dividend Reinvestment and Stock Purchase Plan

On March 13, 2014, Zion filed a registration statement on Form S-3 that was part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three-year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the DSPP and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

On September 15, 2020, the Company extended the termination date of the ZNWAE Warrant by two (2) years from the expiration date of May 1, 2021 to May 1, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

As of May 1, 2023, any outstanding ZNWAE warrants expired.

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

The warrants became exercisable on January 8, 2018 and continued to be exercisable through January 8, 2024 at a revised per share exercise price of $.25. The warrant terms provided that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company had the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

On December 14, 2022, the Company extended the termination date of the ZNWAG warrant by one (1) year from the expiration date of January 8, 2023 to January 8, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

As of January 8, 2024, any outstanding ZNWAG warrants expired.

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

As of October 29, 2023, any outstanding ZNWAJ warrants expired.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2022.

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

On December 18, 2023, the Company extended the termination date of the ZNWAM warrant from December 31, 2023 to March 31, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

The ZNWAN warrants became exercisable on May 16, 2021 and continued to be exercisable through May 16, 2023 at a per share exercise price of $1.00.

As of May 16, 2023, any outstanding ZNWAN warrants expired.

The ZNWAO warrants became exercisable on June 12, 2021 and continued to be exercisable through June 12, 2023 at a per share exercise price of $.25.

As of June 12, 2023, any outstanding ZNWAO warrants expired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on May 28, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAP.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on June 2, 2021 and continue to be exercisable through June 2, 2022 at a per share exercise price of $.25.

On March 21, 2022, the Company extended the termination date of the ZNWAP Warrant by one (1) year from the expiration date of June 2, 2022 to June 2, 2023. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

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

On December 18, 2023, the Company extended the termination date of the ZNWAQ warrant from December 31, 2023 to March 31, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet to a participant. After conclusion of the program on September 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAR.” The warrants were not to be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on June 22, 2021 and continued to be exercisable through June 22, 2022 at a per share exercise price of $.25. Additionally, Zion incurred $115,000 during 2021 in equity issuance costs to an outside party related to this waiver program.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on December 31, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a program consisting of shares of stock to a participant. After conclusion of the program on August 31, 2023, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. Zion incurred $173,000 in equity issuance costs to an outside party related to this waiver program. The Company executed two additional Waiver Term Sheets with the same participant consisting of shares of stock. After conclusion of the program on December 31, 2023, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock that were acquired. During the year ended December 31, 2023, Zion incurred a total of $1,120,000 in equity issuance costs.

During 2023, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 54% of the cash raised through the DSPP. During 2022, two participants in the “Request for Waiver” aspect of the DSPP contributed approximately 77% of the cash raised through the DSPP.

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

The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional five hundred (500) shares of Common Stock at a per share exercise price of $0.05. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.05. The warrant shall have the Company notation of “ZNWAV” under the first tranche, “ZNWAW” under the second tranche and “ZNWAX” under the third tranche.

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

On September 10, 2023, any outstanding ZNWAY warrants expired.

Amendment No. 3 – New Unit Option under the Unit Program

Under our Plan, we provided a Unit Option under Amendment No. 3. This Unit Option period began on May 15, 2023 and terminated on June 15, 2023.

Our Unit Program consisted of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1 and Amendment No.2. Amendment No. 3 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. As mentioned above, this Unit Option began on May 15, 2023 and terminated on June 15, 2023. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional two hundred (200) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWAZ” and will not be registered for trading on the OTCQB or any other stock market or trading market.

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

Amendment No. 4 – New Unit Option under the Unit Program

Under our Plan, we provided a Unit Option under our Unit Program with this Amendment No. 4. This Unit Option period began on November 6, 2023 and terminated on December 31, 2023.

Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 4 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option began on November 6, 2023 and is scheduled to terminate on December 31, 2023, unless extended at the sole discretion of Zion Oil & Gas, Inc. The Unit Option consists of Units of our securities where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWBA” and will not be registered for trading on the OTCQB or any other stock market or trading market.

Plan participants, who enroll into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants re for enrolling into the AMI program and shall receive the above warrant with the Company notation of “ZNWBA.” Existing subscribers to the AMI are entitled to the additional fifty (50) warrants, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants will become exercisable on January 15, 2024, unless extended, and continue to be exercisable through January 15, 2025, unless extended, at a per share exercise price of $0.25.

Amendment No. 5 – Extension of Termination Date to January 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consisted of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended the Unit Program that was to terminate December 31, 2023, but now was scheduled to terminate on January 31, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

For Plan participants who enrolled into the Unit Program with the purchase of at least one Unit and also enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, will receive an additional fifty (50) Warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program. Existing subscribers to the AMI are entitled to the additional fifty (50) warrants once, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants will be first exercisable on February 15, 2024, instead of January 15, 2024 and continue to be exercisable through February 15, 2025, instead of January 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 5 to Prospectus Supplement was December 20, 2023.

Amendment No. 6 – Extension of Termination Date to February 29, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended the Unit Program that was to terminate January 31, 2024, but now will terminate February 29, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

For Plan participants who enroll into the Unit Program with the purchase of at least one Unit and also enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, will receive an additional fifty (50) Warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program. Existing subscribers to the AMI are entitled to the additional fifty (50) warrants once, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants will be first exercisable on March 15, 2024, instead of February 15, 2024 and continue to be exercisable through March 15, 2025, instead of February 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 6 to Prospectus Supplement is January 29, 2024.

For the years ended December 31, 2023, and 2022, approximately $6,949,000, and $19,129,000 were raised under the DSPP program, respectively. The $6,949,000 figure was reduced by $1,120,000 in equity issuance costs to an outside party.

The company raised approximately $2,052,000 from the period January 1, 2024 through March 20, 2024, under the DSPP program.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQB market under the symbol ZNOGW. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

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

As of June 29, 2023, any outstanding ZNWAI warrants expired.

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

Warrants Table

The warrant activity and balances for the year 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2022
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(7,450)	-	424,225
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	03/31/2024	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAQ	$0.05	03/31/2024	-	23,428,348	-	-	23,428,348
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,467,676)	-	35,234,137

Changes during 2023 to:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2023
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	(359,435)	-
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	(545,900)	-
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	(517,875)	-
ZNWAM	$0.05	03/31/2024	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	03/31/2024	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(151,500)	(47,500)	-
ZNWAX	$0.05	07/31/2023	-	818,500	(458,750)	(359,750)	-
ZNWAY	$0.05	09/10/2023		17,450	(3,700)	(13,750)	-
ZNWAZ	$0.25	07/17/2024	-	153,800	-	-	153,800
Outstanding warrants			35,234,137	1,477,250	(790,905)	(6,223,462)	29,697,020

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual consolidated financial obligations for continuing operations at December 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2024	2025	2026	2027	Thereafter	Total
Exploration Related Commitments	1,241	-	-	-	-	1,241

Operating Leases	188	6	6	1	-	201

Employment Agreements	1,814	-	-	-	-	1,814

Total	3,243	6	6	1	-	3,256

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through December 31, 2023, the USD has fluctuated by approximately 3.1% against the NIS (the USD has strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD has fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

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

At December 31, 2023, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $1,635,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2023, exclusive of funds at US banks that earn no interest, was approximately 3.7%.

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

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15 of the Exchange Act, as of December 31, 2023. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2023, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2024 Proxy Statement”) for our 2024 annual meeting of stockholders. The 2024 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference to the 2024 Proxy Statement for the 2024 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference to the 2024 Proxy Statement for the 2024 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference to the 2024 Proxy Statement for the 2024 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference to the 2024 Proxy Statement for the 2024 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2023.

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

10.2	New Megiddo Valleys License 434 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2023)

Number	Description
10.3	Office Lease Agreement between Zion Oil & Gas, Inc., as tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.4*	Third Amendment to Lease Agreement between Zion Oil & Gas, Inc., as tenant and Hartman SPE, LLC, lease commencement date June 1, 2023 and lease expiration date December 31, 2024

10.5	New Megiddo License 428, dated December 3, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 17, 2022)

10.6	Extension of New Megiddo License 428 to February 1, 2023 (incorporated by reference to our Form 10-Q filed with the SEC on August 10, 2022)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W.A. Dunn Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 20, 2024		Date: March 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W.A. Dunn	Chief Executive Officer and Director,	March 20, 2024
Robert W.A. Dunn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 20, 2024
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	President and General Counsel	March 20, 2024
William H. Avery

/s/ Martin M. van Brauman	EVP, Corporate Secretary, Treasurer and Director	March 20, 2024
Martin M. van Brauman

/s/ John M. Brown	Chairman of the Board of Directors	March 20, 2024
John M. Brown

/s/ Paul Oroian	Director	March 20, 2024
Paul Oroian

/s/ John Seery	Director	March 20, 2024
John Seery

/s/ Kent Siegel	Director	March 20, 2024
Kent Siegel

/s/ Gene Scammahorn	Director	March 20, 2024
Gene Scammahorn

/s/ Virginia Prodan	Director	March 20, 2024
Virginia Prodan

/s/ Pandji Putra	Director	March 20, 2024
Pandji Putra

/s/ Sarah Caygill	Director	March 20, 2024
Sarah Caygill

/s/ Jeffrey Moskowitz	Director	March 20, 2024
Jeffrey Moskowitz

/s/ Brad Dacus	Director	March 20, 2024
Brad Dacus

/s/ Javier Mazon	Director	March 20, 2024
Javier Mazon

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zion Oil & Gas, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zion Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2018. PCAOB ID 587
Las Vegas, NV
March 20, 2024

Zion Oil & Gas, Inc.

Consolidated Balance Sheets as of

	December 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Current assets
Cash and cash equivalents	615	1,735
Fixed short term bank and escrow deposits – restricted	1,020	1,379
Prepaid expenses and other	515	600
Other deposits	-	483
Governmental receivables	18	267
Other receivables	123	143
Total current assets	2,291	4,607

Unproved oil and gas properties, full cost method (see Note 4)	16,637	15,889

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $2,215 and $1,455 (see note 2M)	5,510	6,281
Property and equipment, net of accumulated depreciation of $686 and $647	74	112
	5,584	6,393

Right of Use Lease Assets (see Note 8)	194	202

Other assets
Assets held for severance benefits	475	424
Total other assets	475	424

Total assets	25,181	27,515

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	777	1,775
Insurance financing (see note 9G)	432	372
Lease obligation – current (see Note 8)	167	196
Asset retirement obligation	571	571
Accrued liabilities	693	1,032
Total current liabilities	2,640	3,946

Long-term liabilities
Lease obligation – non-current (see Note 8)	24	12
Provision for severance pay	499	457
Total long-term liabilities	523	469

Total liabilities	3,163	4,415

Commitments and contingencies (see Note 9)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at December 31, 2023: Issued and outstanding: 640,002,580 and 524,231,493 shares at December 31, 2023 and 2022, respectively	6,400	5,242
Additional paid-in capital	302,177	296,460
Accumulated deficit	(286,559)	(278,602)
Total stockholders’ equity	22,018	23,100

Total liabilities and stockholders’ equity	25,181	27,515

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Operations

	For the year ended December 2023	For the year ended December 2022
	US$ thousands	US$ thousands
General and administrative	5,193	6,243
Impairment of unproved oil and gas properties	135	45,615
Other	2,627	3,092
Loss from operations	(7,955)	(54,950)

Other income (expense), net
Foreign exchange (loss)	(4)	(93)
Financial gain (expenses), net	2	(34)

Loss before income taxes	(7,957)	(55,077)
Income taxes	-	-

Net loss	(7,957)	(55,077)

Net loss per share of common stock - basic and diluted (in US$)	(0.014)	(0.12)

Weighted-average shares outstanding–basic and diluted (in thousands)	568,351	468,639

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2023 and 2022

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2021	364,324	3,643	277,258	(223,525)	57,376
Funds received from sale of DSPP units and shares and exercise of warrants	159,532	1,595	17,534	-	19,129
Funds received from option exercises	375	4	-	-	4
Value of options granted to employees, directors and others as non-cash compensation	-	-	1,668	-	1,668
Net loss	-	-	-	(55,077)	(55,077)
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100

Funds received from sale of DSPP units and shares and exercise of warrants	115,621	1,156	5,793	-	6,949
Funds received from option exercises	150	2	10	-	12
Costs associated with the issuance of shares	-	-	(1,120)	-	(1,120)
Value of options granted to employees, directors and others as non-cash compensation	-	-	1,034	-	1,034
Net loss	-	-	-	(7,957)	(7,957)
Balances as of December 31, 2023	640,002	6,400	302,177	(286,559)	22,018

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2023	2022
	US$ thousands	US$ thousands
Cash flows from operating activities
Net loss	(7,957)	(55,077)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	767	794
Amortization of Right of Use Lease Asset	260	261
Cost of options issued to employees, directors and others as non-cash compensation	1,034	1,651
Impairment of unproved oil and gas properties	135	45,615
Change in assets and liabilities, net:
Other deposits	483	134
Prepaid expenses and other	85	89
Governmental receivables	249	633
Other receivables	20	340
Lease obligation - current	(281)	(143)
Lease obligation – non current	12	(157)
Severance pay, net	(9)	26
Accounts payable	90	70
Accrued liabilities	(21)	60
Net cash used in operating activities	(5,133)	(5,704)

Cash flows from investing activities
Acquisition of property and equipment	(1)	(17)
Acquisition of drilling rig and related equipment	-	(400)
Investment in unproved oil and gas properties	(2,353)	(15,850)
Net cash used in investing activities	(2,354)	(16,267)

Cash flows from financing activities
Proceeds from exercise of stock options	12	4
Costs paid related to the issuance of new shares	(953)	-
Proceeds from issuance of stock and exercise of warrants	6,949	19,129
Net cash provided by financing activities	6,008	19,133

Net decrease in cash, cash equivalents and restricted cash	(1,479)	(2,838)
Cash, cash equivalents and restricted cash – beginning of period	3,114	5,952
Cash, cash equivalents and restricted cash – end of period	1,635	3,114

Non-cash investing and financing activities:
Unpaid investments in oil and gas properties	670	2,151
Depreciation of oil and gas equipment	32	-
Cost of options capitalized to oil & gas properties	-	17
Unpaid costs of issuance during 2023	167	-
Addition of right of use lease assets and lease obligations	252	136

The accompanying notes are an integral part of the consolidated financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Cash and cash equivalents	615	1,735
Restricted cash included in fixed short-term bank deposits	1,020	1,379
	1,635	3,114

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 24 years of oil & gas exploration in Israel. As of December 31, 2023, the Company has no revenues from its oil and gas operations.

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

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. As previously announced, Zion is deploying new technologies and stimulation methods for its planned re-entry into the MJ-01 well with the objective of potentially unlocking hydrocarbon flows in several identified key zones. Zion has begun tendering service contractors and ancillary items required for efficient operations.

On December 6, 2023, the Israeli Ministry of Energy formally approved a detailed, industry-specific operational framework for the planned re-entry, production tests, and recompletion of the MJ-01 well. The submission of this work plan is a requirement under Israeli law. With the work plan approved, Zion was able to proceed with convening the required Supervisory Committee meeting. This Committee, consisting of a fifteen-member panel, is tasked with reviewing and endorsing the work plan. It also ensures that our planned operations have sufficiently mitigated potential impacts on the land, local roads, surrounding land uses, available water resources, and addressed other environmental and safety concerns. Under Israeli law, the Supervisory Committee is comprised of representatives from the Ministries of Energy, Water, and Environment, and representatives from the local Spring Valley County Council, as well as from the surrounding kibbutzim of Sde Eliyahu (where the rig site is located) and Tirat Zvi (adjacent to Zion’s rig site). Due to the ongoing war between Israel and Hamas, scheduling a meeting with such a large Committee became more complex, as it required finding a date and time suitable for all members.

On February 21, 2024, members of the Supervisory Committee visited our rig site. During this visit, they interacted with staff from Zion Oil & Gas, and our consultants and potential service providers. Some of these interactions occurred at Kibbutz Sde Eliyahu, while others were conducted through video conferencing with participants from the United States, Europe and the Middle East. Following these discussions, the Committee has officially accepted our work plan for the MJ-01 project. This acceptance allows us to sign agreements and secure mobilization dates with our service providers required to commence and complete the project.

During the year ended December 31, 2023, the Company recorded $ nil in non-cash impairment charges to its unproved oil and gas properties. During the year ended December 31, 2022, the Company recorded a non-cash impairment charge of $45,615,000 to its unproved oil and gas properties.

During the year ended December 31, 2023, the Company recorded a non-cash post-impairment charge to its unproved oil and gas properties of $135,000. During the year ended December 31, 2022, the Company did not record any post-impairment charges. (see Note 4).

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

Uncertainty Due to the Russia – Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2023, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

Israel-Hamas War

On October 7, 2023, Hamas, a militant terrorist organization in Gaza, infiltrated southern Israel, killing and injuring at least one thousand Israeli citizens. Roughly 250 Israeli hostages were then taken back to Gaza. This unprovoked attack led the nation of Israel to declare war on Hamas approximately one week later. As of the date of this report, Israel remains at war and there are daily battles inside the Gaza strip. Israel’s stated goals are to completely dismantle the terror infrastructure of Gaza, including its extensive tunnel network and to bring back safely all of the hostages.

There is uncertainty as to how long the war inside the Gaza strip will last. While we acknowledge that uncertainty, the Company is moving forward with its planning and logistics activities. We are working with our international service providers on projected availability timelines and other details. All of these key vendors have expressed willingness to assist Zion in its exploration activities. It is important to note that Zion’s license area is not located near any current combat zones.

COVID-19 Update

The continuing COVID-19 global pandemic has caused significant disruption to the economy and financial markets globally, and the full extent of the potential impacts of COVID-19 are not yet fully known. Circumstances caused by the COVID-19 pandemic are complex, and uncertain. The impact of COVID-19 has not been significant to the Company’s results of operations, financial condition, and liquidity and capital resources. Although no material impairment or other effects have been identified to date, there is substantial uncertainty in the nature and degree of its continued effects over time. That uncertainty affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions as additional events and information become known. The Company will continue to consider the potential impact of the COVID-19 pandemic on its business operations.

B. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2023, the Company incurred a net loss of approximately $8.0 million and had an accumulated deficit of approximately $286.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

During the year ended December 31, 2023, the Company recorded a non-cash post-impairment charge to its unproved oil and gas properties of $135,000. During the year ended December 31, 2022, the Company did not record any post-impairment charges. (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $16,637,000 and $15,889,000 as of December 31, 2023, and 2022, respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

E. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $799,000, and $794,000 for the years ended December 31, 2023, and 2022, respectively. See Footnote 2P for a discussion of the purchase of our drilling rig and related equipment.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our consolidated financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. We have made the same estimates as to the potential impact the Israel-Hamas war may have on our operations. Actual results may differ from these estimates.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2023, and 2022.

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

K. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2023 as the inclusion of 27,086,250 in stock options and 29,697,020 in warrants would be anti-dilutive.

Diluted net loss per share is the same as basic net loss per share for 2022 as the inclusion of 17,758,292 in stock options and 28,035,569 in warrants would be anti-dilutive.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 718. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2023 and 2022, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Zion did not have any related party transactions for the fiscal years ending December 2023 and 2022.

P. Depreciation and Accounting for Drilling Rig and Related Equipment

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

I-35 Drilling Rig & Associated Equipment

	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2021	5,859	642	333	6,834

Asset Additions	-	179	221	400

Asset Depreciation	(634)	-	(117)	(751)

Asset Disposals for Self-Consumption	-	(202)	-	(202)

December 31, 2022	5,225	619	437	6,281

Asset Additions	-	-	-	-

Asset Depreciation	(634)	-	(126)	(760)

Asset Disposals for Self-Consumption	-	(11)	-	(11)

December 31, 2023	4,591	608	311	5,510

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for roll forward information, which is effective for fiscal years beginning after December 15, 2023. Zion adopted this ASU effective January 1, 2023. The adoption of this ASU did not have any impact on its consolidated financial statements.

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

C.	Withdrawals from the funds may be made only upon termination of employment.

D.	As of December 31, 2023, and 2022, the Company had a provision for severance pay of $499,000 and $457,000, respectively, of which all was long-term. As of December 31, 2023, and 2022, the Company had $475,000 and $424,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,538	2,362
Capitalized salary costs	2,444	2,342
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	10,198	9,728
Other costs	39	39
	16,637	15,889

Impairment of unproved oil and gas properties comprised as follows:

	For the year ended December 31,
	2023	2022
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	75	41,430
Capitalized salary costs	-	-
Capitalized interest costs	-	-
Legal and seismic costs, license fees and other preparation costs	60	4,185
	135	45,615

Changes in Unproved oil and gas properties during the years ended December 31, 2023, and 2022, are as follows:

	December 31, 2023		December 31, 2022
	US$ thousands		US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	251		11,717
Capitalized salary costs	102		184
Capitalized interest costs	-		-
Legal and seismic costs, license fees and other preparation costs	530		2,653
Other costs	-		-
Impairment of unproved oil and gas properties	(135)		(45,615)
	748	*	(31,061	)*

*	Inclusive of non-cash amounts of approximately $670,000, and $2,168,000 during the years 2023, and 2022, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Drilling provisions	-	495
Employees related	328	250
Audit and Legal Costs	157	168
Other	208	119
	693	1,032

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2023, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2022, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

iii.	Options to purchase 300,000 shares of Common Stock to one senior officer and one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $39,000.

iv.	Options to purchase 200,000 shares of Common Stock one board member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 5, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $29,000.

v.	Options to purchase 1,600,000 shares of Common Stock to five senior officers and four staff members at an exercise price of $0.15 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $209,000, and will be recognized during the years 2022 and 2023.

vi.	Options to purchase 1,400,000 shares of Common Stock to seven board members, at an exercise price of $0.15 per share. The options vest on January 5, 2023 (one year from the date of grant) and are exercisable through January 5, 2032. The fair value of the options at the date of grant amounted to approximately $182,000, and will be recognized during the years 2022 and 2023.

vii.	Options to purchase 160,000 shares of Common Stock to four staff members, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 17, 2032. These options were granted per the provisions under the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $23,000.

viii.	Options to purchase 200,000 shares of Common Stock to six staff members at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $26,000, and will be recognized during the years 2022 and 2023.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

ix.	Options to purchase 40,000 shares of Common Stock to two consultants at an exercise price of $0.14 per share. The options vest on January 17, 2023 (one year from the date of grant) and are exercisable through January 17, 2032. The fair value of the options at the date of grant amounted to approximately $5,000, and will be recognized during the years 2022 and 2023.

x.	Options to purchase 25,000 shares of Common Stock to one board member, at an exercise price of $0.11 per share. The options vested upon grant and are exercisable through April 1, 2032. The fair value of the options at the date of grant amounted to approximately $2,000.

xi.	Options to purchase 3,210,000 shares of Common Stock to five senior officers, two consultants and ten staff members at an exercise price of $0.15 per share. The options vest on April 15, 2023 (on year from the date of grant) and are exercisable through April 15, 2032. The fair value of the options at the date of grant amounted to approximately $394,000, and will be recognized during the years 2022 and 2023.

xii.	Options to purchase 1,090,000 shares of Common Stock to one senior officer, one board member and five staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through April 15, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $149,000.

xiii.	Options to purchase 3,200,000 shares of Common Stock to eight board members at an exercise price of $0.15 per share. The options vest on April 15, 2023 (one year from the date of grant) and are exercisable through April 15, 2033. The fair value of the options at the date of grant amounted to approximately $393,000.

xiv.	Options to purchase 25,000 shares of Common Stock to one board member, at an exercise price of $0.2350 per share. The options vested upon grant and are exercisable through August 1, 2032. The fair value of the options at the date of grant amounted to approximately $5,000.

xv.	Options to purchase 118,000 shares of Common Stock to two senior officers and four staff members at an exercise price of $0.2350 per share. The options vested upon grant and are exercisable through August 12, 2032. The fair value of the options at the date of grant amounted to approximately $29,000.

xvi.	Options to purchase 75,000 shares of Common Stock to four staff members and one consultant at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through August 12, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $13,000.

xvii.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 01, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $2,000.

xviii.	Options to purchase 2,455,000 shares of Common Stock to four senior officers and thirteen staff members at an exercise price of $0.1797 per share. The options vest on September 23, 2023 (one year from the date of grant) and are exercisable through September 23, 2032. The fair value of the options at the date of grant amounted to approximately $396,000, and will be recognized during the years 2022 and 2023.

xix.	Options to purchase 2,700,000 shares of Common Stock to nine board members at an exercise price of $0.1797 per share. The options vest on September 23, 2023 (one year from the date of grant) and are exercisable through September 23, 2033. The fair value of the options at the date of grant amounted to approximately $436,000, and will be recognized during the years 2022 and 2023.

xx.	Options to purchase 845,000 shares of Common Stock to one senior officer, one board member and four staff members at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 23, 2032. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $149,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

D. Warrants and Options

The Company has reserved 63,788,270 shares of common stock as of December 31, 2023, for the exercise of warrants and options to employees and non-employees, of which 56,783,270 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

	Exercise Price	Number of Shares	Expiration Date	Warrants or Options
	US$
To non-employees
	0.01	10,000	October 01, 2027	Options
	0.01	7,500	January 01, 2028	Options
	0.01	30,000	February 28, 2028	Options
	0.01	80,000	November 18, 2029	Options
	0.01	20,000	August 12, 2032	Options
	0.07	55,000	September 22, 2033	Options
	0.15	50,000	April 15, 2032	Options
	0.16	75,000	December 10, 2029	Options
	1.67	105,000	October 01, 2024	Options

To employees and directors
	0.01	5,000	June 11, 2024	Options
	0.01	20,000	June 05, 2026	Options
	0.01	130,000	January 01, 2027	Options
	0.01	50,000	January 04, 2027	Options
	0.01	60,000	April 17, 2027	Options
	0.01	200,000	May 21, 2027	Options
	0.01	30,000	October 01, 2027	Options
	0.01	62,500	January 01, 2028	Options
	0.01	25,000	January 04, 2028	Options
	0.01	4,000	April 06, 2028	Options
	0.01	25,000	January 6, 2029	Options
	0.01	35,000	September 18, 2029	Options
	0.01	70,000	November 18, 2029	Options
	0.01	35,000	January 05, 2030	Options
	0.01	75,000	January 04, 2031	Options
	0.01	200,000	May 21, 2031	Options
	0.01	300,000	July 17, 2031	Options
	0.01	10,000	September 01, 2031	Options
	0.01	500,000	January 05, 2032	Options
	0.01	55,000	January 17, 2032	Options
	0.01	960,000	April 15, 2032	Options
	0.01	55,000	August 12, 2032	Options
	0.01	10,000	September 01, 2032	Options

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

	Exercise Price		Number of Shares	Expiration Date	Warrants or Options
	US$
	0.01		795,000	September 23, 2032	Options
	0.01		25,000	January 04, 2033	Options
	0.01		10,000	September 01, 2033	Options
	0.01		895,000	September 22, 2033	Options
	0.06		50,000	January 04, 2033	Options
	0.07		25,000	June 08, 2033	Options
	0.07		6,950,000	September 22, 2033	Options
	0.14		240,000	January 17, 2032	Options
	0.15		3,200,000	January 04, 2032	Options
	0.15		6,360,000	April 15, 2032	Options
	0.16		340,000	December 10, 2025	Options
	0.18		25,000	December 02, 2025	Options
	0.18		5,155,000	September 23, 2032	Options
	0.24		25,000	August 01, 2032	Options
	0.24		118,000	August 12, 2032	Options
	0.25		413,000	September 01, 2031	Options
	0.28		25,000	September 03, 2025	Options
	0.28		25,000	September 03, 2029	Options
	0.29		25,000	June 15, 2027	Options
	0.39		1,435,000	July 9, 2031	Options
	0.59		1,400,000	May 21, 2027	Options
	0.59		1,600,000	May 21, 2031	Options
	0.92		350,000	January 4, 2027	Options
	0.92		550,000	January 4, 2031	Options
	1.38		105,307	January 02, 2025	Options
	1.67		300,943	October 01, 2024	Options
	1.78		25,000	September 04, 2024	Options
	2.31		250,000	January 01, 2024	Options
	4.15		25,000	July 02, 2024	Options

To investors

	0.25		153,800	July 17, 2024	Warrants
	0.05		23,428,348	March 31, 2024	Warrants
	0.05		4,376,000	March 31, 2024	Warrants
	1.00		240,068	January 08, 2024	Warrants
	2.00		1,498,804	January 31, 2025	Warrants

Total outstanding	0.38	*	63,788,270

*	Weighted Average

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2022 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2021	9,741,750	0.64

Changes during 2022 to:
Granted to employees, officers, directors and others	17,853,000	0.14
Expired/Cancelled/Forfeited	(828,500)	1.06
Exercised	(375,000)	0.01
Outstanding, December 31, 2022	26,391,250	0.30

Changes during 2023 to:
Granted to employees, officers, directors and others*	8,135,000	0.07
Expired/Cancelled/Forfeited	(285,000)	1.65
Exercised	(150,000)	0.07
Outstanding, December 31, 2023	34,091,250	0.23
Exercisable, December 31, 2023	27,086,250	0.27

The aggregate intrinsic value of options exercised during 2023, and 2022 was approximately $4,000, and $69,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2023, totaling 63,788,270 was approximately $844,000.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2022, totaling 61,625,387 was approximately $493,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2023:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.07	7,005,000	9.73	0.07
—	—	—	—	0.01	5,000	0.45	0.01
—	—	—	—	0.01	20,000	2.43	0.01
—	—	—	—	0.01	130,000	3.01	0.01
—	—	—	—	0.01	50,000	3.01	0.01
—	—	—	—	0.01	60,000	3.30	0.01
—	—	—	—	0.01	200,000	3.39	0.01
—	—	—	—	0.01	40,000	3.75	0.01
—	—	—	—	0.01	70,000	4.01	0.01
—	—	—	—	0.01	25,000	4.01	0.01
—	—	—	—	0.01	30,000	4.16	0.01
—	—	—	—	0.01	4,000	4.27	0.01
—	—	—	—	0.01	25,000	5.02	0.01
—	—	—	—	0.01	35,000	5.72	0.01
—	—	—	—	0.01	150,000	5.89	0.01
—	—	—	—	0.01	35,000	6.02	0.01
—	—	—	—	0.01	75,000	7.02	0.01
—	—	—	—	0.01	200,000	7.39	0.01
—	—	—	—	0.01	300,000	7.55	0.01
—	—	—	—	0.01	10,000	7.67	0.01
—	—	—	—	0.01	500,000	8.02	0.01
—	—	—	—	0.01	55,000	8.05	0.01
—	—	—	—	0.01	960,000	8.30	0.01
—	—	—	—	0.01	75,000	8.62	0.01
—	—	—	—	0.01	10,000	8.68	0.01
—	—	—	—	0.01	795,000	8.74	0.01
—	—	—	—	0.01	25,000	9.02	0.01
—	—	—	—	0.01	10,000	9.68	0.01
—	—	—	—	0.01	895,000	9.73	0.01
—	—	—	—	0.06	50,000	9.02	0.06
—	—	—	—	0.07	25,000	9.44	0.07
—	—	—	—	0.14	240,000	8.08	0.14
—	—	—	—	0.15	3,200,000	8.02	0.15
—	—	—	—	0.15	6,410,000	8.30	0.15
—	—	—	—	0.16	340,000	1.95	0.16
—	—	—	—	0.16	75,000	5.95	0.16
—	—	—	—	0.18	25,000	1.92	0.18
—	—	—	—	0.18	5,155,000	8.74	0.18
—	—	—	—	0.24	25,000	8.59	0.24
—	—	—	—	0.24	118,000	8.62	0.24
—	—	—	—	0.25	50,000	7.67	0.25
—	—	—	—	0.25	363,000	7.67	0.25
—	—	—	—	0.28	25,000	1.16	0.28
—	—	—	—	0.28	25,000	5.68	0.28
—	—	—	—	0.29	25,000	3.46	0.29
—	—	—	—	0.39	1,435,000	7.53	0.39
—	—	—	—	0.59	1,400,000	3.39	0.59
—	—	—	—	0.59	1,600,000	7.39	0.59
—	—	—	—	0.92	350,000	3.01	0.92
—	—	—	—	0.92	550,000	7.02	0.92
—	—	—	—	1.38	105,307	1.01	1.38
—	—	—	—	1.67	405,943	0.75	1.67
—	—	—	—	1.78	25,000	0.68	1.78
—	—	—	—	2.31	250,000	0.01	2.31
—	—	—	—	4.15	25,000	0.50	4.15
0.07	7,005,000		0.07	0.01-4.15	27,086,250		0.27

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2023	2022
Weighted-average fair value of underlying stock at grant date	0.07	$0.16
Dividend yields	—	—
Expected volatility	135%-137%	127%-135%
Risk-free interest rates	3.85%-4.61%	1.37%-3.96%
Expected life (in years)	5.00-5.50	5.00-5.50
Weighted-average grant date fair value	0.06	$0.14

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended December 31,
	2023	2022
Weighted-average fair value of underlying stock at grant date	0.07	$0.16
Dividend yields	—	—
Expected volatility	134%	103%-104%
Risk-free interest rates	4.61%	1.78%-2.84%
Expected life (in years)	10	10.00
Weighted-average grant date fair value	0.06	$0.10

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2023	2022
US$ thousands	US$ thousands
1,031	1,654

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2023	2022
US$ thousands	US$ thousands
3	14

The following table sets forth information about the compensation cost of option issuances recognized and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2023	2022
US$ thousands	US$ thousands
—	17

As of December 31, 2023, there was $320,000 of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2024.

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

As of May 1, 2023, any outstanding ZNWAE warrants expired.

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

The warrants became exercisable on January 8, 2018 and continued to be exercisable through January 8, 2024 at a revised per share exercise price of $.25. The warrant terms provided that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company had the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

On December 14, 2022, the Company extended the termination date of the ZNWAG warrant by one (1) year from the expiration date of January 8, 2023 to January 8, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

As of January 8, 2024, any outstanding ZNWAG warrants expired.

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

On October 29, 2023, any outstanding ZNWAJ warrants expired.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2022.

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

On December 18, 2023, the Company extended the termination date of the ZNWAM warrant from December 31, 2023 to March 31, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

The ZNWAN warrants became exercisable on May 16, 2021 and continue to be exercisable through May 16, 2023 at a per share exercise price of $1.00.

As of May 16, 2023, any outstanding ZNWAN warrants expired.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

The ZNWAO warrants became exercisable on June 12, 2021 and continue to be exercisable through June 12, 2023 at a per share exercise price of $.25.

As of June 12, 2023, any outstanding ZNWAO warrants expired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a program consisting of Zion securities to a participant. After conclusion of the program on June 17, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet for a unit program consisting of a Unit (shares of stock and warrants) to a participant. After conclusion of the program on May 28, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAP.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on June 2, 2021 and continue to be exercisable through June 2, 2022 at a per share exercise price of $.25.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

On December 18, 2023, the Company extended the termination date of the ZNWAQ warrant from December 31, 2023 to March 31, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAR.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on June 22, 2021 and continue to be exercisable through June 22, 2022 at a per share exercise price of $.25. Additionally, Zion incurred $115,000 during 2021 in equity issuance costs to an outside party related to this waiver program.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that will be acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a revised per share exercise price of $.25.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on December 31, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a program consisting of shares of stock to a participant. After conclusion of the program on August 31, 2023, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. Zion incurred $173,000 in equity issuance costs to an outside party related to this waiver program. The Company executed two additional Waiver Term Sheets with the same participant consisting of shares of stock. After conclusion of the program on December 31, 2023, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. During the year ended December 31, 2023, Zion incurred $1,120,000 in equity issuance costs. On January 1, 2024, the Company executed its latest Waiver Term Sheet with the same participant consisting of shares of stock. After conclusion of the program on March 31, 2024, the participant’s Plan account will be credited with the number of shares of the Company’s Common Stock that were acquired.

During 2023, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 54% of the cash raised through the DSPP. During 2022, two participants in the “Request for Waiver” aspect of the DSPP contributed approximately 77% of the cash raised through the DSPP.

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

Amendment No. 2 – New Unit Option under the Unit Program

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional five hundred (500) shares of Common Stock at a per share exercise price of $0.05. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.05. The warrant shall have the Company notation of “ZNWAV” under the first tranche, “ZNWAW” under the second tranche and “ZNWAX” under the third tranche.

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

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 3 – New Unit Option under the Unit Program

Under our Plan, we provided a Unit Option under Amendment No. 3. This Unit Option period began on May 15, 2023 and terminated on June 15, 2023.

Our Unit Program consisted of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1 and Amendment No.2. Amendment No. 3 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. As mentioned above, this Unit Option began on May 15, 2023 and terminated on June 15, 2023. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional two hundred (200) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWAZ” and will not be registered for trading on the OTCQB or any other stock market or trading market.

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

Amendment No. 4 – New Unit Option under the Unit Program

Under our Plan, we provided a Unit Option under our Unit Program with this Amendment No. 4. This Unit Option period began on November 6, 2023 and was scheduled to terminate on December 31, 2023. See Amendment No 5 below for data on an extension.

Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 4 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option began on November 6, 2023 and terminated on December 31, 2023. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWBA” and will not be registered for trading on the OTCQB or any other stock market or trading market.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Plan participants, who enrolled into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants were for enrolling into the AMI program and received the above warrant with the Company notation of “ZNWBA.” Existing subscribers to the AMI were entitled to the additional fifty (50) warrants, if they purchased at least one (1) Unit during the Unit program.

The ZNWBA warrants became exercisable on January 15, 2024, and continue to be exercisable through January 15, 2025, unless extended, at a per share exercise price of $0.25. See Amendment No. 5 below for new dates.

Amendment No. 5 – Extension of Termination Date to January 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consisted of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended the Unit Program that was to terminate December 31, 2023, but now was scheduled to terminate on January 31, 2024. The Unit Option Program consisted of Units of our securities where each Unit (priced at $250.00) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTC Markets on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was to be credited with the number of shares of the Company’s Common Stock and Warrants to be acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the company notation of “ZNWBA.” The warrants will not be registered for trading on the OTC Markets or any other stock market.

For Plan participants who enrolled into the Unit Program with the purchase of at least one Unit and also enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, will receive an additional fifty (50) Warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program. Existing subscribers to the AMI are entitled to the additional fifty (50) warrants once, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants will be first exercisable on February 15, 2024, instead of January 15, 2024 and continue to be exercisable through February 15, 2025, instead of January 15, 2025, unless extended, at a per share exercise price of $0.25.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 5 to Prospectus Supplement was December 20, 2023.

Amendment No. 6 – Extension of Termination Date to February 29, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate January 31, 2024, but now was scheduled to terminate February 29, 2024. The Unit Option Program consists of Units of our securities where each Unit (priced at $250.00) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTC Markets on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was to be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the company notation of “ZNWBA.” The warrants will not be registered for trading on the OTC Markets or any other stock market.

For Plan participants who enroll into the Unit Program with the purchase of at least one Unit and also enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, will receive an additional fifty (50) Warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program. Existing subscribers to the AMI are entitled to the additional fifty (50) warrants once, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants were to be exercisable on March 15, 2024, instead of February 15, 2024 and continue to be exercisable through March 15, 2025, instead of February 15, 2025, unless extended, at a per share exercise price of $0.25.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 6 to Prospectus Supplement was January 29, 2024.

Amendment No. 7 – Extension of Termination Date to March 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we are extending the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We are extending under our Unit Program that was to terminate February 29, 2024, but now will terminate March 31, 2024. The Unit Option Program consists of Units of our securities where each Unit (priced at $250.00) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTC Markets on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account will be credited with the number of shares of the Company’s Common Stock and Warrants that are acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the company notation of “ZNWBA.” The warrants will not be registered for trading on the OTC Markets or any other stock market.

For Plan participants who enroll into the Unit Program with the purchase of at least one Unit and also enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month or more, will receive an additional fifty (50) Warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants are for enrolling into the AMI program. Existing subscribers to the AMI are entitled to the additional fifty (50) warrants once, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants will be first exercisable on April 15, 2024, instead of March 15, 2024 and continue to be exercisable through April 15, 2025, instead of March 15, 2025, unless extended, at a per share exercise price of $0.25.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 6 to Prospectus Supplement is February 26, 2024.

For the years ended December 31, 2023, and 2022, approximately $6,949,000, and $19,129,000 were raised under the DSPP program, respectively. The $6,949,000 figure was reduced by $1,120,000 in equity issuance costs to an outside party.

The company raised approximately $2,052,000 from the period January 1, 2024 through March 20, 2024, under the DSPP program.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQB market under the symbol ZNOGW. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

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

As of June 29, 2023, any outstanding ZNWAL warrants expired.

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

G. Warrant Tables

The warrant activity and balances for the year 2022 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2021	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2022
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	-	243,853
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	-	2,144,099
ZNWAF	$1.00	08/14/2023	359,435	-	-	-	359,435
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	-	372,400
ZNWAI	$3.00	06/29/2023	640,710	-		-	640,710
ZNWAJ	$1.00	10/29/2023	545,900	-	-	-	545,900
ZNWAK	$0.01	02/25/2023	431,675	-	(7,450)	-	424,225
ZNWAL	$2.00	08/26/2023	517,875	-	-	-	517,875
ZNWAM	$0.05	07/15/2023	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,660	100	-	-	267,760
ZNWAO	$0.25	06/12/2023	174,970	-	(310)	-	174,660
ZNWAP	$0.25	06/02/2023	439,916	-	(439,916)	-	-
ZNWAQ	$0.05	07/06/2023	-	23,428,348	-	-	23,428,348
ZNWAR	$0.25	06/23/2023	1,020,000	-	(1,020,000)	-	-
Outstanding warrants			13,273,365	23,428,448	(1,467,676)	-	35,234,137

The warrant activity and balances for the year 2023 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2022	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 12/31/2023
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	(359,435)	-
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	(545,900)	-
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	(517,875)	-
ZNWAM	$0.05	03/31/2024	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	03/31/2024	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(151,500)	(47,500)	-
ZNWAX	$0.05	07/31/2023	-	818,500	(458,750)	(359,750)	-
ZNWAY	$0.05	09/10/2023		17,450	(3,700)	(13,750)	-
ZNWAZ	$0.25	07/17/2024	-	153,800	-	-	153,800
Outstanding warrants			35,234,137	1,477,250	(790,905)	(6,223,462)	29,697,020

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

H. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with an expiration date beyond the balance sheet date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,E,I	March 2013 – December 2014	2.00	January 31, 2025
ZNWAG Warrants	B,E,K	October 2017 – December 2017	1.00	January 08, 2024
ZNWAM Warrants	C,F,J	January 2021 – March 2021	0.05	March 31, 2024
ZNWAQ Warrants	C,F,J	June 2021	0.05	March 31, 2024
ZNWAS Warrants	D	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	D	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	D	October – November 2022	0.25	December 31, 2025
ZNWAZ Warrants	G	May – June 2023	.25	July 17, 2024
ZNWBA Warrants	H	November – December 2023	.25	January 15, 2025

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year. On June 16, 2023, the Company extended the expiration date of the Warrants to September 6, 2023. On August 21, 2023, the Company extended the expiration date of the Warrants to October 31, 2023. On October 19, 2023, the Company extended the expiration date of the Warrants to December 31, 2023.

D	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

E	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

F	The warrant exercise price was lowered to $0.05 on December 28, 2022.

G	On May 15, 2023, the Company announced a new Unit Offering and the related ZNWAZ warrant.

H	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

I	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

J	On December 18, 2023, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to March 31, 2024.

K	On January 8, 2024, any outstanding warrants expired.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2023 and 2022.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below:

	December 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Deferred tax assets:
Net operating loss carry forwards	58,977	57,521
Other	3,869	3,612
Total gross deferred tax assets	62,846	61,133
Less – valuation allowance	(59,036)	(57,448)
Net deferred tax assets	3,810	3,685

Deferred tax liabilities:
Property and equipment	153	101
Other	(469)	(449)
Unproved oil and gas properties	(3,494)	(3,337)
Total gross deferred tax liabilities	(3,810)	(3,685)

Net deferred tax asset	-	-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $280,842,748 prior to the expiration of some of the net operating loss carry forwards between 2023 and 2044. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2023 and 2022.

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

At December 31, 2023, the Company has available federal net operating loss carry forwards of approximately $280,842,748 to reduce future U.S. taxable income.

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

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2023, the Company has available net operating loss carry forwards of approximately $192,330,000 to reduce future Israeli taxable income. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2023.

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

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended December 31, 2023	Year ended December 31, 2022
	US$ thousands	US$ thousands
Pre-tax loss as reported	(7,957)	(55,077)

U.S. statutory tax rate	21%	21%
Theoretical tax expense	(1,671)	(11,566)

Increase in income tax expense resulting from:

Permanent differences	2	-
Change in valuation allowance	1,669	11,556
Income tax expense	-	-

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2020.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2018 tax year can be regarded as final.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 8 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	US$ thousands	US$ thousands
Operating lease assets	$194	$202

Operating lease liabilities:
Current operating lease liabilities	$167	$196
Non-current operating lease liabilities	$24	$12
Total operating lease liabilities	$191	$208

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2023 are:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	1.2	0.9
Weighted average discount rate	5.6%	4.3%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the balance sheets as of December 31, 2023:

US$ thousands
2024	184
2025	6
2026	6
2027	-
Thereafter	-
Total undiscounted future minimum lease payments	196
Less: portion representing imputed interest	(5)
Total undiscounted future minimum lease payments	191

Operating lease costs were $293,000 and $274,000 for the years ended December 31, 2023, and 2022, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $269,000 and $285,000 for the years ended December 31, 2023, and 2022, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $252,000 and $136,000 for the years ended December 31, 2023, and 2022, respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies

A. Securities and Exchange Commission (“SEC”) Investigation

As previously disclosed by the Company, on June 21, 2018, the Fort Worth Regional Office of the SEC informed Zion that it was conducting a formal, non-public investigation and asked that we provide certain information and documents in connection with its investigation. Since that date, we fully cooperated with the SEC and furnished all requested documentation.

On April 5, 2023, the Company received from the Fort Worth Regional Office of the SEC written notice to the Company concluding the investigation as to the Company and advising that the SEC does “not intend to recommend an enforcement action by the Commission against Zion.”

B. Litigation

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

The Company is not subject to any litigation at the present time.

C. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Joseph License area and the present New Megiddo License 428 to be approximately $571,000 based on current cost rather than Net Present Value. The Company expects to incur such costs during 2024. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2023	2022
	US$ thousands	US$ thousands
Asset Retirement Obligations, Beginning Balance	571	571
Liabilities Settled	-	-
Revision of Estimate	-	-
Retirement Obligations, Ending Balance	571	571

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

As of December 31, 2023 and 2022, the Company accrued nil and nil for license regulatory matters.

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2023 and 2022, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

F. Office and Vehicle Leases

(i) The Company’s corporate office in Dallas, Texas is under lease for 8,774 square feet. On October 4, 2023, the Company and Hartman signed a Third Amendment to the Lease Agreement (“Third Amendment”) whereby the Lease extended from June 1, 2023 through December 31, 2024, for a total of 19 months. The monthly payments to be paid are as follows: (1) basic rent of $7,677.25, (2) common area maintenance of $2,917.36, (3) taxes and insurance of $1,593.94 and (4) electricity charges of $1,703.62.

(ii) On November 13, 2020, the Company and GM Financial (as Lessor) signed a motor vehicle lease agreement for a 2020 Chevy Equinox. The first payment of $447.77 was due on November 13, 2020 and this was paid on or around that date. The lease called for 38 additional payments, from December 2020 through January 2024, of $447.77 so that the sum of all 39 payments was $17,463.03. At the inception of the lease, and in addition to the sum of the 39 payments, lease signing bonuses provided an initial $1,500 reduction of the lease cost on November 13, 2020. The value at the end of the lease had a residual value of $15,193.60 per the terms of the lease agreement. Additionally, the Company must pay the Lessor $.25 cents per mile for each mile in excess of 20,000 annual miles. This lease was treated as an operating lease.

The 2020 Chevrolet Equinox was returned to the dealership in November 2023 and the lease was effectively terminated without any payment for excess mileage.

(iii) On November 14, 2023, the Company and GM Financial (as Lessor) signed a motor vehicle lease agreement for a 2023 Chevy Equinox. The first payment of $499.32 was due on November 14, 2023 and this was paid on or around that date. The lease calls for 38 additional payments, from December 2023 through January 2027, of $499.32 so that the sum of all 39 payments is $19,473.48. At the inception of the lease, and in addition to the sum of the 39 payments, lease signing bonuses provided an initial $1,500 reduction of the lease cost on November 14, 2023. The value at the end of the lease has a residual value of $14,011.40 per the terms of the lease agreement. Additionally, the Company must pay the Lessor $.25 cents per mile for each mile in excess of 20,000 annual miles. This lease is treated as an operating lease.

At December 31, 2023, and continuing through the date of this Form 10-K report, all payments have been paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

(iv) The Company’s field office in Caesarea, Israel is under lease for 6,566 square feet.

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised its option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $12,800) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2023 and 2022 were $400,000 and 400,000 respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

The future minimum lease payments as of December 31, 2023, are as follows:

US$ thousands
2024	181
2025	5
2026	5
2027 and thereafter	-
191

G. Insurance Financing

Effective December 28, 2023, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $441,598. A cash down payment of $68,733 was paid on December 13, 2023. Under the terms of the insurance financing, payments of $37,287, which include interest at the rate of 13.4% per annum, are due each month for 10 months commencing on January 28, 2024.

As of December 31, 2023 and 2022, the Company had contractual obligations to pay for various lines of insurance, including directors and officers, rig and third party liability. The balances for insurance financing were $432,000 and $372,000, respectively.

H. Bank Guarantees

As of December 31, 2023, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $944,000) and others (approximately $90,000) with respect to its drilling operation in an aggregate amount of approximately $1,034,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

I. Vendor concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. There are three suppliers in 2023 and four suppliers in 2022 that represent 10% or more of the Company’s accounts payable outstanding balance, respectively.

J. Recent Market Conditions – Coronavirus Pandemic and Israel-Hamas War

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

On October 7, 2023, Hamas, a militant terrorist organization in Gaza, infiltrated southern Israel, killing and injuring at least one thousand Israeli citizens. Roughly 250 Israeli hostages were then taken back to Gaza. This unprovoked attack led the nation of Israel to declare war on Hamas approximately one week later. As of the date of this report, Israel remains at war and there are daily battles inside the Gaza strip. Israel’s stated goals are to completely dismantle the terror infrastructure of Gaza, including its extensive tunnel network and to bring back safely all of the hostages.

There is uncertainty as to how long the war inside the Gaza strip will last. While we acknowledge that uncertainty, the Company is moving forward with its planning and logistics activities. We are working with our international service providers on projected availability timelines and other details. All of these key vendors have expressed willingness to assist Zion in its exploration activities. It is important to note that Zion’s license area is not located near any current combat zones.

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2022-2023 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2023 through December 31, 2023, the USD has fluctuated by approximately 3.1% against the NIS (the USD has strengthened relative to the NIS). Also, during the period January 1, 2022 through December 31, 2022, the USD has fluctuated by approximately 13.2% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2023, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $1,635,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2023, exclusive of funds at US banks that earn no interest, was approximately 3.7%. At December 31, 2022, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $3,114,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2022, exclusive of funds at US banks that earn no interest, was approximately 0.6%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly consolidated financial information for 2023 and 2022:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
2023:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,139)	(2,334)	(1,743)	(1,741)

Net (loss) gain per share – basic and diluted	(0.004)	(0.004)	(0.003)	(0.003)
Weighted-average shares outstanding–basic and diluted (in thousands)	531,023	542,812	578,497	618,233

2022:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,166)	(2,597)	(2,374)	(47,940)

Net (loss) gain per share – basic and diluted	(0.01)	(0.01)	(0.01)	(0.09)
Weighted-average shares outstanding–basic and diluted (in thousands)	404,817	471,946	484,678	509,587

Note 12 - Subsequent Events

(i) On January 4, 2024, the Company granted options under the 2021 Omnibus Incentive Plan to one senior officer, to purchase 25,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2034. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $2,000.

(ii) On January 4, 2024, the Company granted options under the 2021 Omnibus Incentive Plan to five senior officers and two staff members to purchase 175,000 shares of Common Stock at an exercise price of $0.07 per share. The options vested upon grant and are exercisable through January 4, 2034. The fair value of the options at the date of grant amounted to approximately $11,000.

(iii) Approximately $2,052,000 was collected through the Company’s DSPP program during the period January 1, 2024 through March 20, 2024.

The Company has evaluated subsequent events through March 20, 2024, the date the financial statements were available to be issued. Except as disclosed above, no other events have occurred that would require adjustment to or disclosure in these financial statements.