Form 10-Q
period 2024-03-31
ZION OIL & GAS INC
filed 2024-05-08
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2024;

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

As of May 6, 2024, Zion Oil & Gas, Inc. had outstanding 733,547,697  shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	March 31, 2024	December 31, 2023
	US$ thousands	US$ thousands
	(unaudited)
Current assets
Cash and cash equivalents	1,115	615
Fixed short term bank and escrow deposits – restricted	1,031	1,020
Prepaid expenses and other	415	515
Governmental receivables	27	18
Other receivables	445	123
Total current assets	3,033	2,291

Unproved oil and gas properties, full cost method (see Note 4)	16,943	16,637

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $2,405 and $2,215 (see note 2I)	5,319	5,510
Property and equipment, net of accumulated depreciation of $693 and $686	75	74
	5,394	5,584

Right of Use Lease Assets (see Note 5)	956	194

Other assets
Assets held for severance benefits	489	475
Total other assets	489	475

Total assets	26,815	25,181

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	674	777
Insurance financing (see note 6D)	388	432
Lease obligation – current (see Note 5)	224	167
Asset retirement obligation	571	571
Accrued liabilities	617	693
Total current liabilities	2,474	2,640

Long-term liabilities
Lease obligation – non-current (see Note 5)	708	24
Provision for severance pay	506	499
Total long-term liabilities	1,214	523

Total liabilities	3,688	3,163

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at March 31, 2024: Issued and outstanding: 709,445,335 and 640,002,580 shares at March 31, 2024 and December 31, 2023, respectively	7,094	6,400
Additional paid-in capital	304,354	302,177
Accumulated deficit	(288,321)	(286,559)
Total stockholders’ equity	23,127	22,018

Total liabilities and stockholders’ equity	26,815	25,181

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended
	March 31,
	2024	2023
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
General and administrative	1,175	1,503
Other	599	583
Post impairment of unproved oil and gas properties	-	45
Loss from operations	(1,774)	(2,131)

Other expense, net
Foreign exchange (loss)	21	(2)
Financial (expenses), net	(9)	(6)

Loss, before income taxes	(1,762)	(2,139)
Income taxes	-	-

Net loss	(1,762)	(2,139)

Net loss, per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)

Weighted-average shares outstanding
Basic and diluted (in thousands)	667,023	531,023

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2024

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	Deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2023	640,002	6,400	302,177	(286,559)	22,018
Funds received from sale of DSPP units and shares and exercise of warrants	69,372	693	2,864	—	3,557
Costs associated with the issuance of shares	—	—	(816)	—	(816)
Funds received from option exercises	71	1	6	—	7
Value of options granted to employees, directors and others as non-cash compensation	—	—	123	—	123
Net loss	—	—	—	(1,762)	(1,762)
Balances as of March 31, 2024	709,445	7,094	304,354	(288,321)	23,127

For the three months ended March 31, 2023

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	Thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100
Funds received from sale of DSPP units and shares and exercise of warrants	9,357	94	698	—	792
Funds received from option exercises	125	1	7	—	8
Value of options granted to employees, directors and others as non-cash compensation	—	—	417	—	417
Net loss	—	—	—	(2,139)	(2,139)
Balances as of March 31, 2023	533,713	5,337	297,582	(280,741)	22,178

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the three months ended March 31,
	2024	2023
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(1,762)	(2,139)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	192	200
Amortization of Right of Use Lease Assets	67	67
Cost of options issued to employees, directors and others as non-cash compensation	123	417
Post impairment of unproved oil and gas properties	-	45
Change in assets and liabilities, net:
Other deposits	-	328
Prepaid expenses and other	100	19
Governmental receivables	(9)	241
Other receivables	(322)	4
Lease obligation – current and non-current	(88)	(71)
Severance payable, net	(7)	3
Accounts payable	(130)	26
Accrued liabilities	(167)	(57)
Net cash used in operating activities	(2,003)	(917)

Cash flows from investing activities
Acquisition of property and equipment	(7)	-
Investment in unproved oil and gas properties	(317)	(838)
Net cash used in investing activities	(324)	(838)

Cash flows from financing activities
Proceeds from exercise of stock options	7	8
Costs paid related to the issuance of new shares	(726)	-
Proceeds from issuance of stock and exercise of warrants	3,557	792
Net cash provided by financing activities	2,838	800

Net (decrease)/increase in cash, cash equivalents and restricted cash	511	(955)
Cash, cash equivalents and restricted cash – beginning of period	1,635	3,114
Cash, cash equivalents and restricted cash – end of period	2,146	2,159

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Depreciation of oil and gas equipment	5	-
Unpaid investments in oil & gas properties	659	1,515
Unpaid costs of issuance during 2024	90	-
Addition of right of use lease assets and lease obligations	829	-

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31, 2024	December 31, 2023
	US$ thousands	US$ thousands
Cash and cash equivalents	1,115	615
Restricted cash included in fixed long-term bank deposits	1,031	1,020
	2,146	1,635

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 24 years of oil & gas exploration in Israel. As of March 31, 2024, the Company has no revenues from its oil and gas operations.

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

We have begun working on visa applications for our rig crew in preparation for their entry into Israel. Upon the completion of the work visa process, the crew will travel to Israel and begin inspecting the rig to make sure it conforms to industry requirements for workover operations. Afterwards, the crew will rig down, slide the drilling rig over several meters and rig up on the MJ-01 well location. The crew will then open the well and continue to follow the approved work plan in conjunction with the selected service providers. This should occur toward the end of Q2 or early Q3 depending on subsurface conditions encountered during the reopening phase and contractor scheduling availability.

We have made strategic adjustments to control both cost and time. Despite the typical delays during Passover, which this year began on the evening of April 22nd and ended on the evening of April 30th, we have satisfied all regulatory requirements necessary to commence operations, including, as previously mentioned, approval by the Supervisory Committee. We are ready and moving forward.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the year ending December 31, 2024 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2024, the Company incurred a net loss of approximately $1.8 million and had an accumulated deficit of approximately $288 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

To carry out planned operations, the Company must raise additional funds through additional equity and/or debt issuances or through profitable operations. There can be no assurance that this capital or positive operational income will be available to the Company, and if it is not, the Company may be forced to curtail or cease exploration and development activities. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2024 as the inclusion of 26,965,575 in stock options and 29,456,952 in warrants would be anti-dilutive.

Diluted net loss per share is the same as basic net loss per share for 2023 as the inclusion of 14,901,250 in stock options and 35,096,362 in warrants would be anti-dilutive.

B. Use of Estimates

The preparation of the accompanying unaudited consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations, borrowing rate of interest consideration for leases accounting and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated condensed financial statements in future periods.

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our consolidated condensed financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. We have made the same estimates as to the potential impact the Israel-Hamas war may have on our operations. Actual results may differ from these estimates.

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

During the three months ended March 31, 2024, the Company did not record any post-impairment charges.

During the three months ended March 31, 2023, the Company recorded post-impairment charges of $45,000.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $16,943,000 and $16,637,000 as of March 31, 2024 and December 31, 2023, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables. accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2024, and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

E. Stock-Based Compensation

ASC 718, “Compensation – Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated condensed financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”: The amendments in this update are to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on current accounting practices. The ASU improves various financial instrument topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 with early application permitted. Zion adopted ASU 2020-03 in the first quarter of 2023. The adoption of this ASU did not have any impact on its consolidated condensed financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires companies to apply the definition of a performance obligation under ASC 606 to recognize and measure contract assets and contract liabilities relating to contracts with customers acquired in a business combination. Prior to the adoption of this ASU, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The ASU results in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC 606. The ASU is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. Zion adopted ASU 2021-08 in the first quarter of 2023. The adoption of this ASU did not have a material impact on our consolidated condensed financial statements; the impact in future periods will be dependent upon the contract assets acquired and contract liabilities assumed in any future business combinations.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50). The ASU requires companies to disclose information about supplier finance programs, including key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period, and a description of where the amounts are presented. The new standard does not affect the recognition, measurement, or financial statement presentation of supplier finance obligations. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods, except for roll forward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of this ASU did not have any impact on its consolidated condensed financial statements.

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2024 had a significant impact on our consolidated condensed financial position, results of operations, or cash flow.

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

Zion uses the First In First Out (“FIFO”) method of accounting for the spare parts, meaning that the earliest items purchased will be the first item charged to the well in which the spare parts gets consumed.

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

See the table below for a reconciliation of the rig-related activity during the quarter ended March 31, 2024:

I-35 Drilling Rig & Associated Equipment:

	Three-month period ended March 31, 2024
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2023	4,591	608	311	5,510
Asset Additions	-	-	-	-
Asset Depreciation	(159)	-	(32)	(191)
Asset Disposals for Self-Consumption	-	-	-	-
March 31, 2024	4,432	608	279	5,319

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

During the three months ended March 31, 2024, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to five senior officers and two staff members at an exercise price of $0.07 per share. The options vested upon grant and are exercisable through January 4, 2034. The fair value of the options at the date of grant amounted to approximately $11,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2034. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $1,800.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

During the three months ended March 31, 2023, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.	Options to purchase 175,000 shares of Common Stock to five senior officers and one staff member at an exercise price of $0.0615 per share. The options vested upon grant and are exercisable through January 4, 2033. The fair value of the options at the date of grant amounted to approximately $9,000.

ii.	Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2033. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $1,500.

B. Stock Options

The stock option transactions since January 1, 2024 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2023	34,091,250	0.23

Changes during 2024 to:
Granted to employees, officers, directors and others	200,000	0.07
Expired/Cancelled/Forfeited	(250,000)	2.31
Exercised	(70,675)	0.10
Outstanding, March 31, 2024	33,970,575	0.22
Exercisable, March 31, 2024	26,965,575	0.25

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of March 31, 2024:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.07	7,005,000	9.48	0.07	—	—	—	—
—	—	—	—	0.01	5,000	0.20	0.01
—	—	—	—	0.01	20,000	2.18	0.01
—	—	—	—	0.01	130,000	2.76	0.01
—	—	—	—	0.01	50,000	2.76	0.01
—	—	—	—	0.01	60,000	3.05	0.01
—	—	—	—	0.01	200,000	3.14	0.01
—	—	—	—	0.01	40,000	3.50	0.01
—	—	—	—	0.01	70,000	3.76	0.01
—	—	—	—	0.01	25,000	3.76	0.01
—	—	—	—	0.01	30,000	3.92	0.01
—	—	—	—	0.01	4,000	4.02	0.01
—	—	—	—	0.01	25,000	4.77	0.01
—	—	—	—	0.01	35,000	5.47	0.01
—	—	—	—	0.01	150,000	5.64	0.01
—	—	—	—	0.01	35,000	5.77	0.01
—	—	—	—	0.01	75,000	6.77	0.01
—	—	—	—	0.01	200,000	7.14	0.01
—	—	—	—	0.01	300,000	7.30	0.01
—	—	—	—	0.01	10,000	7.42	0.01
—	—	—	—	0.01	500,000	7.77	0.01
—	—	—	—	0.01	55,000	7.80	0.01
—	—	—	—	0.01	960,000	8.05	0.01
—	—	—	—	0.01	75,000	8.37	0.01
—	—	—	—	0.01	10,000	8.43	0.01
—	—	—	—	0.01	795,000	8.49	0.01
—	—	—	—	0.01	25,000	8.77	0.01
—	—	—	—	0.01	10,000	9.43	0.01
—	—	—	—	0.01	895,000	9.48	0.01
—	—	—	—	0.01	25,000	9.77	0.01
—	—	—	—	0.06	50,000	8.77	0.06
—	—	—	—	0.07	25,000	9.19	0.07
—	—	—	—	0.07	125,000	9.77	0.07
—	—	—	—	0.14	240,000	7.80	0.14
—	—	—	—	0.15	3,200,000	7.77	0.15
—	—	—	—	0.15	6,389,325	8.05	0.15
—	—	—	—	0.16	340,000	1.70	0.16
—	—	—	—	0.16	75,000	5.70	0.16
—	—	—	—	0.18	25,000	1.67	0.18
—	—	—	—	0.18	5,155,000	8.49	0.18
—	—	—	—	0.24	25,000	8.34	0.24
—	—	—	—	0.24	118,000	8.37	0.24
—	—	—	—	0.25	50,000	7.42	0.25
—	—	—	—	0.25	363,000	7.42	0.25
—	—	—	—	0.28	25,000	1.43	0.28
—	—	—	—	0.28	25,000	5.43	0.28
—	—	—	—	0.29	25,000	3.21	0.29
—	—	—	—	0.39	1,435,000	7.28	0.39
—	—	—	—	0.59	1,400,000	3.14	0.59
—	—	—	—	0.59	1,600,000	7.14	0.59
—	—	—	—	0.92	350,000	2.76	0.92
—	—	—	—	0.92	550,000	6.77	0.92
—	—	—	—	1.38	105,307	0.76	1.38
—	—	—	—	1.67	405,943	0.50	1.67
—	—	—	—	1.78	25,000	0.43	1.78
—	—	—	—	4.15	25,000	0.25	4.15
0.07	7,005,000		0.07	0.01-4.15	26,965,575		0.25

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended March 31,
	2024	2023
Weighted-average fair value of underlying stock at grant date	$0.07	$0.06
Dividend yields	—	—
Expected volatility	133%	137%
Risk-free interest rates	3.97%	3.85%
Expected lives (in years)	5.00	5.00
Weighted-average grant date fair value	$0.07	$0.06

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended March 31,
2024	2023
US$ thousands	US$ thousands
122	415

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended March 31,
2024	2023
US$ thousands	US$ thousands
1	2

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended March 31,
2024	2023
US$ thousands	US$ thousands
—	—

As of March 31, 2024, there was $211,000 of unrecognized compensation cost related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2024.

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

On March 28, 2024, the Company extended the termination date of the ZNWAM warrant from March 31, 2024 to December 31, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On March 28, 2024, the Company extended the termination date of the ZNWAQ warrant from March 31, 2024 to December 31, 2024. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a program consisting of shares of stock to a participant. After conclusion of the program on August 31, 2023, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. Zion incurred $173,000 in equity issuance costs to an outside party related to this waiver program. The Company executed two additional Waiver Term Sheets with a participant consisting of shares of stock. After conclusion of the program on December 31, 2023, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. During the year ended December 31, 2023, Zion incurred $1,120,000 in equity issuance costs.

On January 1, 2024, the Company executed a Waiver Term Sheet with a participant consisting of shares of stock. After conclusion of the program on March 31, 2024, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. During the quarter ended March 31, 2024, Zion incurred $816,000 in equity issuance costs. During the quarter ended March 31, 2023, Zion did not incur any equity issuance costs.

On April 1, 2024, the Company executed its latest Waiver Term Sheet with a participant consisting of shares of stock. This latest Waiver Term Sheet terminates at the earlier of: (a) a maximum purchase of $10,000,000 through the DSPP, (b) October 1, 2024 or (c) the closing price of Zion’s stock is 15 cents per share for five (5) consecutive days.

During 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 59% of the net cash raised through the DSPP.

During 2023, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 54% of the net cash raised through the DSPP.

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

The date of this Amendment No. 5 to Prospectus Supplement was December 20, 2023.

Amendment No. 6 – Extension of Termination Date to February 29, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended the Unit Program that was to terminate January 31, 2024, but now was scheduled to terminate February 29, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The date of this Amendment No. 6 to Prospectus Supplement was January 29, 2024.

Amendment No. 7 – Extension of Termination Date to March 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate February 29, 2024, but now will terminate March 31, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The date of this Amendment No. 7 to Prospectus Supplement was February 26, 2024.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Amendment No. 8 – Extension of Termination Date to April 30, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate March 31, 2024, but now will terminate April 30, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The ZNWBA warrants will be first exercisable on May 15, 2024, instead of April 15, 2024 and continue to be exercisable through May 15, 2025, instead of April 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 8 to Prospectus Supplement was March 23, 2024.

Amendment No. 9 – Extension of Termination Date to May 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate April 30, 2024, but now will terminate May 31, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The ZNWBA warrants will be first exercisable on June15, 2024, instead of May 15, 2024 and continue to be exercisable through June 15, 2025, instead of May 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 9 to Prospectus Supplement was April 24, 2024.

For the three months ended March 31, 2024, and 2023, approximately $3,557,000 and $792,000 were raised under the DSPP program, respectively. The $3,557,000 figure was reduced by $816,000 in equity issuance costs to an outside party resulting in net cash provided of $2,741,000.

The company raised approximately $1,959,000 from the period April 1, 2024 through May 7, 2024, under the DSPP program.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Table

The warrants balances at December 31, 2023 and transactions since January 1, 2024 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2023	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2024
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	12/31/2024	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	12/31/2024	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800		-	-	153,800
Outstanding warrants			29,697,020	-	-	(240,068)	29,456,952

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

G. Warrant Descriptions

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with an expiration date beyond the balance sheet date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,E,I	March 2013 – December 2014	2.00	January 31, 2025
ZNWAM Warrants	C,F,J,K	January 2021 – March 2021	0.05	December 31, 2024
ZNWAQ Warrants	C,F,J,K	June 2021	0.05	December 31, 2024
ZNWAS Warrants	D	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	D	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	D	October – November 2022	0.25	December 31, 2025
ZNWAZ Warrants	G	May – June 2023	.25	July 17, 2024
ZNWBA Warrants	H	November – December 2023	.25	June 15, 2025

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year. On June 16, 2023, the Company extended the expiration date of the Warrants to September 6, 2023. On August 21, 2023, the Company extended the expiration date of the Warrants to October 31, 2023. On October 19, 2023, the Company extended the expiration date of the Warrants to December 31, 2023.

D	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

E	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

F	The warrant exercise price was lowered to $0.05 on December 28, 2022.

G	On May 15, 2023, the Company announced a new Unit Offering and the related ZNWAZ warrant.

H	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

I	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

J	On December 18, 2023, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to March 31, 2024.

K	On March 23, 2024, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to December 31, 2024.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31, 2024	December 31, 2023
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,592	2,538
Capitalized salary costs	2,470	2,444
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	10,424	10,198
Other costs	39	39
	16,943	16,637

Post-impairment of unproved oil and gas properties comprised as follows:

	For the three months ended March 31,
	2024	2023
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	11
Capitalized salary costs	-	-
Capitalized interest costs	-	-
Legal and seismic costs, license fees and other preparation costs	-	34
	-	45

Changes in Unproved oil and gas properties during the three months ended March 31, 2024 and 2023 are as follows:

	March 31, 2024	March 31, 2023
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	54	63
Capitalized salary costs	26	26
Capitalized interest costs	-	-
Legal and seismic costs, license fees and other preparation costs	226	124
Other costs	-	-
Impairment of unproved oil and gas properties	-	(45)
	*306	*168

*	Inclusive of non-cash amounts of approximately $664,000, and $1,515,000 during the three months ended March 31, 2024, and 2023, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	US$ thousands	US$ thousands
Operating lease assets	$956	$194

Operating lease liabilities:
Current operating lease liabilities	$224	$167
Non-current operating lease liabilities	$708	$24
Total operating lease liabilities	$932	$191

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2024 are:

March 31, 2024
Weighted average remaining lease term (years)	6.00
Weighted average discount rate	7.62%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of March 31, 2024:

US$ thousands
2024	281
2025	156
2026	155
2027	150
2028	150
Thereafter	275
Total undiscounted future minimum lease payments	1,167
Less: portion representing imputed interest	(235)
Total undiscounted future minimum lease payments	932

Operating lease costs were $75,000 and $69,000 for the three months ended March 31, 2024, and 2023, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $88,000 and $70,000 for the three months ended March 31, 2024, and 2023, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $829 and $nil for the three months ended March 31, 2024, and 2023, respectively.

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

B. Market Conditions – Coronavirus, Israel-Hamas War and Russia-Ukraine War

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

There is uncertainty as to how long the war inside the Gaza strip will last and whether the war will expand to other hostile parties in the region. While we acknowledge that uncertainty and its potential adverse effects on Zion’s business, the Company is moving forward with its planning and logistics activities. We are working with our international service providers on projected availability timelines and other details. All of these key vendors have expressed willingness to assist Zion in its exploration activities. It is important to note that Zion’s license area is not located near any current combat zones.

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the quarter ended March 31, 2024, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

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

As of March 31, 2024, and December 31, 2023, the Company accrued $nil and $nil for license regulatory matters.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

D. Insurance Financing

Effective November 16, 2023, the Company renewed its third-party liability (“TPL”) insurance policy in Israel with total premiums, taxes and fees for $76,263. A cash down payment of $22,699 was paid on November 16, 2023. Under the terms of the insurance financing, payments of $5,356, which include interest at the rate of 13.99% per annum, are due each month for 10 months commencing on December 16, 2023.

Effective December 28, 2023, the Company renewed its D&O insurance policy with total premiums, taxes and fees for $441,598. A cash down payment of $68,733 was paid on December 13, 2023. Under the terms of the insurance financing, payments of $37,287, which include interest at the rate of 13.4% per annum, are due each month for 10 months commencing on January 28, 2024.

Effective March 12, 2024, 2024, the Company renewed its rig insurance policy with total premiums, taxes and fees for $94,989. A cash down payment of $37,637 was paid on February 23, 2024. Under the terms of the insurance financing, payments of $9,499, which include interest at the rate of 13.99% per annum, are due each month for 10 months commencing on April 12, 2024.

As of March 31, 2024 and 2023, the Company had contractual obligations to pay for various lines of insurance, including directors and officers, rig and third-party liability. The balances for insurance financing were $388,000 and $432,000, respectively.

We haven’t experienced any resistance from our insurance carriers as a result of the Israel-Hamas war, but we acknowledge the uncertainty the war creates in that respect.

E. Bank Guarantees

As of March 31, 2024, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $944,000) and others (approximately $87,000) with respect to its drilling operation in an aggregate amount of approximately $1,031,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

F. Vendor Concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. At March 31, 2024, there were four suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2023, there were three suppliers that represent 10% or more of the Company’s accounts payable balance.

G. Risks

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through March 31, 2024, the USD has fluctuated by approximately 1.5% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2024, we had cash, cash equivalents and short-term bank deposits of approximately $2,146,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2024, exclusive of funds at US banks that earn no interest, was approximately 3.20%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i)	Approximately $1,959,000 was collected through the Company’s DSPP program during the period April 1 through May 7, 2024 .

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	The Israel-Hamas war which began in October 2023 and its effect on our exploration program;

●	The going concern qualification in our consolidated condensed financial statements;

●	Our ability to obtain new license areas to continue our exploration program;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQB;

●	interruptions, increased financial costs and other adverse impacts of the covid 19 coronavirus pandemic, the Israel-Hamas war and the Russia-Ukraine war on the drilling and testing of our petroleum exploration program and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within a license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	the impact of fluctuating oil and gas prices on our exploration efforts

All references in this Quarterly Report to the “Company”, “Zion”, “we”, “us”, or “our”, are to Zion Oil and Gas, Inc., a Delaware corporation, and its wholly-owned subsidiaries, Zion Drilling, Inc. and Zion Drilling Services, Inc. described below.

Current Exploration and Operation Efforts

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 24 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQB marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.” On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

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

We have begun working on visa applications for our rig crew in preparation for their entry into Israel. Upon the completion of the work visa process, the crew will travel to Israel and begin inspecting the rig to make sure it conforms to industry requirements for workover operations. Afterwards, the crew will rig down, slide the drilling rig over several meters and rig up on the MJ-01 well location. The crew will then open the well and continue to follow the approved work plan in conjunction with the selected service providers. This should occur toward the end of Q2 or early Q3 depending on subsurface conditions encountered during the reopening phase and contractor scheduling availability.

We have made strategic adjustments to control both cost and time. Despite the typical delays during Passover, which this year began on the evening of April 22nd and ended on the evening of April 30th, we have satisfied all regulatory requirements necessary to commence operations, including, as previously mentioned, approval by the Supervisory Committee. We are ready and moving forward.

I-35 Drilling Rig & Associated Equipment

	Three-month period ended March 31, 2024
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2023	4,591	608	311	5,510
Asset Additions	-	-	-	-
Asset Depreciation	(159)	-	(32)	(191)
Asset Disposals for Self-Consumption	-	-	-	-
March 31, 2024	4,432	608	279	5,319

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
ZION RECOMPLETION SITE
MANASSEH (HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
Dead Sea
JUDAH
SIMEON

Map 1. Zion’s New Megiddo Valleys 434 License as of March 31, 2024.

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

Please see Footnote 3D (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific stock purchase and unit programs, dates, and filings during the years 2023 and 2024.

For the three months ended March 31, 2024, and 2023, approximately $3,557,000, and $792,000 were raised under the DSPP program, respectively. The $3,557,000 figure was reduced by $816,000 in equity issuance costs to an outside party resulting in net cash provided of $2,741,000.

The warrants balances at December 31, 2023 and transactions since January 1, 2024 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2023	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 03/31/2024
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	12/31/2024	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	12/31/2024	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800	-	-	-	153,800
Outstanding warrants			29,697,020	-	-	(240,068)	29,456,952

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

Going Concern Basis

Since we have limited capital resources, no revenue to date and a loss from operations, our consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There is uncertainty as to how long the war inside the Gaza strip will last and whether the war will expand to other hostile parties in the region. While we acknowledge that uncertainty and its potential adverse effects on Zion’s business, the Company is moving forward with its planning and logistics activities. We are working with our international service providers on projected availability timelines and other details. All of these key vendors have expressed willingness to assist Zion in its exploration activities. It is important to note that Zion’s license area is not located near any current combat zones.

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

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expense during the reporting period.

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

During the three months ended March 31, 2024, and 2023, respectively, the Company recorded nil and $45,000 post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $16,943,000 and $16,637,000 at March 31, 2024 and at December 31, 2023, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended March 31,
	2024	2023
	(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,175	1,503
Other	599	583
Impairment of unproved oil and gas properties	-	45
Subtotal Operating costs and expenses	1,774	2,131

Other (income) expense, net	(12)	8
Net loss	1,762	2,139

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2024 were $1,774,000 compared to $2,131,000 for the three months ended March 31, 2023.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2024 were $1,175,000, compared to $1,503,000 for the three months ended March 31, 2023. This is a variance of $328,000 or 28%. The decrease in General and administrative expenses during the three months ended March 31, 2024 is primarily attributable to lower non-cash expenses recorded in connection with stock option grants.

Other expense. Other expense during the three months ended March 31, 2024 was $599,000 compared to $583,000 for the three months ended March 31, 2023. This is a variance of $16,000 or 3%. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. The increase in other expenses is an immaterial difference compared to 2023.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the three months ended March 31, 2024 was nil compared to $45,000 for the three months ended March 31, 2023. The expenses recorded in 2023 are post impairment charges to the impairment recorded during 2022 related to the MJ-2 well.

Other (income) expense, net. Other (income) expense, net for the three months ended March 31, 2024 was ($12,000), compared to $8,000 for the three months ended March 31, 2023. This is a variance of $20,000 or 167%. The decrease in these expenses in 2024 is primarily attributable to exchange rate of the NIS fluctuations to the USD.

Net Loss. Net loss for the three months ended March 31, 2024 was $1,762,000 compared to $2,139,000 for the three months ended March 31, 2023. This is a variance of $377,000 or 21%. The primary driver of the lower net loss in 2024 compared to 2023 is the lower non-cash expenses recorded in connection with stock option grants in 2024.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three months ended March 31, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At March 31, 2024, we had approximately $1,115,000 in cash and cash equivalents compared to $615,000 at December 31, 2023, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $559,000 at March 31, 2024 and ($349,000) at December 31, 2023.

As of March 31, 2024, we provided bank guarantees to various governmental bodies (approximately $944,000) and others (approximately $87,000) in respect of our drilling operation in the aggregate amount of approximately $1,031,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the three months ended March 31, 2024, and 2023, cash used in operating activities totaled $2,003,000, and $917,000, respectively. Cash provided by financing activities during the three months ended March 31, 2024, and 2023, was $2,838,000, and $800,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $324,000 and $838,000 for the three months ended March 31, 2024, and 2023, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,959,000 during  the period April 1, 2024 through May 7, 2024, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through July 2024.

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

Similar uncertainties are posed by the Israel Hamas war and its duration and whether the war expands regionally to include other hostile parties. It is important to note that Zion’s license area is not located near any current combat zone.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), the potential impact of the Israel-Hamas war, unexpected or unforeseen cost overruns in planned non-drilling exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

The financial information contained in these consolidated condensed financial statements has been prepared on a basis that assumes that we will continue as a going concern for one year from the date the financials were issued, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these consolidated condensed financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2024 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through March 31, 2024, the USD has fluctuated by approximately 1.5% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2024 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $2,146,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2024, exclusive of funds at US banks that earn no interest, was approximately 3.20%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2024, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended March 31, 2024, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 8, 2024	Date:	May 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W.A. Dunn	Chief Executive Officer and Director,	May 8, 2024
Robert W.A. Dunn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	May 8, 2024
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	President and General Counsel	May 8, 2024
William H. Avery

/s/ Martin M. van Brauman	EVP, Corporate Secretary, Treasurer and Director	May 8, 2024
Martin M. van Brauman

/s/ John M. Brown	Chairman of the Board of Directors	May 8, 2024
John M. Brown

/s/ Paul Oroian	Director	May 8, 2024
Paul Oroian

/s/ John Seery	Director	May 8, 2024
John Seery

/s/ Kent Siegel	Director	May 8, 2024
Kent Siegel

/s/ Gene Scammahorn	Director	May 8, 2024
Gene Scammahorn

/s/ Virginia Prodan	Director	May 8, 2024
Virginia Prodan

/s/ Pandji Putra	Director	May 8, 2024
Pandji Putra

/s/ Sarah Caygill	Director	May 8, 2024
Sarah Caygill

/s/ Jeffrey Moskowitz	Director	May 8, 2024
Jeffrey Moskowitz

/s/ Brad Dacus	Director	May 8, 2024
Brad Dacus

/s/ Javier Mazon	Director	May 8, 2024
Javier Mazon