Form 10-Q
period 2024-06-30
ZION OIL & GAS INC
filed 2024-08-06
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2024;

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

As of August 5, 2024, Zion Oil & Gas, Inc. had outstanding 821,982,028 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	June 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
	(unaudited)
Current assets
Cash and cash equivalents	2,461	615
Fixed short term bank and escrow deposits – restricted	1,064	1,020
Prepaid expenses and other	710	515
Governmental receivables	117	18
Other receivables	143	123
Total current assets	4,495	2,291

Unproved oil and gas properties, full cost method (see Note 4)	17,815	16,637

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $2,447 and $2,215 (see note 2I)	5,017	5,510
Property and equipment, net of accumulated depreciation of $699 and $686	104	74
	5,121	5,584

Right of Use Lease Assets (see Note 5)	891	194

Other assets
Assets held for severance benefits	491	475
Total other assets	491	475

Total assets	28,813	25,181

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	983	777
Insurance financing (see note 6D)	232	432
Lease obligation – current (see Note 5)	183	167
Asset retirement obligation	571	571
Accrued liabilities	526	693
Total current liabilities	2,495	2,640

Long-term liabilities
Lease obligation – non-current (see Note 5)	669	24
Provision for severance pay	511	499
Total long-term liabilities	1,180	523

Total liabilities	3,675	3,163

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at June 30, 2024: Issued and outstanding: 818,873,764 and 640,002,580 shares at June 30, 2024 and December 31, 2023, respectively	8,189	6,400
Additional paid-in capital	308,319	302,177
Stock subscription receivable	(985)	-
Accumulated deficit	(290,385)	(286,559)
Total stockholders’ equity	25,138	22,018

Total liabilities and stockholders’ equity	28,813	25,181

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,201	1,271	2,376	2,774
Post impairment of unproved oil and gas properties	-	48	-	93
Other	882	1,016	1,481	1,599
Loss from operations	(2,083)	(2,335)	(3,857)	(4,466)

Other income (expense), net
Foreign exchange income (loss)	10	(2)	31	(4)
Financial income (expenses), net	9	3	-	(3)

Loss, before income taxes	(2,064)	(2,334)	(3,826)	(4,473)
Income taxes	-	-	-	-

Net loss	(2,064)	(2,334)	(3,826)	(4,473)

Net loss per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)	(0.01)	(0.01)

Weighted-average shares outstanding
Basic and diluted (in thousands)	745,565	542,812	706,294	536,950

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2024

	Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2023	640,002	6,400	302,177	—	(286,559)	22,018
Funds received from sale of DSPP units and shares and exercise of warrants	178,776	1,788	7,665	(985)	—	8,468
Funds received from option exercises	96	1	8	—	—	9
Costs associated with the issuance of shares	—	—	(1,763)		—	(1,763)
Value of options granted to employees, directors and others as non-cash compensation	—	—	232	—	—	232
Net loss	—	—	—	—	(3,826)	(3,826)
Balances as of June 30, 2024	818,874	8,189	308,319	(985)	(290,385)	25,138

	Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2024	709,445	7,094	304,354	—	(288,321)	23,127
Funds received from sale of DSPP units and shares and exercise of warrants	109,404	1,095	4,801	(985)	—	4,911
Funds received from option exercises	25	—	2	—	—	2
Costs associated with the issuance of shares	—	—	(947)	—	—	(947)
Value of options granted to employees, directors and others as non-cash compensation	—	—	109	—	—	109
Net loss	—	—	—	—	(2,064)	(2,064)
Balances as of June 30, 2024	818,874	8,189	308,319	(985)	(290,385)	25,138

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2023

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100
Funds received from sale of DSPP units and shares and exercise of warrants	36,068	360	2,366	—	2,726
Funds received from option exercises	150	2	10	—	12
Costs associated with the issuance of shares	—	—	(173)	—	(173)
Value of options granted to employees, directors and others as non-cash compensation	—	—	658	—	658
Net loss	—	—	—	(4,473)	(4,473)
Balances as of June 30, 2023	560,449	5,604	299,321	(283,075)	21,850

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of March 31, 2023	533,713	5,337	297,582	(280,741)	22,178
Funds received from sale of DSPP units and shares and exercise of warrants	26,711	266	1,668	—	1,934
Funds received from option exercises	25	1	3	—	4
Costs associated with the issuance of shares	—	—	(173)	—	(173)
Value of options granted to employees, directors and others as non-cash compensation	—	—	241	—	241
Net loss	—	—	—	(2,334)	(2,334)
Balances as of June 30, 2023	560,449	5,604	299,321	(283,075)	21,850

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
	2024	2023
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(3,826)	(4,473)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	417	401
Amortization of Right of Use Lease Assets	132	123
Cost of options issued to employees, directors and others as non-cash compensation	232	658
Post impairment of unproved oil and gas properties	-	93
Capital loss on sale of Property and equipment	62	-
Change in assets and liabilities, net:
Other deposits	-	483
Prepaid expenses and other	(195)	206
Governmental receivables	(99)	251
Lease obligation – current and non-current	(168)	(129)
Other receivables	(20)	(15)
Severance payable, net	(4)	(6)
Accounts payable	(238)	(168)
Accrued liabilities	(68)	184
Net cash used in operating activities	(3,775)	(2,392)

Cash flows from investing activities
Acquisition of property and equipment	(43)	-
Proceeds from sale of property and equipment	31	-
Acquisition of drilling rig and related equipment	(22)	-
Investment in unproved oil and gas properties	(848)	(1,729)
Net cash used in investing activities	(882)	(1,729)

Cash flows from financing activities
Proceeds from exercise of stock options	9	12
Costs paid related to the issuance of new shares	(1,930)	(173)
Proceeds from issuance of stock and exercise of warrants	8,468	2,726
Net cash provided by financing activities	6,547	2,565

Net (decrease)/increase in cash, cash equivalents and restricted cash	1,890	(1,556)
Cash, cash equivalents and restricted cash – beginning of period	1,635	3,114
Cash, cash equivalents and restricted cash – end of period	3,525	1,558

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	992	806
Unpaid Costs associated with the issuance of shares	167	-
Subscription Receivables	985	-
Depreciation of oil and gas equipment	10	-
Addition of right of use lease assets and lease obligations	829	-

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
Cash and cash equivalents	2,461	615
Restricted cash included in fixed long-term bank deposits	1,064	1,020
	3,525	1,635

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 24 years of oil & gas exploration in Israel. As of June 30, 2024, the Company has no revenues from its oil and gas operations.

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

New Megiddo Valleys License 434 (“NMVL 434”) – Megiddo-Jezreel #1 Re-Entry (“MJ-01”)

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

On February 21, 2024, members of the Supervisory Committee visited our rig site. During this visit, they interacted with staff from Zion Oil & Gas, and our consultants and potential service providers. Some of these interactions occurred at Kibbutz Sde Eliyahu, while others were conducted through video conferencing with participants from the United States, Europe and the Middle East. Following these discussions, the Committee has officially accepted our work plan for the MJ-01 project. This acceptance allowed us to sign agreements and secure mobilization dates with our service providers required to commence and complete the project.

Field operations remain on schedule, and our rig is now positioned over the MJ-01 wellbore. Repairs and maintenance, as well as the inspection of the rig, have all been completed successfully. All necessary wireline equipment for the project has been mobilized with additional essential items from India, China, Romania and Greece currently in transit for the final stages of operation.

The initial phase of the MJ-01 recompletion project involves drilling out the plugs and nearly 625 meters (approximately 2,050 feet) of cement in the well. Following the drilling out of the cement plugs, we will next run a series of wireline tests and casing integrity tests to ensure that the wellbore has withstood the past six years of high temperatures.

The next phase of the MJ-01 recompletion project, provided all goes as expected from the initial phase, involves perforating, stimulating and well testing previously identified zones of interest.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the year ending December 31, 2024 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2024, the Company incurred a net loss of approximately $3.8 million and had an accumulated deficit of approximately $290 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2024 as the inclusion of 26,940,575 in stock options and 29,456,952 in warrants would be anti-dilutive.

Diluted net loss per share is the same as basic net loss per share for 2023 as the inclusion of 21,286,250 in stock options and 31,701,977 in warrants would be anti-dilutive.

B. Use of Estimates

The preparation of the accompanying unaudited consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations, borrowing rate of interest consideration for leases, accounting and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, political instability and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated condensed financial statements in future periods.

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

Similar uncertainties are posed by the Israel-Hamas war and its duration and whether the war expands regionally to include other hostile parties. It is important to note that Zion’s license area is not located near current combat zone.

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

During the three and six months ended June 30, 2024, the Company did not record any post-impairment charges.

During the three and six months ended June 30, 2023, the Company recorded post-impairment charges of $48,000 and $93,000, respectively.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $17,815,000 and $16,637,000 as of June 30, 2024 and December 31, 2023, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables. accounts payable and accrued liabilities, are carried at historical cost. At June 30, 2024, and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

I. Depreciation and Accounting for Drilling Rig and Related Equipment

On March 12, 2020, Zion purchased an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, inclusive of approximately $540,000 allocated in spare parts and $48,000 allocated in additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet. Zion determined that the life of the I-35 drilling rig (the rig Zion purchased), is 10 years. Zion is depreciating the rig on a straight-line basis.

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

Zion purchased rig spare parts totaling approximately $22,000 during the second quarter of 2024 in preparation for its MJ-01 re-entry project.

Zion sold some excess scrap drilling pipe and accessories for approximately $30,000 to a local Israeli party during the second quarter of 2024. This transaction triggered a reduction in Other Drilling Assets, an accumulated depreciation adjustment and a loss on the disposal.

See the table below for a reconciliation of the rig-related activity during the quarter ended June 30, 2024:

I-35 Drilling Rig & Associated Equipment:

	Six-month period ended June 30, 2024
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2023	4,591	608	311	5,510
Asset Additions	-	22	-	22
Asset Depreciation	(318)	-	(96)	(414)
Asset Disposals	-	-	(93)	(93)
Asset Disposals for Self-Consumption	-	(8)	-	(8)
June 30, 2024	4,273	622	122	5,017

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

During the six months ended June 30, 2024, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

During the six months ended June 30, 2023, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2024 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2023	34,091,250	0.23

Changes during 2024 to:
Granted to employees, officers, directors and others	200,000	0.07
Expired/Cancelled/Forfeited	(250,000)	2.31
Exercised	(95,675)	0.09
Outstanding, June 30, 2024	33,945,575	0.22
Exercisable, June 30, 2024	26,940,575	0.25

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2024:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
0.07	7,005,000	9.48	0.07	—	—	—	—
—	—	—	—	0.01	5,000	0.20	0.01
—	—	—	—	0.01	20,000	2.18	0.01
—	—	—	—	0.01	130,000	2.76	0.01
—	—	—	—	0.01	50,000	2.76	0.01
—	—	—	—	0.01	60,000	3.05	0.01
—	—	—	—	0.01	200,000	3.14	0.01
—	—	—	—	0.01	40,000	3.50	0.01
—	—	—	—	0.01	70,000	3.76	0.01
—	—	—	—	0.01	25,000	3.76	0.01
—	—	—	—	0.01	30,000	3.92	0.01
—	—	—	—	0.01	4,000	4.02	0.01
—	—	—	—	0.01	25,000	4.77	0.01
—	—	—	—	0.01	35,000	5.47	0.01
—	—	—	—	0.01	150,000	5.64	0.01
—	—	—	—	0.01	35,000	5.77	0.01
—	—	—	—	0.01	75,000	6.77	0.01
—	—	—	—	0.01	200,000	7.14	0.01
—	—	—	—	0.01	300,000	7.30	0.01
—	—	—	—	0.01	10,000	7.42	0.01
—	—	—	—	0.01	500,000	7.77	0.01
—	—	—	—	0.01	55,000	7.80	0.01
—	—	—	—	0.01	960,000	8.05	0.01
—	—	—	—	0.01	75,000	8.37	0.01
—	—	—	—	0.01	10,000	8.43	0.01
—	—	—	—	0.01	795,000	8.49	0.01
—	—	—	—	0.01	25,000	8.77	0.01
—	—	—	—	0.01	10,000	9.43	0.01
—	—	—	—	0.01	895,000	9.48	0.01
—	—	—	—	0.01	25,000	9.77	0.01
—	—	—	—	0.06	50,000	8.77	0.06
—	—	—	—	0.07	125,000	9.77	0.07
—	—	—	—	0.14	240,000	7.80	0.14
—	—	—	—	0.15	3,200,000	7.77	0.15
—	—	—	—	0.15	6,389,325	8.05	0.15
—	—	—	—	0.16	340,000	1.70	0.16
—	—	—	—	0.16	75,000	5.70	0.16
—	—	—	—	0.18	25,000	1.67	0.18
—	—	—	—	0.18	5,155,000	8.49	0.18
—	—	—	—	0.24	25,000	8.34	0.24
—	—	—	—	0.24	118,000	8.37	0.24
—	—	—	—	0.25	50,000	7.42	0.25
—	—	—	—	0.25	363,000	7.42	0.25
—	—	—	—	0.28	25,000	1.43	0.28
—	—	—	—	0.28	25,000	5.43	0.28
—	—	—	—	0.29	25,000	3.21	0.29
—	—	—	—	0.39	1,435,000	7.28	0.39
—	—	—	—	0.59	1,400,000	3.14	0.59
—	—	—	—	0.59	1,600,000	7.14	0.59
—	—	—	—	0.92	350,000	2.76	0.92
—	—	—	—	0.92	550,000	6.77	0.92
—	—	—	—	1.38	105,307	0.76	1.38
—	—	—	—	1.67	405,943	0.50	1.67
—	—	—	—	1.78	25,000	0.43	1.78
—	—	—	—	4.15	25,000	0.25	4.15
0.07	7,005,000		0.07	0.01-4.15	26,940,575		0.25

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the six months ended June 30,
	2024	2023
Weighted-average fair value of underlying stock at grant date	$0.07	$0.06
Dividend yields	—	—
Expected volatility	133%	136%-137%
Risk-free interest rates	3.97%	3.87%-3.85%
Expected lives (in years)	5.00	5.00
Weighted-average grant date fair value	$0.07	$0.06

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended June 30,
2024	2023
US$ thousands	US$ thousands
109	242

For the six months ended June 30,
2024	2023
US$ thousands	US$ thousands
230	656

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended June 30,
2024	2023
US$ thousands	US$ thousands
1	—

For the six months ended June 30,
2024	2023
US$ thousands	US$ thousands
2	2

The following table sets forth information about the compensation cost of option issuances recognized for employees and non-employees and capitalized to Unproved Oil & Gas properties:

For the three months ended June 30,
2024	2023
US$ thousands	US$ thousands
—	—

For the six months ended June 30,
2024	2023
US$ thousands	US$ thousands
—	—

As of June 30, 2024, there was $101,000 of unrecognized compensation cost related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized during 2024.

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

During the three and six months ended June 30, 2024, Zion incurred $947,000 and $1,763,000 in equity issuance costs. During the three and six months ended June 30, 2023, Zion incurred $173,000 and $173,000 in equity issuance costs.

On April 1, 2024, the Company executed its latest Waiver Term Sheet with a participant consisting of shares of stock. This latest Waiver Term Sheet terminates at the earlier of: (a) a maximum purchase of $10,000,000 through the DSPP, (b) October 1, 2024 or (c) the closing price of Zion’s stock is 15 cents per share for five (5) consecutive days. This latest Waiver Term Sheet remains in effect as none of the criteria listed above have been met.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

During 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 56% of the net cash raised through the DSPP .

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

The ZNWAZ warrants became exercisable on July 17, 2023 and continued to be exercisable through July 17, 2024 at a per share exercise price of $0.25.

On July 17, 2024, any outstanding ZNWAZ warranted expired.

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

The ZNWBA warrants will be first exercisable on February 15, 2024, instead of January 15, 2024, and continue to be exercisable through February 15, 2025, instead of January 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants will be first exercisable on March 15, 2024, instead of February 15, 2024, and continue to be exercisable through March 15, 2025, instead of February 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants will be first exercisable on April 15, 2024, instead of March 15, 2024, and continue to be exercisable through April 15, 2025, instead of March 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants will be first exercisable on May 15, 2024, instead of April 15, 2024, and continue to be exercisable through May 15, 2025, instead of April 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants will be first exercisable on June 15, 2024, instead of May 15, 2024, and continue to be exercisable through June 15, 2025, instead of May 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 9 to Prospectus Supplement was April 24, 2024.

Amendment No. 10 – Extension of Termination Date to August 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate May 31, 2024, but now will terminate August 31, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The ZNWBA warrants will be first exercisable on September 15, 2024, instead of June 15, 2024, and continue to be exercisable through September 14, 2025, instead of June 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The date of this Amendment No. 10 to Prospectus Supplement was May 29, 2024 .

For the three and six months ended June 30, 2024, approximately $5,896,000 and $9,453,000 were raised under the DSPP program, respectively. The $5,896,000 and $9,453,000 figures were reduced by $947,000 and $1,763,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $4,949,000 and $7,690,000, respectively.

For the three and six months ended June 30, 2024, approximately $985,000 and $985,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

For the three and six months ended June 30, 2023, approximately $1,761,000, and $2,553,000 were raised under the DSPP program, respectively. The $2,553,000 figure is net of $173,000 in equity issuance costs to an outside party.

The company raised approximately $1,797,000 from the period July 1, 2024 through August 6, 2024, under the DSPP program. Of this amount, approximately $1,122,000 represents cash received for receivables on our books at June 30, 2024. The difference of $675,000 represents new investments during July and August 2024.

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

F. Warrant Table

The warrants balances at December 31, 2023 and transactions since January 1, 2024 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2023	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2024
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	12/31/2024	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	12/31/2024	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800		-	-	153,800
Outstanding warrants			29,697,020	-	-	(240,068)	29,456,952

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

G. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,E,I	March 2013 – December 2014	2.00	January 31, 2025
ZNWAM Warrants	C,F,J,K	January 2021 – March 2021	0.05	December 31, 2024
ZNWAQ Warrants	C,F,J,K	June 2021	0.05	December 31, 2024
ZNWAS Warrants	D	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	D	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	D	October – November 2022	0.25	December 31, 2025
ZNWAZ Warrants	G,L	May – June 2023	.25	July 17, 2024
ZNWBA Warrants	H,M	November – December 2023	.25	September 14, 2025

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year. On June 16, 2023, the Company extended the expiration date of the Warrants to September 6, 2023. On August 21, 2023, the Company extended the expiration date of the Warrants to October 31, 2023. On October 19, 2023, the Company extended the expiration date of the Warrants to December 31, 2023.

D	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

E	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

F	The warrant exercise price was lowered to $0.05 on December 28, 2022.

G	On May 15, 2023, the Company announced a new Unit Offering and the related ZNWAZ warrant.

H	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

I	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

J	On December 18, 2023, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to March 31, 2024.

K	On March 23, 2024, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to December 31, 2024.

L	On July 19, 2024, the Company issued a termination letter to Equiniti to retire these unexercised warrants.

M	On May 29, 2024, the Company filed Amendment No. 10 whereby the current unit option was extended to August 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	3,185	2,538
Capitalized salary costs	2,495	2,444
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	10,678	10,198
Other costs	39	39
	17,815	16,637

Post Impairment of unproved oil and gas properties comprised as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	44	-	55
Capitalized salary costs	-	-	-	-
Capitalized interest costs	-	-	-	-
Legal costs, license fees and other preparation costs	-	4	-	38
Other costs	-	-	-	-
	-	48	-	93

Changes in Unproved oil and gas properties during the three and six months ended June 30, 2024 and 2023 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	593	82	647	145
Capitalized salary costs	25	26	51	52
Capitalized interest costs	-	-	-	-
Legal costs, license fees and other preparation costs	254	74	480	198
Other costs	-	-	-	-
Impairment of unproved oil and gas properties	-	(48)	-	(93)
	*872	*134	*1,178	*302

*	Inclusive of non-cash amounts of approximately $338,000, and $709,000 during the three months ended June 30, 2024, and 2023, respectively

*	Inclusive of non-cash amounts of approximately $1,002,000, and $806,000 during the six months ended June 30, 2024, and 2023, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
Operating lease assets	$891	$194

Operating lease liabilities:
Current operating lease liabilities	$183	$167
Non-current operating lease liabilities	$669	$24
Total operating lease liabilities	$852	$191

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

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised the option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $12,400) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2024 are:

June 30, 2024
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	7.7%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of June 30, 2024:

US$ thousands
2024	118
2025	153
2026	150
2027	147
2028	147
Thereafter	350
Total undiscounted future minimum lease payments	1,065
Less: portion representing imputed interest	(213)
Total undiscounted future minimum lease payments	852

Operating lease costs were $74,000 and $149,000 for the three and six months ended June 30, 2024, respectively.

Operating lease costs were $57,000 and $126,000 for the three and six months ended June 30, 2023, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $80,000 and $168,000 for the three and six months ended June 30, 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $57,000 and $129,000 for the three and six months ended June 30, 2023, respectively These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $829,000 for the three and six months ended June 30, 2024, respectively.

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

There is uncertainty as to how long the war inside the Gaza strip will last and whether the war will expand to other hostile parties in the region. While we acknowledge that uncertainty and its potential adverse effects on Zion’s business, the Company is moving forward with its re-completion activities at the MJ-01 wellsite. It is important to note that Zion’s license area is not located near any current combat zones.

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the quarter ended June 30, 2024, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

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

As of June 30, 2024, and December 31, 2023, the Company accrued $nil and $nil for license regulatory matters.

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

As of June 30, 2024 and December 31, 2023, the Company had contractual obligations to pay for various lines of insurance, including directors and officers, rig and third-party liability. The balances for insurance financing were $232,000 and $432,000, respectively.

We haven’t experienced any resistance from our insurance carriers as a result of the Israel-Hamas war, but we acknowledge the uncertainty the war creates in that respect.

E. Bank Guarantees

As of June 30, 2024, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $970,000) and others (approximately $89,000) with respect to its drilling operation in an aggregate amount of approximately $1,059,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

F. Vendor Concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. At June 30, 2024, there were three suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2023, there were three suppliers that represent 10% or more of the Company’s accounts payable balance.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through June 30, 2024, the USD has fluctuated by approximately 3.6% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2024, we had cash, cash equivalents and short-term bank deposits of approximately $3,525,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2024, exclusive of funds at US banks that earn no interest, was approximately 2.8% and 2.9%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

(i) Approximately $1,797,000 was collected through the Company’s DSPP program during the period July 1 through August 6, 2024. Of this amount, approximately $1,122,000 represents cash received for receivables on our books at June 30, 2024. The difference of $675,000 represents new investments during July and August 2024.

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

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. As previously announced, Zion is deploying new technologies and stimulation methods for its current re-entry into the MJ-01 well with the objective of potentially unlocking hydrocarbon flows in several identified key zones.

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

Field operations remain on schedule, and our rig is now positioned over the MJ-01 wellbore. Repairs and maintenance, as well as the inspection of the rig, have all been completed successfully. All necessary wireline equipment for the project has been mobilized with additional essential items from India, China, Romania and Greece currently in transit for the final stages of operation.

The initial phase of the MJ-01 recompletion project involves drilling out the plugs and nearly 625 meters (approximately 2,050 feet) of cement in the well. Following the drilling out of the cement plugs, we will next run a series of wireline tests and casing integrity tests to ensure that the wellbore has withstood the past six years of high temperatures.

The next phase of the MJ-01 recompletion project, provided all goes as expected from the initial phase, involves perforating, stimulating and well testing previously identified zones of interest.

I-35 Drilling Rig & Associated Equipment

	Six-month period ended June 30, 2024
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2023	4,591	608	311	5,510
Asset Additions	-	22	-	22
Asset Depreciation	(318)	-	(96)	(414)
Asset Disposals	-	-	(93)	(93)
Asset Disposals for Self-Consumption	-	(8)	-	(8)
June 30, 2024	4,273	622	122	5,017

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
ZION RECOMPLETION SITE
MANASSEH (HEAD OF JOSEPH)
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
Dead Sea
JUDAH
SIMEON

Map 1. Zion’s New Megiddo License 428 as of June 30, 2024.

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

For the three and six months ended June 30, 2024, approximately $5,896,000 and $9,453,000 were raised under the DSPP program, respectively. The $5,896,000 and $9,453,000 figures were reduced by $947,000 and $1,763,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $4,949,000 and $7,690,000, respectively.

For the three and six months ended June 30, 2024, approximately $985,000 and $985,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

For the three and six months ended June 30, 2023, approximately $1,761,000, and $2,553,000 were raised under the DSPP program, respectively. The $2,553,000 figure is net of $173,000 in equity issuance costs to an outside party.

The warrants balances at December 31, 2023 and transactions since January 1, 2024 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2023	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 06/30/2024
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	12/31/2024	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	12/31/2024	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800	-	-	-	153,800
Outstanding warrants			29,697,020	-	-	(240,068)	29,456,952

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

There is uncertainty as to how long the war inside the Gaza strip will last and whether the war will expand to other hostile parties in the region. While we acknowledge that uncertainty and its potential adverse effects on Zion’s business, the Company is moving forward with its re-completion activities at the MJ-01 wellsite. It is important to note that Zion’s license area is not located near any current combat zones.

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

During the three months ended June 30, 2024, and 2023, respectively, the Company recorded $nil and $48,000 in post-impairment charges.

During the six months ended June 30, 2024, and 2023, respectively, the Company recorded $nil and $93,000 post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $17,815,000 and $16,637,000 at June 30, 2024 and at December 31, 2023, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,201	1,271	2,376	2,774
Other	882	1,016	1,481	1,599
Impairment of unproved oil and gas properties	-	48	-	93
Subtotal Operating costs and expenses	2,083	2,335	3,857	4,466

Other expense (income), net	(19)	(1)	(31)	7

Net loss	2,064	2,334	3,826	4,473

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2024 were $2,083,000 and $3,857,000, respectively, compared to $2,335,000 and $4,466,000, respectively, for the three and six months ended June 30, 2023. Operating costs and expenses for the three months ended June 30, 2024 were $252,000 (10.8%) lower compared to the three months ended June 30, 2023. Operating costs for the six months ended June 30, 2024 were $609,000 (13.6%) lower compared to the six months ended June 30, 2023.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three and six months ended June 30, 2024 were $1,201,000 and $2,376,000, respectively, compared to $1,271,000 and $2,774,000, respectively, for the three and six months ended June 30, 2023. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses decreased $70,000, or 5.5%, during the most recent quarter versus the prior year primarily due to lower salaries expenses and expenses associated with stock option grants. G&A expenses decreased $398,000, or 14.3%, during the first six months of 2024 as compared to the six months of 2023, primarily due to lower expenses associated with stock option grants.

Other expense. Other expenses during the three and six months ended June 30, 2024 were $882,000 and $1,481,000, respectively, compared to $1,016,000 and $1,599,000, respectively, for the three and six months ended June 30, 2023. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. Other expenses decreased by $134,000, or about 13.2%, and by $118,000, or about 7.4%, for the three and six months ended June 30, 2024, respectively. Zion incurred lower annual meeting and insurance premium expenses, but this was partially offset by higher marketing and investor relations expenses.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the three and six months ended June 30, 2024 were $nil and $nil compared to $48,000 and $93,000 for the three and six months ended June 30, 2024. The expenses recorded in 2023 are post impairment charges to the impairment recorded during 2023 related to the MJ-2 well.

Other expense (income), net. Other expenses (income) during the three and six months ended June 30, 2024 were ($19,000) and ($31,000), respectively, compared to ($1,000) and $7,000, respectively, for the three and six months ended June 30, 2023. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income.

Net Loss. Net loss for the three and six months ended June 30, 2024 were $2,064,000 and $3,826,000 compared to $2,334,000 and $4,473,000 for the three and six months ended June 30, 2023.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares. As disclosed on our Balance Sheet, the company has 1,200,000,000 shares of authorized common stock and 818,873,764 shares issued as of June 30, 2024. We are considering increasing our authorized shares during the next proxy season in 2025. However, we are presently engaged on our MJ-01 re-entry project and, pending the discovery of hydrocarbons later this year, may decide to forego increasing authorized shares if our ZNOG share price increases sufficiently so as to reduce the monthly issuance of common shares. In the event of a hydrocarbon discovery, the company would consider raising capital outside of our DSPP program.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the six months ended June 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At June 30, 2024, we had approximately $2,461,000 in cash and cash equivalents compared to $615,000 at December 31, 2023, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $2,000,000 at June 30, 2024 and ($349,000) at December 31, 2023.

As of June 30, 2024, we provided bank guarantees to various governmental bodies (approximately $970,000) and others (approximately $89,000) in respect of our drilling operation in the aggregate amount of approximately $1,059,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the six months ended June 30, 2024, cash used in operating activities totaled $3,775,000. Cash provided by financing activities during the six months ended June 30, 2024 was $6,547,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $882,000 for the six months ended June 30, 2024.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,797,000 during the period July 1, 2024 through August 6, 2024, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Of this amount, approximately $1,122,000 represents cash received for receivables on our books at June 30, 2024. The difference of $675,000 represents new investments during July and August 2024. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through October 2024.

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

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), the potential impact of the Israel-Hamas war, the potential actions of other hostile parties in the region, unexpected or unforeseen cost overruns in planned non-drilling exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through June 30, 2024, the USD has fluctuated by approximately 3.6% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At June 30, 2024 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $3,525,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2024, exclusive of funds at US banks that earn no interest, was approximately 2.8% and 2.9% respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2024, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended June 30, 2024, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 6, 2024	Date:	August 6, 2024