Form 10-Q
period 2024-09-30
ZION OIL & GAS INC
filed 2024-11-07
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2024;

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

As of November 5, 2024, Zion Oil & Gas, Inc. had outstanding 934,359,384 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	September 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
	(unaudited)
Current assets
Cash and cash equivalents	779	615
Fixed short term bank and escrow deposits – restricted	1,068	1,020
Prepaid expenses and other	257	515
Governmental receivables	173	18
Other receivables	140	123
Total current assets	2,417	2,291

Unproved oil and gas properties, full cost method (see Note 4)	21,033	16,637

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $2,627 and $2,215 (see note 2I)	4,958	5,510
Property and equipment, net of accumulated depreciation of $707 and $686	112	74
	5,070	5,584

Right of Use Lease Assets (see Note 5)	826	194

Other assets
Assets held for severance benefits	520	475
Total other assets	520	475

Total assets	29,866	25,181

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	827	777
Insurance financing (see note 6D)	75	432
Lease obligation – current (see Note 5)	145	167
Asset retirement obligation	571	571
Accrued liabilities	462	693
Total current liabilities	2,080	2,640

Long-term liabilities
Lease obligation – non-current (see Note 5)	652	24
Provision for severance pay	529	499
Total long-term liabilities	1,181	523

Total liabilities	3,261	3,163

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at September 30, 2024: Issued and outstanding: 880,562,128 and 640,002,580 shares at September 30, 2024 and December 31, 2023, respectively	8,806	6,400
Additional paid-in capital	309,975	302,177
Accumulated deficit	(292,176)	(286,559)
Total stockholders’ equity	26,605	22,018

Total liabilities and stockholders’ equity	29,866	25,181

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,143	1,332	3,519	4,106
Post impairment of unproved oil and gas properties	-	36	-	129
Other	632	379	2,113	1,978
Loss from operations	(1,775)	(1,747)	(5,632)	(6,213)

Other income (expense), net
Foreign exchange income (loss)	(20)	2	11	(2)
Financial income (expenses), net	4	2	4	(1)

Loss, before income taxes	(1,791)	(1,743)	(5,617)	(6,216)
Income taxes	-	-	-	-

Net loss	(1,791)	(1,743)	(5,617)	(6,216)

Net loss per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)	(0.01)	(0.01)

Weighted-average shares outstanding
Basic and diluted (in thousands)	843,211	578,497	752,241	551,551

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2024

	Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2023	640,002	6,400	302,177	—	(286,559)	22,018
Funds received from sale of DSPP units and shares and exercise of warrants	240,422	2,405	9,755	—	—	12,160
Funds received from option exercises	138	1	8	—	—	9
Costs associated with the issuance of shares	—	—	(2,299)	—	—	(2,299)
Value of options granted to employees, directors and others as non-cash compensation	—	—	334	—	—	334
Net loss	—	—	—	—	(5,617)	(5,617)
Balances as of September 30, 2024	880,562	8,806	309,975	—	(292,176)	26,605

	Common Stock		Additional paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivable	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2024	818,874	8,189	308,319	(985)	(290,385)	25,138
Funds received from sale of DSPP units and shares and exercise of warrants	61,646	617	2,090	985	—	3,692
Funds received from option exercises	42	—	—	—	—	—
Costs associated with the issuance of shares	—	—	(536)	—	—	(536)
Value of options granted to employees, directors and others as non-cash compensation	—	—	102	—	—	102
Net loss	—	—	—	—	(1,791)	(1,791)
Balances as of September 30, 2024	880,562	8,806	309,975	—	(292,176)	26,605

*	Less than one thousand.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2023

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100
Funds received from sale of DSPP units and shares and exercise of warrants	78,173	782	4,186	—	4,968
Funds received from option exercises	150	2	10	—	12
Costs associated with the issuance of shares	—	—	(610)	—	(610)
Value of options granted to employees, directors and others as non-cash compensation	—	—	923	—	923
Net loss	—	—	—	(6,216)	(6,216)
Balances as of September 30, 2023	602,554	6,026	300,969	(284,818)	22,177

	Common Stock		Additional paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
	thousands	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Balances as of June 30, 2023	560,449	5,604	299,321	(283,075)	21,850
Funds received from sale of DSPP units and shares and exercise of warrants	42,105	422	1,820	—	2,242
Funds received from option exercises	—	—	—	—	—
Costs associated with the issuance of shares	—	—	(437)	—	(437)
Value of options granted to employees, directors and others as non-cash compensation	—	—	265	—	265
Net loss	—	—	—	(1,743)	(1,743)
Balances as of September 30, 2023	602,554	6,026	300,969	(284,818)	22,177

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2024	2023
	US$ thousands	US$ thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(5,617)	(6,216)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	598	601
Amortization of Right of Use Lease Assets	197	208
Cost of options issued to employees, directors and others as non-cash compensation	334	923
Post impairment of unproved oil and gas properties	-	129
Loss on sale of property and equipment	63	-
Change in assets and liabilities, net:
Other deposits	-	483
Prepaid expenses and other	258	367
Governmental receivables	(155)	257
Lease obligation – current and non-current	(223)	(215)
Other receivables	(17)	(13)
Severance payable, net	(15)	(2)
Accounts payable	(440)	(300)
Accrued liabilities	(85)	(131)
Net cash used in operating activities	(5,102)	(3,909)

Cash flows from investing activities
Acquisition of property and equipment	(59)	-
Proceeds from sale of property and equipment	35	-
Acquisition of drilling rig and related equipment	(178)	-
Investment in unproved oil and gas properties	(4,187)	(2,045)
Net cash used in investing activities	(4,389)	(2,045)

Cash flows from financing activities
Proceeds from exercise of stock options	9	12
Costs paid related to the issuance of new shares	(2,466)	(610)
Proceeds from issuance of stock and exercise of warrants	12,160	4,968
Net cash provided by financing activities	9,703	4,370

Net (decrease)/increase in cash, cash equivalents and restricted cash	212	(1,584)
Cash, cash equivalents and restricted cash – beginning of period	1,635	3,114
Cash, cash equivalents and restricted cash – end of period	1,847	1,530

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	840	677
Unpaid Costs associated with the issuance of shares	167	-
Depreciation of oil and gas equipment	16	-
Addition of right of use lease assets and lease obligations	829	252

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
Cash and cash equivalents	779	615
Restricted cash included in fixed long-term bank deposits	1,068	1,020
	1,847	1,635

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 24 years of oil & gas exploration in Israel. As of September 30, 2024, the Company has no revenues from its oil and gas operations.

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

On February 21, 2024, members of the Supervisory Committee visited our rig site. During this visit, they interacted with staff from Zion Oil & Gas, our consultants and potential service providers. Some of these interactions occurred at Kibbutz Sde Eliyahu, while others were conducted through video conferencing with participants from the United States, Europe and the Middle East. Following these discussions, the Committee officially accepted our work plan for the MJ-01 re-completion project. This acceptance allowed us to sign agreements and secure mobilization dates with our service providers to commence and complete the project.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

The initial phase of our recompletion project consisted of a category three inspection of the drilling rig, rigging down from MJ-02 and moving and rigging up over the MJ-01 well.

Stage two of the operation involved drilling out both the steel plugs along with 625 meters (about 2,050 feet) of cement plugs and re-conditioning the wellbore to allow unhindered access to the selected zones for testing.

After six years of inactivity in a well over three miles deep, the MJ-01 wellbore presents a challenging environment. The crew appears to have experienced elastic and partial collapse of the casing in some areas. This led to the bottom hole assembly (“BHA”) becoming stuck over 4,000 meters from surface. Attempts to overpull the BHA were unsuccessful, and the crew completed a backoff operation which left over 500 meters of the BHA remaining downhole. This is not an uncommon occurrence with oil and gas drilling operations, but we do need to recover the “fish” to resume operations. The crew was unsuccessful in retrieving the remaining BHA with the tools that were on location and will require specialized tools and techniques to recover the entire fish. The specialized tools we need are not in Israel, but have been sourced, but not approved for mobilization due to the active conflict in Israel.

Another delay arose out of the logistical challenges we face. The ongoing conflict in the region has impacted shipping routes, the timely arrival of necessary equipment, and created travel difficulties for our rig crews. Our operations require specialized rig crews who are not available in Israel.

An even further delay has been created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel, in just the last few months, has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90 day visas and not six month or 12 month visas in order to comply with the labor law requirements in place at the time the operation commenced.

In light of the combination of downhole, logistical, and crew challenges, as well as holidays, and the one-year remembrance of October 7, we have temporarily paused active operations. This is a necessary step to ensure the safety of our personnel and to ensure proper engineering and tools are brought to location to avoid lengthy delays waiting for additional tools should any be required once the job resumes. We anticipate that once we have the necessary tools and renewed visas for our crews, we can resume operations in Q4 2024 or Q1 2025. This is, of course, subject to the realities of the present geopolitical environment. The conflict in Israel, while not directly impacting our operations on a daily basis, creates uncertainties that could affect our schedule at any time.

While our MJ-01 re-completion project has faced a multitude of hurdles, including an active conflict, downhole issues and logistical challenges, we continue to move forward each time a safe opportunity permits continuation of operations. However, we will only move forward in coordination with Israeli authorities. We are actively monitoring the port situation to import the items needed to complete the current work program. We remain optimistic about making significant progress in the coming months.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the year ending December 31, 2024 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the nine months ended September 30, 2024, the Company incurred a net loss of approximately $5.6 million and had an accumulated deficit of approximately $292 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2024 as the inclusion of 33,337,132 in stock options and 29,303,152 in warrants would be anti-dilutive.

Diluted net loss per share is the same as basic net loss per share for 2023 as the inclusion of 27,096,250 in stock options and 30,242,620 in warrants would be anti-dilutive.

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

Similar uncertainties are posed by the Israel-Hamas war, as well as the Israel-Lebanon war. The duration of both wars and its impact on the region and world is not fully known at this point in time. As stated previously in this report, our operations are paused and our rig crew workers are safely out of Israel and at home.

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

During the three and nine months ended September 30, 2024, the Company did not record any post-impairment charges.

During the three and nine months ended September 30, 2023, the Company recorded post-impairment charges of $36,000 and $129,000, respectively.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $21,033,000 and $16,637,000 as of September 30, 2024 and December 31, 2023, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables. accounts payable and accrued liabilities, are carried at historical cost. At September 30, 2024, and December 31, 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Zion purchased rig spare parts totaling approximately $178,000 during the year 2024 in preparation for its MJ-01 re-entry project.

Zion sold some excess scrap drilling pipe and accessories for approximately $35,000 to a local Israeli party during the year 2024. This transaction triggered a reduction in Other Drilling Assets, an accumulated depreciation adjustment and a loss on the disposal.

See the table below for a reconciliation of the rig-related activity during the period ended September 30, 2024:

I-35 Drilling Rig & Associated Equipment:

	Nine-months ended September 30, 2024
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2023	4,591	608	311	5,510
Asset Additions	-	178	-	178
Asset Depreciation	(476)	-	(118)	(594)
Asset Disposals	-	-	(97)	(97)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
September 30, 2024	4,115	747	96	4,958

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

	As of December 31, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(634)	-	(117)	(751)
Asset Disposals for Self-Consumption	-	(11)	-	(11)
December 31, 2023	4,591	608	311	5,510

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

During the nine months ended September 30, 2024, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

iii.

Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2034. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $500.

During the nine months ended September 30, 2023, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

v.

Options to purchase 895,000 shares of Common Stock to five staff members and one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 23, 2033. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $60,000

vi.

Options to purchase 3,350,000 shares of Common Stock to four senior officers and nine staff members at an exercise price of $0.0676 per share. The options vest on September 23, 2024 (one year from the date of grant) and are exercisable through September 23, 2033. The fair value of the options at the date of grant amounted to approximately $211,000, and was recognized during the years 2023 and 2024.

vii.

Options to purchase 3,600,000 shares of Common Stock to nine board members at an exercise price of $0.0676 per share. The options vest on September 23, 2024 (one year from the date of grant) and are exercisable through September 23, 2033. The fair value of the options at the date of grant amounted to approximately $227,000, and was recognized during the years 2023 and 2024.

viii.	Options to purchase 55,000 shares of Common Stock to three consultants at an exercise price of $0.0676 per share. The options vest on September 23, 2024 (one year from the date of grant) and are exercisable through September 23, 2033. The fair value of the options at the date of grant amounted to approximately $3,000, and was recognized during the years 2023 and 2024.

B. Stock Options

The stock option transactions since January 1, 2024 are shown in the table below:

	Number of shares	Weighted Average exercise price
		US$
Outstanding, December 31, 2023	34,091,250	0.23

Changes during 2024 to:
Granted to employees, officers, directors and others	210,000	0.07
Expired/Cancelled/Forfeited	(825,943)	1.72
Exercised	(138,175)	0.07
Outstanding, September 30, 2024	33,337,132	0.19
Exercisable, September 30, 2024	33,337,132	0.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2024:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price	Range of exercise price	Number Outstanding	Weighted average remaining contractual life (years)	Weighted Average Exercise price
US$			US$	US$			US$
—	—	—	—	0.01	107,500	2.25	0.01
—	—	—	—	0.01	50,000	2.26	0.01
—	—	—	—	0.01	60,000	2.55	0.01
—	—	—	—	0.01	200,000	3.64	0.01
—	—	—	—	0.01	40,000	3.00	0.01
—	—	—	—	0.01	70,000	3.25	0.01
—	—	—	—	0.01	25,000	3.26	0.01
—	—	—	—	0.01	30,000	3.41	0.01
—	—	—	—	0.01	4,000	3.52	0.01
—	—	—	—	0.01	25,000	4.27	0.01
—	—	—	—	0.01	35,000	5.97	0.01
—	—	—	—	0.01	150,000	5.14	0.01
—	—	—	—	0.01	35,000	4.97	0.01
—	—	—	—	0.01	75,000	6.27	0.01
—	—	—	—	0.01	200,000	6.64	0.01
—	—	—	—	0.01	300,000	6.80	0.01
—	—	—	—	0.01	10,000	6.92	0.01
—	—	—	—	0.01	500,000	7.27	0.01
—	—	—	—	0.01	55,000	7.30	0.01
—	—	—	—	0.01	960,000	7.55	0.01
—	—	—	—	0.01	75,000	7.87	0.01
—	—	—	—	0.01	10,000	7.93	0.01
—	—	—	—	0.01	795,000	7.99	0.01
—	—	—	—	0.01	25,000	8.27	0.01
—	—	—	—	0.01	10,000	8.93	0.01
—	—	—	—	0.01	895,000	8.98	0.01
—	—	—	—	0.01	25,000	9.27	0.01
—	—	—	—	0.01	10,000	9.93	0.01
—	—	—	—	0.06	50,000	8.27	0.06
—	—	—	—	0.07	125,000	9.27	0.07
—	—	—	—	0.07	6,980,000	8.99	0.07
—	—	—	—	0.14	210,000	7.30	0.14
—	—	—	—	0.15	3,200,000	7.27	0.15
—	—	—	—	0.15	6,354,325	7.55	0.15
—	—	—	—	0.16	340,000	1.19	0.16
—	—	—	—	0.16	75,000	5.20	0.16
—	—	—	—	0.18	25,000	1.17	0.18
—	—	—	—	0.18	5,130,000	7.99	0.18
—	—	—	—	0.24	25,000	7.84	0.24
—	—	—	—	0.24	118,000	7.87	0.24
—	—	—	—	0.25	50,000	6.92	0.25
—	—	—	—	0.25	363,000	6.92	0.25
—	—	—	—	0.28	25,000	0.93	0.28
—	—	—	—	0.28	25,000	4.93	0.28
—	—	—	—	0.29	25,000	2.71	0.29
—	—	—	—	0.39	1,435,000	6.78	0.39
—	—	—	—	0.59	1,400,000	2.64	0.59
—	—	—	—	0.59	1,600,000	6.64	0.59
—	—	—	—	0.92	350,000	2.26	0.92
—	—	—	—	0.92	550,000	6.27	0.92
—	—	—	—	1.38	105,307	0.26	1.38
	—		—	0.01-1.38	33,337,132		0.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2024	2023
Weighted-average fair value of underlying stock at grant date	$0.07	$0.07
Dividend yields	—	—
Expected volatility	133%-134%	135%-137%
Risk-free interest rates	3.71%-3.97%	3.85%-4.61%
Expected lives (in years)	5.00	5.00-5.50
Weighted-average grant date fair value	$0.07	$0.06

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the nine months ended September 30,
	2024	2023
Weighted-average fair value of underlying stock at grant date	—	$0.07
Dividend yields	—	—
Expected volatility	—	134%
Risk-free interest rates	—	4.1%
Expected lives (in years)	—	10
Weighted-average grant date fair value	—	$0.05

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the three months ended September 30,
2024	2023
US$ thousands	US$ thousands
101	264

For the nine months ended September 30,
2024	2023
US$ thousands	US$ thousands
331	921

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the three months ended September 30,
2024	2023
US$ thousands	US$ thousands
1	—

For the nine months ended September 30,
2024	2023
US$ thousands	US$ thousands
3	2

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

During the three and nine months ended September 30, 2024, Zion incurred $536,000 and $2,299,000 in equity issuance costs. During the three and nine months ended September 30, 2023, Zion incurred $437,000 and $610,000 in equity issuance costs.

On April 1, 2024, the Company executed its current Waiver Term Sheet with a participant consisting of shares of stock and warrants. On or around September 30, 2024, a second amendment to this latest Waiver Term Sheet was signed with the participant. The program terminates at the earlier of: (a) a maximum purchase of $10,000,000 through the DSPP, (b) December 31, 2024 or (c) the closing price of Zion’s stock is 15 cents per share for five (5) consecutive days. Additional terms of the Waiver Term Sheet include the pro-rata issuance of up to 10,000,000 warrants with an exercise price of $.25 per share and an expiration date of April 1, 2025, in the event the Participant purchases up to $10,000,000 of the Company’s stock by December 31, 2024.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

During 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 65% of the net cash raised through the DSPP.

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

On July 17, 2024, any outstanding ZNWAZ warranted expired.

Amendment No. 4 – New Unit Option under the Unit Program

Under our Plan, we provided a Unit Option under our Unit Program with this Amendment No. 4. This Unit Option period began on November 6, 2023 and was scheduled to terminate on December 31, 2023. See Amendment No. 5 below for data on an extension.

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

The date of this Amendment No. 10 to Prospectus Supplement was May 29, 2024.

Amendment No. 11 – Extension of Termination Date to October 15, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate August 31, 2024, but now will terminate October 15, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The ZNWBA warrants will be first exercisable on November 15, 2024, instead of September 15, 2024, and continue to be exercisable through November 14, 2025, instead of September 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The date of this Amendment No. 11 to Prospectus Supplement was August 22, 2024.

Amendment No. 12 – Extension of Termination Date to December 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate October 15, 2024, but now will terminate December 31, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The ZNWBA warrants will be first exercisable on January 31, 2025, instead of November 15, 2024, and continue to be exercisable through January 31, 2026, instead of November 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 12 to Prospectus Supplement was October 9, 2024.

For the three and nine months ended September 30, 2024, approximately $3,692,000 and $12,160,000 were raised under the DSPP program, respectively. The $3,692,000 and $12,160,000 figures were reduced by $536,000 and $2,299,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $3,156,000 and $9,861,000, respectively.

For the three and nine months ended September 30, 2023, approximately $1,805,000, and $4,358,000 were raised under the DSPP program, respectively. The $1,805,000 and $4,358,000 figures are net of $437,000 and $610,000 in equity issuance costs to an outside party, respectively.

The company raised approximately $1,319,000 from the period October 1, 2024 through November 6, 2024, under the DSPP program.

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

F. Warrant Table

The warrants balances at December 31, 2023 and transactions since January 1, 2024 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2023	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2024
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	12/31/2024	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	12/31/2024	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800		-	(153,800)	-
Outstanding warrants			29,697,020	-	-	(393,868)	29,303,152

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

G. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,E,H	March 2013 – December 2014	2.00	January 31, 2025
ZNWAM Warrants	C,F,I,J	January 2021 – March 2021	0.05	December 31, 2024
ZNWAQ Warrants	C,F,I,J	June 2021	0.05	December 31, 2024
ZNWAS Warrants	D	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	D	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	D	October – November 2022	0.25	December 31, 2025
ZNWBA Warrants	G,K	November – December 2024	0.25	January 31, 2026

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year. On June 16, 2023, the Company extended the expiration date of the Warrants to September 6, 2023. On August 21, 2023, the Company extended the expiration date of the Warrants to October 31, 2023. On October 19, 2023, the Company extended the expiration date of the Warrants to December 31, 2023.

D	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

E	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

F	The warrant exercise price was lowered to $0.05 on December 28, 2022.

G	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

H	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

I	On December 18, 2023, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to March 31, 2024.

J	On March 23, 2024, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to December 31, 2024.

K

On May 29, 2024, the Company filed Amendment No. 10 whereby the current unit option was extended to August 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended. On August 22, 2024, the Company filed Amendment No. 11 whereby the current unit option was extended to October 15, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended.  On October 9, 2024, the Company filed Amendment No. 12 whereby the current unit option was extended to December 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended to January 31, 2026.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	6,050	2,538
Capitalized salary costs	2,521	2,444
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	11,005	10,198
Other costs	39	39
	21,033	16,637

Post Impairment of unproved oil and gas properties comprised as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	20	-	76
Capitalized salary costs	-	-	-	-
Capitalized interest costs	-	-	-	-
Legal costs, license fees and other preparation costs	-	16	-	53
Other costs	-	-	-	-
	-	36	-	129

Changes in Unproved oil and gas properties during the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,865	58	3,512	204
Capitalized salary costs	26	25	77	77
Capitalized interest costs	-	-	-	-
Legal and seismic costs, license fees and other preparation costs	327	103	807	301
Other costs	-	-	-	-
Impairment of unproved oil and gas properties	-	(36)	-	(129)
	*3,218	*150	*4,396	*453

*	Inclusive of non-cash amounts of approximately $146,000, and $129,000 during the three months ended September 30, 2024, and 2023, respectively

*	Inclusive of non-cash amounts of approximately $856,000, and $677,000 during the nine months ended September 30, 2024, and 2023, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	US$ thousands	US$ thousands
Operating lease assets	$826	$194

Operating lease liabilities:
Current operating lease liabilities	$145	$167
Non-current operating lease liabilities	$652	$24
Total operating lease liabilities	$797	$191

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

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised the option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $12,500) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2024 are:

September 30, 2024
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	7.8%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of September 30, 2024:

US$ thousands
2024	49
2025	155
2026	151
2027	149
2028	149
Thereafter	346
Total undiscounted future minimum lease payments	999
Less: portion representing imputed interest	(202)
Total undiscounted future minimum lease payments	797

Operating lease costs were $75,000 and $224,000 for the three and nine months ended September 30, 2024, respectively.

Operating lease costs were $76,000 and $203,000 for the three and nine months ended September 30, 2023, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $55,000 and $223,000 for the three and nine months ended September 30, 2024, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $76,000 and $203,000 for the three and nine months ended September 30, 2023, respectively These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $829,000 for the three and nine months ended September 30, 2024, respectively.

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

B. Market Conditions – Coronavirus, Israel-Hamas War, the Israel-Hezbollah War and Russia-Ukraine War

Coronavirus

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

Israel-Hezbollah War and Wider Hostilities

Immediately after the October 7, 2023 Hamas attack on Israel, the terrorist organization Hezbollah (in Lebanon) began launching daily rockets into Israel. Over the course of the next several months, both Hezbollah and Israel traded rocket fire into the other country, but without engaging in a full war. During Q3 2024, both sides increased the frequency and number of missiles fired. In September 2024, Israel began a ground invasion into Lebanon and both sides are at war today. As a result of the wars in Israel, most airlines are not flying in and out of Israel, and the ports in Haifa and Ashdod remain closed.

Russia-Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the quarter ended September 30, 2024, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company and actions that may be taken by governmental authorities related to the war.

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

As of September 30, 2024, and December 31, 2023, the Company accrued $nil and $nil for license regulatory matters.

D. Insurance Financing

Effective November 16, 2023, the Company renewed its third-party liability (“TPL”) insurance policy in Israel with total premiums, taxes and fees for $76,263. A cash down payment of $22,699 was paid on November 16, 2023. Under the terms of the insurance financing, payments of $5,356, which include interest at the rate of 13.99% per annum, are due each month for 10 months commencing on December 16, 2023. The Company has completed its financing commitment pertaining to the TPL insurance as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the Company had contractual obligations to pay for various lines of insurance, including directors and officers, rig and third-party liability. The balances for insurance financing were $75,000 and $432,000, respectively.

We haven’t experienced any resistance from our insurance carriers as a result of the Israel-Hamas war or Israel-Hezbollah war, but we acknowledge the uncertainties that the war(s) creates in that respect.

E. Bank Guarantees

As of September 30, 2024, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $971,000) and others (approximately $91,000) with respect to its drilling operation in an aggregate amount of approximately $1,062,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits – restricted.

F. Vendor Concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. At September 30, 2024, there were two suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2023, there were three suppliers that represent 10% or more of the Company’s accounts payable balance.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through September 30, 2024, the USD has fluctuated by approximately 2.3% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2024, we had cash, cash equivalents and short-term bank deposits of approximately $1,847,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2024, exclusive of funds at US banks that earn no interest, was approximately 2.8% and 2.9%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through November 7, 2024, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following:

(i) Approximately $1,319,000 was collected through the Company’s DSPP program during the period October 1 through November 6, 2024.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	the Israel-Hamas war which began in October 2023 and its effect on our exploration program;

●	the Israel-Hezbollah war which began in 2024, along with wider regional hostilities towards Israel, and its effect on our exploration program;

●	the going concern qualification in our consolidated condensed financial statements;

●	our ability to obtain new license areas to continue our exploration program;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQB;

●	interruptions, increased financial costs and other adverse impacts of the covid 19 coronavirus pandemic, the Israel-Hamas war, the Israel-Hezbollah war and the Russia-Ukraine war on the drilling and testing of our petroleum exploration program and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within a license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	the impact of fluctuating oil and gas prices on our exploration efforts

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

On February 21, 2024, members of the Supervisory Committee visited our rig site. During this visit, they interacted with staff from Zion Oil & Gas, our consultants and potential service providers. Some of these interactions occurred at Kibbutz Sde Eliyahu, while others were conducted through video conferencing with participants from the United States, Europe and the Middle East. Following these discussions, the Committee officially accepted our work plan for the MJ-01 re-completion project. This acceptance allowed us to sign agreements and secure mobilization dates with our service providers to commence and complete the project.

The initial phase of our recompletion project consisted of a category three inspection of the drilling rig, rigging down from MJ-02 and moving and rigging up over the MJ-01 well.

Stage two of the operation involved drilling out both the steel plugs along with 625 meters (about 2,050 feet) of cement plugs and re-conditioning the wellbore to allow unhindered access to the selected zones for testing.

After six years of inactivity in a well over three miles deep, the MJ-01 wellbore presents a challenging environment. The crew appears to have experienced elastic and partial collapse of the casing in some areas. This led to the bottom hole assembly (“BHA”) becoming stuck over 4,000 meters from surface. Attempts to overpull the BHA were unsuccessful, and the crew completed a backoff operation which left over 500 meters of the BHA remaining downhole. This is not an uncommon occurrence with oil and gas drilling operations, but we do need to recover the fish to resume operations. The crew was unsuccessful in retrieving the remaining BHA with the tools that were on location and will require specialized tools and techniques to recover the entire fish. The specialized tools we need are not in Israel, but have been sourced, but not approved for mobilization due to the active conflict in Israel.

Another delay arose out of the logistical challenges we face. The ongoing conflict in the region has impacted shipping routes, the timely arrival of necessary equipment, and created travel difficulties for our rig crews. Our operations require specialized rig crews who are not available in Israel.

An even further delay has been created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel, in just the last few months, has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90 day visas and not six month or 12 month visas in order to comply with the labor law requirements in place at the time the operation commenced.

In light of the combination of downhole, logistical, and crew challenges, as well as holidays, and the one-year remembrance of October 7, we have temporarily paused active operations. This is a necessary step to ensure the safety of our personnel and to ensure proper engineering and tools are brought to location to avoid lengthy delays waiting for additional tools should any be required once the job resumes. We anticipate that once we have the necessary tools and renewed visas for our crews, we can resume operations in Q4 2024 or Q1 2025. This is, of course, subject to the realities of the present geopolitical environment. The conflict in Israel, while not directly impacting our operations on a daily basis, creates uncertainties that could affect our schedule at any time.

While our MJ-01 re-completion project has faced a multitude of hurdles, including an active conflict, downhole issues and logistical challenges, we continue to move forward each time a safe opportunity permits continuation of operations. However, we will only move forward in coordination with Israeli authorities. We are actively monitoring the port situation to import the items needed to complete the current work program. We remain optimistic about making significant progress in the coming months.

I-35 Drilling Rig & Associated Equipment

	Nine-month period ended September 30, 2024
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2023	4,591	608	311	5,510
Asset Additions	-	178	-	178
Asset Depreciation	(476)	-	(118)	(594)
Asset Disposals	-	-	(97)	(97)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
September 30, 2024	4,115	747	96	4,958

	As of December 31, 2023
	I-35 Drilling Rig	Rig Spare Parts	Other Drilling Assets	Total
	US$ thousands	US$ thousands	US$ thousands	US$ thousands
December 31, 2022	5,225	619	437	6,281
Asset Additions	-	-	-	-
Asset Depreciation	(634)	-	(117)	(751)
Asset Disposals for Self-Consumption	-	(11)	-	(11)
December 31, 2023	4,591	608	311	5,510

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
MANASSEH (HEAD OF JOSEPH)
ZION RECOMPLETION SITE
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead Sea
SIMEON

Map 1. Zion’s New Megiddo License 428 as of September 30, 2024.

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

For the three and nine months ended September 30, 2024, approximately $3,692,000 and $12,160,000 were raised under the DSPP program, respectively. The $3,692,000 and $12,160,000 figures were reduced by $536,000 and $2,299,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $3,156,000 and $9,861,000, respectively.

For the three and nine months ended September 30, 2023, approximately $1,805,000, and $4,358,000 were raised under the DSPP program, respectively. The $4,358,000 figure is net of $610,000 in equity issuance costs to an outside party.

The warrants balances at December 31, 2023 and transactions since January 1, 2024 are shown in the table below:

Warrants	Exercise Price	Warrant Termination Date	Outstanding Balance, 12/31/2023	Warrants Issued	Warrants Exercised	Warrants Expired	Outstanding Balance, 09/30/2024
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	12/31/2024	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	12/31/2024	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800	-	-	(153,800)	-
Outstanding warrants			29,697,020	-	-	(393,868)	29,303,152

Principal Components of our Cost Structure

Our operating and other expenses primarily consist of the following:

●	Impairment of Unproved Oil and Gas Properties: Impairment expense is recognized if a determination is made that a well will not be commercially productive. The amounts include amounts paid in respect of the drilling operations as well as geological and geophysical costs and various amounts that were paid to Israeli regulatory authorities.

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations, audit and other professional fees, and legal compliance is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations related expenses, lease and insurance and related expenses.

●	Depreciation, Depletion, Amortization and Accretion: The systematic expensing of the capital costs incurred to explore for natural gas and oil represents a principal component of our cost structure. As a full cost company, we capitalize all costs associated with our exploration, and apportion these costs to each unit of production, if any, through depreciation, depletion and amortization expense. As we have yet to have production, the costs of abandoned wells are written off immediately versus being included in this amortization pool.

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

Israel-Hezbollah War and Wider Hostilities Towards Israel

Immediately after the October 7, 2023 Hamas attack on Israel, the terrorist organization Hezbollah in Lebanon began launching daily rockets into Israel. Over the course of the next several months, both Hezbollah and Israel traded rocket fire into the other country, but without engaging in a full war. During Q3 2024, both sides increased the frequency and number of missiles fired. In September 2024, Israel began a ground invasion into Lebanon and both sides are war today. As a result of the wars in Israel, most airlines are not flying in and out of Israel, and the ports in Haifa and Ashdod remain closed.

Russia – Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2023, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company and actions that may be taken by governmental authorities related to the war.

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

During the three months ended September 30, 2024, and 2023, respectively, the Company recorded $nil and $36,000 in post-impairment charges.

During the nine months ended September 30, 2024, and 2023, respectively, the Company recorded $nil and $129,000 post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $21,033,000 and $16,637,000 at September 30, 2024 and at December 31, 2023, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,143	1,332	3,519	4,106
Other	632	379	2,113	1,978
Impairment of unproved oil and gas properties	-	36	-	129
Subtotal Operating costs and expenses	1,775	1,747	5,632	6,213

Other expense (income), net	16	(4)	(15)	3

Net loss	1,791	1,743	5,617	6,216

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2024 were $1,775,000 and $5,632,000, respectively, compared to $1,747,000 and $6,213,000, respectively, for the three and nine months ended September 30, 2023. Operating costs and expenses for the three months ended September 30, 2024 were $28,000 (1.6%) higher compared to the three months ended September 30, 2023. Operating costs for the nine months ended September 30, 2024 were $581,000 (9.4%) lower compared to the nine months ended September 30, 2023.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three and nine months ended September 30, 2024 were $1,143,000 and $3,519,000, respectively, compared to $1,332,000 and $4,106,000, respectively, for the three and nine months ended September 30, 2023. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses were lower by $189,000, or 14.2%, during the most recent quarter versus the prior year primarily due to lower salaries expenses and expenses associated with stock option grants. G&A expenses were lower by $587,000, or 14.3%, during the first nine months of 2024 as compared to the nine months of 2023, primarily due to lower expenses associated with stock option grants.

Other expense. Other expenses during the three and nine months ended September 30, 2024 were $632,000 and $2,113,000, respectively, compared to $379,000 and $1,978,000, respectively, for the three and nine months ended September 30, 2023. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred. Other expenses increased by $253,000, or about 66.8%, and by $135,000, or about 6.8%, for the three and nine months ended September 30, 2024, respectively. Zion incurred lower annual meeting and insurance premium expenses, but this was partially offset by higher marketing and investor relations expenses.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the three and nine months ended September 30, 2024 were $nil and $nil compared to $36,000 and $129,000 for the three and nine months ended September 30, 2023. The expenses recorded in 2023 are post impairment charges to the impairment recorded during 2023 related to the MJ-2 well.

Other expense (income), net. Other expenses (income) during the three and nine months ended September 30, 2024 were $16,000 and ($15,000), respectively, compared to ($4,000) and $3,000, respectively, for the three and nine months ended September 30, 2023. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income.

Net Loss. Net loss for the three and nine months ended September 30, 2024 were $1,791,000 and $5,617,000 compared to $1,743,000 and $6,216,000 for the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares. As disclosed on our Balance Sheet, the company has 1,200,000,000 shares of authorized common stock and 880,562,128 shares issued as of September 30, 2024. We are considering increasing our authorized shares during the next proxy season in 2025.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the nine months ended September 30, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At September 30, 2024, we had approximately $779,000 in cash and cash equivalents compared to $615,000 at December 31, 2023, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $337,000 at September 30, 2024 and ($349,000) at December 31, 2023.

As of September 30, 2024, we provided bank guarantees to various governmental bodies (approximately $971,000) and others (approximately $91,000) in respect of our drilling operation in the aggregate amount of approximately $1,062,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as fixed short-term bank deposits restricted.

During the nine months ended September 30, 2024, cash used in operating activities totaled $5,102,000. Cash provided by financing activities during the nine months ended September 30, 2024 was $9,703,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $4,389,000 for the nine months ended September 30, 2024.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,319,000 during the period October 1, 2024 through November 6, 2024, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through December 2024.

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

Similar uncertainties are posed by the Israel-Hamas war, as well as the Israel-Hezbollah war. The duration of both wars and its impact on the region and world is not fully known at this point in time. As stated previously in this report, our operations are paused, and our rig crew workers are safely out of Israel and at home.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), the potential impact of the Israel-Hamas war, the Israel-Hezbollah war, the potential actions of other hostile parties in the region, unexpected or unforeseen cost overruns in planned non-drilling exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through September 30, 2024, the USD has fluctuated by approximately 2.3% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At September 30, 2024 we had cash, cash equivalents and short-term and long-term bank deposits of approximately $1,847,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2024, exclusive of funds at US banks that earn no interest, was approximately 2.8% and 2.9% respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2024, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2024, with the exception of the Israel-Hezbollah war, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 7, 2024	Date:	November 7, 2024