Form 10-K
period 2024-12-31
ZION OIL & GAS INC
filed 2025-03-27
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

MARK ONE:

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was approximately $49,132,000.

The registrant had 996,896,867 shares of common stock, par value $0.01, outstanding as of March 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2024 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2024 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	The Israel-Hamas war which began in October 2023 and its effect on our exploration program;
●	The Israel-Hezbollah war which began in 2024, along with wider regional hostilities towards Israel, and their effect on our exploration program;

●	The going concern qualification in our consolidated financial statements;

●	Our ability to obtain new license areas to continue our exploration program;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQB;

●

interruptions, increased consolidated financial costs and other adverse impacts of the covid 19 coronavirus pandemic, the Israel-Hamas war, the Israel-Hezbollah war and the Russia-Ukraine war on the drilling and testing of our petroleum exploration program and our capital raising efforts;

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

iii

PART I

ITEM 1. BUSINESS

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 25 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQB marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

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

          After six years of inactivity in a well over three miles deep, the MJ-01 wellbore presents a challenging environment. The wellbore appears to have experienced elastic and partial collapse of the casing in some areas. This led to the bottom hole assembly (“BHA”) becoming stuck over 4,000 meters from surface. Attempts to overpull the BHA were unsuccessful, and the crew completed a backoff operation which left over 500 meters of the BHA remaining downhole. This is not an uncommon occurrence with oil and gas drilling operations and the crew was unsuccessful in retrieving the remaining BHA with the tools that were on location.

          Another delay arose out of the logistical challenges we face. The conflict in the region during 2024 has impacted shipping routes, the timely arrival of necessary equipment, and created travel difficulties for our rig crews. Our operations require specialized rig crews who are not available in Israel.

          An even further delay has been created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel, in just the last few months, has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90-day visas and not six month or 12-month visas in order to comply with the labor law requirements in place at the time the operation commenced.

          In light of the combination of downhole, logistical, and crew challenges, as well as holidays, and the one-year remembrance of October 7, we temporarily paused active operations during Q4 2024. This was a necessary step to ensure the safety of our personnel and to ensure proper engineering and tools are brought to location to avoid lengthy delays waiting for additional tools should any be required once the job resumes. We anticipate that once we have the necessary tools and renewed visas for our crews, we can resume operations in Q1 2025. This is, of course, subject to the realities of the present geopolitical environment. The conflict in Israel, while not directly impacting our operations on a daily basis, creates uncertainties that could affect our schedule at any time.

Zion’s rig crew arrived in Israel in February 2025, and has commenced critical maintenance and preparatory work. The rig, which was safely “warm stacked” in September 2024, is undergoing necessary checks for maintenance, including fluid changes, lubrication and greasing, and mechanical, electrical, and safety audits to ensure peak functionality. Following maintenance, the team will begin drilling out the temporary plug at approximately 1,100 meters. This phase is expected to take 2-3 weeks, paving the way for the subsequent well completion and testing operations. Once the plug is removed, Zion will proceed with setting a permanent plug at the deeper part of the well, allowing for isolating targeted zones of interest for testing.

Zion has successfully navigated complex logistical challenges to ensure the timely delivery of essential equipment. Resources are currently on route to Israel from across the globe, including India, Romania, Germany, the Netherlands, the UAE, the United States, and Tanzania. This unprecedented international cooperation underscores the dedication and perseverance of Zion’s team and partners. Furthermore, Zion has maintained continuous security at the MJ-01 site, ensuring a stable and secure operational environment. Additionally, commercial air travel into Israel has steadily resumed, further supporting logistical operations.

With all necessary equipment expected to be on-site by mid-March, Zion anticipates progressing through the well completion and testing operations in Q2 2025.

During the year ended December 31, 2024, the Company recorded $ nil in non-cash post-impairment charge to its unproved oil and gas properties. During the year ended December 31, 2023, the Company record a non-cash post-impairment charges to its unproved oil and gas properties of $135,000. (see Note 4).

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

          After six years of inactivity in a well over three miles deep, the MJ-01 wellbore presents a challenging environment. The wellbore appears to have experienced elastic and partial collapse of the casing in some areas. This led to the bottom hole assembly (“BHA”) becoming stuck over 4,000 meters from surface. Attempts to overpull the BHA were unsuccessful, and the crew completed a backoff operation which left over 500 meters of the BHA remaining downhole. This is not an uncommon occurrence with oil and gas drilling operations and the crew was unsuccessful in retrieving the remaining BHA with the tools that were on location.

          Another delay arose out of the logistical challenges we face. The conflict in the region during 2024 has impacted shipping routes, the timely arrival of necessary equipment, and created travel difficulties for our rig crews. Our operations require specialized rig crews who are not available in Israel.

          An even further delay has been created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel, in just the last few months, has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90-day visas and not six month or 12-month visas in order to comply with the labor law requirements in place at the time the operation commenced.

          In light of the combination of downhole, logistical, and crew challenges, as well as holidays, and the one-year remembrance of October 7, we temporarily paused active operations during Q4 2024. This was a necessary step to ensure the safety of our personnel and to ensure proper engineering and tools are brought to location to avoid lengthy delays waiting for additional tools should any be required once the job resumes. We anticipate that once we have the necessary tools and renewed visas for our crews, we can resume operations in Q1 2025. This is, of course, subject to the realities of the present geopolitical environment. The conflict in Israel, while not directly impacting our operations on a daily basis, creates uncertainties that could affect our schedule at any time.

Zion’s rig crew arrived in Israel in February 2025, and has commenced critical maintenance and preparatory work. The rig, which was safely “warm stacked” in September 2024, is undergoing necessary checks for maintenance, including fluid changes, lubrication and greasing, and mechanical, electrical, and safety audits to ensure peak functionality. Following maintenance, the team will begin drilling out the temporary plug at approximately 1,100 meters. This phase is expected to take 2-3 weeks, paving the way for the subsequent well completion and testing operations. Once the plug is removed, Zion will proceed with setting a permanent plug at the deeper part of the well, allowing for isolating targeted zones of interest for testing.

Zion has successfully navigated complex logistical challenges to ensure the timely delivery of essential equipment. Resources are currently on route to Israel from across the globe, including India, Romania, Germany, the Netherlands, the UAE, the United States, and Tanzania. This unprecedented international cooperation underscores the dedication and perseverance of Zion’s team and partners. Furthermore, Zion has maintained continuous security at the MJ-01 site, ensuring a stable and secure operational environment. Additionally, commercial air travel into Israel has steadily resumed, further supporting logistical operations.

With all necessary equipment expected to be on-site by mid-March, Zion anticipates progressing through the well completion and testing operations in Q2 2025.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ISRAEL-HAMAS WAR

The nation of Israel declared war on Hamas following the October 7, 2023 invasion by Hamas into many southern Israeli communities, killing and injuring thousands and resulting and taking of over 200 Israeli hostages into Gaza.  Israel formed a war time emergency government with its primary focus on defending its homeland.  As part of the war effort, Israel enlisted a large number of reservists.  Our geologist in Israel, Nadav Navon, was called into service for a month or two in late 2023.  In 2024, he was called up again to serve for a period of months.  He has since returned back to work. As a result of Nadav’s absence, his workload was handled by our US based geologist Lee Russell.

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2024.

Throughout 2024, there were daily battles occurring in the Gaza Strip.  Israel was largely successful in winning the battles, including taking operational control of nearly all areas of Gaza and killing many top leaders of Hamas.

On or about January 19, 2025, Israel and Hamas agreed to a ceasefire.  On that day, three hostages were released to Israel’s care and there is a plan to release more hostages over time.

Our faithful supporters know that we operate in Israel and they continue investing through our DSPP.  Approximately $16.3 million was raised during 2024.

ISRAEL-HEZBOLLAH WAR

Throughout the first 4-6 months of 2024, the IDF and Hezbollah (a terrorist organization based in Lebanon) exchanged near daily missile and rocket fire at Israel’s northern border.  During Q3 2024, the IDF carried out multiple strikes against the Hezbollah leadership and was very successful.

On October 1, 2024, Israel invaded Lebanon to attack Hezbollah directly.  Israel and the IDF were successful including killing much of the top leadership of Hezbollah.

On November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

Map 1. Zion’s New Megiddo Valleys 434 License as of December 31, 2024.

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

I-35 Drilling Rig & Associated Equipment

	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
December 31, 2022	5,225	619	437	6,281

Asset Additions	-	-	-	-

Asset Depreciation	(634)	-	(126)	(760)

Asset Disposals for Self-Consumption	-	(11)	-	(11)

December 31, 2023	4,591	608	311	5,510

Asset Additions	-	178	-	178

Asset Depreciation	(634)	-	(139)	(773)

Asset Disposals	-	-	(98)	(98)

Asset Disposals for Self-Consumption	-	(39)	-	(39)

December 31, 2024	3,957	747	74	4,778

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2023 and 2024:

	2024	2023
	US$	US$
	(000)	(000)
I-35 Drilling Rig & Associated Equipment	178	-
New Megiddo Valleys License 434:
Exploratory drilling operations	2,984	327
Equipment and inventory purchases	1,145	97
Environmental, geological & geophysical operations	72	8
Location construction and maintenance	844	450
Total	5,223	882

Employees & Contractors

As of December 31, 2024, we had 20 employees and contractors of whom all but one are on a full-time basis. Of the 20 total headcount, 14 work out of our Dallas office and 6 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized drilling, health and safety, engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies (such as Zion Oil & Gas, Givot Olam, and Globe Exploration), as well as larger consortia of local Israeli and foreign participants (Noble Energy Inc./Delek Group Ltd.). Most groups are engaged primarily in offshore activities, which is not an area in which we are currently active. Israeli law conveys an exclusive exploration right to license holders that prevents any additional companies from competing in that license area.

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

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2024 and 2023, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

Political Climate

We are directly influenced by the political, economic and military conditions affecting Israel. Specifically, we could be adversely affected by:

●	the Israel-Hamas war, the Israel-Hezbollah war, and any other major hostilities involving Israel;

●	the interruption or curtailment of trade between Israel and its present trading partners;

●	a full or partial mobilization of the reserve forces of the Israeli army; and

●	a significant downturn in the economic or financial condition of Israel.

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

The nation of Israel declared war on Hamas following the October 7, 2023 invasion by Hamas into many southern Israeli communities, killing and injuring thousands and taking of over 200 Israeli hostages into Gaza.  Israel formed a war time emergency government with its primary focus on defending its homeland.  As part of the war effort, Israel enlisted a large number of reservists.  One geologist in our Israel office was called into service for a month or two in late 2023.  In 2024, he was called up again to serve for a period of months.

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2024.

Throughout 2024, there were daily battles occurring in the Gaza Strip.  Israel was largely successful in winning the battles, including taking operational control of nearly all areas of Gaza and killing many top leaders of Hamas.

On or about January 19, 2025, Israel and Hamas agreed to a ceasefire.  On that day, three hostages were released to Israel’s care and there is a plan to release more hostages over time.

Throughout the first 4-6 months of 2024, the IDF and Hezbollah (a terrorist organization based in Lebanon) exchanged near daily missile and rocket fire at Israel’s northern border.  During Q3 2024, the IDF successfully carried out multiple strikes against the Hezbollah leadership.

On October 1, 2024, Israel invaded Lebanon to attack Hezbollah directly.  Israel and the IDF were successful including killing much of the top leadership of Hezbollah.

On November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

We cannot predict the effect, if any, on our business caused by renewed hostilities between Israel and its neighbors or any other changes in the political climate in the area.

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

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $7,343,000 for the year ended December 31, 2024, and $7,957,000 for the year ended December 31, 2023. The audited consolidated financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern” unless we are able to raise additional capital.

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

Currently, we are substantially reliant on the proceeds of sales of our common stock under the Dividend Reinvestment and Stock Purchase Plan. During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2024 and 2023, we raised approximately $16,257,000 and $6,949,000, respectively, under the Plan. Of the amounts raised, approximately 57% of the amounts raised in 2024 were attributable to one participant and 54% of the amounts raised in 2023 were attributable to one participant. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our exploration and testing efforts, until we locate alternate sources for this funding.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements. Our audited consolidated financial statements at December 31, 2024 and 2023 and for the years then ended were prepared assuming that we will continue as a going concern.

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

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities through May 2025. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are drilling, or testing, we estimate that there is an additional cost of approximately $2,000,000 - $3,000,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2021-2023 are likely to render extending our existing license or obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

Our ability to obtain desired exploration licenses on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable government agencies in Israel. Additionally, the onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2021-2023 are likely to render obtaining any license extensions or additional exploration licenses increasingly expensive and more time consuming. Accordingly, there can be no assurance that we will be able to extend our existing license or obtain new or additional exploration rights. If we are unable for whatever reason to obtain the exploration rights that we deem necessary or desirable, our business may be severely impaired.

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

Our business is subject to certain risks associated with doing business globally, more particularly in Israel. Accordingly, we face significant operational risks as a result of doing business internationally, such as:

●

Difficulties in bringing operational personnel and equipment into Israel stemming from the Israel-Hamas war, Israel-Hezbollah war and/or other military conflicts with Lebanon, Syria, Iran or other hostile country;

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

●	compliance with a wide variety of complex foreign laws, treaties and regulations;

●	compliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption and anti-bribery laws;

●	in effect of unexpected changes in tariffs, trade barriers and other regulatory or contractual limitations on our ability to develop or sell our products in certain foreign markets; and

●	becoming subject to the laws, regulations and court systems of multiple jurisdictions.

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

We incurred net losses of $7,343,000 for the year ended December 31, 2024, and $7,957,000 for the year ended December 31, 2023. We cannot provide any assurance that we will ever be profitable.

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

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 1,200,000,000 shares of common stock. As of March 24, 2025, there were approximately 996,876,867 shares of our common stock issued and outstanding. We are considering increasing our authorized shares during the next proxy season in 2025.

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

The company has not experienced a cyber security incident or a cyber security threat during 2024 nor in any prior years. The company’s overall risk management systems and processes have followed the recommended guidelines of our cyber security insurance company. The Audit Committee has the board’s oversight of risk from cyber security threats and the responsibility for reviewing the management processes. Management’s role in assessing and managing material risks from cyber security threats is the responsibility of the Chief Financial Officer, who reports and coordinates any potential material risk to the Audit Committee.

ITEM 2. PROPERTIES

At December 31, 2024, the Company held one active petroleum exploration license onshore Israel, the New Megiddo Valleys License 434, comprising approximately 75,000 acres. This License was awarded on September 14, 2023 and had much of the same area and coordinates as the replaced License 428. This License expires on September 13, 2026.

Please refer to the discussion above under Part 1, Item 1, Business.

The table below summarizes certain data for our former license area for the year ended December 31, 2024:

		Area	Working	Expiration
Type of Right	Name	(Approx. Acres)	Interest	Date
License 434	New Megiddo Valleys	75,000	100%	September 13, 2026 (1)(2)

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

Office Properties

(i) The Company’s corporate office in Dallas, Texas is under lease for 8,774 square feet. On October 4, 2023, the Company and Hartman Income REIT Property Holdings, LLC (“Hartman”) signed a Third Amendment to the Lease Agreement (“Third Amendment”) whereby the office lease was extended from June 1, 2023 through December 31, 2024, for a total of 19 months. The monthly payments made during 2024 were as follows: (1) basic rent of $7,677.25, (2) common area maintenance of $2,917.36, (3) taxes and insurance of $1,593.94 and (4) electricity charges of $1,703.62.  The building occupied in Dallas changed ownership in April 2024.  We are presently awaiting a lease amendment for our review, but in the meanwhile, written assurance has been received from new ownership allowing Zion to remain in the office and paying the same rate as in 2024.

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

Geneva Branch

On July 11, 2014, Zion Oil & Gas, Inc., Geneva Branch was registered in the Canton of Geneva, Switzerland. The legal Swiss name for the foreign branch is “Zion Oil & Gas, Inc., Wilmington, Branch of Geneva”. The Zion Swiss Branch has its registered office and its business office at 47 Avenue Blanc, 1202 , Geneva, Switzerland. The purpose of the branch is to operate a foreign treasury center for the Company.

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

Holders

As of December 31, 2024, there were approximately 21,186 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Insider Trading Policies

The company has adopted insider trading policies and procedures applicable to directors, officers and employees.  There are no Rule 10b5-1 trading plans in effect and there are no policies and practices regarding the timing of stock options and stock appreciation right (SAR) awards, other than stock option awards per officer employment agreements.  While the company is not subjected to the insider trading policy, the company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Suppliers may not use or share insider information concerning the Company for the purpose of trading in the Company’s common stock or other securities. Insider information includes material nonpublic information about matters such as significant contracts, claims, liabilities, major litigation, potential sales, mergers or acquisitions, development plans, operational activities, earnings, forecasts and budgets. Material information is any information, either positive or negative information that a reasonable investor would consider important in a decision to buy, hold, or sell securities.

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

Overview

Zion Oil and Gas, Inc., a Delaware corporation, is an oil and gas exploration company with a history of 25 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQB Market under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

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

	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
December 31, 2022	5,225	619	437	6,281

Asset Additions	-	-	-	-

Asset Depreciation	(634)	-	(126)	(760)

Asset Disposals for Self-Consumption	-	(11)	-	(11)

December 31, 2023	4,591	608	311	5,510

Asset Additions	-	178	-	178

Asset Depreciation	(634)	-	(139)	(773)

Asset Disposals	-	-	(98)	(98)

Asset Disposals for Self-Consumption	-	(39)	-	(39)

December 31, 2024	3,957	747	74	4,778

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

During the year ended December 31, 2024, the Company recorded $ nil in non-cash post-impairment charges to its unproved oil and gas properties. During the year ended December 31, 2023, the Company record a non-cash post-impairment charge to its unproved oil and gas properties of $135,000 (see Note 4).

The total net book value of our unproved oil and gas properties under the full cost method was $21,682,000 and $16,637,000 at December 31, 2024 and 2023, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD) for 2024 and 2023:

	2024	2023
Operating costs and expenses:

General and administrative expenses	4,645	5,193

Other	2,694	2,627

Impairment of unproved oil and gas properties	-	135

Operating costs and expenses	7,339	7,955

Other expense, net	4	2

Net loss	7,343	7,957

FOR THE YEAR ENDED December 31, 2024 COMPARED TO December 31, 2023

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2024 were $7,339,000 compared to $7,955,000 for the year ended December 31, 2023 Operating costs for the year ended December 31, 2024 were $616,000 (8%) lower compared to the year ended December 31, 2023.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2024 were $4,645,000 compared to $5,193,000 for the year ended December 31, 2023. This represents a reduction of $548,000, or 11%, year over year. A major component of general and administrative expenses is non-cash stock compensation expense in the form of stock options granted to employees, management and directors. As stated in this filing, Zion does not have revenue generating operations. Historically, we have compensated our staff in part by granting stock options in lieu of cash balances. However, though stock option grants are intended to provide a financial incentive, there are no guarantees that stock options will be “in the money” and, in that event, would maintain no value.

Zion granted the following number of stock options during the quarters of 2024 and 2023:

●	March 31, 2023: 200,000

●	June 30, 2023: 25,000

●	September 30, 2023: 7,910,000

●	December 31, 2023: 0

●	March 31, 2024: 200,000

●	June 30, 2024: 0

●	September 30, 2024: 10,000

●	December 31, 2024: 0

●	YTD December 31, 2023: 8,135,000

●	YTD December 31, 2024: 210,000

●	Total Decrease in Options Granted During 2024: 7,925,000

The primary driver of this variance was stock option expense. The number of stock options granted was 7,925,000 lower during 2024, and therefore expenses were significantly lower.

Other expenses. Other expenses during the year ended December 31, 2024 were $2,694,000 compared to $2,627,000 for the year ended December 31, 2023. This is a variance of $67,000 or 3%, which is not a material variance . The expenses in this category are comprised of non-compensation and non-professional expenses incurred.

Impairment of unproved oil and gas properties. Impairment of unproved oil and gas properties expenses during the year ended December 31, 2024 was $nil compared to $135,000 for the year ended December 31, 2023. The expense recorded in 2023 is attributable to the impairment charge of $45,615,000 related to the MJ-2 well during 2022.

Other expense, net. Other expense, net for the year ended December 31, 2024 was $4,000 compared to $2,000 for the year ended December 31, 2023. This is a variance of $2,000 or 100%, which is not a material variance.

Net Loss. Net loss for the year ended December 31, 2024 was $7,343,000 compared to $7,957,000 for the year ended December 31, 2023.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be in doubt. Our consolidated financial statements for the year ended December 31, 2024 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2024 and 2023, we raised approximately $16,257,000 and $6,949,000, respectively, under the Plan. Of the amounts raised, approximately 57% of the amounts raised in 2024 were attributable to one participant and 54% of the amounts raised in 2023 were attributable to one participant. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

At December 31, 2024, we had approximately $2,272,000 in cash and cash equivalents compared to $615,000 at December 31, 2023. Our working capital (current assets minus current liabilities) was $1,702,000 at December 31, 2024 and ($349,000) at December 31, 2023.

As of December 31, 2024, and 2023, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $972,000 and $944,000, respectively) and others (approximately $93,000 and $90,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,065,000 and $1,034,000, respectively. The cash funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

During the years ended December 31, 2024 and 2023, cash used in operating activities totaled $6,230,000 and $5,133,000, respectively. Cash provided by financing activities during the years ended December 31, 2024 and 2023 was $13,205,000 and $6,008,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as drilling costs for our MJ-02 exploratory well, purchase of equipment and spare parts was $5,274,000 and $2,354,000 for the years ended December 31, 2024 and 2023, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the consolidated financial statements. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $5,315,000, inclusive of $650,000 from the exercise of warrants, during the period January 1, 2025 through March 26, 2025, we will need to raise additional funds in order to continue our exploration and development activities. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through October 2025.

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

The warrants became exercisable on January 8, 2018 and continued to be exercisable through January 8, 2023 at a revised per share exercise price of $.25. The warrant terms provided that if the Company’s Common Stock trades above $5.00 per share as the closing price for 15 consecutive trading days at any time prior to the expiration date of the warrant, the Company had the sole discretion to accelerate the termination date of the warrant upon providing 60 days advanced notice to the warrant holders.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAM.” The warrants were not be registered for trading on the OTCQB or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continue to be exercisable through July 15, 2022.

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

On January 21, 2025, the Company extended the termination date of the ZNWAM warrant from December 31, 2024 to March 31, 2025. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On March 18, 2025, the entire number of outstanding warrants of 4,376,000 were exercised at $.05 each for total proceeds to Zion of $218,800.  As of this report date, there are no ZNWAM warrants outstanding.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAQ.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

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

On January 21, 2025, the Company extended the termination date of the ZNWAQ warrant from December 31, 2024 to March 31, 2025. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On March 18, 2025, the warrant holder exercised 5,624,000 of the ZNWAQ warrants at $.05 each for total proceeds to Zion of $218.200. On March 25, 2025, the warrant holder exercised 3,000,000 of the ZNWAQ warrants at $.05 each for total proceeds to Zion of $150,000.

As of this report date, there are 14,804,348 outstanding ZNWAQ warrants exercisable at $.05 each. The Company does not plan to extend the warrant termination date beyond March 31, 2025.

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

During the year ended December 31, 2024, Zion incurred $2,921,000 in equity issuance costs.

On April 1, 2024, the Company executed its current Waiver Term Sheet with a participant consisting of shares of stock and warrants. The program was scheduled to terminate at the earlier of: (a) a maximum purchase of $10,000,000 through the DSPP, (b) October 1, 2024 or (c) the closing price of Zion’s stock is 15 cents per share for five (5) consecutive days. Additional terms of the Waiver Term Sheet included the pro-rata issuance of up to 5,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2024, in the event the Participant purchases up to $5,000,000 of the Company’s stock by July 1, 2024.

On or around August 13, 2024, a first amendment to its current Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included the pro-rata issuance of up to 10,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2024, in the event the Participant purchases up to $10,000,000 of the Company’s stock by October 1, 2024.

On or around September 30, 2024, a second amendment to its current Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included changing the expiration date to December 31, 2024 and the pro-rata issuance of up to 10,000,000 warrants with an exercise price of $.25 per share and an expiration date of April 1, 2025, in the event the Participant purchases up to $10,000,000 of the Company’s stock by December 31, 2024.

On or around November 12, 2024, a third amendment to its current Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included changing the provision for the program termination provided that the closing stock price is $.20 cents per share or higher for five (5) consecutive days.

On or around January 21, 2025, a fourth amendment to this latest Waiver Term Sheet was signed with the participant. The program terminates at the earlier of: (a) a maximum purchase of $15,000,000 through the DSPP, (b) June 30 , 2025 or (c) the closing price of Zion’s stock is 20 cents per share for five (5) consecutive days. Additional terms of the Waiver Term Sheet include the pro-rata issuance of up to 15,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2025, in the event the Participant purchases up to $15,000,000 of the Company’s stock by June 30, 2025.

During 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 57% of the cash raised through the DSPP.

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

Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 4 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option began on November 6, 2023 and was scheduled to terminate on December 31, 2023, unless extended at the sole discretion of Zion Oil & Gas, Inc. The Unit Option consists of Units of our securities where each Unit (priced at $250.00 each) is comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that was acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWBA” and will not be registered for trading on the OTCQB or any other stock market or trading market.

Plan participants, who enroll into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants were for enrolling in the AMI program and along with the above warrant with the Company notation of “ZNWBA.” Existing subscribers to the AMI were entitled to the additional fifty (50) warrants, if they purchase at least one (1) Unit during the Unit program.

The ZNWBA warrants will become exercisable on January 15, 2024, unless extended, and continue to be exercisable through January 15, 2025, unless extended, at a per share exercise price of $0.25. See Amendment No. 5 below for new dates.

Amendment No. 5 – Extension of Termination Date to January 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on January 31,2024.

The ZNWBA warrants now will be first exercisable on February 15, 2024, instead of January 15, 2024 and continue to be exercisable through February 15, 2025, instead of January 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 5 to Prospectus Supplement was December 20, 2023.

Amendment No. 6 – Extension of Termination Date to February 29, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 29, 2024.

The ZNWBA warrants now will be first exercisable on March 15, 2024, instead of February 15, 2024 and continue to be exercisable through March 15, 2025, instead of February 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 6 to Prospectus Supplement was January 29, 2024.

Amendment No. 7 – Extension of Termination Date to March 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we are extending the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023 , to terminate on March 31, 2024.

The ZNWBA warrants now will be first exercisable on April 15, 2024, instead of March 15, 2024 and continue to be exercisable through April 15, 2025, instead of March 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 7 to Prospectus Supplement was February 26, 2024.

Amendment No. 8 – Extension of Termination Date to April 30, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on April 30, 2024.

The ZNWBA warrants now will be first exercisable on May 15, 2024, instead of April 15, 2024, and continue to be exercisable through May 15, 2025, instead of April 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 8 to Prospectus Supplement was March 23, 2024.

Amendment No. 9 – Extension of Termination Date to May 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on May 31, 2024.

The ZNWBA warrants now will be first exercisable on June 15, 2024, instead of May 15, 2024, and continue to be exercisable through June 15, 2025, instead of May 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 9 to Prospectus Supplement was April 24, 2024.

Amendment No. 10 – Extension of Termination Date to August 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. , to terminate on August 31, 2024.

The ZNWBA warrants now will be first exercisable on September 15, 2024, instead of June 15, 2024, and continue to be exercisable through September 14, 2025, instead of June 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 10 to Prospectus Supplement was May 29, 2024.

Amendment No. 11 – Extension of Termination Date to October 15, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. , to terminate on October 15, 2024.

The ZNWBA warrants now will be first exercisable on November 15, 2024, instead of September 15, 2024, and continue to be exercisable through November 14, 2025, instead of September 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 11 to Prospectus Supplement was August 22, 2024.

Amendment No. 12 – Extension of Termination Date to December 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. , to terminate on December 31, 2024.

The ZNWBA warrants now will be first exercisable on January 31, 2025, instead of November 15, 2024, and continue to be exercisable through January 31, 2026, instead of November 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 12 to Prospectus Supplement was October 9, 2024.

Amendment No. 13 – Extension of Termination Date to February 28, 2025

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 28, 2025.

The ZNWBA warrants now will be first exercisable on March 31, 2025, instead of January 31, 2025, and continue to be exercisable through March 31, 2026, instead of January 31, 2026, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 13 to Prospectus Supplement was December 10, 2024.

The current Unit Option terminated on February 28, 2025 as described in Amendment No. 13. The ZWNBA warrants, exercisable at $0.25, will be issued prior to March 31, 2025 and will be exercisable through March 31, 2026.  These warrants have not yet been issued as of the date of this report.

For the years ended December 31, 2024, and 2023, approximately $16,257,000, and $6,949,000 were raised under the DSPP program, respectively. The $16,257,000 and $6,949,000 figures were reduced by $2,921,000 and $1,120,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $13,336,000 and $5,829,000, respectively.

The company raised approximately $5,315,000, inclusive of $650,000 from the exercise of warrants, from the period January 1, 2025 through March 26, 2025, under the DSPP program.

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

Warrants Table

The warrant activity and balances for the year 2023 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2022	Issued	Exercised	Expired	12/31/2023
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	(359,435)	-
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	(545,900)	-
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	(517,875)	-
ZNWAM	$0.05	03/31/2024	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	03/31/2024	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(151,500)	(47,500)	-
ZNWAX	$0.05	07/31/2023	-	818,500	(458,750)	(359,750)	-
ZNWAY	$0.05	09/10/2023	-	17,450	(3,700)	(13,750)	-
ZNWAZ	$0.25	07/17/2024	-	153,800	-	-	153,800
Outstanding warrants			35,234,137	1,477,250	(790,905)	(6,223,462)	29,697,020

Changes during 2024 to:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2023	Issued	Exercised	Expired	12/31/2024
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	03/31/2025	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	03/31/2025	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800	-	-	(153,800)	-
Outstanding warrants			29,697,020	-	-	(393,868)	29,303,152

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual consolidated financial obligations for continuing operations at December 31, 2024, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2025	2026	2027	2028	Thereafter	Total
Exploration Related Commitments	1,175	-	-	-	-	1,175

Operating Leases	157	157	152	151	127	744

Employment Agreements	1,897	-	-	-	-	1,897

Total	3,229	157	152	151	127	3,816

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. Zion adopted this ASU effective January 1, 2023. The adoption of this ASU did not have any impact on its consolidated financial statements.

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2024 had a significant impact on our consolidated financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through December 31, 2024, the USD has fluctuated by approximately 0.6% against the NIS (the USD has strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD has fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

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

At December 31, 2024, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $3,336,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2024, exclusive of funds at US banks that earn no interest, was approximately 2.9%.

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

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15 of the Exchange Act, as of December 31, 2024. Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures were effective, as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2025 Proxy Statement”) for our 2025 annual meeting of stockholders. The 2025 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference to the 2025 Proxy Statement for the 2025 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference to the 2025 Proxy Statement for the 2025 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference to the 2025 Proxy Statement for the 2025 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference to the 2025 Proxy Statement for the 2025 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2024.

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

3.2	Amended and Restated Bylaws of Zion Oil & Gas, Inc. (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 16, 2022)

4.1	Registration Statement on Form S-3 (File No. 333-283500) as amended, (incorporated by reference as filed with the SEC on November 27, 2024)

4.2	Prospectus Supplement dated December 15, 2021, (incorporated by reference as filed with the SEC on December 16, 2021)

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

10.2	New Megiddo Valleys License 434 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2023)

Number	Description
10.3

Office Lease Agreement between Zion Oil & Gas, Inc., as tenant, and Hartman Income REIT Property Holdings, LLC, lease commencement date December 1, 2015 and lease expiration date April 30, 2021 (incorporated by reference to the Company’s Form 10-Q filed with the SEC on November 10, 2015)

10.4*

Third Amendment to Lease Agreement between Zion Oil & Gas, Inc., as tenant and Hartman SPE, LLC, lease commencement date June 1, 2023 and lease expiration date December 31, 2024 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 20, 2024)

10.5	New Megiddo License 428, dated December 3, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 17, 2022)

10.6	Extension of New Megiddo License 428 to February 1, 2023 (incorporated by reference to our Form 10-Q filed with the SEC on August 10, 2022)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

20.1	Insider Trading Policy

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	filed herewith

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W.A. Dunn Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2025		Date: March 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W.A. Dunn	Chief Executive Officer and Director,	March 27, 2025
Robert W.A. Dunn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	Chief Financial Officer	March 27, 2025
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	President and General Counsel	March 27, 2025
William H. Avery

/s/ Martin M. van Brauman	EVP, Corporate Secretary, Treasurer and Director	March 27, 2025
Martin M. van Brauman

/s/ John M. Brown	Chairman of the Board of Directors	March 27, 2025
John M. Brown

/s/ Paul Oroian	Director	March 27, 2025
Paul Oroian

/s/ Kent Siegel	Director	March 27, 2025
Kent Siegel

/s/ Gene Scammahorn	Director	March 27, 2025
Gene Scammahorn

/s/ Virginia Prodan	Director	March 27, 2025
Virginia Prodan

/s/ Pandji Putra	Director	March 27, 2025
Pandji Putra

/s/ Sarah Caygill	Director	March 27, 2025
Sarah Caygill

/s/ Jeffrey Moskowitz	Director	March 27, 2025
Jeffrey Moskowitz

/s/ Lee Russell	Director	March 27, 2025
Lee Russell

/s/ Brad Dacus	Director	March 27, 2025
Brad Dacus

/s/ Javier Mazon	Director	March 27, 2025
Javier Mazon

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zion Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zion Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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
March 27, 2025

Zion Oil & Gas, Inc.

Consolidated Balance Sheets as of

	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Current assets
Cash and cash equivalents	2,272	615
Cash and cash equivalents – restricted	1,064	1,020
Prepaid expenses and other	567	515
Governmental receivables	19	18
Other receivables	8	123
Total current assets	3,930	2,291

Unproved oil and gas properties, full cost method (see Note 4)	21,682	16,637

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $2,807 and $2,215 (see note 2P)	4,778	5,510
Property and equipment, net of accumulated depreciation of $714 and $686	104	74
	4,882	5,584

Right of Use Lease Assets (see Note 8)	759	194

Other assets
Assets held for severance benefits	541	475
Total other assets	541	475

Total assets	31,794	25,181

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	604	777
Insurance financing (see note 9G)	490	432
Lease obligation – current (see Note 8)	107	167
Asset retirement obligation	571	571
Accrued liabilities	456	693
Total current liabilities	2,228	2,640

Long-term liabilities
Lease obligation – non-current (see Note 8)	637	24
Provision for severance pay	548	499
Total long-term liabilities	1,185	523

Total liabilities	3,413	3,163

Commitments and contingencies (see Note 9)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at December 31, 2024 : Issued and outstanding: 965,362,131 and 640,002,580 shares at December 31, 2024 and 2023, respectively	9,654	6,400
Additional paid-in capital	312,629	302,177
Accumulated deficit	(293,902)	(286,559)
Total stockholders’ equity	28,381	22,018

Total liabilities and stockholders’ equity	31,794	25,181

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Operations

	For the	For the
	year ended	year ended
	December	December
	2024	2023
	US$	US$
	thousands	thousands
General and administrative	4,645	5,193
Impairment of unproved oil and gas properties	-	135
Other	2,694	2,627
Loss from operations	(7,339)	(7,955)

Other income (expense), net
Foreign exchange (loss)	(6)	(4)
Financial gain (expenses), net	2	2

Loss before income taxes	(7,343)	(7,957)
Income taxes	-	-

Net loss	(7,343)	(7,957)

Net loss per share of common stock - basic and diluted (in US$)	(0.01)	(0.01)

Weighted-average shares outstanding–basic and diluted (in thousands)	797,267	568,351

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024 and 2023

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
		US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands
Balances as of December 31, 2022	524,231	5,242	296,460	(278,602)	23,100
Funds received from sale of DSPP units and shares and exercise of warrants	115,621	1,156	5,793	-	6,949
Funds received from option exercises	150	2	10	-	12
Costs associated with the issuance of shares	-	-	(1,120)	-	(1,120)
Value of options granted to employees, directors and others as non-cash compensation	-	-	1,034	-	1,034
Net loss	-	-	-	(7,957)	(7,957)
Balances as of December 31, 2023	640,002	6,400	302,177	(286,559)	22,018

Funds received from sale of DSPP units and shares and exercise of warrants	324,821	3,248	13,009	-	16,257
Funds received from option exercises	539	6	30	-	36
Costs associated with the issuance of shares	-	-	(2,921)	-	(2,921)
Value of options granted to employees, directors and others as non-cash compensation	-	-	334	-	334
Net loss	-	-	-	(7,343)	(7,343)
Balances as of December 31, 2024	965,362	9,654	312,629	(293,902)	28,381

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Cash flows from operating activities
Net loss	(7,343)	(7,957)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	779	767
Amortization of Right of Use Lease Asset	264	260
Cost of options issued to employees, directors and others as non-cash compensation	334	1,034
Post impairment of unproved oil and gas properties	-	135
Loss on sale of property and equipment	63	-
Change in assets and liabilities, net:
Other deposits	-	483
Prepaid expenses and other	(52)	85
Governmental receivables	(1)	249
Other receivables	115	20
Lease obligation - current and non current	(276)	(269)
Severance pay, net	(17)	(9)
Accounts payable	(30)	90
Accrued liabilities	(66)	(21)
Net cash used in operating activities	(6,230)	(5,133)

Cash flows from investing activities
Acquisition of property and equipment	(59)	(1)
Proceeds from sale of property and equipment	35	-
Acquisition of drilling rig and related equipment	(178)	-
Investment in unproved oil and gas properties	(5,072)	(2,353)
Net cash used in investing activities	(5,274)	(2,354)

Cash flows from financing activities
Proceeds from exercise of stock options	36	12
Costs paid related to the issuance of new shares	(3,088)	(953)
Proceeds from issuance of stock and exercise of warrants	16,257	6,949
Net cash provided by financing activities	13,205	6,008

Net decrease in cash, cash equivalents and restricted cash	1,701	(1,479)
Cash, cash equivalents and restricted cash – beginning of period	1,635	3,114
Cash, cash equivalents and restricted cash – end of period	3,336	1,635

Non-cash investing and financing activities:
Unpaid investments in oil and gas properties	604	670
Depreciation of oil and gas equipment	23	32
Unpaid Costs associated with the issuance of shares	167	167
Addition of right of use lease assets and lease obligations	829	252

The accompanying notes are an integral part of the consolidated financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Cash and cash equivalents	2,272	615
Cash and cash equivalents - restricted	1,064	1,020
	3,336	1,635

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 25 years of oil & gas exploration in Israel. As of December 31, 2024, the Company has no revenues from its oil and gas operations.

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

After six years of inactivity in a well over three miles deep, the MJ-01 wellbore presents a challenging environment. The wellbore appears to have experienced elastic and partial collapse of the casing in some areas. This led to the bottom hole assembly (“BHA”) becoming stuck over 4,000 meters from surface. Attempts to overpull the BHA were unsuccessful, and the crew completed a backoff operation which left over 500 meters of the BHA remaining downhole. This is not an uncommon occurrence with oil and gas drilling operations and the crew was unsuccessful in retrieving the remaining BHA with the tools that were on location.

Another delay arose out of the logistical challenges we face. The conflict in the region during 2024 has impacted shipping routes, the timely arrival of necessary equipment, and created travel difficulties for our rig crews. Our operations require specialized rig crews who are not available in Israel.

An even further delay has been created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel, in just the last few months, has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90-day visas and not six month or 12-month visas in order to comply with the labor law requirements in place at the time the operation commenced.

In light of the combination of downhole, logistical, and crew challenges, as well as holidays, and the one-year remembrance of October 7, we temporarily paused active operations during Q4 2024. This was a necessary step to ensure the safety of our personnel and to ensure proper engineering and tools are brought to location to avoid lengthy delays waiting for additional tools should any be required once the job resumes. We anticipate that once we have the necessary tools and renewed visas for our crews, we can resume operations in Q1 2025. This is, of course, subject to the realities of the present geopolitical environment. The conflict in Israel, while not directly impacting our operations on a daily basis, creates uncertainties that could affect our schedule at any time.

Zion’s rig crew arrived in Israel in February 2025, and has commenced critical maintenance and preparatory work. The rig, which was safely “warm stacked” in September 2024, is undergoing necessary checks for maintenance, including fluid changes, lubrication and greasing, and mechanical, electrical, and safety audits to ensure peak functionality. Following maintenance, the team will begin drilling out the temporary plug at approximately 1,100 meters. This phase is expected to take 2-3 weeks, paving the way for the subsequent well completion and testing operations. Once the plug is removed, Zion will proceed with setting a permanent plug at the deeper part of the well, allowing for isolating targeted zones of interest for testing.

Zion has successfully navigated complex logistical challenges to ensure the timely delivery of essential equipment. Resources are currently on route to Israel from across the globe, including India, Romania, Germany, the Netherlands, the UAE, the United States, and Tanzania. This unprecedented international cooperation underscores the dedication and perseverance of Zion’s team and partners. Furthermore, Zion has maintained continuous security at the MJ-01 site, ensuring a stable and secure operational environment. Additionally, commercial air travel into Israel has steadily resumed, further supporting logistical operations.

With all necessary equipment expected to be on-site by mid- March, Zion anticipates progressing through the well completion and testing operations in Q2 2025.

During the year ended December 31, 2024, the Company recorded $ nil in non-cash post-impairment charge to its unproved oil and gas properties. During the year ended December 31, 2023, the Company recorded a non-cash post-impairment charge to its unproved oil and gas properties of $135,000 (see Note 4).

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

Uncertainty Due to the Russia – Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2024, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

Israel-Hamas War

The nation of Israel declared war on Hamas following the October 7, 2023 invasion by Hamas into many southern Israeli communities, killing and injuring thousands and taking of over 200 Israeli hostages into Gaza.  Israel formed a war time emergency government with its primary focus on defending its homeland.  As part of the war effort, Israel activated a large number of reservists.  Our geologist in Israel, Nadav Navon, was called into service for a month or two in late 2023.  In 2024, he was called up again to serve for a period of months.  He has since returned back to work. As a result of Nadav’s absence, his workload was handled by our US based geologist Lee Russell.  We have been able to keep up with the geological workload without any issues.

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2024.

Throughout 2024, there were daily battles occurring in the Gaza Strip.  Israel was largely successful in winning the battles, including taking operational control of nearly all areas of Gaza and killing many top leaders of Hamas.

On or about January 19, 2025, Israel and Hamas agreed to a ceasefire.  On that day, three hostages were released to Israel’s care and there is a plan to release more hostages over time.

Israel-Hezbollah War and Wider Hostilities

Throughout the first 4-6 months of 2024, the IDF and Hezbollah (a terrorist organization based in Lebanon) exchanged near daily missile and rocket fire at Israel’s northern border.  During Q3 2024, the IDF carried out multiple strikes against the Hezbollah leadership and was very successful.

On October 1, 2024, Israel invaded Lebanon to attack Hezbollah directly.  Israel and the IDF were successful and killed much of the top leadership of Hezbollah.

On November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2024, the Company incurred a net loss of approximately $7.3 million and had an accumulated deficit of approximately $293.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

B. Cash and Cash Equivalents

The Company maintains cash balances with seven banks, of which three banks are located in the United States, one in the United Kingdom, and three in Israel. For purposes of the statement of cash flows and balance sheet, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

C. Cash and Cash Equivalents - Restricted

Interest bearing deposits for a period which exceeds three months but not more than 12 months and are not restricted are classified as cash and cash equivalents – restricted.

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

During the year ended December 31, 2024, the Company did not record any post-impairment charge to its unproved oil and gas properties.  During the year ended December 31, 2023, the Company recorded a non-cash post-impairment charge to its unproved oil and gas properties of $135,000. (see Note 4).

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $21,682,000 and $16,637,000 as of December 31, 2024, and 2023, respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

E. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $779,000 and $767,000 for the years ended December 31, 2024, and 2023, respectively. See Footnote 2P for a discussion of the purchase of our drilling rig and related equipment.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2024, and 2023.

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

K. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2024 as the inclusion of 32,900,882 in stock options and 29,303,152 in warrants would be anti-dilutive.

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

The Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2024 and 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Zion did not have any related party transactions for the fiscal years ending December 2024 and 2023.

P. Depreciation and Accounting for Drilling Rig and Related Equipment

Zion purchased an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, inclusive of approximately $540,000 allocated to spare parts and $48,000 allocated to additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet. Zion determined that the life of the I-35 drilling rig (the rig Zion purchased), is 10 years. Zion is depreciating the rig on a straight-line basis.

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

Zion purchased rig spare parts totaling approximately $178,000 and nil during the years ending December 31, 2024 and 2023, respectively, in preparation for its MJ-01 re-entry project.

Zion sold some excess scrap drilling pipe and accessories for approximately $35,000 to a local Israeli party during the year 2024. This transaction triggered a reduction in Other Drilling Assets, an accumulated depreciation adjustment and a loss on the disposal.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

I-35 Drilling Rig & Associated Equipment

	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
December 31, 2022	5,225	619	437	6,281

Asset Additions	-	-	-	-

Asset Depreciation	(634)	-	(126)	(760)

Asset Disposals for Self-Consumption	-	(11)	-	(11)

December 31, 2023	4,591	608	311	5,510

Asset Additions	-	178	-	178

Asset Depreciation	(634)	-	(139)	(773)

Asset Disposals	-	-	(98)	(98)

Asset Disposals for Self-Consumption	-	(39)	-	(39)

December 31, 2024	3,957	747	74	4,778

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

Q. Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

R. Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. Zion adopted this ASU effective January 1, 2023. The adoption of this ASU did not have any impact on its consolidated financial statements.

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2024 had a significant impact on our consolidated financial position, results of operations, or cash flow.

S. Operating Segments

The Company has one operating segment and its Chief Operating Decision Maker (“CODM”) is its CEO.  Consistent with its mission and vision, the Company explores for hydrocarbons in onshore Israel. The CODM manages exploration activities considering the following areas, at a minimum: (1) geological prospects within its license area and related feasibility to produce hydrocarbons, (2) the regulatory, administrative and political climate in Israel, (3) competition is Israel, (4) equipment and labor sourcing and (5) operational financing.

Within unproved oil and gas properties costs, the CODM monitors the costs of permitting and regulatory compliance, logistics and supply chain considerations associated with importation of labor and equipment, including managing the amounts and timing of prepayments to international service providers. The CODM works closely with its vice president of operations and CFO on capital expenditures to ensure adequate capital is available when needed.

Within our Statement of Operations (Profit & Loss), the Company has two primary categories of expenses: (1) “General and Administrative” costs, which consists of salaries, payroll taxes, benefits, and costs of stock option grants, and (2) “Other”, which consists of a broad range of non-compensation related expenses, including fees for directors, accounting, legal and information technology services, as well as other professional fees.  This category also includes costs for various lines of insurance, investor relations activities, office facilities, depreciation and annual meeting expenses.  Zion has had very low employee turnover in recent years and our CODM monitors the salaries paid to its existing workforce.  Additionally, the CODM is the decision maker in its annual insurance renewals for directors and officers, cybersecurity, rig and third-party liability insurance, both in Dallas and in Israel. Furthermore, our CODM, together with its CFO, reviews and approves our credit card spending, which primarily relates to investor relations activities to ensure that Zion is getting value for dollars spent.

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

D.

As of December 31, 2024, and 2023, the Company had a provision for severance pay of $548,000 and $499,000, respectively, of which all was long-term. As of December 31, 2024, and 2023, the Company had $541,000 and $475,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	6,426	2,538
Capitalized salary costs	2,546	2,444
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	11,253	10,198
Other costs	39	39
	21,682	16,637

Impairment of unproved oil and gas properties comprised as follows:

	For the year ended
	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	-	75
Legal and seismic costs, license fees and other preparation costs	-	60
	-	135

Changes in Unproved oil and gas properties during the years ended December 31, 2024, and 2023, are as follows:

	December 31,		December 31,
	2024		2023
	US$		US$
	thousands		thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	3,888		251
Capitalized salary costs	102		102
Legal and seismic costs, license fees and other preparation costs	1,055		530
Impairment of unproved oil and gas properties	-		(135)
	5,045	*	748	*

*	Inclusive of non-cash amounts of approximately $627,000, and $702,000 during the years 2024, and 2023, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Drilling provisions	9	-
Employees related	285	328
Audit and Legal Costs	129	157
Other	33	208
	456	693

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2024, the Company granted the following options from the 2021 Equity Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 175,000 shares of Common Stock to five senior officers and one staff member at an exercise price of $0.07 per share. The options vested upon grant and are exercisable through January 4, 2034. The fair value of the options at the date of grant amounted to approximately $11,000.

ii.

Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2034. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $1,800.

ii.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

D. Warrants and Options

The Company has reserved 62,204,034 shares of common stock as of December 31, 2024, for the exercise of warrants and options to employees and non-employees, of which 62,204,034 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

				Warrants
	Exercise	Number of	Expiration	or
	Price	Shares	Date	Options
	US$
To non-employees
	0.01	10,000	October 1, 2027	Options
	0.01	7,500	January 1, 2028	Options
	0.01	30,000	February 28, 2028	Options
	0.01	80,000	November 18, 2029	Options
	0.01	20,000	August 12, 2032	Options
	0.07	55,000	September 22, 2033	Options
	0.15	50,000	April 15, 2032	Options
	0.16	75,000	December 10, 2029	Options

To employees and directors
	0.01	107,500	January 1, 2027	Options
	0.01	50,000	January 4, 2027	Options
	0.01	40,000	April 17, 2027	Options
	0.01	200,000	May 21, 2027	Options
	0.01	30,000	October 1, 2027	Options
	0.01	55,000	January 1, 2028	Options
	0.01	25,000	January 4, 2028	Options
	0.01	4,000	April 6, 2028	Options
	0.01	25,000	January 6, 2029	Options
	0.01	35,000	September 18, 2029	Options
	0.01	70,000	November 18, 2029	Options
	0.01	35,000	January 5, 2030	Options
	0.01	75,000	January 4, 2031	Options
	0.01	200,000	May 21, 2031	Options
	0.01	300,000	July 17, 2031	Options
	0.01	10,000	September 1, 2031	Options
	0.01	500,000	January 5, 2032	Options
	0.01	55,000	January 17, 2032	Options
	0.01	960,000	April 15, 2032	Options
	0.01	55,000	August 12, 2032	Options
	0.01	10,000	September 1, 2032	Options

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

				Warrants
	Exercise	Number of	Expiration	or
	Price	Shares	Date	Options
	US$
	0.01	795,000	September 23, 2032	Options
	0.01	25,000	January 4, 2033	Options
	0.01	10,000	September 1, 2033	Options
	0.01	895,000	September 22, 2033	Options
	0.01	25,000	January 4, 2034	Options
	0.01	10,000	September 1, 2034	Options
	0.06	50,000	January 4, 2033	Options
	0.07	6,525,000	September 22, 2033	Options
	0.07	125,000	January 4, 2034	Options
	0.14	210,000	January 17, 2032	Options
	0.15	3,200,000	January 4, 2032	Options
	0.15	6,304,325	April 15, 2032	Options
	0.16	340,000	December 10, 2025	Options
	0.18	25,000	December 2, 2025	Options
	0.18	5,130,000	September 23, 2032	Options
	0.24	25,000	August 1, 2032	Options
	0.24	118,000	August 12, 2032	Options
	0.25	413,000	September 1, 2031	Options
	0.28	25,000	September 3, 2025	Options
	0.28	25,000	September 3, 2029	Options
	0.29	25,000	June 15, 2027	Options
	0.39	1,435,000	July 9, 2031	Options
	0.59	1,400,000	May 21, 2027	Options
	0.59	1,600,000	May 21, 2031	Options
	0.92	350,000	January 4, 2027	Options
	0.92	550,000	January 4, 2031	Options
	1.38	96,557	January 2, 2025	Options

To investors

	0.05	23,428,348	March 31, 2025	Warrants
	0.05	4,376,000	March 31, 2025	Warrants
	2.00	1,498,804	January 31, 2026	Warrants

Total outstanding	0.24*	62,204,034

*	Weighted Average

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2023 are shown in the table below:

		Weighted
		Average
	Number of	exercise
	shares	price
		US$
Outstanding, December 31, 2022	26,391,250	0.30

Changes during 2023 to:
Granted to employees, officers, directors and others*	8,135,000	0.07
Expired/Cancelled/Forfeited	(285,000)	1.65
Exercised	(150,000)	0.07
Outstanding, December 31, 2023	34,091,250	0.23

Changes during 2024 to:
Granted to employees, officers, directors and others*	210,000	0.06
Expired/Cancelled/Forfeited	(862,193)	1.66
Exercised	(538,175)	0.07
Outstanding, December 31, 2024	32,900,882	0.20
Exercisable, December 31, 2024	32,900,882	0.20

The aggregate intrinsic value of options exercised during 2024, and 2023 was approximately $22,000, and $4,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2024, totaling 62,204,034 was approximately $2,414,000.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2023, totaling 63,788,270 was approximately $844,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2024:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
Range of		remaining	Average	Range of		remaining	Average
exercise	Number	contractual	Exercise	exercise	Number	contractual	Exercise
price	outstanding	life (years)	price	price	Outstanding	life (years)	price
US$			US$	US$			US$
—	—	—	—	0.01	107,500	2.01	0.01
—	—	—	—	0.01	50,000	2.01	0.01
—	—	—	—	0.01	40,000	2.30	0.01
—	—	—	—	0.01	200,000	2.39	0.01
—	—	—	—	0.01	40,000	2.75	0.01
—	—	—	—	0.01	62,500	3.01	0.01
—	—	—	—	0.01	25,000	3.01	0.01
—	—	—	—	0.01	30,000	3.16	0.01
—	—	—	—	0.01	4,000	3.27	0.01
—	—	—	—	0.01	25,000	4.02	0.01
—	—	—	—	0.01	35,000	4.72	0.01
—	—	—	—	0.01	150,000	4.89	0.01
—	—	—	—	0.01	35,000	5.02	0.01
—	—	—	—	0.01	75,000	6.02	0.01
—	—	—	—	0.01	200,000	6.39	0.01
—	—	—	—	0.01	300,000	6.55	0.01
—	—	—	—	0.01	10,000	6.67	0.01
—	—	—	—	0.01	500,000	7.02	0.01
—	—	—	—	0.01	55,000	7.05	0.01
—	—	—	—	0.01	960,000	7.30	0.01
—	—	—	—	0.01	75,000	7.62	0.01
—	—	—	—	0.01	10,000	7.68	0.01
—	—	—	—	0.01	795,000	7.74	0.01
—	—	—	—	0.01	25,000	8.02	0.01
—	—	—	—	0.01	10,000	8.68	0.01
—	—	—	—	0.01	895,000	8.73	0.01
—	—	—	—	0.01	25,000	9.02	0.01
—	—	—	—	0.01	10,000	9.67	0.01
—	—	—	—	0.06	50,000	8.02	0.06
—	—	—	—	0.07	125,000	9.02	0.07
—	—	—	—	0.07	6,580,000	8.73	0.07
—	—	—	—	0.14	210,000	7.08	0.14
—	—	—	—	0.15	3,200,000	7.02	0.15
—	—	—	—	0.15	6,354,325	7.30	0.15
—	—	—	—	0.16	340,000	0.95	0.16
—	—	—	—	0.16	75,000	4.95	0.16
—	—	—	—	0.18	25,000	0.92	0.18
—	—	—	—	0.18	5,130,000	7.74	0.18
—	—	—	—	0.24	25,000	7.59	0.24
—	—	—	—	0.24	118,000	7.62	0.24
—	—	—	—	0.25	50,000	6.67	0.25
—	—	—	—	0.25	363,000	6.67	0.25
—	—	—	—	0.28	25,000	0.16	0.28
—	—	—	—	0.28	25,000	4.68	0.28
—	—	—	—	0.29	25,000	2.46	0.29
—	—	—	—	0.39	1,435,000	6.53	0.39
—	—	—	—	0.59	1,400,000	2.39	0.59
—	—	—	—	0.59	1,600,000	6.39	0.59
—	—	—	—	0.92	350,000	2.01	0.92
—	—	—	—	0.92	550,000	6.02	0.92
—	—	—	—	1.38	96,557	0.01	1.38
—	—		—	0.01 - 1.38	32,900,882		0.20

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended
	December 31,
	2024	2023
Weighted-average fair value of underlying stock at grant date	0.07	0.07
Dividend yields	—	—
Expected volatility	133% - 134%	135% - 137%
Risk-free interest rates	3.71% - 3.97%	3.85% - 4.61%
Expected life (in years)	5.00	5.00 - 5.50
Weighted-average grant date fair value	0.07	0.06

Granted to non-employees

The following table sets forth information about the weighted-average fair value of options granted to non-employees during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended
	December 31,
	2024	2023
Weighted-average fair value of underlying stock at grant date	—	0.07
Dividend yields	—	—
Expected volatility	—	134%
Risk-free interest rates	—	4.61%
Expected life (in years)	—	10
Weighted-average grant date fair value	—	0.06

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2024	2023
US$ thousands	US$ thousands
331	1,031

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2024	2023
US$ thousands	US$ thousands
3	3

The following table sets forth information about the compensation cost of option issuances recognized and capitalized to Unproved Oil & Gas properties:

For the year ended December 31,
2024	2023
US$ thousands	US$ thousands
-	-

As of December 31, 2024, and 2023, there was $nil and $320,000, respectively, of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans. The $320,000 was recognized during 2024.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant afforded the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant has the company notation of “ZNWAM.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continued to be exercisable through July 15, 2022.

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

On January 21, 2025, the Company extended the termination date of the ZNWAM warrant from December 31, 2024 to March 31, 2025. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On March 18, 2025, the entire number of outstanding warrants of 4,376,000 were exercised at $.05 each for total proceeds to Zion of $218,800.  As of this report date, there are no ZNWAM warrants outstanding.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

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

On January 21, 2025, the Company extended the termination date of the ZNWAQ warrant from December 31, 2024 to March 31, 2025. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On March 18, 2025, the warrant holder exercised 5,624,000 of the ZNWAQ warrants at $.05 each for total proceeds to Zion of $218.200. On March 25, 2025, the warrant holder exercised 3,000,000 of the ZNWAQ warrants at $.05 each for total proceeds to Zion of $150,000.

As of this report date, there are 14,804,348 outstanding ZNWAQ warrants exercisable at $.05 each. The Company does not plan to extend the warrant termination date beyond March 31, 2025.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAR.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on June 22, 2021 and continue to be exercisable through June 22, 2022 at a per share exercise price of $.25. Additionally, Zion incurred $115,000 during 2021 in equity issuance costs to an outside party related to this waiver program.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and become exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on December 31, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant has the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants will be issued and exercisable on November 15, 2025 and continue to be exercisable through December 31, 2025 at a per share exercise price of $.25.

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

On January 1, 2024, the Company executed a Waiver Term Sheet with the same participant consisting of shares of stock. After conclusion of the program on March 31, 2024, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

During the year ended December 31, 2024, Zion incurred $2,921,000 in equity issuance costs.

On April 1, 2024, the Company executed its current Waiver Term Sheet with a participant consisting of shares of stock and warrants.

The program was scheduled to terminate at the earlier of: (a) a maximum purchase of $10,000,000 through the DSPP, (b) October 1, 2024 or (c) the closing price of Zion’s stock is 15 cents per share for five (5) consecutive days. Additional terms of the Waiver Term Sheet included the pro-rata issuance of up to 5,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2024, in the event the Participant purchases up to $5,000,000 of the Company’s stock by July 1, 2024.

On or around August 13, 2024, a first amendment to its current Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included the pro-rata issuance of up to 10,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2024, in the event the Participant purchases up to $10,000,000 of the Company’s stock by October 1, 2024.

On or around September 30, 2024, a second amendment to its current Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included changing the expiration date to December 31, 2024 and the pro-rata issuance of up to 10,000,000 warrants with an exercise price of $.25 per share and an expiration date of April 1, 2025, in the event the Participant purchases up to $10,000,000 of the Company’s stock by December 31, 2024.

On or around November 12, 2024, a third amendment to its current Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included changing the provision for the program termination provided that the closing stock price is $.20 cents per share or higher for five (5) consecutive days.

On or around January 21, 2025, a fourth amendment to this latest Waiver Term Sheet was signed with the participant. The program terminates at the earlier of: (a) a maximum purchase of $15,000,000 through the DSPP, (b) December 31, 2024 or (c) the closing price of Zion’s stock is 20 cents per share for five (5) consecutive days. Additional terms of the Waiver Term Sheet include the pro-rata issuance of up to 15,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2025, in the event the Participant purchases up to $15,000,000 of the Company’s stock by June 30, 2025.

During 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 57% of the cash raised through the DSPP.

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

Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1. Amendment No. 4 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option began on November 6, 2023 and was scheduled to terminate on December 31, 2023, unless extended at the sole discretion of Zion Oil & Gas, Inc. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that was acquired under the Units purchased. Each warrant afforded the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrants has the Company notation of “ZNWBA” and will not be registered for trading on the OTCQB or any other stock market or trading market.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Plan participants, who enrolled into the Unit Program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants were for enrolling in the AMI program and received the above warrant with the Company notation of “ZNWBA.” Existing subscribers to the AMI were entitled to the additional fifty (50) warrants, if they purchased at least one (1) Unit during the Unit program.

The ZNWBA warrants became exercisable on January 15, 2024, and continued to be exercisable through January 15, 2025, unless extended, at a per share exercise price of $0.25. See Amendment No. 5 below for new dates.

Amendment No. 5 – Extension of Termination Date to January 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on January 31, 2024.

The ZNWBA warrants now will be first exercisable on February 15, 2024, instead of January 15, 2024 and continue to be exercisable through February 15, 2025, instead of January 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 5 to Prospectus Supplement was December 20, 2023.

Amendment No. 6 – Extension of Termination Date to February 29, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 29, 2024.

The ZNWBA warrants now will be exercisable on March 15, 2024, instead of February 15, 2024 and continue to be exercisable through March 15, 2025, instead of February 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 6 to Prospectus Supplement was January 29, 2024.

Amendment No. 7 – Extension of Termination Date to March 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we are extending the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on March 31, 2024.

The ZNWBA warrants now will be first exercisable on April 15, 2024, instead of March 15, 2024 and continue to be exercisable through April 15, 2025, instead of March 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 7 to Prospectus Supplement was February 26, 2024.

Amendment No. 8 – Extension of Termination Date to April 30, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on April 30, 2024.

The ZNWBA warrants now will be first exercisable on May 15, 2024, instead of April 15, 2024, and continue to be exercisable through May 15, 2025, instead of April 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 9 – Extension of Termination Date to May 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on May 31, 2024.

The ZNWBA warrants now will be first exercisable on June 15, 2024, instead of May 15, 2024, and continue to be exercisable through June 15, 2025, instead of May 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 9 to Prospectus Supplement was April 24, 2024.

Amendment No. 10 – Extension of Termination Date to August 31, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on August 31, 2024.

The ZNWBA warrants now will be first exercisable on September 15, 2024, instead of June 15, 2024, and continue to be exercisable through September 14, 2025, instead of June 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 11 – Extension of Termination Date to October 15, 2024

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on October 15, 2024.

The ZNWBA warrants now will be first exercisable on November 15, 2024, instead of September 15, 2024, and continue to be exercisable through November 14, 2025, instead of September 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 12 to Prospectus Supplement was October 9, 2024.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 13 – Extension of Termination Date to February 28, 2025

Under our Dividend Reinvestment and Common Stock Purchase Plan (the “Plan”), we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 28, 2025.

The ZNWBA warrants now will be first exercisable on March 31, 2025, instead of January 31, 2025, and continue to be exercisable through March 31, 2026, instead of January 31, 2026, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Accordingly, all references in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 4, concerning the Unit Option, continue, except for the substitution of the revised Unit Option dates and features above. All other Plan features, conditions and terms remain unchanged.

The date of this Amendment No. 13 to Prospectus Supplement was December 10, 2024.

The current Unit Option terminated on February 28, 2025 as described in Amendment No. 13. The ZWNBA warrants, exercisable at $0.25, will be issued prior to March 31, 2025 and will be exercisable through March 31, 2026.  These warrants have not yet been issued as of the date of this report.

For the years ended December 31, 2024, and 2023, approximately $16,257,000, and $6,949,000 were raised under the DSPP program, respectively. The $16,257,000 and $6,949,000 figures were reduced by $2,921,000 and $1,120,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $13,336,000 and $5,829,000, respectively.

The company raised approximately $5,315,000, inclusive of $650,000 from the exercise of warrants, from the period January 1, 2025 through March 26, 2025, under the DSPP program.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

G. Warrant Tables

The warrant activity and balances for the year 2023 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2022	Issued	Exercised	Expired	12/31/2023
ZNWAA	$2.00	01/31/2025	1,498,804	-	-	-	1,498,804
ZNWAD	$1.00	05/02/2023	243,853	-	-	(243,853)	-
ZNWAE	$1.00	05/01/2023	2,144,099	-	-	(2,144,099)	-
ZNWAF	$1.00	08/14/2023	359,435	-	-	(359,435)	-
ZNWAG	$1.00	01/08/2024	240,068	-	-	-	240,068
ZNWAH	$5.00	04/19/2023	372,400	-	-	(372,400)	-
ZNWAI	$3.00	06/29/2023	640,710	-	(100)	(640,610)	-
ZNWAJ	$1.00	10/29/2023	545,900	-	-	(545,900)	-
ZNWAK	$0.01	02/25/2023	424,225	-	(9,050)	(415,175)	-
ZNWAL	$2.00	08/26/2023	517,875	-	-	(517,875)	-
ZNWAM	$0.05	03/31/2024	4,376,000	-	-	-	4,376,000
ZNWAN	$1.00	05/16/2023	267,760	-	(75)	(267,685)	-
ZNWAO	$0.25	06/12/2023	174,660	-	-	(174,660)	-
ZNWAQ	$0.05	03/31/2024	23,428,348	-	-	-	23,428,348
ZNWAV	$0.05	06/28/2023	-	288,500	(167,730)	(120,770)	-
ZNWAW	$0.05	07/13/2023	-	199,000	(151,500)	(47,500)	-
ZNWAX	$0.05	07/31/2023	-	818,500	(458,750)	(359,750)	-
ZNWAY	$0.05	09/10/2023	-	17,450	(3,700)	(13,750)	-
ZNWAZ	$0.25	07/17/2024	-	153,800	-	-	153,800
Outstanding warrants			35,234,137	1,477,250	(790,905)	(6,223,462)	29,697,020

The warrant activity and balances for the year 2024 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2023	Issued	Exercised	Expired	12/31/2024
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	03/31/2025	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	03/31/2025	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800	-	-	(153,800)	-
Outstanding warrants			29,697,020	-	-	(393,868)	29,303,152

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

H. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with an expiration date beyond the balance sheet date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,E,H	March 2013 – December 2014	2.00	January 31, 2026
ZNWAM Warrants	C,F,I,J,K	January 2021 – March 2021	0.05	March 31, 2025
ZNWAQ Warrants	C,F,I,J,K	June 1, 2021	0.05	March 31, 2025
ZNWAS Warrants	D	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	D	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	D	October – November 2022	0.25	December 31, 2025
ZNWBA Warrants	G,L	November – December 2024	0.25	March 31, 2026

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C

On March 21, 2022, the Company extended the expiration date of the Warrants by one (1) year. On June 16, 2023, the Company extended the expiration date of the Warrants to September 6, 2023. On August 21, 2023, the Company extended the expiration date of the Warrants to October 31, 2023. On October 19, 2023, the Company extended the expiration date of the Warrants to December 31, 2023.

D	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

E	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

F	The warrant exercise price was lowered to $0.05 on December 28, 2022.

G	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

H	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

I	On December 18, 2023, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to March 31, 2024.

J	On March 23, 2024, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to December 31, 2024.

K	On January 21, 2025, the Company extended the expiration date of the ZNWAM and ZNWAQ warrants to March 31, 2025.

L

On  May 29, 2024, the Company filed Amendment No. 10 whereby the current unit option was extended to August 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended. On August 22, 2024, the Company filed Amendment No. 11 whereby the current unit option was extended to October 15, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended.  On October 9, 2024, the Company filed Amendment No. 12 whereby the current unit option was extended to December 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended to January 31, 2026. On December 10, 2024, the Company filed Amendment No. 13 whereby the current unit option was extended to February 28, 2025 and the exercise date and termination date of the related ZNWBA warrants were also extended to March 31, 2026.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2024 and 2023.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below:

	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Deferred tax assets:
Net operating loss carry forwards	61,341	58,977
Other	3,976	3,869
Total gross deferred tax assets	65,317	62,846
Less – valuation allowance	(60,456)	(59,036)
Net deferred tax assets	4,861	3,810

Deferred tax liabilities:
Property and equipment	193	153
Other	(501)	(469)
Unproved oil and gas properties	(4,553)	(3,494)
Total gross deferred tax liabilities	(4,861)	(3,810)

Net deferred tax asset	-	-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $292,098,070 prior to the expiration of some of the net operating loss carry forwards between 2024 and 2045. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2024 and 2023.

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

At December 31, 2024, the Company has available federal net operating loss carry forwards of approximately $292,098,070 to reduce future U.S. taxable income.

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

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2024, the Company has available net operating loss carry forwards of approximately $198,871,672 to reduce future Israeli taxable income. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2024.

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

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Pre-tax loss as reported	(7,343)	(7,957)

U.S. statutory tax rate	21%	21%
Theoretical tax expense	(1,542)	(1,671)

Increase in income tax expense resulting from:

Permanent differences	2	2
Change in valuation allowance	1,540	1,669
Income tax expense	-	-

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2021.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2019 tax year can be regarded as final.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 8 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Operating lease assets	$759	$194

Operating lease liabilities:
Current operating lease liabilities	$107	$167
Non-current operating lease liabilities	$637	$24
Total operating lease liabilities	$744	$191

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2024 are:

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term (years)	6.0	1.2
Weighted average discount rate	7.9%	5.6%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the balance sheets as of December 31, 2024:

US$
thousands
2025	157
2026	157
2027	152
2028	151
Thereafter	315
Total undiscounted future minimum lease payments	932
Less: portion representing imputed interest	(188)
Total undiscounted future minimum lease payments	744

Operating lease costs were $313,000 and $293,000 for the years ended December 31, 2024, and 2023, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $276,000 and $269,000 for the years ended December 31, 2024, and 2023, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $829,000 and $252,000 for the years ended December 31, 2024, and 2023, respectively.

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

C. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Joseph License area and the present New Megiddo Valleys License 434 to be approximately $571,000 based on current cost rather than Net Present Value. The Company expects to incur such costs during 2025. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2024	2023
	US$	US$
	thousands	thousands
Asset Retirement Obligations, Beginning Balance	571	571
Liabilities Settled	-	-
Revision of Estimate	-	-
Retirement Obligations, Ending Balance	571	571

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

As of December 31, 2024 and 2023, the Company accrued nil and nil for license regulatory matters.

E. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2024 and 2023, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

F. Office and Vehicle Leases

(i) The Company’s corporate office in Dallas, Texas is under lease for 8,774 square feet. On October 4, 2023, the Company and the Lessor signed a Third Amendment to the Lease Agreement (“Third Amendment”) whereby the Lease extended from June 1, 2023 through December 31, 2024, for a total of 19 months. The monthly payments to be paid are as follows: (1) basic rent of $7,677.25, (2) common area maintenance of $2,917.36, (3) taxes and insurance of $1,593.94 and (4) electricity charges of $1,703.62. The corporate office in Dallas is under new ownership as of April 2024.  The Company is awaiting a lease amendment beginning January 1, 2025, but in the meantime, new ownership has provided written assurance to the Company that we may continue renting space in the office building at the same rates as in 2024.

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

At December 31, 2024, and continuing through the date of this Form 10-K report, all payments have been paid on time to the Lessor, and the Company is in good standing with regard to this lease agreement.

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

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2024 and 2023 were $397,000 and 400,000 respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

The future minimum lease payments as of December 31, 2024, are as follows:

US$
thousands
2025	157
2026	157
2027	152
2028 and thereafter	278
744

G. Insurance Financing

Effective November 16, 2023, the Company renewed its third-party liability (“TPL”) insurance policy in Israel with total premiums, taxes and fees for approximately $76,000. A cash down payment of approximately $23,000 was paid on November 16, 2023. Under the terms of the insurance financing, payments of approximately $5,000, which include interest at the rate of 13.99% per annum, are due each month for 10 months commencing on December 16, 2023. The Company has completed its financing commitment pertaining to the TPL insurance as of September 30, 2024.

Effective December 28, 2023, the Company renewed its D&O insurance policy with total premiums, taxes and fees for approximately $442,000. A cash down payment of approximately $69,000 was paid on December 13, 2023. Under the terms of the insurance financing, payments of approximately $37,000, which include interest at the rate of 13.4% per annum, are due each month for 10 months commencing on January 28, 2024. As of December 31, 2024, this was fully paid off.

Effective March 12, 2024, the Company renewed its rig insurance policy with total premiums, taxes and fees for approximately $95,000. A cash down payment of approximately $38,000 was paid on February 23, 2024. Under the terms of the insurance financing, payments of approximately $9,000, which include interest at the rate of 13.99% per annum, are due each month for 10 months commencing on April 12, 2024. As of December 31, 2024, the outstanding balance was approximately $9.000.

Effective November 18, 2024, the Company renewed its third party liability policy in Israel with total premiums, taxes and fees for approximately $76,000. A cash down payment of approximately $20,000 was paid on November 18, 2024. Under the terms of the insurance financing, payments of approximately $5,000, which include interest at the rate of 12.9% per annum, are due each month for 11 months commencing on December 16, 2024. As of December 31, 2024, the outstanding balance was approximately $51.000. This policy was capitalized under Unproved Oil and Gas asset.

Effective December 3, 2024 the Company renewed its Control of well (“COW”) insurance policy in Israel with total premiums, taxes and fees for approximately $84,000. A cash payment of approximately $84,000 was paid on December 3, 2024. This policy was capitalized under Unproved Oil and Gas asset.

Effective December 28, 2024, the Company renewed its D&O insurance policy with total premiums, taxes and fees for approximately $430,000. A cash down payment of approximately $41,000 was paid on January 2, 2025. Under the terms of the insurance financing, payments of approximately $39,000, which include interest at the rate of 12.9% per annum, are due each month for 10 months commencing on January 28, 2025. As of December 31, 2024, the outstanding balance was approximately $430.000.

As of December 31, 2024 and 2023, the Company had contractual obligations to pay for various lines of insurance, including directors and officers, rig and third party liability. The balances for insurance financing were $490,000 and $432,000, respectively.

H. Bank Guarantees

As of December 31, 2024, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $972,000) and others (approximately $93,000) with respect to its drilling operation in an aggregate amount of approximately $1,065,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as cash and cash equivalent – restricted.

I. Vendor concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. There are three suppliers in 2024 and three suppliers in 2023 that represent 10% or more of the Company’s accounts payable outstanding balance, respectively.

J. Recent Market Conditions – Coronavirus, Israel-Hamas War, the Israel-Hezbollah War and Russia-Ukraine War

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

On October 7, 2023, Hamas, a militant terrorist organization in Gaza, infiltrated southern Israel, killing and injuring at least one thousand Israeli citizens. Roughly 250 Israeli hostages were then taken back to Gaza. This unprovoked attack led the nation of Israel to declare war on Hamas approximately one week later. As of the date of this report, Israel and Gaza are in a multi-phase ceasefire involving the cessation of battles in change for release of Israeli hostages and Palestinian prisoners.

Immediately after the October 7, 2023 Hamas attack on Israel, the terrorist organization Hezbollah (in Lebanon) began launching daily rockets into Israel. Over the course of the next several months, both Hezbollah and Israel traded rocket fire into the other country, but without engaging in a full war. During Q3 2024, both sides increased the frequency and number of missiles fired. In September 2024, Israel began a ground invasion into Lebanon. On or around November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.  As of the date of this report, both sides are holding to its terms.

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the quarter ended September 30, 2024, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact on the businesses of the Company and actions that may be taken by governmental authorities related to the war.

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2023-2024 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2024 through December 31, 2024, the USD has fluctuated by approximately 0.6% against the NIS (the USD has strengthened relative to the NIS). Also, during the period January 1, 2023 through December 31, 2023, the USD has fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2024, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $3,336,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2024, exclusive of funds at US banks that earn no interest, was approximately 2.9%. At December 31, 2023, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $1,635,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2023, exclusive of funds at US banks that earn no interest, was approximately 3.7%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly consolidated financial information for 2024 and 2023:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
2024:
Oil and gas sales	-	-	-	-

Net (loss) gain	(1,752)	(2,054)	(1,791)	(1,746)

Net (loss) gain per share – basic and diluted	(0.003)	(0.003)	(0.002)	(0.002)
Weighted-average shares outstanding–basic and diluted (in thousands)	667,023	745,565	843,211	931,449

2023:
Oil and gas sales	-	-	-	-

Net (loss) gain	(2,139)	(2,334)	(1,743)	(1,741)

Net (loss) gain per share – basic and diluted	(0.004)	(0.004)	(0.003)	(0.003)
Weighted-average shares outstanding–basic and diluted (in thousands)	531,023	542,812	578,497	618,233

Note 12 - Subsequent Events

(i) On January 4, 2025, the Company granted options under the 2021 Omnibus Incentive Plan to one senior officer, to purchase 25,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2035. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $2,000.

(ii) On January 4, 2025, the Company granted options under the 2021 Omnibus Incentive Plan to five senior officers and two staff members to purchase 175,000 shares of Common Stock at an exercise price of $0.10 per share. The options vested upon grant and are exercisable through January 4, 2035. The fair value of the options at the date of grant amounted to approximately $15,000.

(iii) Approximately $5,315,000, inclusive of $650,000 from the exercise of warrants, was collected through the Company’s DSPP program during the period January 1, 2025 through March 26, 2025.

The Company has evaluated subsequent events through March 12, 2025, the date the financial statements were available to be issued. Except as disclosed above, no other events have occurred that would require adjustment to or disclosure in these financial statements.