Form 10-Q
period 2025-03-31
ZION OIL & GAS INC
filed 2025-05-08
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2025;

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

As of May 5, 2025, Zion Oil & Gas, Inc. had outstanding 1,033,792,595 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	March 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
	(unaudited)
Current assets
Cash and cash equivalents	5,058	2,272
Cash and cash equivalents – restricted	1,064	1,064
Prepaid expenses and other	1,194	567
Governmental receivables	97	19
Other receivables	28	8
Total current assets	7,441	3,930

Unproved oil and gas properties, full cost method (see Note 4)	22,449	21,682

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $2,990 and $2,807 (see note 2I)	4,692	4,778
Property and equipment, net of accumulated depreciation of $722 and $714	105	104
	4,797	4,882

Right of Use Lease Assets (see Note 5)	733	759

Other assets
Assets held for severance benefits	546	541
Total other assets	546	541

Total assets	35,966	31,794

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	616	604
Insurance financing (see note 6D)	308	490
Lease obligation – current (see Note 5)	107	107
Asset retirement obligation	571	571
Accrued liabilities	447	456
Total current liabilities	2,049	2,228

Long-term liabilities
Lease obligation – non-current (see Note 5)	598	637
Provision for severance pay	554	548
Total long-term liabilities	1,152	1,185

Total liabilities	3,201	3,413

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,200,000,000 shares at March 31, 2025: Issued and outstanding: 1,027,404,758 and 965,362,131 shares at March 31, 2025 and December 31, 2024, respectively	10,274	9,654
Additional paid-in capital	318,280	312,629
Stock subscription receivable	(212)	-
Accumulated deficit	(295,577)	(293,902)
Total stockholders’ equity	32,765	28,381

Total liabilities and stockholders’ equity	35,966	31,794

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended
	March 31,
	2025	2024
	US$	US$
	thousands	thousands
	(Unaudited)	(Unaudited)
General and administrative	1,101	1,175
Other	599	599
Loss from operations	(1,700)	(1,774)

Other income (expense), net
Foreign exchange income	10	21
Financial income (expenses), net	15	(9)

Loss, before income taxes	(1,675)	(1,762)
Income taxes	-	-

Net loss	(1,675)	(1,762)

Net loss per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)

Weighted-average shares outstanding
Basic and diluted (in thousands)	984,562	667,023

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2025

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivable	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balances as of December 31, 2024	965,362	9,654	312,629	—	(293,902)	28,381
Funds received from sale of DSPP units and shares and exercise of warrants	62,025	620	5,632	(212)	—	6,040
Funds received from option exercises	18	*	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	18	—	—	18
Net loss	—	—	—	—	(1,675)	(1,675)
Balances as of March 31, 2025	1,027,405	10,274	318,280	(212)	(295,577)	32,765

*	Less than one thousand.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2024

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amounts	Capital	deficit	Total
		US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands
Balances as of December 31, 2023	640,002	6,400	302,177	(286,559)	22,018
Funds received from sale of DSPP units and shares and exercise of warrants	69,372	693	2,864	—	3,557
Funds received from option exercises	71	1	6	—	7
Costs associated with the issuance of shares	—	—	(816)	—	(816)
Value of options granted to employees, directors and others as non-cash compensation	—	—	123	—	123
Net loss	—	—	—	(1,762)	(1,762)
Balances as of March 31, 2024	709,445	7,094	304,354	(288,321)	23,127

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
	US$	US$
	thousands	thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(1,675)	(1,762)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	184	192
Amortization of Right of Use Lease Assets	26	67
Cost of options issued to employees, directors and others as non-cash compensation	18	123
Change in assets and liabilities, net:
Prepaid expenses and other	(627)	100
Governmental receivables	(78)	(9)
Other receivables	(20)	(322)
Lease obligation – current and non-current	(39)	(88)
Provision for severance pay, net	1	(7)
Accounts payable	(164)	(130)
Accrued liabilities	(83)	(167)
Net cash used in operating activities	(2,457)	(2,003)

Cash flows from investing activities
Acquisition of property and equipment	(8)	(7)
Acquisition of drilling rig and related equipment	(106)	-
Investment in unproved oil and gas properties	(684)	(317)
Net cash used in investing activities	(798)	(324)

Cash flows from financing activities
Proceeds from exercise of stock options	1	7
Costs paid related to the issuance of new shares	-	(726)
Proceeds from issuance of stock and exercise of warrants	6,040	3,557
Net cash provided by financing activities	6,041	2,838

Net increase in cash, cash equivalents and restricted cash	2,786	511
Cash, cash equivalents and restricted cash – beginning of period	3,336	1,635
Cash, cash equivalents and restricted cash – end of period	6,122	2,146

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	678	659
Unpaid Costs associated with the issuance of shares	-	90
Depreciation of oil and gas equipment	15	5
Stock subscription receivable	212	-
Addition of right of use lease assets and lease obligations	-	829

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Cash and cash equivalents	5,058	2,272
Cash and cash equivalents – restricted	1,064	1,064
	6,122	3,336

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Delaware corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 25 years of oil & gas exploration in Israel. As of March 31, 2025, the Company has no revenues from its oil and gas operations.

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

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. The bank account is denominated in Israeli Shekels. When there will be bank transactions in the future, there will be a translation adjustment to United States Dollars. Zion Drilling Israel LTD did not have any activities during the three months ended March 31, 2025.

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

An even further delay was created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel, in just the last few months, has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90-day visas and not six month or visas in order to comply with the labor law requirements in place at the time the operation commenced.

In light of the combination of downhole, logistical, and crew challenges, as well as holidays, and the one-year remembrance of October 7, we temporarily paused active operations during Q4 2024. This was a necessary step to ensure the safety of our personnel and to ensure proper engineering and tools are brought to location to avoid lengthy delays waiting for additional tools should any be required once the job resumes. With the necessary tools and renewed visas for our crews, we can resumed operations in Q1 2025. This is, of course, subject to the realities of the present geopolitical environment. The conflict in Israel, while not directly impacting our operations on a daily basis, creates uncertainties that could affect our schedule at any time.

Zion’s rig crew arrived in Israel in February 2025 and has completed critical maintenance and preparatory work. The rig, which was safely “warm stacked” in September 2024, underwent necessary checks for maintenance, including fluid changes, lubrication and greasing, and mechanical, electrical, and safety audits to ensure peak functionality. The rig crew drilled out the temporary plug at approximately 1,100 meters and set a permanent plug at the deeper part of the well, allowing for isolation of targeted zones for testing.

Perforation and stimulation operations were successfully completed, with gas observed at surface during early flowback. The well is currently in the fluid recovery and cleaning phase. Zion is sourcing additional equipment to continue flowback testing and conduct volumetric analysis to evaluate reservoir characteristics. These efforts are part of Zion’s ongoing plan to optimize recovery and assess the well’s production potential. Zion anticipates progressing through the well completion and testing operations during Q2 2025.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the year ending December 31, 2025 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2025, the Company incurred a net loss of approximately $1.7 million and had an accumulated deficit of approximately $296 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2025 as the inclusion of 32,986,325 in stock options and 2,676,904 in warrants would be anti-dilutive.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our consolidated financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. We have made the same estimates as to the potential impact the Israel-Hamas war, as well as the Israel- Hezbollah war,  may have on our operations. Actual results may differ from these estimates.

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

During the three months ended March 31, 2025, and 2024, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $22,449,000 and $21,682,000 as of March 31, 2025 and December 31, 2024, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables, prepaid expenses and other, Government receivables, accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2025, and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2025 had a significant impact on our consolidated condensed financial position, results of operations, or cash flow.

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

Zion purchased rig spare parts and other drilling equipment totaling approximately $106,000 during the three months ended March, 31, 2025 in preparation for its MJ-01 re-entry project.

See the table below for a reconciliation of the rig-related activity during the period ended March 31, 2025:

I-35 Drilling Rig & Associated Equipment:

	Three Months Ended March 31, 2025
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,494	747	344	7,585
Asset Additions	-	22	84	106
Asset Disposals for Self-Consumption	-	(9)	-	(9)
March 31, 2025	6,494	760	428	7,682

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	159	-	24	183
March 31, 2025	2,697	-	293	2,990

Assets Net	3,797	760	135	4,692

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

	As of December 31, 2024
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2023	6,494	608	442	7,544
Asset Additions	-	178	-	178
Asset Disposals	-	-	(98)	(98)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
December 31, 2024	6,494	747	344	7,585

Accumulated Depreciation:
December 31, 2023	1,904	-	130	2,034
Asset Depreciation	634	-	139	773
December 31, 2024	2,538	-	269	2,807

Assets Net	3,956	747	75	4,778

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

During the three months ended March 31, 2025, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 175,000 shares of Common Stock to five senior officers and two staff members at an exercise price of $0.10 per share. The options vested upon grant and are exercisable through January 4, 2035. The fair value of the options at the date of grant amounted to approximately $15,000.

ii.

Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2035. These options were granted per the provisions of the Israeli Appendix to the Plan. The fair value of the options at the date of grant amounted to approximately $3,000.

During the three months ended March 31, 2024, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2025 are shown in the table below:

		Weighted
		Average
	Number of	exercise
	shares	price
		US$
Outstanding, December 31, 2024	32,900,882	0.20

Changes during 2025 to:
Granted to employees, officers, directors and others	200,000	0.09
Expired/Cancelled/Forfeited	(96,557)	1.38
Exercised	(18,000)	0.07
Outstanding, March 31, 2025	32,986,325	0.19
Exercisable, March 31, 2025	32,986,325	0.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of March 31, 2025:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
Range of		remaining	Average	Range of		remaining	Average
exercise	Number	contractual	Exercise	exercise	Number	contractual	Exercise
price	outstanding	life (years)	price	price	Outstanding	life (years)	price
US$			US$	US$			US$
—	—	—	—	0.01	107,500	1.75	0.01
—	—	—	—	0.01	50,000	1.76	0.01
—	—	—	—	0.01	40,000	2.05	0.01
—	—	—	—	0.01	200,000	2.14	0.01
—	—	—	—	0.01	40,000	2.50	0.01
—	—	—	—	0.01	62,500	2.75	0.01
—	—	—	—	0.01	25,000	2.76	0.01
—	—	—	—	0.01	30,000	2.91	0.01
—	—	—	—	0.01	4,000	3.02	0.01
—	—	—	—	0.01	25,000	3.77	0.01
—	—	—	—	0.01	35,000	4.47	0.01
—	—	—	—	0.01	150,000	4.64	0.01
—	—	—	—	0.01	35,000	4.77	0.01
—	—	—	—	0.01	75,000	5.77	0.01
—	—	—	—	0.01	200,000	6.14	0.01
—	—	—	—	0.01	300,000	6.30	0.01
—	—	—	—	0.01	10,000	6.42	0.01
—	—	—	—	0.01	500,000	6.77	0.01
—	—	—	—	0.01	55,000	6.80	0.01
—	—	—	—	0.01	960,000	7.05	0.01
—	—	—	—	0.01	75,000	7.37	0.01
—	—	—	—	0.01	10,000	7.43	0.01
—	—	—	—	0.01	795,000	7.49	0.01
—	—	—	—	0.01	25,000	7.77	0.01
—	—	—	—	0.01	10,000	8.43	0.01
—	—	—	—	0.01	895,000	8.48	0.01
—	—	—	—	0.01	25,000	8.77	0.01
—	—	—	—	0.01	10,000	9.43	0.01
—	—	—	—	0.01	25,000	9.77	0.01
—	—	—	—	0.06	50,000	7.77	0.06
—	—	—	—	0.07	125,000	8.77	0.07
—	—	—	—	0.07	6,562,000	8.49	0.07
—	—	—	—	0.09	175,000	9.77	0.09
—	—	—	—	0.14	210,000	6.80	0.14
—	—	—	—	0.15	3,200,000	6.77	0.15
—	—	—	—	0.15	6,354,325	7.05	0.15
—	—	—	—	0.16	340,000	0.69	0.16
—	—	—	—	0.16	75,000	4.70	0.16
—	—	—	—	0.18	25,000	0.67	0.18
—	—	—	—	0.18	5,130,000	7.49	0.18
—	—	—	—	0.24	25,000	7.34	0.24
—	—	—	—	0.24	118,000	7.37	0.24
—	—	—	—	0.25	50,000	6.42	0.25
—	—	—	—	0.25	363,000	6.42	0.25
—	—	—	—	0.28	25,000	0.43	0.28
—	—	—	—	0.28	25,000	4.43	0.28
—	—	—	—	0.29	25,000	2.21	0.29
—	—	—	—	0.39	1,435,000	6.28	0.39
—	—	—	—	0.59	1,400,000	2.14	0.59
—	—	—	—	0.59	1,600,000	6.14	0.59
—	—	—	—	0.92	350,000	1.76	0.92
—	—	—	—	0.92	550,000	5.77	0.92
	—		—	0.01-0.92	32,986,325		0.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the three months ended
	March 31,
	2025	2024
Weighted-average fair value of underlying stock at grant date	$0.10	$0.07
Dividend yields	—	—
Expected volatility	135%	133%
Risk-free interest rates	4.41%	3.97%
Expected lives (in years)	5.00	5.00
Weighted-average grant date fair value	$0.09	$0.07

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the Three Months Ended March 31,
2025	2024
US$ thousands	US$ thousands
18	122

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the Three Months Ended March 31,
2025	2024
US$ thousands	US$ thousands
—	1

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

On March 18, 2025, the entire number of outstanding warrants of 4,376,000 were exercised at $.05 each for total proceeds to Zion of approximately $219,000.  As of this report date, there are no ZNWAM warrants outstanding.

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

During  March 2025, the entire number of outstanding warrants of 23,428,348 were exercised at $.05 each for total proceeds to Zion of approximately $1,171,000.  As of this report date, there are no ZNWAQ warrants outstanding.

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

On January 1, 2024, the Company executed a Waiver Term Sheet with a participant consisting of shares of stock. After conclusion of the program on March 31, 2024, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. During the three months ended March 31, 2024, Zion incurred $816,000 in equity issuance costs and $2,921,000 in equity issuance costs for the year ending December 31, 2024.

During the three months ended March 31, 2025, Zion did not incur any equity issuance costs.

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

On or around January 21, 2025, a fourth amendment to this latest Waiver Term Sheet was signed with the participant. The Pricing Plan of the program terminates at the earlier of: (a) a maximum purchase of $15,000,000 through the DSPP, (b) June 30, 2025 or (c) the closing price of Zion’s stock is 20 cents per share for five (5) consecutive days. Additional terms of the Waiver Term Sheet include the pro-rata issuance of up to 15,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2025, in the event the Participant purchases up to $15,000,000 of the Company’s stock by June 30, 2025. As of May 2, 2025, this latest Waiver Term Sheet was terminated as the participant completed the maximum purchase of $15,000,000 through the DSPP along with 15,000,000 warrants.

During 2025, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 56% of the net cash raised through the DSPP.

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

Amendment No. 3 – New Unit Option under the Unit Program

Under our Plan, we provided a Unit Option under Amendment No. 3. This Unit Option period began on May 15, 2023 and terminated on June 15, 2023.

Our Unit Program consisted of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement and Amendment No. 1 and Amendment No. 2. Amendment No. 3 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. As mentioned above, this Unit Option began on May 15, 2023 and terminated on June 15, 2023. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional two hundred (200) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrant shall have the Company notation of “ZNWAZ” and will not be registered for trading on the OTCQB or any other stock market or trading market.

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

On July 17, 2024, any outstanding ZNWAZ warrants expired.

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

The ZNWBA warrants now will be first exercisable on February 15, 2024, instead of January 15, 2024 and continued to be exercisable through February 15, 2025, instead of January 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants now will be exercisable on March 15, 2024, instead of February 15, 2024 and continued to be exercisable through March 15, 2025, instead of February 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants now will be first exercisable on April 15, 2024, instead of March 15, 2024 and continued to be exercisable through April 15, 2025, instead of March 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The date of this Amendment No. 13 to Prospectus Supplement was December 10, 2024.

The current Unit Option terminated on February 28, 2025 as described in Amendment No. 13. The ZWNBA warrants, exercisable at $0.25, were issued on March 31, 2025 and will be exercisable through March 31, 2026.

For the three months ended March 31, 2025, and 2024, approximately $212,000 and $nil were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

For the three months ended March 31, 2025, approximately $6,040,000 were raised under the DSPP program.

For the three months ended March 31, 2024, approximately $3,557,000 were raised under the DSPP program. The $3,557,000 figures were reduced by $816,000 in equity issuance costs to an outside party resulting in net cash provided of $2,741,000.

The company raised approximately $6,816,000 from the period April 1, 2025 through May 7, 2025, under the DSPP program, which includes collection of the $212,000 stock subscription receivable at March 31, 2025.

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

E. Warrant Table

The warrant balances at  December 31, 2024 and transactions since January 1, 2025 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2024	Issued	Exercised	Expired	03/31/2025
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAM	$0.05	03/31/2025	4,376,000	-	(4,376,000)	-	-
ZNWAQ	$0.05	03/31/2025	23,428,348	-	(23,428,348)	-	-
ZNWBA	$0.25	03/31/2026	-	1,178,100	-	-	1,178,100
Outstanding warrants			29,303,152	1,178,100	(27,804,348)	-	2,676,904

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,C,D,H	March 2013 – December 2014	2.00	January 31, 2026
ZNWAS Warrants	E	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	E	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	E	October – November 2022	0.25	December 31, 2025
ZNWBA Warrants	F,G	November – December 2024	0.25	March 31, 2026

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

D	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

E	These warrants were issued on March 31, 2025, and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

F	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

G

On May 29, 2024, the Company filed Amendment No. 10 whereby the current unit option was extended to August 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended. On August 22, 2024, the Company filed Amendment No. 11 whereby the current unit option was extended to October 15, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended.  On October 9, 2024, the Company filed Amendment No. 12 whereby the current unit option was extended to December 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended to January 31, 2026. On December 10, 2024, the Company filed Amendment No. 13 whereby the current unit option was extended to February 28, 2025, when the unit option ended, and the exercise date and termination date of the related ZNWBA warrants were also extended to March 31, 2026.

H	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date is January 31, 2026.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	6,851	6,426
Capitalized salary costs	2,572	2,546
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	11,569	11,253
Other costs	39	39
	22,449	21,682

During the three months ended March 31, 2025, and 2024, the Company did not record any post-impairment charges.

Changes in Unproved oil and gas properties during the three months ended March 31, 2025 and 2024 are as follows:

	For the three months ended
	March 31,
	2025	2024
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	425	54
Capitalized salary costs	26	26
Legal and seismic costs, license fees and other preparation costs	316	226
	767	306

Inclusive of non-cash amounts of approximately $693,000, and $664,000 during the three months ended March 31, 2025, and 2024, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Operating lease assets	$733	$759

Operating lease liabilities:
Current operating lease liabilities	$107	$107
Non-current operating lease liabilities	$598	$637
Total operating lease liabilities	$705	$744

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

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it was not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised the option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $12,500) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2025 are:

March 31,
2025
Weighted average remaining lease term (years)	5.8
Weighted average discount rate	7.9%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of March 31, 2025:

US$
thousands
2025	116
2026	153
2027	148
2028	148
2029	148
Thereafter	164
Total undiscounted future minimum lease payments	877
Less: portion representing imputed interest	(172)
Total undiscounted future minimum lease payments	705

Operating lease costs were $62,000 and $75,000 for the three months ended March 31, 2025, and 2024 respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $39,000 and $88,000 for the three months ended March 31, 2025, and 2024, respectively. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $829,000 for the three months ended March 31, 2025, and 2024, respectively.

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

B. Recent Market Conditions – Coronavirus, Israel-Hamas War, Israel-Hezbollah War and the Russia-Ukraine War

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

Israel-Hamas War

On October 7, 2023, Hamas, a militant terrorist organization in Gaza, infiltrated southern Israel, killing and injuring at least one thousand Israeli citizens. Roughly 250 Israeli hostages were then taken back to Gaza. This unprovoked attack led the nation of Israel to declare war on Hamas approximately one week later. Israel and Gaza subsequently entered into a multi-phase ceasefire involving the cessation of battles in exchange for release of Israeli hostages and Palestinian prisoners, but hostilities resumed pending release of the remaining Israeli hostages.

There is uncertainty as to how long the war inside the Gaza strip will last. While we acknowledge that uncertainty, the Company is moving forward with its MJ-01 recompletion activities (see note 1 for details).

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

Russia-Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the quarter ended March 31, 2025, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine may have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company and actions that may be taken by governmental authorities related to the war.

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

As of March 31, 2025, and December 31, 2024, the Company accrued $nil and $nil for license regulatory matters.

D. Insurance Financing

Effective March 12, 2024, the Company renewed its rig insurance policy with total premiums, taxes and fees for approximately $95,000. A cash down payment of approximately $38,000 was paid on February 23, 2024. Under the terms of the insurance financing, payments of approximately $9,000, which included interest at the rate of 13.99% per annum, were due each month for 10 months commencing on April 12, 2024. As of March 31, 2025, this was fully paid off.

Effective November 18, 2024, the Company renewed its third party liability policy in Israel with total premiums, taxes and fees for approximately $76,000. A cash down payment of approximately $20,000 was paid on November 18, 2024. Under the terms of the insurance financing, payments of approximately $5,000, which include interest at the rate of 12.9% per annum, are due each month for 11 months commencing on December 16, 2024. As of March 31, 2025, the outstanding balance was approximately $36.000. This policy was capitalized under Unproved Oil and Gas Properties.

Effective December 3, 2024 the Company renewed its Control of well (“COW”) insurance policy in Israel with total premiums, taxes and fees for approximately $84,000. A cash payment of approximately $84,000 was paid on December 3, 2024. This policy was capitalized under Unproved Oil and Gas Properties.

Effective December 28, 2024, the Company renewed its D&O insurance policy with total premiums, taxes and fees for approximately $430,000. A cash down payment of approximately $41,000 was paid on January 2, 2025. Under the terms of the insurance financing, payments of approximately $39,000, which include interest at the rate of 12.9% per annum, are due each month for 10 months commencing on January 28, 2025. As of March 31, 2025, the outstanding balance was approximately $272,000.

Effective March 12, 2025, the Company renewed its rig insurance policy with total premiums, taxes and fees for approximately $119,000. A cash payment of approximately $119,000 was paid on March 7, 2025. This policy was capitalized under Unproved Oil & Gas Properties.

As of March 31, 2025 and December 31, 2024, the Company had contractual obligations to pay for various lines of insurance, including directors and officers, rig and third-party liability. The balances for insurance financing were $308,000 and $490,000, respectively.

E. Bank Guarantees

As of March 31, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $971,000) and others (approximately $91,000) with respect to its drilling operation in an aggregate amount of approximately $1,062,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents  – restricted.

F. Vendor Concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. At March 31, 2025, there were two suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2024, there were three suppliers that represent 10% or more of the Company’s accounts payable balance.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2025 through March 31, 2025, the USD has fluctuated by approximately 1.9% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2024 through December 31, 2024, the USD fluctuated by approximately 0.6% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2025, we had cash, cash equivalents, and restricted cash of approximately $6,122,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2025, exclusive of funds at US banks that earn no interest, was approximately 2.8%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through May 8, 2025, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following:

(i) Approximately $6,816,000 was collected through the Company’s DSPP program during the period April 1, 2025 through May 7, 2025, which includes collection of the $212,000 stock subscription receivable at March 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED December 31, 2024, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

After six years of inactivity in a well over three miles deep, the MJ-01 wellbore presented a challenging environment. The wellbore appears to have experienced elastic and partial collapse of the casing in some areas. This led to the bottom hole assembly (“BHA”) becoming stuck over 4,000 meters from surface. Attempts to overpull the BHA were unsuccessful, and the crew completed a backoff operation which left over 500 meters of the BHA remaining downhole. This is not an uncommon occurrence with oil and gas drilling operations, and the crew was unsuccessful in retrieving the remaining BHA with the tools that were on location.

Another delay arose out of the logistical challenges we face. The ongoing conflict in the region has impacted shipping routes, the timely arrival of necessary equipment, and created travel difficulties for our rig crews. Our operations require specialized rig crews who are not available in Israel.

An even further delay was created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel, in just the last few months, has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90-day visas and not six month or visas in order to comply with the labor law requirements in place at the time the operation commenced.

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

Zion’s rig crew arrived in Israel in February 2025, and has completed critical maintenance and preparatory work. The rig, which was safely “warm stacked” in September 2024, underwent necessary checks for maintenance, including fluid changes, lubrication and greasing, and mechanical, electrical, and safety audits to ensure peak functionality. The rig crew drilled out the temporary plug at approximately 1,100 meters and set a permanent plug at the deeper part of the well, allowing for isolation of targeted zones for testing. Perforation and stimulation operations were successfully completed, with gas observed at surface during early flowback. The well is currently in the fluid recovery and cleaning phase. Zion is sourcing additional equipment to continue flowback testing and conduct volumetric analysis to evaluate reservoir characteristics. These efforts are part of Zion’s ongoing plan to optimize recovery and assess the well’s production potential. Zion anticipates progressing through the well completion and testing operations during Q2 2025.

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

I-35 Drilling Rig & Associated Equipment

	Three Months Ended March 31, 2025
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,494	747	344	7,585
Asset Additions	-	22	84	106
Asset Disposals for Self-Consumption	-	(9)	-	(9)
March 31, 2025	6,494	760	428	7,682

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	159	-	24	183
March 31, 2025	2,697	-	293	2,990

Assets Net	3,797	760	135	4,692

	As of December 31, 2024
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2023	6,494	608	442	7,544
Asset Additions	-	178	-	178
Asset Disposals	-	-	(98)	(98)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
December 31, 2024	6,494	747	344	7,585

Accumulated Depreciation:
December 31, 2023	1,904	-	130	2,034
Asset Depreciation	634	-	139	773
December 31, 2024	2,538	-	269	2,807

Assets Net	3,956	747	75	4,778

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
MANASSEH (HEAD OF JOSEPH)
ZION RECOMPLETION SITE
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead Sea
SIMEON

Map 1. Zion’s New Megiddo License 434 as of March 31, 2025.

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

Please see Footnote 3D (“Dividend Reinvestment and Stock Purchase Plan (“DSPP”)), which is a part of this Form 10-Q filing, for details about specific stock purchase and unit programs, dates, and filings during the years 2024 and 2025.

For the three months ended March 31, 2025 and 2024, approximately $6,040,000 and $3,557,000 were raised under the DSPP program, respectively. The Company did not pay any equity issuance costs for the three months ended March 31, 2025 resulting in net cash provided of $6,040,000. For the three months ended March 31, 2024, the Company paid equity issuance costs of $726,000, resulting in net cash provided of $2,831,000.

For the three months ended March 31, 2025, and 2024, approximately $212,000 and $nil were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

The warrants balances at December 31, 2024 and transactions since January 1, 2025 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2024	Issued	Exercised	Expired	03/31/2025
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAM	$0.05	03/31/2025	4,376,000	-	(4,376,000)	-	-
ZNWAQ	$0.05	03/31/2025	23,428,348	-	(23,428,348)	-	-
ZNWBA	$0.25	03/31/2026	-	1,178,100	-	-	1,178,100
Outstanding warrants			29,303,152	1,178,100	(27,804,348)	-	2,676,904

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

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2024 and through the date of this report in May 2025.

Throughout 2024, there were daily battles occurring in the Gaza Strip.  Israel was largely successful in winning the battles, including taking operational control of nearly all areas of Gaza and killing many top leaders of Hamas.

On or about January 19, 2025, Israel and Hamas agreed to a ceasefire.  After that date, various agreements have been reached between Israel and Hamas regarding the release of Israeli hostages and the simultaneous release of Hamas prisoners while maintaining a ceasefire.  However, hostilities recently began again pending release of the remaining Israeli hostages.

Israel-Hezbollah War

Throughout the first 4-6 months of 2024, the IDF (“Israeli Defense Forces”) and Hezbollah (a terrorist organization based in Lebanon) exchanged near daily missile and rocket fire at Israel’s northern border.  During Q3 2024, the IDF carried out multiple strikes against the Hezbollah leadership and was very successful.

On October 1, 2024, Israel invaded Lebanon to attack Hezbollah directly.  Israel and the IDF were successful including killing much of the top leadership of Hezbollah.

On November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

So far in 2025, the ceasefire is holding with only occasional minor rocket fire being exchanged.

Russia – Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2024, and the quarter ended March 31, 2025, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company’s, and actions that may be taken by governmental authorities related to the war.

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

During the three months ended March 31, 2025, and 2024, respectively, the Company recorded $nil and $nil in post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $22,449,000 and $21,682,000 at March 31, 2025 and at December 31, 2024, respectively.

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

RESULTS OF OPERATIONS

	For the three months ended
	March 31,
	2025	2024
	(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,101	1,175
Other	599	599
Subtotal Operating costs and expenses	1,700	1,774

Other expense (income), net	(25)	(12)

Net loss	1,675	1,762

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2025 were $1,700,000 compared to $1,774,000 for the three months ended March 31, 2024. Operating costs and expenses for the three months ended March 31, 2025 were $74,000 (4.2%) lower compared to the three months ended March 31, 2024.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three months ended March 31, 2025 were $1,101,000 compared to $1,175,000 for the three months ended March 31, 2024. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses were lower by $74,000, or 6.3%, during the most recent quarter versus the prior year primarily due to lower expenses associated with stock option grants.

Other expense. Other expenses during the three months ended March 31, 2025 were $599,000 compared to $599,000 for the three months ended March 31, 2024. Other general and administrative expenses are comprised of non-compensation and non-professional expenses incurred.

Other (income), net. Other (income) during the three months ended March 31, 2025 were ($25,000) compared to ($12,000) for the three months ended March 31, 2024. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income.

Net Loss. Net loss for the three months ended March 31, 2025 were $1,675,000 compared to $1,762,000 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares. As disclosed on our Balance Sheet, the company has 1,200,000,000 shares of authorized common stock and 1,027,404,758 shares issued as of March 31, 2025. We are planning to increase our authorized shares during the next proxy season in 2025.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the three months ended March 31, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At March 31, 2025, we had approximately $5,058,000 in cash and cash equivalents compared to $2,272,000 at December 31, 2024, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $5,392,000 at March 31, 2025 and $1,702,000 at December 31, 2024.

As of March 31, 2025, we provided bank guarantees to various governmental bodies (approximately $971,000) and others (approximately $91,000) in respect of our drilling operation in the aggregate amount of approximately $1,062,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents - restricted.

During the three months ended March 31, 2025, cash used in operating activities totaled $2,457,000. Cash provided by financing activities during the three months ended March 31, 2025 was $6,041,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $798,000 for the three months ended March 31, 2025.

During the three months ended March 31, 2024, cash used in operating activities totaled $2,003,000. Cash provided by financing activities during the three months ended March 31, 2024 was $2,838,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $324,000 for the three months ended March 31, 2024.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $6,816,000 during the period April 1, 2025 through May 7, 2025, which includes collection of the $212,000 stock subscription receivable at March 31, 2025, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through December 2025.

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

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), the potential impact of the Israel-Hamas war, the Israel-Hezbollah war, the potential actions of other hostile parties in the region, unexpected or unforeseen cost overruns in exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements in 2025 had a significant impact on our financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2025 through March 31, 2025, the USD has fluctuated by approximately 0.6% against the NIS (the USD strengthened relative to the NIS). Also, during the period January 1, 2024 through December 31, 2024, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued strengthening of the US dollar against the NIS will result in lower operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At March 31, 2025 we had cash, cash equivalents, and restricted cash of approximately $6,122,000. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2025, exclusive of funds at US banks that earn no interest, was approximately 2.8%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2025, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

During the quarter ended March 31, 2025, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 8, 2025	Date:	May 8, 2025