Form 10-Q
period 2025-06-30
ZION OIL & GAS INC
filed 2025-08-11
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2025;

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ________ to ________

ZION OIL & GAS, INC.

(Exact name of registrant as specified in its charter)

Texas	20-0065053
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12655 N Central Expressway, Suite 1000, Dallas, TX	75243
(Address of principal executive offices)	Zip Code

(214) 221-4610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 5, 2025, Zion Oil & Gas, Inc. had outstanding 1,111,589,197 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	June 30,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
	(unaudited)
Current assets
Cash and cash equivalents	8,605	2,272
Cash and cash equivalents – restricted	1,080	1,064
Prepaid expenses and other	368	567
Governmental receivables	175	19
Loan due from related party (see note 2G)	23	-
Other receivables	16	8
Total current assets	10,267	3,930

Unproved oil and gas properties, full cost method (see Note 4)	26,585	21,682

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $3,167 and $2,807 (see note 2I)	4,473	4,778
Property and equipment, net of accumulated depreciation of $729 and $714	98	104
	4,571	4,882

Right of Use Lease Assets (see Note 5)	708	759

Other assets
Assets held for severance benefits	600	541
Total other assets	600	541

Total assets	42,731	31,794

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,273	604
Insurance financing (see note 6D)	176	490
Lease obligation – current (see Note 5)	109	107
Asset retirement obligation	571	571
Accrued liabilities	828	456
Total current liabilities	2,957	2,228

Long-term liabilities
Lease obligation – non-current (see Note 5)	572	637
Provision for severance pay	608	548
Total long-term liabilities	1,180	1,185

Total liabilities	4,137	3,413

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,600,000,000 shares at June 30, 2025: Issued and outstanding: 1,109,567,465 and 965,362,131 shares at June 30, 2025 and December 31, 2024, respectively	11,096	9,654
Additional paid-in capital	325,165	312,629
Stock subscription receivable	(179)	-
Accumulated deficit	(297,488)	(293,902)
Total stockholders’ equity	38,594	28,381

Total liabilities and stockholders’ equity	42,731	31,794

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,101	1,201	2,202	2,376
Other	895	882	1,494	1,481
Loss from operations	(1,996)	(2,083)	(3,696)	(3,857)

Other income (expense), net
Foreign exchange income	31	10	41	31
Financial income (expenses), net	54	9	69	-

Loss, before income taxes	(1,911)	(2,064)	(3,586)	(3,826)
Income taxes	-	-	-	-

Net loss	(1,911)	(2,064)	(3,586)	(3,826)

Net loss per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)	(0.00)	(0.01)

Weighted-average shares outstanding
Basic and diluted (in thousands)	1,082,402	745,565	1,033,131	706,294

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2025

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivable	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balances as of March 31, 2025	1,027,405	10,274	318,280	(212)	(295,577)	32,765
Funds received from sale of DSPP units and shares and exercise of warrants	82,162	822	6,885	33	—	7,740
Funds received from option exercises	—	—	—	—	—	—
Value of options granted to employees, directors and others as non-cash compensation	—	—	—	—	—	—
Net loss	—	—	—	—	(1,911)	(1,911)
Balances as of June 30, 2025	1,109,567	11,096	325,165	(179)	(297,488)	38,594

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balance at December 31, 2024	965,362	9,654	312,629	—	(293,902)	28,381
Funds received from sale of DSPP units and shares and exercise of warrants	144,187	1,442	12,517	(179)	—	13,780
Funds received from option exercises	18	*	1	—	—	1
Value of options granted to employees, directors and others as non-cash compensation	—	—	18	—	—	18
Net loss	—	—	—	—	(3,586)	(3,586)
Balances as of June 30, 2025	1,109,567	11,096	325,165	(179)	(297,488)	38,594

*	Less than one thousand.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2024

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivable	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balances as of March 31, 2024	709,445	7,094	304,354	—	(288,321)	23,127
Funds received from sale of DSPP units and shares and exercise of warrants	109,404	1,095	4,801	(985)	—	4,911
Funds received from option exercises	25	—	2	—	—	2
Costs associated with the issuance of shares	—	—	(947)	—	—	(947)
Value of options granted to employees, directors and others as non-cash compensation	—	—	109	—	—	109
Net loss	—	—	—	—	(2,064)	(2,064)
Balances as of June 30, 2024	818,874	8,189	308,319	(985)	(290,385)	25,138

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivable	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balance at December 31, 2023	640,002	6,400	302,177	—	(286,559)	22,018
Funds received from sale of DSPP units and shares and exercise of warrants	178,776	1,788	7,665	(985)	—	8,468
Funds received from option exercises	96	1	8	—	—	9
Costs associated with the issuance of shares	—	—	(1,763)	—	—	(1,763)
Value of options granted to employees, directors and others as non-cash compensation	—	—	232	—	—	232
Net loss	—	—	—	—	(3,826)	(3,826)
Balances as of June 30, 2024	818,874	8,189	308,319	(985)	(290,385)	25,138

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
	US$	US$
	thousands	thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(3,586)	(3,826)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	364	417
Amortization of right of use lease assets	51	132
Cost of options issued to employees, directors and others as non-cash compensation	18	232
Capital loss on sale of property and equipment	-	62
Change in assets and liabilities, net:
Prepaid expenses and other	199	(195)
Governmental receivables	(156)	(99)
Other receivables	(31)	(20)
Lease obligation – current and non-current	(63)	(168)
Provision for severance pay, net	1	(4)
Accounts payable	30	(38)
Accrued liabilities	32	(68)
Net cash used in operating activities	(3,141)	(3,575)

Cash flows from investing activities
Acquisition of property and equipment	(9)	(43)
Proceeds from sale of property and equipment	-	31
Acquisition of drilling rig and related equipment	(108)	(22)
Investment in unproved oil and gas properties	(3,860)	(848)
Net cash used in investing activities	(3,977)	(882)

Cash flows from financing activities
Proceeds from exercise of stock options	1	9
Changes in insurance premium financing	(314)	(200)
Costs paid related to the issuance of new shares	-	(1,930)
Proceeds from issuance of stock and exercise of warrants	13,780	8,468
Net cash provided by financing activities	13,467	6,347

Net increase in cash, cash equivalents and restricted cash	6,349	1,890
Cash, cash equivalents and restricted cash – beginning of period	3,336	1,635
Cash, cash equivalents and restricted cash – end of period	9,685	3,525

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	1,594	992
Unpaid Costs associated with the issuance of shares	-	167
Depreciation of oil and gas equipment	64	10
Stock subscription receivable	179	985
Addition of right of use lease assets and lease obligations	-	829

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Cash and cash equivalents	8,605	2,272
Cash and cash equivalents – restricted	1,080	1,064
	9,685	3,336

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Texas corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 25 years of oil & gas exploration in Israel. As of  June 30, 2025, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also has branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., originally a Delaware corporation but now a Texas corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., originally a Delaware corporation but now a Texas corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect.

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. The bank account is denominated in Israeli Shekels. When there are bank transactions in the future, there will be a translation adjustment to United States Dollars. Zion Drilling Israel LTD did not have any activities during the six months ended June 30, 2025.

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

An even further delay was created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90-day visas and not six month visas in order to comply with the labor law requirements in place at the time the operation commenced.

In light of the combination of downhole, logistical, and crew challenges, as well as holidays, and the one-year remembrance of October 7, we temporarily paused active operations during Q4 2024. This was a necessary step to ensure the safety of our personnel and to ensure proper engineering and tools are brought to location to avoid lengthy delays waiting for additional tools should any be required once the job resumes. With the necessary tools and renewed visas for our crews, we resumed operations in Q1 2025. This is, of course, subject to the realities of the present geopolitical environment. The conflict in Israel, while not directly impacting our operations on a daily basis, creates uncertainties that could affect our schedule at any time.

Zion’s rig crew arrived in Israel in February 2025 and completed critical maintenance and preparatory work. The rig, which was safely “warm stacked” in September 2024, underwent necessary checks for maintenance, including fluid changes, lubrication and greasing, and mechanical, electrical, and safety audits to ensure peak functionality. The rig crew drilled out the temporary plug at approximately 1,100 meters and set a permanent plug at the deeper part of the well, allowing for isolation of targeted zones for testing. Perforation and stimulation operations were successfully completed, with gas observed at surface during early flowback.

On June 10, 2025, we completed flowback operations at our Megiddo-Jezreel #1 well and have since temporarily shut it in and demobilized our crew. The last of our crew left the country just hours before the 12-day war with Iran. We analyzed the initial gas composition data which confirmed that our targeted perforation and stimulation procedures were successful.  Gas reached the surface and shows characteristics consistent with a productive reservoir.

At this point, we are considering potential programs to move forward.  The first is to sidetrack the well using our rig. The second is to deploy coil tubing.  Both approaches are being evaluated in terms of technical feasibility and overall cost. All equipment, material, and personnel for the sidetrack operation will be contracted by the end of Q4 2025 with operations beginning in Q1 of 2026.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the year ending December 31, 2025 or for any other subsequent interim period.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2025, the Company incurred a net loss of approximately $3.6 million and had an accumulated deficit of approximately $297 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2025 as the inclusion of 31,711,325 in stock options and 17,676,754 in warrants would be anti-dilutive.

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

The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our consolidated financial statements, and although there is currently no major impact, there may be changes to those estimates in future periods. We have made the same estimates as to the potential impact the Israel-Hamas war, the Israel-Hezbollah war and the Israel-Iran war  may have on our operations. Actual results may differ from these estimates.

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

During the three and six months ended June 30, 2025, and 2024, the Company did not record any post-impairment charges.

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $26,585,000 and $21,682,000 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables, prepaid expenses and other, Government receivables, accounts payable and accrued liabilities, are carried at historical cost. At June 30, 2025, and December 31, 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

A hardship loan of $30,000 was given to an officer in March 2025 with the stipulation of monthly repayments of $2,500 beginning in April 2025.  The balance owed Zion was $22,500 as of June 30, 2025 and the monthly repayments are continuing as of the date of this report. Zion did not have any other related party transactions besides the one just mentioned

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

H. Recently Adopted Accounting Pronouncements

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

Zion purchased rig spare parts and other drilling equipment totaling approximately $108,000 during the six months ended June 30, 2025 in preparation for its MJ-01 re-entry project.

See the table below for a reconciliation of the rig-related activity during the period ended June 30, 2025:

I-35 Drilling Rig & Associated Equipment:

	Six Months Ended June 30, 2025
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,494	747	344	7,585
Asset Additions	-	24	84	108
Asset Disposals for Self-Consumption	-	(53)	-	(53)
June 30, 2025	6,494	718	428	7,640

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	317	-	43	360
June 30, 2025	2,855	-	312	3,167

Net Assets	3,639	718	116	4,473

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

	As of December 31, 2024
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2023	6,494	608	442	7,544
Asset Additions	-	178	-	178
Asset Disposals	-	-	(98)	(98)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
December 31, 2024	6,494	747	344	7,585

Accumulated Depreciation:
December 31, 2023	1,904	-	130	2,034
Asset Depreciation	634	-	139	773
December 31, 2024	2,538	-	269	2,807

Net Assets	3,956	747	75	4,778

Note 3 - Stockholders’ Equity

The Company’s shareholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock, par value $0.01, that the Company is authorized to issue from 1,200,000,000 shares to 1,600,000,000 shares, effective June 4, 2025.

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

During the six months ended June 30, 2025, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2025 are shown in the table below:

		Weighted
		Average
	Number of	exercise
	shares	price
		US$
Outstanding, December 31, 2024	32,900,882	0.20

Changes during 2025 to:
Granted to employees, officers, directors and others	200,000	0.09
Expired/Cancelled/Forfeited	(1,371,557)	0.11
Exercised	(18,000)	0.07
Outstanding, June 30, 2025	31,711,325	0.20
Exercisable, June 30, 2025	31,711,325	0.20

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2025:

Shares underlying outstanding options (non-vested)				Shares underlying outstanding options (fully vested)
		Weighted				Weighted
		average	Weighted			average	Weighted
Range of		remaining	Average	Range of		remaining	Average
exercise	Number	contractual	Exercise	exercise	Number	contractual	Exercise
price	outstanding	life (years)	price	price	Outstanding	life (years)	price
US$			US$	US$			US$
—	—	—	—	0.01	107,500	1.50	0.01
—	—	—	—	0.01	40,000	1.80	0.01
—	—	—	—	0.01	40,000	2.25	0.01
—	—	—	—	0.01	62,500	2.50	0.01
—	—	—	—	0.01	25,000	2.51	0.01
—	—	—	—	0.01	30,000	2.66	0.01
—	—	—	—	0.01	4,000	2.77	0.01
—	—	—	—	0.01	25,000	3.52	0.01
—	—	—	—	0.01	35,000	4.22	0.01
—	—	—	—	0.01	150,000	4.39	0.01
—	—	—	—	0.01	35,000	4.52	0.01
—	—	—	—	0.01	75,000	5.52	0.01
—	—	—	—	0.01	200,000	5.89	0.01
—	—	—	—	0.01	200,000	6.05	0.01
—	—	—	—	0.01	10,000	6.17	0.01
—	—	—	—	0.01	300,000	6.52	0.01
—	—	—	—	0.01	55,000	6.55	0.01
—	—	—	—	0.01	560,000	6.80	0.01
—	—	—	—	0.01	75,000	7.12	0.01
—	—	—	—	0.01	10,000	7.18	0.01
—	—	—	—	0.01	495,000	7.24	0.01
—	—	—	—	0.01	25,000	7.52	0.01
—	—	—	—	0.01	10,000	8.18	0.01
—	—	—	—	0.01	895,000	8.23	0.01
—	—	—	—	0.01	25,000	8.52	0.01
—	—	—	—	0.01	10,000	9.18	0.01
—	—	—	—	0.01	25,000	9.52	0.01
—	—	—	—	0.06	50,000	7.52	0.06
—	—	—	—	0.07	125,000	8.52	0.07
—	—	—	—	0.07	6,562,000	8.24	0.07
—	—	—	—	0.09	175,000	9.52	0.09
—	—	—	—	0.14	210,000	6.55	0.14
—	—	—	—	0.15	3,200,000	6.52	0.15
—	—	—	—	0.15	6,354,325	6.80	0.15
—	—	—	—	0.16	340,000	0.44	0.16
—	—	—	—	0.16	75,000	4.45	0.16
—	—	—	—	0.18	25,000	0.42	0.18
—	—	—	—	0.18	5,130,000	7.24	0.18
—	—	—	—	0.24	25,000	7.09	0.24
—	—	—	—	0.24	118,000	7.12	0.24
—	—	—	—	0.25	50,000	6.17	0.25
—	—	—	—	0.25	363,000	6.17	0.25
—	—	—	—	0.28	25,000	4.18	0.28
—	—	—	—	0.29	25,000	1.96	0.29
—	—	—	—	0.39	1,435,000	6.03	0.39
—	—	—	—	0.59	1,400,000	1.89	0.59
—	—	—	—	0.59	1,600,000	5.89	0.59
—	—	—	—	0.92	350,000	1.51	0.92
—	—	—	—	0.92	550,000	5.52	0.92
	—		—	0.01-0.92	31,711,325		0.20

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the Three Months Ended June 30,
2025	2024
US$ thousands	US$ thousands
—	109

For the Six Months Ended June 30,
2025	2024
US$ thousands	US$ thousands
18	230

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the Three Months Ended June 30,
2025	2024
US$ thousands	US$ thousands
—	1

For the Six Months Ended June 30,
2025	2024
US$ thousands	US$ thousands
—	2

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants were not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

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

On January 1, 2024, the Company executed a Waiver Term Sheet with a participant consisting of shares of stock. After conclusion of the program on March 31, 2024, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired. During the three and six months ended June 30, 2024, Zion incurred $947,000 and 1,763,000 in equity issuance costs and $2,921,000 in equity issuance costs for the year ending December 31, 2024.

During the three and six months ended June 30, 2025, Zion did not incur any equity issuance costs.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

On or around November 12, 2024, a third amendment to the Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included changing the provision for the program termination provided that the closing stock price is $.20 cents per share or higher for five (5) consecutive days.

On or around January 21, 2025, a fourth amendment to the Waiver Term Sheet was signed with the participant. The Pricing Plan of the program terminated at the earlier of: (a) a maximum purchase of $15,000,000 through the DSPP, (b) June 30, 2025 or (c) the closing price of Zion’s stock is 20 cents per share for five (5) consecutive days. Additional terms of the Waiver Term Sheet include the pro-rata issuance of up to 15,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2025, in the event the Participant purchases up to $15,000,000 of the Company’s stock by June 30, 2025. As of May 2, 2025, this latest Waiver Term Sheet was terminated as the participant completed the maximum purchase of $15,000,000 through the DSPP along with 15,000,000 warrants.

On May 19, 2025, a total of 15,000,000 warrants were issued to the participant with the internal designation as the “ZNWBB” warrants.

During the six months ended June 30, 2025, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 66% of the net cash raised through the DSPP.

During the six months ended June 30, 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 56% of the net cash raised through the DSPP.

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

The ZNWBA warrants now will be first exercisable on May 15, 2024, instead of April 15, 2024, and continued to be exercisable through May 15, 2025, instead of April 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants now will be first exercisable on June 15, 2024, instead of May 15, 2024, and continued to be exercisable through June 15, 2025, instead of May 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants became exercisable on January 31, 2025, instead of November 15, 2024, and continue to be exercisable through January 31, 2026, instead of November 15, 2025, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants became exercisable on March 31, 2025, instead of January 31, 2025, and continue to be exercisable through March 31, 2026, instead of January 31, 2026, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

For the three and six months ended June 30, 2025, approximately $33,000 and $179,000, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

For the three and six months ended June 30, 2024, approximately $985,000 and $985,000, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

For the three and six months ended June 30, 2025, approximately $7,740,000 and $13,780,000, respectively, were raised under the DSPP program.

For the three and six months ended June 30, 2024, approximately $5,896,000 and $9,453,000 were raised under the DSPP program, respectively. The $5,896,000 and $9,453,000 figures were reduced by $947,000 and $1,763,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $4,949,000 and $7,690,000, respectively.

The company raised approximately $947,000 from the period July 1, 2025 through August 5, 2025, under the DSPP program, which includes collection of the $179,000 stock subscription receivable at June 30, 2025.

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

E. Warrant Table

The warrant balances at  December 31, 2024 and transactions since January 1, 2025 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	December 31, 2024	Issued	Exercised	Expired	June 30, 2025
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAM	$0.05	03/31/2025	4,376,000	-	(4,376,000)	-	-
ZNWAQ	$0.05	03/31/2025	23,428,348	-	(23,428,348)	-	-
ZNWBA	$0.25	03/31/2026	-	1,177,950	-	-	1,177,950
ZNWBB	$0.25	12/31/2025	-	15,000,000	-	-	15,000,000
Outstanding warrants			29,303,152	16,177,950	(27,804,348)	-	17,676,754

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,C,D,H	March 2013 – December 2014	2.00	January 31, 2026
ZNWAS Warrants	E	August 2021 – March 2022	0.25	December 31, 2025
ZNWAT Warrants	E	August – September 2022	0.25	December 31, 2025
ZNWAU Warrants	E	October – November 2022	0.25	December 31, 2025
ZNWBA Warrants	F,G	November – December 2024	0.25	March 31, 2026
ZNWBB Warrants	I	April 2024 – June 2025	0.25	December 31, 2025

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

D	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

E	These warrants will be issued and become exercisable beginning on November 15, 2025 and expire on December 31, 2025.

F	On November 6, 2023, the Company announced a new Unit Offering and the related ZNWBA warrant.

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

H	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date is January 31, 2026.

I	On May 19, 2025, the Company issued 15,000,000 warrants to one participant, with an expiration date of December 31, 2025.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	10,698	6,426
Capitalized salary costs	2,598	2,546
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	11,832	11,253
Other costs	39	39
	26,585	21,682

During the three and six months ended June 30, 2025, and 2024, the Company did not record any post-impairment charges.

Changes in Unproved oil and gas properties during the three and six months ended June 30, 2025 and 2024 are as follows:

	For the three months ended				For the six months ended
	June 30,				June 30,
	2025		2024		2025		2024
	US$		US$		US$		US$
	thousands		thousands		thousands		thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	3,847		593		4,272		647
Capitalized salary costs	26		25		52		51
Legal and seismic costs, license fees and other preparation costs	263		254		579		480
	4,136	*	872	*	4,903	*	1,178	*

* Inclusive of non-cash amounts of approximately $965,000, and $338,000 during the three months ended June 30, 2025, and 2024, respectively
* Inclusive of non-cash amounts of approximately $1,658,000, and $1,002,000 during the six months ended June 30, 2025, and 2024, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Operating lease assets	$708	$759

Operating lease liabilities:
Current operating lease liabilities	$109	$107
Non-current operating lease liabilities	$572	$637
Total operating lease liabilities	$681	$744

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

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it was not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised the option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $13,800) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2025 are:

June 30,
2025
Weighted average remaining lease term (years)	5.5
Weighted average discount rate	7.9%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of June 30, 2025:

US$
thousands
2025	77
2026	151
2027	148
2028	148
2029	148
Thereafter	163
Total undiscounted future minimum lease payments	835
Less: portion representing imputed interest	(154)
Total undiscounted future minimum lease payments	681

Operating lease costs were $80,000 and $142,000 for the three and six months ended June 30, 2025, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Operating lease costs were $74,000 and $149,000 for the three and six months ended June 30, 2024, respectively.

Cash paid for amounts included in the measurement of operating lease liabilities was $24,000 and $63,000 for the three and six months ended June 30, 2025, respectively. These amounts are included in operating activities in the statements of cash flows.

Cash paid for amounts included in the measurement of operating lease liabilities was $80,000 and $168,000 for the three and six months ended June 30, 2024, respectively.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $nil for the three and six months ended June 30, 2025, respectively.

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

On June 3, 2025, the Company received a notification via summons that it is being sued in the Superior Court of California, County of Los Angeles under the state’s “Trap and Trace” law.  The company has retained counsel in the state of California and this case is ongoing.  No recognition of legal expenses has been made in 2025, but the company has made an immaterial prepayment to our outside legal firm. Our outside counsel in California advises that the California courts are backlogged with similar cases and that a resolution to our case is not expected for months.  However, we believe we have a strong case based on the facts.

B. Recent Market Conditions – Coronavirus, Israel-Hamas War, Israel-Hezbollah War, Israel-Iran War and the Russia-Ukraine War

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

Israel-Iran War

On June 13, 2025, Israel launched Operation Rising Lion by surprise attacks on key military and nuclear facilities in Iran. This was a targeted operation to roll back the Iranian threat to Israel’s very survival. In the opening hours of the war, Israeli air force assassinated some of Iran's prominent military leaders and nuclear scientists, and damaged or destroyed Iran's air defenses and some of its nuclear and military facilities. Israel launched hundreds of airstrikes throughout the war. Iran retaliated with waves of missile and drone strikes against Israeli cities and military sites; over 550 ballistic missiles and more than 1,000 explosive drones were launched by Iran during the war. The Iran-allied Houthis in Yemen also fired several missiles at Israel. On the ninth day of the war the United States bombed three Iranian nuclear sites. On June 24, 2025, Israel and Iran agreed to a ceasefire. As of the date of this report, both sides are holding to its terms.

Russia-Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the quarter ended  June 30, 2025, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine may have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company and actions that may be taken by governmental authorities related to the war.

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

As of June 30, 2025, and December 31, 2024, the Company accrued $nil and $nil for license regulatory matters.

D. Insurance Financing

Effective March 12, 2024, the Company renewed its rig insurance policy with total premiums, taxes and fees for approximately $95,000. A cash down payment of approximately $38,000 was paid on February 23, 2024. Under the terms of the insurance financing, payments of approximately $9,000, which included interest at the rate of 13.99% per annum, were due each month for 10 months commencing on April 12, 2024. As of June 30, 2025, this was fully paid off.

Effective November 18, 2024, the Company renewed its third party liability policy in Israel with total premiums, taxes and fees for approximately $76,000. A cash down payment of approximately $20,000 was paid on November 18, 2024. Under the terms of the insurance financing, payments of approximately $5,000, which include interest at the rate of 12.9% per annum, are due each month for 11 months commencing on December 16, 2024. As of June 30, 2025, the outstanding balance was approximately $20,000. This policy was capitalized under Unproved Oil and Gas Properties.

Effective December 3, 2024, the Company renewed its Control of well (“COW”) insurance policy in Israel with total premiums, taxes and fees for approximately $84,000. A cash payment of approximately $84,000 was paid on December 3, 2024. This policy was capitalized under Unproved Oil and Gas Properties.

Effective December 28, 2024, the Company renewed its D&O insurance policy with total premiums, taxes and fees for approximately $430,000. A cash down payment of approximately $41,000 was paid on January 2, 2025. Under the terms of the insurance financing, payments of approximately $39,000, which include interest at the rate of 12.9% per annum, are due each month for 10 months commencing on January 28, 2025. As of June 30, 2025, the outstanding balance was approximately $156,000.

Effective March 12, 2025, the Company renewed its rig insurance policy with total premiums, taxes and fees for approximately $119,000. A cash payment of approximately $119,000 was paid on March 7, 2025. This policy was capitalized under Unproved Oil & Gas Properties.

As of June 30, 2025and December 31, 2024, the Company had contractual obligations to pay for various lines of insurance, including directors and officers, rig and third-party liability. The balances for insurance financing were $176,000 and $490,000, respectively.

E. Bank Guarantees

As of June 30, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $946,000) and others (approximately $102,000) with respect to its drilling operation in an aggregate amount of approximately $1,048,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

F. Vendor Concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. At June 30, 2025, there were three suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2024, there were three suppliers that represent 10% or more of the Company’s accounts payable balance.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2025 through June 30, 2025, the USD has fluctuated by approximately 7.5% against the NIS (the USD weakened relative to the NIS). In contrast, during the period January 1, 2024 through December 31, 2024, the USD fluctuated by approximately 0.6% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. As of  June 30, 2025, we had cash, cash equivalents, and restricted cash of approximately $9,685,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2025, exclusive of funds at US banks that earn no interest, was approximately 2.9% and 2.9%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through August 11, 2025, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, other than the following:

(i) Approximately $947,000 was collected through the Company’s DSPP program during the period July 1, 2025 through August 5, 2025, which includes collection of the $179,000 stock subscription receivable at June 30, 2025.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	the Israel-Hamas war which began in October 2023 and its effect on our exploration program;

●	the Israel-Iran war which began and ended in June 2025 and its effect on our exploration program;

●	the Israel-Hezbollah war which began in 2024, along with wider regional hostilities towards Israel, and their effect on our exploration program;

●	the going concern qualification in our consolidated condensed financial statements;

●	our ability to obtain new license areas to continue our exploration program;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQB;

●

interruptions, increased financial costs and other adverse impacts of the covid 19 coronavirus pandemic, the Israel-Hamas war, the Israel-Hezbollah war, the Israel-Iran war, and the Russia-Ukraine war on the drilling and testing of our petroleum exploration program and our capital raising efforts;

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

All references in this Quarterly Report to the “Company”, “Zion”, “we”, “us”, or “our”, are to Zion Oil and Gas, Inc., a Texas corporation, and its wholly-owned subsidiaries, Zion Drilling, Inc. and Zion Drilling Services, Inc. described below.

Current Exploration and Operation Efforts

Zion Oil and Gas, Inc., a Texas corporation, is an oil and gas exploration company with a history of 25 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. The shareholders of Zion Oil & Gas, Inc. approved the redomestication of its incorporation to Texas on June 4, 2025.  We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQB marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.” On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., originally as a Delaware corporation, but now a Texas corporation for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., originally as a Delaware corporation, but now a Texas corporation to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect. On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts. On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. Zion Drilling Israel LTD did not have any activities during the six months ended June 30, 2025.

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

An even further delay was created by many of our rig crew members reaching the limit of their work visas. This requires us to reset visas, which is not a simple process, and it adds another layer of delay and complexity. Moreover, the recent changes to visa eligibility have further complicated the process, as Israel has changed their 90-day visa renewals from resetting at the end of the year to resetting after six months after expiration. We are working with the Ministry of Interior on this issue. As a side note, the crew had to enter Israel under 90-day visas and not six months visas in order to comply with the labor law requirements in place at the time the operations commenced.

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

Zion’s rig crew arrived in Israel in February 2025 and completed critical maintenance and preparatory work. The rig, which was safely “warm stacked” in September 2024, underwent necessary checks for maintenance, including fluid changes, lubrication and greasing, and mechanical, electrical, and safety audits to ensure peak functionality. The rig crew drilled out the temporary plug at approximately 1,100 meters and set a permanent plug at the deeper part of the well, allowing for isolation of targeted zones for testing. Perforation and stimulation operations were successfully completed, with gas observed at surface during early flowback.

On June 10, 2025, we completed flowback operations at our Megiddo-Jezreel #1 well and have since temporarily shut it in and demobilized our crew. The last of our crew left the country just hours before the 12-day war with Iran. We analyzed the initial gas composition data which confirmed that our targeted perforation and stimulation procedures were successful.  Gas reached the surface and shows characteristics consistent with a productive reservoir.

At this point, we are considering two potential aspects to move forward.  The first is to sidetrack the well using our rig. The second is to deploy coil tubing.  Both approaches are being evaluated in terms of technical feasibility and overall cost. All equipment, material, and personnel for the sidetrack operation will be contracted by the end of Q4 2025 with operations beginning in Q1 of 2026.

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

I-35 Drilling Rig & Associated Equipment

	Six Months Ended June 30, 2025
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,494	747	344	7,585
Asset Additions	-	24	84	108
Asset Disposals for Self-Consumption	-	(53)	-	(53)
June 30, 2025	6,494	718	428	7,640

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	317	-	43	360
June 30, 2025	2,855	-	312	3,167

Net Assets	3,639	718	116	4,473

	As of December 31, 2024
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2023	6,494	608	442	7,544
Asset Additions	-	178	-	178
Asset Disposals	-	-	(98)	(98)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
December 31, 2024	6,494	747	344	7,585

Accumulated Depreciation:
December 31, 2023	1,904	-	130	2,034
Asset Depreciation	634	-	139	773
December 31, 2024	2,538	-	269	2,807

Net Assets	3,956	747	75	4,778

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
MANASSEH (HEAD OF JOSEPH)
ZION RECOMPLETION SITE
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead Sea
SIMEON

Map 1. Zion’s New Megiddo License 434 as of June 30, 2025.

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

For the three and six months ended June 30, 2025, approximately $33,000 and $179,000, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

For the three and six months ended June 30, 2024, approximately $985,000 and $985,000, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables.

For the three and six months ended June 30, 2025, approximately $7,740,000 and $13,780,000, respectively, were raised under the DSPP program. The Company did not pay any equity issuance costs for the three and six months ended June 30, 2025

For the three and six months ended June 30, 2024, approximately $5,896,000 and $9,453,000 were raised under the DSPP program, respectively. The $5,896,000 and $9,453,000 figures were reduced by $947,000 and $1,763,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $4,949,000 and $7,690,000, respectively.

The warrants balances at December 31, 2024 and transactions since January 1, 2025 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	December 31, 2024	Issued	Exercised	Expired	June 30, 2025
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAM	$0.05	03/31/2025	4,376,000	-	(4,376,000)	-	-
ZNWAQ	$0.05	03/31/2025	23,428,348	-	(23,428,348)	-	-
ZNWBA	$0.25	03/31/2026	-	1,177,950	-	-	1,177,950
ZNWBB	$0.25	12/31/2025	-	15,000,000	-	-	15,000,000
Outstanding warrants			29,303,152	16,177,950	(27,804,348)	-	17,676,754

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

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2024 and through the date of this report in August 2025.

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

Israel-Iran War

On June 13, 2025, Israel launched Operation Rising Lion by surprise attacks on key military and nuclear facilities in Iran. This was a targeted operation to roll back the Iranian threat to Israel’s very survival In the opening hours of the war, Israeli air force assassinated some of Iran's prominent military leaders and nuclear scientists, and damaged or destroyed Iran's air defenses and some of its nuclear and military facilities. Israel launched hundreds of airstrikes throughout the war. Iran retaliated with waves of missile and drone strikes against Israeli cities and military sites; over 550 ballistic missiles and more than 1,000 explosive drones were launched by Iran during the war. The Iran-allied Houthis in Yemen also fired several missiles at Israel. On the ninth day of the war the United States bombed three Iranian nuclear sites. On June 24, 2025, Israel and Iran agreed to a ceasefire. As of the date of this report, both sides are holding to its terms.

Russia – Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended December 31, 2024, and the quarter ended June 30, 2025, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine will have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company, and actions that may be taken by governmental authorities related to the war.

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

During the six months ended June 30, 2025, and 2024, the Company did not record any post-impairment charges.

The total net book value of our unproved oil and gas properties under the full cost method is $26,585,000 and $21,682,000 at June 30, 2025 and at December 31, 2024, respectively.

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

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. We did not use unobservable (level 3) inputs for fair value measurements at June 30, 2025 and at December 31, 2024, respectively.

RESULTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,101	1,201	2,202	2,376
Other	895	882	1,494	1,481
Subtotal Operating costs and expenses	1,996	2,083	3,696	3,857

Other expense (income), net	(85)	(19)	(110)	(31)

Net loss	1,911	2,064	3,586	3,826

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2025 were $1,996,000 and $3,696,000, respectively, compared to $2,083,000 and $3,857,000, respectively, for the three and six months ended June 30, 2024. Operating costs and expenses for the three months ended June 30, 2025 were $87,000 (4.2%) lower compared to the three months ended June 30, 2024. Operating costs and expenses for the six months ended June 30, 2025 were $161,000 (4.2%) lower compared to the six months ended June 30, 2024.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three and six months ended June 30, 2025 were $1,101,000 and $2,202,000, respectively, compared to $1,201,000 and $2,376,000, respectively, for the three and six months ended June 30, 2024. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses were lower by $100,000, or 8.3%, during the most recent quarter versus the prior year quarter primarily due to lower expenses associated with stock option grants. G&A expenses decreased $174,000, or 7.3%, during the first six months of 2025 as compared to the six months of 2024, primarily due to lower expenses associated with stock option grants.

Other expense. Other expenses during the three and six months ended June 30, 2025 were $895,000 and $1,494,000, respectively, compared to $882,000 and $1,481,000, respectively, for the three and six months ended June 30, 2024. Other general and administrative expenses are comprised of non-cash compensation and non-professional expenses incurred. Other expenses increased by $13,000, or about 1.5%, and by $13,000, or about 0.9%, for the three and six months ended June 30, 2025, respectively. Zion incurred higher annual meeting expenses, but this was partially offset by lower marketing and investor relations expenses and lower insurance premium expenses.

Other (income), net. Other (income) during the three and six months ended June 30, 2025 were ($85,000) and ($110,000), respectively, compared to ($19,000) and ($31,000), respectively, for the three and six months ended June 30, 2024. The expenses in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income. Zion earned higher interest income during the three months ended June 30, 2025, due to higher average cash balances.

Net Loss. Net losses for the three and six months ended June 30, 2025 were $1,911,000 and $3,586,000 compared to $2,064,000 and $3,826,000 for the three and six months ended June 30, 2024.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares. As disclosed on our Balance Sheet, the company has 1,600,000,000 shares of authorized common stock and 1,109,567,465 shares issued as of June 30, 2025. We increased our authorized shares during the past proxy season in 2025.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be impaired. Our financial statements for the six months ended June 30, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern for one year from the date the financials were issued.

At June 30, 2025, we had approximately $8,605,000 in cash and cash equivalents compared to $2,272,000 at December 31, 2024, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $7,310,000 at June 30, 2025 and $1,702,000 at December 31, 2024.

As of June 30, 2025, we provided bank guarantees to various governmental bodies (approximately $946,000) and others (approximately $102,000) in respect of our drilling operation in the aggregate amount of approximately $1,048,000. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents - restricted.

During the six months ended June 30, 2025, cash used in operating activities totaled $3,141,000. Cash provided by financing activities during the six months ended June 30, 2025 was $13,467,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $3,977,000 for the six months ended June 30, 2025.

During the six months ended June 30, 2024, cash used in operating activities totaled $3,575,000. Cash provided by financing activities during the six months ended June 30, 2024 was $6,347,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or the “Plan”). Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $882,000 for the six months ended June 30, 2024.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $947,000 during the period July 1, 2025 through August 5, 2025, which includes collection of the $179,000 stock subscription receivable at June 30, 2025, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through January 2026.

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

Similar uncertainties are posed by the Israel-Hamas war, the Israel-Hezbollah war, as well as the Israel-Iran war. The duration of those wars and the impacts on the region and world is not fully known at this point in time.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), the potential impact of the Israel-Hamas war, the Israel-Hezbollah war, and Israel-Iran war, the potential actions of other hostile parties in the region, unexpected or unforeseen cost overruns in exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2025 through June 30, 2025, the USD has fluctuated by approximately 7.5% against the NIS (the USD weakened relative to the NIS). In the contrast, during the period January 1, 2024 through December 31, 2024, the USD fluctuated by approximately 3.1% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low-interest rate environment. At June 30, 2025 we had cash, cash equivalents, and restricted cash of approximately $9,685,000. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2025, exclusive of funds at US banks that earn no interest, was approximately 2.9% and 2.9%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2025, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025, due to a significant deficiency in our controls and procedures related solely to the prohibited advance by the Company of a hardship loan to an officer referred to in Note 2G of the financial statements accompanying this report. The chief executive officer and the chief financial officer intend to consult with an external advisor to take steps to avoid any future recurrence of a prohibited action.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. However, we cannot predict the outcome or effect of any of the potential litigation, claims or disputes.

On June 3, 2025, the Company received a notification via summons that it is being sued in the Superior Court of California, County of Los Angeles under the state’s “Trap and Trace” law.  The company has retained counsel in the state of California and this case is ongoing.  No recognition of legal expenses has been made in 2025, but the company has made an immaterial prepayment to our outside legal firm. Our outside counsel in California advises that the California courts are backlogged with similar cases and that a resolution to our case is not expected for months.  However, we believe we have a strong case based on the facts.

ITEM 1A. RISK FACTORS

During the quarter ended June 30, 2025, there were no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 11, 2025	Date:	August 11, 2025