Form 10-K
period 2025-12-31
ZION OIL & GAS INC
filed 2026-03-19
CIK 1131312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

MARK ONE:

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2025

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33228

ZION OIL & GAS, INC.

(Exact name of registrant as specified in its charter)

Texas	20-0065053
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12222 Merit Drive, Suite 1450, Dallas, TX	75251
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was approximately $210,818,000.

The registrant had 1,179,449,952 shares of common stock, par value $0.01, outstanding as of March 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2026 Annual Meeting of Stockholders within 120 days after the close of the fiscal year covered by this Form 10-K. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this report.

2025 ANNUAL REPORT (SEC FORM 10-K)

INDEX

Securities and Exchange Commission
Item Number and Description

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (herein, “Annual Report”) and the documents included or incorporated by reference in this Annual Report contain statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You generally can identify our forward-looking statements by the words “anticipate,” “believe,” “budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” “will” or other similar words. These forward-looking statements include, among others, statements regarding:

●	the Israel-Hamas war which began in October 2023 and the impact of the negotiated October 2025 ceasefire will have on our exploration program;

●	the Israel-Iran war which began and ended in June 2025 and the possibility of subsequent sporadic hostilities and their effect on our exploration program;

●	the Israel-Hezbollah war which began in 2024, along with wider regional hostilities towards Israel, and their effect on our exploration program;

●	the going concern qualification in our consolidated financial statements;

●	our ability to obtain new license areas to continue our exploration program;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by the OTCQX market;

●

interruptions, increased consolidated financial costs and other adverse impacts of the Israel-Hamas war, the Israel-Hezbollah war, the Israel-Iran war and the Russia-Ukraine war on the drilling and testing of our petroleum exploration program and our capital raising efforts;

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

iii

PART I

ITEM 1. BUSINESS

Overview

Zion Oil and Gas, Inc., a Texas corporation, is an oil and gas exploration company with a history of 25 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW”. On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., as a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect. On May 14, 2025, Zion Drilling, Inc. and Zion Drilling Services, Inc. were re-domesticated and converted from Delaware corporations to Texas corporations pursuant to plans of conversion approved unanimously by the directors and shareholders of each corporation. On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts. On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. Zion Drilling Israel Ltd did not have any activities during the year ended December 31, 2025.

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

    On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”or “Exploration License 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus on the MJ-02 well, as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. As previously announced, Zion is deploying new technologies and stimulation methods for its current re-entry into the MJ-02 well with the objective of potentially unlocking hydrocarbon flows in several identified key zones.

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

On June 10, 2025, we completed flowback operations at our Megiddo-Jezreel #1 well (MJ-01), shut the well in and demobilized our crew. The last of our crew left the country just hours before the 12-day war with Iran. We analyzed the initial gas composition data which confirmed that our targeted perforation and stimulation procedures were successful.  Gas reached the surface and shows characteristics consistent with a productive reservoir.

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

During the last six months of 2025, we engaged in planning and logistics activities for the next phase of operations in Israel. Our technical objective remains unchanged, which is to sidetrack the well and drill a lateral section into the identified target interval to enable multi-stage stimulation across multiple zones. The principal operational refinement is to begin this campaign from the MJ-02 well, located on the same pad as the MJ-01 well, just 7.5 meters away on surface and approximately 300 meters offset at depth. Both wellbores access the same target zone. Starting from MJ-02 allows us to begin in larger casing, use larger-diameter tools, and execute a two-stage drilling plan—providing greater flexibility to manage downhole contingencies and improving our chance of operational success.

Logistics remain challenging in Israel’s onshore market, where most services and equipment must be imported with added time and cost. Despite providers being heavily contracted, we have secured key services such as drilling, mud, and cementing. Recent visa reforms and progress with ministry approvals are also positive steps forward.

Our rig crew arrived in Israel in January 2026 to begin a new phase of operations at both MJ-01 and MJ-02 in Israel. Currently, the team is focusing on routine rig repair and maintenance, including a much-needed upgrade to the generator system, ensuring reliable power for the drilling ahead. Once the rig is serviced and tested, our crew will re-enter MJ-01, complete cleanup of the wellbore, install a seal below the water aquifer zone, and re-establish the mandated water monitoring well as required by the Ministry of Energy and Ministry of Water. Following this work, we will rig down and conduct the mandatory five-year recertification and inspection process to ensure full compliance with International Association of Drilling Contractors ("IADC") and national standards before transitioning to the next stage. After inspection, we will rig up over MJ-02, plug and abandon the lower sections of that wellbore, set the direction, and begin the planned horizontal drilling operation into the target reservoir zone.

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

Our executive offices are located at 12222 Merit Drive, Suite 1450, Dallas, Texas 75251, and our telephone number is (214) 221-4610. Our branch office’s address in Israel is 9 Halamish Street, North Industrial Park, Caesarea 3088900, and the telephone number is +972-4-623-8500. Our website address is: www.zionoil.com.

Company Background

In 1983, during a visit to Israel, John M. Brown (our Founder and Executive Chairman of the Board of Directors) became inspired and dedicated to finding oil and gas in Israel. During the next 17 years he made several trips each year to Israel, hired oil and gas consultants in Israel and Texas, met with Israeli government officials, made direct investments with local exploration companies, and assisted Israeli exploration companies in raising money for oil and gas exploration in Israel. This activity led Mr. Brown to form Zion Oil & Gas, Inc. in April 2000, in order to receive the award of a small onshore petroleum license from the Israeli government.

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

ZION’S NEW MEGIDDO VALLEYS 434 LICENSE AREA

The NML 428 was initially awarded on December 3, 2020 for a six-month term and was extended several times before expiring on February 1, 2023. Zion Oil & Gas, Inc. filed an amended application with the Israel Ministry of Energy for a new exploratory license on January 24, 2023 covering the same area as its NML 428, which expired on February 1, 2023. However, its original application to replace License NML 428 was filed on May 11, 2022, and a revised application was filed on August 29, 2022.

          On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. NMVL 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. As previously announced, Zion is deploying new technologies and stimulation methods for its current re-entry into the MJ-02 well with the objective of potentially unlocking hydrocarbon flows in several identified key zones.

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

On June 10, 2025, we completed flowback operations at our MJ-01 well, shut the well in and demobilized our crew. The last of our crew left the country just hours before the 12-day war with Iran. We analyzed the initial gas composition data which confirmed that our targeted perforation and stimulation procedures were successful.  Gas reached the surface and shows characteristics consistent with a productive reservoir.

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

During the last six months of 2025, we engaged in planning and logistics activities for the next phase of operations in Israel. Our technical objective remains unchanged, which is to sidetrack the well and drill a lateral section into the identified target interval to enable multi-stage stimulation across multiple zones. The principal operational refinement is to begin this campaign from the MJ-02 well, located on the same pad as the MJ-01 well, just 7.5 meters away on surface and approximately 300 meters offset at depth. Both wellbores access the same target zone. Starting from MJ-02 allows us to begin in larger casing, use larger-diameter tools, and execute a two-stage drilling plan—providing greater flexibility to manage downhole contingencies and improving our chance of operational success.

Logistics remain challenging in Israel’s onshore market, where most services and equipment must be imported with added time and cost. Despite providers being heavily contracted, we have secured key services such as drilling, mud, and cementing. Recent visa reforms and progress with ministry approvals are also positive steps forward.

Our rig crew arrived in Israel in January 2026 to begin a new phase of operations at both MJ-01 and MJ-02 in Israel. Currently, the team is focusing on routine rig repair and maintenance, including a much-needed upgrade to the generator system, ensuring reliable power for the drilling ahead. Once the rig is serviced and tested, our crew will re-enter MJ-01, complete cleanup of the wellbore, install a seal below the water aquifer zone, and re-establish the mandated water monitoring well as required by the Ministry of Energy and Ministry of Water. Following this work, we will rig down and conduct the mandatory five-year recertification and inspection process to ensure full compliance with IADC and national standards before transitioning to the next stage. After inspection, we will rig up over MJ-02, plug and abandon the lower sections of that wellbore, set the direction, and begin the planned horizontal drilling operation into the target reservoir zone.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

ISRAEL-HAMAS WAR

The nation of Israel declared war on Hamas following the October 7, 2023 invasion by Hamas into many southern Israeli communities, killing and injuring thousands and taking of over 200 Israeli hostages into Gaza.  Israel formed a war time emergency government with its primary focus on defending its homeland.  As part of the war effort, Israel activated a large number of reservists.  Our geologist in Israel was called into service for a month or two in late 2023.  In 2024, he was called up again to serve for a period of months. He has since returned back to work. As a result of his absence, the workload was handled by our US based geologist. We have been able to keep up with the geological workload without any issues.

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2025 and through the date of this filing in March 2026.

On or about January 19, 2025, Israel and Hamas agreed to a ceasefire.  After that date, various agreements have been reached between Israel and Hamas regarding the release of Israeli hostages and the simultaneous release of Hamas prisoners while maintaining a ceasefire.  However, hostilities began again pending release of the remaining Israeli hostages.

On or around October 13, 2025, following more than two years after the initial invasion by Hamas, another ceasefire was negotiated between Israel and Hamas.  The ceasefire deal contains three phases and the first phase involves the release of all living and dead Israeli hostages held by Hamas, along with the release of approximately 1,950 Palestinian prisoners being held in Israel prisons.  All of the 20 living hostages were released and the remains of the dead hostages have been released to Israeli families.  The next phase (phase 2) of the ceasefire deal is underway and involves the disarmament of Hamas.

There is uncertainty as to the degree of stability that will be seen in the Gaza strip and the wider impact on hostilities in the region.

ISRAEL-HEZBOLLAH WAR

On November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

In early March 2026, Hezbollah joined the war against Israel by launching daily attacks, primarily missiles into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon.

ISRAEL-UNITED STATES-IRAN WAR

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

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader. Ali Khomenei was killed on this day. The daily attacks are continuing as of the date of this filing. Furthermore, Iran has been firing missiles and drones on approximately fifteen other countries, including, but not limited to, Azerbaijan, Bahrain, Cypress, Iraq, Jordan, Kuwait, Saudi Arabia, Turkey, United Arab Emirates and Turkey.

Map 1. Zion’s New Megiddo Valleys 434 License as of December 31, 2025.

LEBANON
NAPHTALI
ASHER
EAST
MANASSEH
HAIFA
Sea
of
Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS
LICENSE
75,000
ACRES
CAESAREA
MANASSEH
(HEAD OF JOSEPH)
ZION
RECOMPLETION
SITE
Mediterranean
Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead
Sea
SIMEON

Zion’s Former Joseph License

Zion has plugged all of its exploratory wells on its former Joseph License area, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials (See note 9B and 9C).

I-35 Drilling Rig & Associated Equipment

	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

As of December 31, 2024
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2023	6,495	608	441	7,544
Asset Additions	-	178	-	178
Asset Disposals	-	-	(98)	(98)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
December 31, 2024	6,495	747	343	7,585

Accumulated Depreciation:
December 31, 2023	1,904	-	130	2,034
Asset Depreciation	634	-	139	773
December 31, 2024	2,538	-	269	2,807

Net Assets	3,957	747	74	4,778

Exploration Expenditures

The following table summarizes the amounts we expended on our exploration efforts between 2024 and 2025:

	2025	2024
	US$	US$
	(000)	(000)
I-35 Drilling Rig & Associated Equipment	1,143	-
New Megiddo Valleys License 434:
Exploratory drilling operations	4,212	2,984
Equipment and inventory purchases	637	1,145
Environmental, geological & geophysical operations	61	72
Location construction and maintenance	1,081	844
Total	7,134	5,045

Employees & Contractors

As of December 31, 2025, we had 20 employees and contractors of whom all but one are on a full-time basis. Of the 20 total headcount, 14 work out of our Dallas office and 6 work out of the Caesarea, Israel office. None of our current employees or contractors are subject to any collective bargaining agreements, and there have been no strikes.

We regularly utilize independent consultants and contractors to perform various professional services, particularly for services connected to drilling operations, such as specialized drilling, health and safety, engineering, logging, cementing and well-testing.

Competition and Markets

The oil and gas exploration industry in Israel currently consists of a number of exploration companies. These include relatively small local or foreign companies (such as Zion Oil & Gas, Givot Olam, and Globe Exploration), as well as larger consortia of local Israeli and foreign participants (Chevron Corporation/Delek Group Ltd.). Most groups are engaged primarily in offshore activities, which is not an area in which we are currently active. Israeli law conveys an exclusive exploration right to license holders that prevents any additional companies from competing in that license area.

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

Israel’s Petroleum Law

Our business in Israel is subject to regulation by the State of Israel under the Petroleum Law. The administration and implementation of the Petroleum Law are vested in the Minister of Energy (“Energy Minister”), the Petroleum Commissioner and an advisory council. The following discussion includes a brief summary of certain provisions of the Petroleum Law currently in effect. This review is not complete, and it should not be relied on as a definitive restatement of the law related to petroleum exploration and production activities in Israel.

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

License. The next level of petroleum right is the “license,” bestowing an exclusive right for further exploration work and requiring the drilling of one or more test wells. The initial term of a license is up to three years, and it may be extended for up to an additional four years (in one-year increments). In the event of a Commercial Discovery approved by the Petroleum Commissioner, the license may be extended for an additional two years. A license area may not exceed 400,000 dunams (approximately 98,842 acres). One dunam is equal to 1,000 square meters (approximately 0.24711 of an acre). No one entity may hold more than 12 licenses or hold more than a total of four million dunam in aggregate license area.

Production lease. Upon approval by the Petroleum Commissioner, a licensee has a statutory “right” to receive a production “lease.” The initial lease term is 30 years, extendable for an additional 20 years (up to a maximum period of 50 years). A lease confers upon the lessee the exclusive right to explore for and produce petroleum in the lease area and requires the lessee to produce petroleum in commercial quantities (and pursue test and development drilling). The lessee is entitled to transport and market the petroleum produced, subject, however, to the right of the government to require the lessee to supply local needs first, at market price.

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

If the holder of a petroleum right does not comply with the work program provided by the terms of the right, the Petroleum Commissioner may issue a notice requiring the holder to cure the default within 60 days of the giving of the notice, together with a warning that failure to comply within the 60-day cure period may entail cancellation of the right. If the petroleum right is cancelled following such notice, the holder of the right may, within 30 days of the date of notice of the Petroleum Commissioner’s decision, appeal such cancellation to the Energy Minister. No petroleum right shall be cancelled until the Energy Minister has ruled on the appeal.

We are obligated, according to the Petroleum Law, to pay royalties to the Government of Israel on the gross production of oil and gas from the oil and gas properties of Zion located in Israel (excluding those reserves serving to operate the wells and related equipment and facilities). The royalty rate stated in the Petroleum Law is 12.5% of the produced reserves. At December 31, 2025 and 2024, the Company did not have any outstanding obligation with respect to royalty payments, since it is in the development stage and, to this date, no proved reserves have been found.

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

Political Climate

We are directly influenced by the political, economic and military conditions affecting Israel. Specifically, we could be adversely affected by:

●	Wars and/or ongoing conflicts between Israel and Hamas, Hezbollah, Iran the Houthis (in Yemen), and/or other terrorist organizations;

●	the interruption or curtailment of trade between Israel and its present trading partners;

●	a full or partial mobilization of the reserve forces of the Israeli army; and

●	a significant downturn in the economic or financial condition of Israel.

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

The nation of Israel declared war on Hamas following the October 7, 2023 invasion by Hamas into many southern Israeli communities, killing and injuring thousands and taking of over 200 Israeli hostages into Gaza.  Israel formed a war time emergency government with its primary focus on defending its homeland.  As part of the war effort, Israel enlisted a large number of reservists.  One geologist in our Israel office was called into service for a month or two in late 2023.  In 2024 and 2025, he was called up again to serve for a period of months.

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2024, and 2025.

On or about January 19, 2025, Israel and Hamas agreed to a ceasefire. After that date, various agreements have been reached between Israel and Hamas regarding the release of Israeli hostages and the simultaneous release of Hamas prisoners while maintaining a ceasefire.  However, hostilities began again pending release of the remaining Israeli hostages.

On or around October 13, 2025, following more than two years after the initial invasion by Hamas, a ceasefire was negotiated between Israel and Hamas.  The ceasefire deal contains three phases and the first phase involves the release of all living and dead Israeli hostages held by Hamas, along with the release of approximately 1,950 Palestinian prisoners being held in Israel prisons. All of the 20 living hostages were released and  all of the remains of the dead hostages have been released to Israeli families.  The next phase (phase 2) of the ceasefire deal is underway and involves the disarmament of Hamas.

On November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

In early March 2026, Hezbollah joined the war against Israel by launching daily attacks, primarily missiles into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon.

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

As of the date of this report, both sides are holding to its terms, but the re-occurrence of subsequent hostilities is possible.

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

Subsidiaries

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig and related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect. On May 14, 2025, Zion Drilling, Inc. and Zion Drilling Services, Inc. were re-domesticated and converted from Delaware corporations to Texas corporations pursuant to plans of conversion approved unanimously by the directors and shareholders of each corporation.

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025.

Zion has the trademark “ZION DRILLING” filed with the United States Patent and Trademark Office. Zion has the trademark filed with the World Intellectual Property Organization in Geneva, Switzerland, pursuant to the Madrid Agreement and Protocol. In addition, Zion has the trademark filed with the Israeli Trademark Office in Israel. Zion Drilling Israel Ltd did not have any activities during the year ended December 31, 2025.

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

Our Corporate Governance Policy, the charters of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Code of Ethics for directors, officers, employees and financial officers are also available on our website under “Corporate Governance” and in print to any stockholder who provides a written request to the Corporate Secretary at Zion Oil & Gas, Inc., 12222 Merit Drive, Suite 1450, Dallas, Texas 75251, Attn: Corporate Secretary.

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

Our ability to continue in business depends upon our continued ability to obtain the necessary financing from external sources to undertake further exploration and development activities and generate profitable operations from oil and natural gas interests in the future. We incurred net losses of $7,627,000 for the year ended December 31, 2025, and $7,343,000 for the year ended December 31, 2024. The audited consolidated financial statements have contained a statement by the auditors that raises substantial doubt about us being able to continue as a “going concern.”

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

On March 13, 2014, Zion filed a registration statement on Form S-3 that was part of a replacement registration statement that was filed with the SEC using a “shelf” registration process. The registration statement was declared effective by the SEC on March 31, 2014. On February 23, 2017, the Company filed a Form S-3 with the SEC (Registration No. 333-216191) as a replacement for the Form S-3 (Registration No. 333-193336), for which the three-year period ended March 31, 2017, along with the base Prospectus and Supplemental Prospectus. The Form S-3, as amended, and the new base Prospectus became effective on March 10, 2017, along with the Prospectus Supplement that was filed and became effective on March 10, 2017. The Prospectus Supplement under Registration No. 333-216191 describes the terms of the Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the "Plan") and replaces the prior Prospectus Supplement, as amended, under the prior Registration No. 333-193336.

Currently, we are substantially reliant on the proceeds of sales of our common stock under the Dividend Reinvestment and Stock Purchase Plan. During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan. For the years ended December 31, 2025 and 2024, we raised approximately $21,479,000 and $16,257,000, respectively, under the Plan. Of the amounts raised, approximately 60% of the amounts raised in 2025 were attributable to two participants and 57% of the amounts raised in 2024 were attributable to one participant. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our exploration and testing efforts, until we locate alternate sources for this funding.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited consolidated financial statements. Our audited consolidated financial statements at December 31, 2025 and 2024 and for the years then ended were prepared assuming that we will continue as a going concern.

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

Effective January 1, 2024, our common stock began trading on the OTCQB Market. The maintenance requirements for listing are to maintain a minimum bid price of $0.01 per share as of the close of business for at least one of every 30 consecutive calendar days and market capitalization of at least $2 million for at least one of every 30 consecutive calendar days. In the event that the Company’s bid price or the market capitalization falls below the minimum criteria, a cure period of 90 calendar days to regain compliance shall begin, during which time the applicable criteria must be met for 10 consecutive trading days. During January 2026, the Company applied for trading on the OTCQX Market (the highest market withing the OTC) due to the rising of its ZNOG stock price during December and January.  On February 5, the Company’s application was granted and its ZNOG began trading on the OTCQX Market.

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

After months of delay, we received our New Megiddo Valleys License 434 on September 14, 2023 (see above) and our proposed Work Plan on December 6, 2023. On February 21, 2024 the Israeli Supervisory Committee approved the detailed work plan for our re-entry operations on the MJ-01 well. The Supervisory Committee is a group of representatives from various interest groups in Israel tasked with oversight of our license area, including from the Spring Valley Regional Council, along with members of local kibbutzim (self-sustaining economic and social communities). While we have secured these approvals on prior wells we’ve drilled, we have no assurance we can obtain them for any future wells in a timely enough manner to prevent disruption in the provision of necessary services, personnel and equipment from our vendors.

We require significant capital to realize our business plan.

Our ongoing work program is expensive. We believe that our current cash resources are sufficient to allow us to undertake exploratory activities through March 31, 2027. The company raised approximately $6,530,000 from the period January 1, 2026 through March 17, 2026 under the DSPP program, which includes collection of the $29,000 stock subscription receivable at December 31, 2025. We estimate that, when we are not actively drilling a well, our monthly expenditure is approximately $600,000 per month. However, when we are drilling, or testing, we estimate that there is an additional cost of approximately $2,000,000 - $3,000,000 per month. Additionally, the newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2021-2023 are likely to render extending our existing license or obtaining new explorations licenses increasingly expensive. For example, at the time of the award of any new exploration license, we will be required to submit performance bank guarantees in the form of a restricted Israel cash deposits for 10% of the cost of the planned drilling program as well as other amounts to cover potential environmental damages. See “Israel Energy Related Governmental Regulations.”

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

The success of our oil and gas exploration efforts is dependent upon the efforts of various third parties that we do not control. These third parties provide critical drilling, engineering, logging, pressure pumping, geological, geophysical and other scientific analytical services, including 2-D and 3-D seismic imaging technology to explore for and develop oil and gas prospects. Given our small size and limited resources, we do not have all the required expertise on staff. As a result, we rely upon various companies and other third parties like engineers, geologists, geophysics, labs and other scientific analytical services to assist us in identifying desirable hydrocarbon prospects to acquire and to provide us with technical assistance and services. In addition, we rely upon the owners and operators of oilfield service equipment.

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

Our global operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations and cash flows.

Our business is subject to certain risks associated with doing business globally, more particularly in Israel. Accordingly, we face significant operational risks as a result of doing business internationally, such as:

●

Difficulties in bringing operational personnel and equipment into Israel stemming from the Israel-United states-Iran war, Israel-Hezbollah war, Israel-Hamas war and/or other military conflicts with Lebanon, Syria, Iran or other hostile country;

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

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war, natural disasters, adverse public health events and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of all of such events and do not have an applicable recovery plan in place. Any disruption to our operations or the operations of our collaborators or suppliers from these kinds of events would likely impact our operating results, cash flows and our financial condition.

Although we carry insurance to protect us against some losses or damages resulting from certain types of disasters, the extent of that insurance is limited in scope and amount, and we cannot assure you that our insurance coverage will be sufficient to satisfy any damages and losses. Any business interruption may have a material adverse effect on our business, financial position, results of operations, cash flows and prospects.

Deterioration of political, economic and security conditions in Israel may adversely affect our operations.

Any major hostilities involving Israel, a substantial decline in the prevailing regional security situation or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations and cash flows. See the prior discussion on Political Climate.

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

We incurred net losses of $7,627,000 for the year ended December 31, 2025, and $7,343,000 for the year ended December 31, 2024. We cannot provide any assurance that we will ever be profitable.

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

Our business focus is on oil and gas exploration on a limited number of properties in Israel and exploitation of any significant reserves that are found within our license areas. As a result, we lack diversification, in terms of both the nature and geographic scope of our business. We will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified. If we are unable to diversify our operations and cash flows, our financial condition and results of operations and cash flows could deteriorate.

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

Because a certain portion of our expenses is incurred in currencies other than the U.S. dollar, our results of operations and cash flows may be adversely impacted by currency fluctuations and inflation.

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

Our need to incur costs associated with responding to these initiatives or complying with any resulting new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Economic risks may adversely affect our operations and/or inhibit our ability to raise additional capital.

Economically, our operations in Israel may be subject to:

●	exchange rate fluctuations;

●	royalty and tax increases and other risks arising out of Israeli State sovereignty over the mineral rights in Israel and its taxing authority;

●	changes in Israel’s economy that could lead to oil and gas price controls; and

●	unavailability of key personnel, services or equipment as a result of the Israel-United States-Iran war, the Israel-Hezbollah war, the Israel-Hamas war, or other regional hostilities.

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

In the event of a Commercial Discovery approved by the Petroleum Commissioner and depending on the nature of the discovery and the production and related distribution equipment necessary to produce and sell the discovered hydrocarbons, we will be subject to additional licenses and permits, including from various departments in the Energy Ministry, regional and local planning commissions, the environmental authorities and the Israel Lands Authority. If we are unable to obtain some or all of these permits or the time required to obtain them is longer than anticipated, we may have to alter or delay our planned work schedule, which would increase our costs.

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

If compliance with environmental regulations is more expensive than anticipated, it could adversely impact the profitability and cash flows of our business.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. Additionally, we have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The size and complexity of our information technology systems and those of the third-party vendors and service providers with whom we contract make these environments inherently vulnerable. Because we store large volumes of confidential information across our infrastructure, we face risks of service interruptions and security breaches. These vulnerabilities may be exploited through inadvertent or intentional actions by employees, vendors, and business partners, or through cyber attacks by malicious third parties. Likewise, our reliance on third-party systems creates supply chain vulnerabilities outside our direct oversight. A compromise of a vendor’s environment could facilitate unauthorized access to our environments or data.

Significant disruptions or security breaches affecting our information technology systems or those of our third-party vendors and business partners could adversely impact our operations. Such incidents may result in the loss, misappropriation, or unauthorized disclosure of confidential data, including trade secrets, intellectual property, and personal information. Consequently, these failures could lead to substantial financial, legal, and reputational harm. Security breaches and other unauthorized inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, our liability insurance may not be sufficient in type or amount to cover us against costs of or claims related to security breaches, cyber-attacks and other related breaches. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, or litigation.

Risks Related to our Common Stock

We will issue additional common stock in the future, which would dilute the ownership interests of our existing stockholders.

In the future, we anticipate issuing additional securities in connection with capital raising efforts, including shares of our common stock or securities convertible into or exchangeable for our common stock, resulting in the dilution of the ownership interests of our stockholders. We are authorized under our amended and restated certificate of incorporation to issue 1,600,000,000 shares of common stock. As of March 13, 2026 there were approximately 1,179,449,952 shares of our common stock issued and outstanding.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBER SECURITY

Risk management and strategy

We assess material risks from cyber security threats on an ongoing basis, including any potential unauthorized occurrence on or conducted through our Information Technology (IT) systems that may result in adverse effects on the confidentiality, integrity, or availability of our systems, infrastructure or information residing therein. We have developed and implemented various processes to oversee and manage cybersecurity risks and have integrated this cybersecurity risk management framework into our Company’s broader risk management framework.

Governance

Our management and the Board recognize the critical importance of managing cyber security risks as part of our larger risk management program. While all of our personnel play a part in managing cyber security risks, one of the key functions of our Board is to provide informed oversight of our risk management process, including risks from cyber security threats. Our Chief Financial Officer briefs the executive leadership team, the Board, and the Audit Committee regarding cybersecurity risks, strategy, and management at least annually.

Our cybersecurity team is comprised of members of senior leadership, including in-house legal counsel and independent third-party SOC 2 certified IT and cybersecurity consultants that serve as our Managed Security Service Provider (MSSP). Our MSSP has substantial experience involving cybersecurity risk management and IT, including security, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy process described above, and report to our internal executive team on a regular basis.

Engaging Third Parties on Risk Management

We collaborate with vendors, service providers, assessors, auditors, consultants, and other third parties on an as-needed basis to develop secure informational and operational technology systems and protect against cybersecurity threats. For example, we engage third-party security experts to monitor our network and conduct risk assessments and program enhancements.

Managing Third-Party Cybersecurity Risk

We recognize the potential cybersecurity risks associated with the use of third parties that provide services to us, process information on our behalf, or have access to our informational or operational technology systems, and we have processes in place to oversee and manage these risks. These processes include conducting vendor due diligence and risk assessments, participating in industry information sharing groups, subscribing to cybersecurity notification services, and maintaining ongoing collaboration with federal agencies. We also seek to mitigate third-party cybersecurity risk through contractual safeguards, and/or regular review of the internal control reports of such third parties.

Material Impact from Cybersecurity Incidents

The Company has not experienced a material cyber security incident or a cyber security threat that has had, or are likely to have, material impacts to our business, operations, finances, or reputation during 2025 nor in any prior years. The company’s overall risk management systems and processes have followed the recommended guidelines of our cyber security insurance company. The Audit Committee has the board’s oversight of risk from cyber security threats and the responsibility for reviewing the management processes. Management’s role in assessing and managing material risks from cyber security threats is the responsibility of the Chief Financial Officer, who reports and coordinates any potential material risk to the Audit Committee.

ITEM 2. PROPERTIES

At December 31, 2025, the Company held one active petroleum exploration license onshore Israel, the New Megiddo Valleys License 434, comprising approximately 75,000 acres. This License was awarded on September 14, 2023 and had much of the same area and coordinates as the replaced License 428 and expires on September 13, 2026.

Please refer to the discussion above under Part 1, Item 1, Business.

The table below summarizes certain data for our license area for the year ended December 31, 2025:

		Area	Working	Expiration
Type of Right	Name	(Approx. Acres)	Interest	Date
License 434	New Megiddo Valleys	75,000	100%	September 13, 2026 (1)(2)

(1)

Declaration of a Commercial Discovery during the license term, by the Petroleum Commissioner, which may in certain circumstances be extended for two years to define the boundaries of the field, would entitle Zion to receive a 30-year lease (extendable for up to an additional 20 years (50 years in all) subject to compliance with a field development work program and production.

(2)

The initial term of three years expires on September 13, 2026. Following the initial three-year period, Zion is allowed four separate one-year extensions, bringing the total license period to seven years, terminating on September 13, 2030.

Surface Rights

The surface rights to the drill site in the New Megiddo Valleys License 434 area are held under a long-term lease by Kibbutz Sde Eliyahu. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by both Kibbutz Sde Eliyahu and the Israel Lands Authority for the use of the surface rights.

The surface rights to former drill sites in the former Joseph License area are held under a long-term lease by Kibbutz Ma’anit. The rights are owned by the State of Israel and administered by the Israel Lands Authority. Permission has been granted to Zion by Kibbutz Ma’anit for the use of the surface rights. The Company has completed the plugging obligations of all wells within the Joseph License area and acknowledges its obligation to complete the abandonment of the wells in accordance with guidance from the Environmental Ministry even though the Joseph License has expired.

Summary of Exploration Activities/Present Activities

Please refer to the discussion above under Item 1, under the caption “Summary of Exploration Activities.”

Office Properties

(i) The Company’s corporate office in Dallas, Texas is under lease for 8,006 square feet.

 On November 25, 2025, the Company and LLL Four Forest, LP (“LLL”) signed an Office Lease Agreement (“Agreement”) whereby approximately 8,006 rentable square feet of space, of which approximately 5,577 rentable square feet are located in Suite 1450 located on the fourteenth floor, and approximately 2,429 square feet are located in Suite 1740 located on the seventeenth floor. The lease commencement date is January 1, 2026 and the term is for three years and five months with the lease termination being on or around May 31, 2029. The Agreement provided five (5) months of abated rent at the beginning of the lease term.  A security deposit of $16,679 was paid in December 2025 and prepaid rent of $192,144 was also paid in December 2025.  With the payment of the prepaid rent in December 2025, the Company’s rent is paid through May 2027. Beginning on June 1, 2027 and extending through May 31, 2028, the Company will pay monthly rent at $24.50 per square foot.  Beginning on June 1, 2028 and extending through May 31, 2029, the Company will pay monthly rent at $25.00 per square foot. The Company will also pay its prorata share of electricity, taxes and common area maintenance in the building.

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

On June 3, 2025, the Company received a notification via summons that it is being sued in the Superior Court of California, County of Los Angeles under the state’s “Trap and Trace” law. California’s Trap and Trace law, part of the California Invasion of Privacy Act (CIPA) Penal Code Section 638.51 prohibits installing or using devices or processes to capture incoming electronic signaling information (like IP addresses or routing data) without a court order or user consent. The Company has retained counsel in the state of California and this case is ongoing. Approximately $25,000 in legal expenses was recognized in 2025. We are expecting to incur additional expenses in 2026, but they are not expected to be material to the Company. Our retained counsel in California advised us that the California courts are backlogged with similar cases and that a resolution to our case is not expected for months. We believe we have a strong case based on the facts.

On March 9, 2026, the Company was advised by the Superior Court of California, County of Los Angeles, that the lawsuit was dismissed without prejudice against the Company.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We completed our initial public offering of our common stock in January 2007. From January 3, 2007 through September 1, 2009, shares of our common stock were traded on the NYSE Amex under the symbol “ZN.” From September 2, 2009, through July 10, 2019, our common stock traded on the Nasdaq Global Market, also under the symbol “ZN.” From July 11, 2019 through September 1, 2020, our common stock continued to trade on the Nasdaq Capital Market, also under the symbol “ZN.” Since September 3, 2020, our common stock began trading on OTCQX under the symbol “ZNOG.” On January 1, 2024, our common stock began trading on the OTCQB under the same symbol “ZNOG.” The Zion warrant “ZNWAA” has been trading under the symbol “ZNOGW.” During January 2026, the Company applied for trading on the OTCQX Market, and on February 5, 2026 our ZNOG and ZNOGW began trading on the OTCQX Market.

Holders

As of December 31, 2025, there were approximately 23,146 shareholders of record of our common stock. A significant number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the number of beneficial owners of our stock.

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

Overview

Zion Oil and Gas, Inc., a Texas corporation, is an oil and gas exploration company with a history of 25 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025.

We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX Market under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW.”

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434”), allowing oil and gas exploration on approximately 75,000 acres or 302 square kilometers out of the approximately 99,000 acres covered by our previous New Megiddo License 428 (“NML 428”) which expired on February 1, 2023. Zion applied for a replacement license for NML 428 months prior to its expiration. This Exploration License 434 will be valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

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

	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

As of December 31, 2024
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2023	6,495	608	441	7,544
Asset Additions	-	178	-	178
Asset Disposals	-	-	(98)	(98)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
December 31, 2024	6,495	747	343	7,585

Accumulated Depreciation:
December 31, 2023	1,904	-	130	2,034
Asset Depreciation	634	-	139	773
December 31, 2024	2,538	-	269	2,807

Net Assets	3,957	747	74	4,778

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

Our executive offices are located at 12222 Merit Drive, Suite 1000, Dallas, Texas 75251, and our telephone number is (214) 221-4610. Our field office in Israel is located at 9 Halamish Street, North Industrial Park, Caesarea 3088900, and the telephone number is +972-4-623-8500.

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

●	General and Administrative Expenses: Overhead, including payroll and benefits for our corporate staff, costs of managing our exploratory operations and audit, legal and other professional fees is included in general and administrative expenses. General and administrative expenses also include non-cash stock-based compensation expense, investor relations and marketing, facilities costs, insurance, information technology and other office expenses.

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

Going Concern Basis

Although we have limited capital resources, no revenue to date and a loss from operations, our consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The appropriateness of using the going concern basis is dependent upon our ability to obtain additional financing or equity capital and, ultimately, to achieve profitable operations. Therefore, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Unproved Oil and Gas Properties

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

The total net book value of our unproved oil and gas properties under the full cost method was $27,673,000 and $21,682,000 at December 31, 2025 and 2024, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth our Statements of Operations data for the years ended December 31 (all data is in thousands of USD) for 2025 and 2024:

	2025	2024
Operating costs and expenses:

General and administrative expenses	4,943	4,645

Other	2,788	2,694

Operating costs and expenses	7,731	7,339

Other (income) expense, net	(104)	4

Net loss	7,627	7,343

FOR THE YEAR ENDED DECEMBER 31, 2025 COMPARED TO DECEMBER 31, 2024

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the year ended December 31, 2025 were $7,731,000 compared to $7,339,000 for the year ended December 31, 2024. Operating costs for the year ended December 31, 2025 were $392,000 5% higher compared to the year ended December 31, 2024.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2025 were $4,943,000 compared to $4,645,000 for the year ended December 31, 2024. This represents a growth of $298,000, or 6%, year over year. In 2025, payroll-related expenses were higher in lieu of a lower number of stock options granted.

Other expenses. Other expenses during the year ended December 31, 2025 were $2,788,000 compared to $2,694,000 for the year ended December 31, 2024. This is a variance of $94,000 or 3%, which is not a material variance. The expenses in this category are comprised of non-compensation and non-professional expenses incurred.

Other (income) expense, net. Other (income) expense, net for the year ended December 31, 2025 was ($104,000) compared to $4,000 for the year ended December 31, 2024. This is a variance of $108,000 or 2,700%. The expenses/income in this category are comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income. Zion earned higher interest income during 2025, due to higher average cash balances.

Net Loss. Net loss for the year ended December 31, 2025 was $7,627,000 compared to $7,343,000 for the year ended December 31, 2024.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be in doubt. Our consolidated financial statements for the year ended December 31, 2025 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

During the past two completed fiscal years, we have financed our operations primarily from the proceeds of sales of our stock under the Dividend Reinvestment and Stock Purchase Plan (see Note 6E for details). For the years ended December 31, 2025 and 2024, we raised approximately $21,479,000 and $16,257,000, respectively, under the Plan. Of the amounts raised, approximately 60% of the amounts raised in 2025 were attributable to two participants and 57% of the amounts raised in 2024 were attributable to one participant. The cessation of funding from these participants may result in adverse consequences to our business, such as a delay in our testing efforts, until we locate alternate sources for this funding.

At December 31, 2025, we had approximately $8,313,000 in unrestricted cash and cash equivalents compared to $2,272,000 at December 31, 2024. Our working capital (current assets minus current liabilities) was $9,463,000 at December 31, 2025 and $1,702,000 at December 31, 2024.

As of December 31, 2025, and 2024, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,424,000 and $972,000, respectively) and others (approximately $109,000 and $92,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,533,000 and $1,064,000, respectively. The cash funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

During the years ended December 31, 2025 and 2024, cash used in operating activities totaled $8,013,000 and $6,288,000, respectively. Cash provided by financing activities during the years ended December 31, 2025 and 2024 was $21,175,000 and $13,263,000, respectively, and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan (the “DSPP” or “Plan”). Net cash used in investing activities such as drilling costs for our MJ-01 exploratory well, and purchases of equipment and spare parts was $6,636,000 and $5,274,000 for the years ended December 31, 2025 and 2024, respectively.

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of the consolidated financial statements. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $6,530,000, during the period January 1, 2026 through  March 17 2026, which includes collection of the $29,000 stock subscription receivable at December 31, 2025, we will need to raise additional funds in order to continue our exploration and development activities. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities and capital expenditures. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through March 31, 2027.

Uncertainties are posed by the various wars and conflicts affecting Israel including, but not limited to, Iran, Hezbollah, Hamas, the Houthis (in Yemen), as well as armed groups in Syria and Iraq.  The duration and impacts of these conflicts and/or wars are not fully known at this point in time.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), the potential impact(s) of the aforementioned conflicts and wars affecting Israel, unexpected or unforeseen cost overruns in planned non-drilling exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

The financial information contained in the consolidated financial statements has been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and these consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant has the company notation of “ZNWAM.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continued to be exercisable through July 15, 2022.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that will be acquired. Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on January 15, 2026 and continue to be exercisable through June 30, 2026 at a per share exercise price of $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market.

 On August 27, 2025, the Company issued 9,019,652 warrants to one participant, with an expiration date of December 31, 2025. The exercise price of the ZNWAT warrant was lowered from $.25 to $.18.

On November 17, 2025, the Company extended the termination date of the ZNWAT warrant from December 31, 2025 to March 31, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on December 31, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on January 15, 2026 and continue to be exercisable through June 30, 2026 at a per share exercise price of $.25.

On January 1, 2024, the Company executed a Waiver Term Sheet with a participant consisting of shares of stock. After conclusion of the program on March 31, 2024, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

On April 1, 2024, the Company executed a Waiver Term Sheet of a unit program with a participant consisting of shares of stock and warrants.

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

On or around August 13, 2024, a first amendment to the Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet included the pro-rata issuance of up to 10,000,000 warrants with an exercise price of $.25 per share and an expiration date of December 31, 2024, in the event the Participant purchases up to $10,000,000 of the Company’s stock by October 1, 2024.

On or around September 30, 2024, a second amendment to the Waiver Term Sheet was signed with the participant. The additional terms of the Waiver Term sheet provided for the pro-rata issuance of up to 10,000,000 warrants with an exercise price of $.25 per share and an expiration date of April 1, 2025, in the event the Participant purchases up to $10,000,000 of the Company’s stock by December 31, 2024.

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

As of May 2, 2025, the above referenced Waiver Term Sheet was terminated as the participant completed the maximum purchase of $15,000,000 through the DSPP along with 15,000,000 warrants.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program effective November 4, 2025 consisting of shares of stock and warrants to a participant. This program had a maximum investment of $250,000 excluding the exercise of any warrants. After conclusion of the program on or around November 18, 2025, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.05. The warrant shall have the company notation of “ZNWBC.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. On November 19, 2025, a total of 1,519,136 warrants were issued to the participant with the internal designation of the “ZNWBC” warrants. The participant had until March 15, 2026 in which to exercise the warrants.

On November 26, 2025, all of the ZNWBC warrants were exercised, resulting in approximately $76,000 to the Company.  As of that date, there were no ZNWBC warrants outstanding.

Under our Plan, the Company under a Request for Waiver Program executed a Waiver Term Sheet effective November 17, 2025 of shares of stock to a participant. This program had a maximum investment of $1,500,000 by December 31, 2025.  After conclusion of the program, the participant’s Plan account was to be credited with the number of shares of the Company’s Common Stock that were acquired.

On December 22, 2025, a first amendment to the Waiver Term Sheet was executed whereby the date was extended from December 31, 2025 to January 31, 2026 in which to reach the maximum investment. As part of this first amendment, the termination date of the ZNWAT warrants was extended from December 31, 2025 to March 31, 2026.

On January 14, 2026, a second amendment to the Waiver Term Sheet was executed whereby the maximum investment was raised from $1,500,000 to $5,000,000. The termination date of January 31, 2026 remained in effect. Furthermore, this Waiver Term Sheet terminated on January 31, 2026 with the maximum investment being reached.

During the year ended December 31, 2025, Zion incurred $11,000 in equity issuance costs.

During the year ended December 31, 2024, Zion incurred $2,921,000 in equity issuance costs.

During 2025, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 60% of the cash raised through the DSPP.

During 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 57% of the cash raised through the DSPP.

Amendment No. 4 – New Unit Option under the Plan

Under our Plan, we provided a Unit Option with this Amendment No. 4. This Unit Option period began on November 6, 2023 and was scheduled to terminate on December 31, 2023. See Amendment No 5 below for data on an extension.

Our Unit Option consists of the combination of Common Stock and warrants with basic Unit Option features, conditions and terms outlined in the Original Prospectus Supplement. Amendments No.1, 2 and 3 have expired. Amendment No. 4 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option began on November 6, 2023 and was scheduled to terminate on December 31, 2023, unless extended at the sole discretion of Zion Oil & Gas, Inc. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that was acquired under the Units purchased. Each warrant afforded the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrants has the Company notation of “ZNWBA” and will not be registered for trading on the OTCQB or any other stock market or trading market.

Plan participants, who enrolled into the Unit Option program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.25 during this Unit Option program. The fifty (50) additional warrants were for enrolling in the AMI program and received the above warrant with the Company notation of “ZNWBA.” Existing subscribers to the AMI were entitled to the additional fifty (50) warrants, if they purchased at least one (1) Unit during the Unit program.

The ZNWBA warrants became exercisable on January 15, 2024, and continued to be exercisable through January 15, 2025, unless extended, at a per share exercise price of $0.25. See Amendment No. 5 below for new dates.

The date of this Amendment No. 4 to the Prospectus Supplement was November 6, 2023.

Amendment No. 5 – Extension of Termination Date to January 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on January 31, 2024.

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

The date of this Amendment No. 5 to Prospectus Supplement was December 20, 2023.

Amendment No. 6 – Extension of Termination Date to February 29, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 29, 2024.

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

The date of this Amendment No. 6 to Prospectus Supplement was January 29, 2024.

Amendment No. 7 – Extension of Termination Date to March 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on March 31, 2024.

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

The date of this Amendment No. 7 to Prospectus Supplement was February 26, 2024.

Amendment No. 8 – Extension of Termination Date to April 30, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on April 30, 2024.

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

The date of this Amendment No. 8 to Prospectus Supplement was March 23, 2024.

Amendment No. 9 – Extension of Termination Date to May 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on May 31, 2024.

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

The date of this Amendment No. 9 to Prospectus Supplement was April 24, 2024.

Amendment No. 10 – Extension of Termination Date to August 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on August 31, 2024.

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

The date of this Amendment No. 10 to Prospectus Supplement was May 29, 2024.

Amendment No. 11 – Extension of Termination Date to October 15, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on October 15, 2024.

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

The date of this Amendment No. 11 to Prospectus Supplement was August 22, 2024.

Amendment No. 12 – Extension of Termination Date to December 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate October 15, 2024, but now will terminate December 31, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

The date of this Amendment No. 12 to Prospectus Supplement was October 9, 2024.

Amendment No. 13 – Extension of Termination Date to February 28, 2025

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 28, 2025.

The ZNWBA warrants now became exercisable on March 31, 2025, instead of January 31, 2025, and continue to be exercisable through March 31, 2026, instead of January 31, 2026, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

For the years ended December 31, 2025, and 2024, approximately $29,000 and $nil, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. The funds corresponding to the December 31, 2025 balance were received in January 2026.

For the years ended December 31, 2025, and 2024, approximately $21,479,000, and $16,257,000 were raised under the DSPP program, respectively. The $21,479,000 and $16,257,000 figures were reduced by $11,000 and $2,921,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $21,468,000 and $13,336,000, respectively.

The Company raised approximately $6,530,000 from the period January 1, 2026 through March 17, 2026 under the DSPP program, which includes collection of the $29,000 stock subscription receivable at December 31, 2025.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQX market under the symbol ZNOGW. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

Warrants Table

The warrant activity and balances for the year 2024 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2023	Issued	Exercised	Expired	12/31/2024
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	03/31/2025	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	03/31/2025	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800	-	-	(153,800)	-
Outstanding warrants			29,697,020	-	-	(393,868)	29,303,152

Changes during 2025 to:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2024	Issued	Exercised	Expired	12/31/2025
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAM	$0.05	03/31/2025	4,376,000	-	(4,376,000)	-	-
ZNWAQ	$0.05	03/31/2025	23,428,348	-	(23,428,348)	-	-
ZNWBA	$0.25	03/31/2026	-	1,177,950	-	-	1,177,950
ZNWAT	$0.18	03/31/2026	-	9,019,652	-	-	9,019,652
ZNWBB	$0.25	06/30/2026	-	15,000,000	-	-	15,000,000
ZNWBC	$0.05	03/15/2026	-	1,519,136	(1,519,136)	-	-
Outstanding warrants			29,303,152	26,716,738	(29,323,484)	-	26,696,406

Tabular Disclosure of Contractual Obligations

The following summarizes our contractual consolidated financial obligations for continuing operations at December 31, 2025, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payment due by period (in Thousands of USD)
	2026	2027	2028	2029	Thereafter	Total
Exploration Related Commitments	1,632	-	-	-	-	1,632

Operating Leases	179	288	372	256	187	1,282

Employment Agreements	1,873	-	-	-	-	1,873

Total	3,684	288	372	256	187	4,787

Off-Balance Sheet Arrangements

We do not currently use any off-balance sheet arrangements to enhance our liquidity or capital resource position, or for any other purpose.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. Zion adopted this ASU effective January 1, 2024. The adoption of this ASU did not have any impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures under topic 740 to increase transparency for investors. Key changes include more detailed rate reconciliations, disaggregation of taxes paid by jurisdiction, and increased disclosure of income before taxes. The effect of this ASU became effective for fiscal years beginning after December 15, 2024. Zion adopted this ASU effective January 1, 2025.  The adoption of this ASU did not have any impact on its consolidated financial statements.

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements had a significant impact on our consolidated financial position, results of operations, or cash flow.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2025 through December 31, 2025, the USD has fluctuated by approximately 12.5% against the NIS (the USD weakened relative to the NIS). In contrast, during the period January 1, 2024 through December 31, 2024, the USD has fluctuated by approximately 0.6% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

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

At December 31, 2025, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $9,862,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2025, exclusive of funds at US banks that earn no interest, was approximately 2.8%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. A significant deficiency in our controls and procedures was identified related solely to the prohibited advance by the Company in March 2025, of a $30,000 hardship loan to an executive vice president referred to in Note 2P of the financial statements accompanying this report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, our management used the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025, based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will incorporate by reference such information as set forth in our definitive Proxy Statement (the “2026 Proxy Statement”) for our 2026 annual meeting of stockholders. The 2026 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will incorporate by reference to the 2026 Proxy Statement for the 2026 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will incorporate by reference to the 2026 Proxy Statement for the 2026 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will incorporate by reference to the 2026 Proxy Statement for the 2026 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will incorporate by reference to the 2026 Proxy Statement for the 2026 annual meeting of stockholders, which will be filed with the SEC not later than 120 days subsequent to December 31, 2025.

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

10.2	New Megiddo Valleys License 434 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 7, 2023)

Number	Description
10.3	Office Lease Agreement between Zion Oil & Gas, Inc., as tenant, and Four Forest, LP, as landlord, lease commencement date January 1, 2026 and lease expiration date May 31, 2029

10.4	New Megiddo License 428, dated December 3, 2020 (incorporated by reference to the Company’s Form 10-K filed with the SEC on March 17, 2022)

10.5	Extension of New Megiddo License 428 to February 1, 2023 (incorporated by reference to our Form 10-Q filed with the SEC on August 10, 2022)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 10, 2007)

20.1	Insider Trading Policy (incorporated by reference to Exhibit 20.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W.A. Dunn Chief Executive Officer (Principal Executive Officer)		Michael B. Croswell Jr. President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 19, 2026		Date: March 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert W.A. Dunn	Chief Executive Officer and Director,	March 19, 2026
Robert W.A. Dunn	(Principal Executive Officer)

/s/ Michael B. Croswell Jr.	President and Chief Financial Officer	March 19, 2026
Michael B. Croswell Jr.	(Principal Financial and Principal Accounting Officer)

/s/ William H. Avery	General Counsel	March 19, 2026
William H. Avery

/s/ Martin M. van Brauman	EVP, Corporate Secretary, Treasurer and Director	March 19, 2026
Martin M. van Brauman

/s/ John M. Brown	Chairman of the Board of Directors	March 19, 2026
John M. Brown

/s/ Paul Oroian	Director	March 19, 2026
Paul Oroian

/s/ Kent Siegel	Director	March 19, 2026
Kent Siegel

/s/ Virginia Prodan	Director	March 19, 2026
Virginia Prodan

/s/ Pandji Putra	Director	March 19, 2026
Pandji Putra

/s/ Sarah Caygill	Director	March 19, 2026
Sarah Caygill

/s/ Jeffrey Moskowitz	Director	March 19, 2026
Jeffrey Moskowitz

/s/ Lee Russell	Director	March 19, 2026
Lee Russell

/s/ Brad Dacus	Director	March 19, 2026
Brad Dacus

/s/ Javier Mazon	Director	March 19, 2026
Javier Mazon

Zion Oil & Gas, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zion Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zion Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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
March 19, 2026

Zion Oil & Gas, Inc.

Consolidated Balance Sheets as of

	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Current assets
Cash and cash equivalents (see Note 2B)	8,313	2,272
Cash and cash equivalents – restricted (see Note 2C)	1,549	1,064
Prepaid expenses and other (see Note 2G)	1,554	567
Governmental receivables	100	19
Loan due from related party (see Note 2P)	8	-
Other receivables	5	8
Total current assets	11,529	3,930

Unproved oil and gas properties, full cost method (see Note 4)	27,673	21,682

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $3,521 and $2,807 (see Note 2P)	5,155	4,778
Property and equipment, net of accumulated depreciation of $743 and $714	85	104
	5,240	4,882

Right of Use Lease Assets (see Note 8)	1,176	759

Other assets
Assets held for severance benefits (see Note 3)	662	541
Total other assets	662	541

Total assets	46,280	31,794

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,053	604
Insurance financing (see Note 9F)	-	490
Lease obligation – current (see Note 8)	130	107
Asset retirement obligation	571	571
Accrued liabilities	504	456
Total current liabilities	2,258	2,228

Long-term liabilities
Lease obligation – non-current (see Note 8)	932	637
Provision for severance pay	662	548
Total long-term liabilities	1,594	1,185

Total liabilities	3,852	3,413

Commitments and contingencies (see Note 9)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,600,000,000 shares at December 31, 2025: Issued and outstanding: 1,156,476,572 and 965,362,131 shares at December 31, 2025 and 2024, respectively	11,565	9,654
Additional paid-in capital	332,421	312,629
Stock subscription receivable	(29)	-
Accumulated deficit	(301,529)	(293,902)
Total stockholders’ equity	42,428	28,381

Total liabilities and stockholders’ equity	46,280	31,794

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Operations

	For the	For the
	year ended	year ended
	December	December
	2025	2024
	US$	US$
	thousands	thousands
General and administrative	4,943	4,645
Other	2,788	2,694
Loss from operations	(7,731)	(7,339)

Other income (expense), net
Foreign exchange (loss)	(64)	(6)
Financial gain (expenses), net	168	2

Loss before income taxes	(7,627)	(7,343)
Income taxes	-	-

Net loss	(7,627)	(7,343)

Net loss per share of common stock - basic and diluted (in US$)	(0.01)	(0.01)

Weighted-average shares outstanding–basic and diluted (in thousands)	1,083,276	797,267

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025 and 2024

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balances as of December 31, 2023	640,002	6,400	302,177	-	(286,559)	22,018
Funds received from sale of DSPP units and shares and exercise of warrants	324,821	3,248	13,009		-	16,257
Funds received from option exercises	539	6	30		-	36
Costs associated with the issuance of shares	-	-	(2,921)		-	(2,921)
Value of options granted to employees, directors and others as non-cash compensation	-	-	334		-	334
Net loss	-	-	-		(7,343)	(7,343)
Balances as of December 31, 2024	965,362	9,654	312,629	-	(293,902)	28,381

Funds received from sale of DSPP units and shares and exercise of warrants	189,687	1,897	19,611	(29)	-	21,479
Funds received from option exercises	1,428	14	172		-	186
Costs associated with the issuance of shares	-	-	(11)		-	(11)
Value of options granted to employees, directors and others as non-cash compensation	-	-	20		-	20
Net loss	-	-	-		(7,627)	(7,627)
Balances as of December 31, 2025	1,156,477	11,565	332,421	(29)	(301,529)	42,428

The accompanying notes are an integral part of the consolidated financial statements.

Zion Oil & Gas, Inc.

Consolidated Statements of Cash Flows

	For the year ended
	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Cash flows from operating activities
Net loss	(7,627)	(7,343)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	721	779
Amortization of Right of Use Lease Asset	(86)	264
Cost of options issued to employees, directors and others as non-cash compensation	20	334
Loss on sale of property and equipment	-	63
Change in assets and liabilities, net:
Prepaid expenses and other	(987)	(52)
Governmental receivables	(81)	(1)
Other receivables	(5)	115
Lease obligation - current and non current	(13)	(276)
Severance pay, net	(7)	(17)
Accounts payable	31	(88)
Accrued liabilities	21	(66)
Net cash used in operating activities	(8,013)	(6,288)

Cash flows from investing activities
Acquisition of property and equipment	(10)	(59)
Proceeds from sale of property and equipment	-	35
Acquisition of drilling rig and related equipment	(872)	(178)
Investment in unproved oil and gas properties	(5,754)	(5,072)
Net cash used in investing activities	(6,636)	(5,274)

Cash flows from financing activities
Proceeds from exercise of stock options	186	36
Changes in insurance premium financing	(490)	58
Costs paid related to the issuance of new shares	-	(3,088)
Proceeds from issuance of stock and exercise of warrants	21,479	16,257
Net cash provided by financing activities	21,175	13,263

Net decrease in cash, cash equivalents and restricted cash	6,526	1,701
Cash, cash equivalents and restricted cash – beginning of year	3,336	1,635
Cash, cash equivalents and restricted cash – end of year	9,862	3,336

Non-cash investing and financing activities:
Unpaid investments in oil and gas properties	789	604
Unpaid investments in drilling rig and related equipment	271	-
Depreciation of oil and gas equipment	74	23
Stock subscription receivable	29	-
Unpaid Costs associated with the issuance of shares	11	167
Addition of right of use lease assets and lease obligations	331	829

The accompanying notes are an integral part of the consolidated financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Cash and cash equivalents	8,313	2,272
Cash and cash equivalents -restricted	1,549	1,064
	9,862	3,336

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Texas corporation (“we,” “our,” “Zion” or the “Company”) is an oil and gas exploration company with a history of 25 years of oil & gas exploration in Israel. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025.

As of December 31, 2025, the Company has no revenues from its oil and gas operations.

Zion maintains its corporate headquarters in Dallas, Texas. The Company also has branch offices in Caesarea, Israel and Geneva, Switzerland. The purpose of the Israel branch is to support the Company’s operations in Israel, and the purpose of the Switzerland branch is to operate a foreign treasury center for the Company.

On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect. On May 14, 2025, Zion Drilling, Inc. and Zion Drilling Services, Inc. were re-domesticated and converted from Delaware corporations to Texas corporations pursuant to plans of conversion approved unanimously by the directors and shareholders of each corporation.

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. The bank account is denominated in Israeli Shekels. When there are bank transactions in the future, there will be a translation adjustment to United States Dollars. Zion Drilling Israel Ltd did not have any activities during the year ended December 31, 2025.

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

Exploration Rights/Exploration Activities

New Megiddo Valleys License 434 (“NMVL 434”) – Megiddo-Jezreel #1 Re-Entry (“MJ-01”)

On September 14, 2023, the Israel Ministry of Energy approved NMVL 434, allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. NMVL 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428.

We continue our exploration focus here based on our studies as it appears to possess the key geologic ingredients of an active petroleum system with significant exploration potential. As previously announced, Zion deployed new technologies and stimulation methods for its re-entry into the MJ-01 well with the objective of potentially unlocking hydrocarbon flows in several identified key zones.

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

On June 10, 2025, we completed flowback operations at our Megiddo-Jezreel #1 well shut the well in and demobilized our crew. The last of our crew left the country just hours before the 12-day war with Iran. We analyzed the initial gas composition data which confirmed that our targeted perforation and stimulation procedures were successful.  Gas reached the surface and showed characteristics consistent with a productive reservoir.

During the last six months of 2025, we engaged in planning and logistics activities for the next phase of operations in Israel. Our technical objective remains unchanged, which is to sidetrack the well and drill a lateral section into the identified target interval to enable multi-stage stimulation across multiple zones. The principal operational refinement is to begin this campaign from the MJ-02 well, located on the same pad as the MJ-01 well, just 7.5 meters away on surface and approximately 300 meters offset at depth. Both wellbores access the same target zone. Starting from MJ-02 allows us to begin in larger casing, use larger-diameter tools, and execute a two-stage drilling plan—providing greater flexibility to manage downhole contingencies and improving our chance of operational success.

Logistics remain challenging in Israel’s onshore market, where most services and equipment must be imported with added time and cost. Despite providers being heavily contracted, we have secured key services such as drilling, mud, and cementing. Recent visa reforms and progress with ministry approvals are also positive steps forward.

Our rig crew arrived in Israel in January 2026 to begin a new phase of operations at both MJ-01 and MJ-02 in Israel. Currently, the team is focusing on routine rig repair and maintenance, including a much-needed upgrade to the generator system, ensuring reliable power for the drilling ahead. Once the rig is serviced and tested, our crew will re-enter MJ-01, complete cleanup of the wellbore, install a seal below the water aquifer zone, and re-establish the mandated water monitoring well as required by the Ministry of Energy and Ministry of Water. Following this work, we will rig down and conduct the mandatory five-year recertification and inspection process to ensure full compliance with International Association of Drilling Contractors (“IADC”) and national standards before transitioning to the next stage. After inspection, we will rig up over MJ-02, plug and abandon the lower sections of that wellbore, set the direction, and begin the planned horizontal drilling operation into the target reservoir zone.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Going Concern (cont’d)

Zion’s Former Joseph License

Zion has plugged all of its exploratory wells on its former Joseph License area, and the reserve pits have been evacuated, but acknowledges its obligation to complete the abandonment of these well sites in accordance with guidance from the Energy Ministry, Environmental Ministry and local officials (see Note 9B and 9C).

Uncertainty Due to the Russia-Ukraine War

Due to Russia’s invasion of Ukraine, which began in February 2022, and the resulting sanctions and other actions against Russia and Belarus, there has been uncertainty and disruption in the global economy. Although the Russian war against Ukraine did not have a material adverse impact on the Company’s financial results for the year ended  December 31, 2025, at this time the Company is unable to fully assess the aggregate impact the Russian war against Ukraine may have on its business due to various uncertainties, which include, but are not limited to, the duration of the war, the war’s effect on the global economy, future energy pricing, its impact to the businesses of the Company and actions that may be taken by governmental authorities related to the war.

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

On or around October 13, 2025, following more than two years after the initial invasion by Hamas, a ceasefire was negotiated between Israel and Hamas.  The ceasefire deal contains three phases and the first phase involves the release of all living and dead Israeli hostages held by Hamas, along with the release of approximately 1,950 Palestinian prisoners being held in Israel prisons.  All of the 20 living hostages were released and all of the remains of the dead hostages have been released to Israeli families.  The next phase (phase 2) of the ceasefire deal is underway and involves the disarmament of Hamas.

There is uncertainty as to the degree of stability that will be seen in the Gaza strip and the wider impact on hostilities in the region.

While we acknowledge that uncertainty, the Company is moving forward with its MJ-02 recompletion activities (see note 1 for details).

Israel-United States-Iran War

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

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader. Ali Khomenei was killed on this day. The daily attacks are continuing as of the date of this filing. Furthermore, Iran has been firing missiles and drones on approximately fifteen other countries, including, but not limited to, Azerbaijan, Bahrain, Cypress, Iraq, Jordan, Kuwait, Saudi Arabia, Turkey, United Arab Emirates and Turkey.

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

In early March 2026, Hezbollah joined the war against Israel by launching daily attacks, primarily missiles into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon.

B. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the year ended December 31, 2025, the Company incurred a net loss of approximately $7.6 million and had an accumulated deficit of approximately $301.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements were issued.

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

B. Cash and Cash Equivalents

The Company maintains cash balances with seven banks, of which four banks are located in the United States, one in the United Kingdom, and two in Israel. For purposes of the statement of cash flows and balance sheet, the Company considers all highly liquid investments with a maturity of three months or less from the balance sheet date to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash.

C. Cash and Cash Equivalents - Restricted

Interest bearing deposits for a period which exceeds three months but not more than 12 months and are restricted are classified as cash and cash equivalents – restricted. Certain cash deposits in Israeli banks are restricted by various Israeli ministries according to terms of our exploration license.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $27,673,000 and $21,682,000 as of December 31, 2025, and 2024, respectively.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

E. Property and Equipment

Property and equipment other than oil and gas property and equipment is recorded at cost and depreciated by the straight-line method over its estimated useful life of 3 to 14 years. Depreciation charged to expense amounted to $721,000 and $779,000 for the years ended December 31, 2025, and 2024, respectively. See Footnote 2P for a discussion of the purchase of our drilling rig and related equipment.

F. Assets Held for Severance Benefits

Assets held for employee severance benefits represent contributions to severance pay funds and insurance policies that are recorded at their current redemption value.

G. Prepaid Expenses

The Company makes prepayments for various types of goods and services, including, but not limited to, operational and logistics costs, insurance, professional subscriptions, licenses and other fees.

H. Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets, asset retirement obligations, borrowing rate of interest consideration for leases accounting and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

We have made the same estimates as to the potential impact of the Israel-United States-Iran war, Israel-Hezbollah war, the Israel-Hamas war have on our operations. Actual results may differ from these estimates.

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

Based on Accounting Standards Codification (ASC) 740-10-25-6 “Income Taxes,” the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company accounts for interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the statements of operations. No liability for unrecognized tax benefits was recognized as of December 31, 2025, and 2024.

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

L. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”) is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2025 as the inclusion of 29,681,325 in stock options and 26,696,406 in warrants would be anti-dilutive.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables, prepaid expenses and other, Government receivables, accounts payable and accrued liabilities, are carried at historical cost. At December 31, 2025 and 2024, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

O. Warrants

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

A hardship loan of $30,000 was given to an executive vice president in March 2025 with the stipulation of monthly repayments of $2,500 beginning in April 2025. The balance owed to Zion was $7,500 as of December 31, 2025. Monthly deductions of $2,500 occurred in January and February 2026 and the last scheduled repayment of $2,500 will be deducted on or around March 31, 2026. Zion did not have any other related party transactions during the fiscal years ending December 2025 and 2024.

Q. Depreciation and Accounting for Drilling Rig and Related Equipment

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

Zion purchased rig spare parts totaling approximately $1,143,000 and $178,000 during the years ending December 31, 2025 and 2024, respectively, in preparation for its MJ-01 re-entry project.

Zion sold some excess scrap drilling pipe and accessories for approximately $35,000 to a local Israeli party during the year 2024. This transaction triggered a reduction in Other Drilling Assets, an accumulated depreciation adjustment and a loss on the disposal.

See the table below for a reconciliation of the rig-related activity during the years ending December 31, 2025 and 2024.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

I-35 Drilling Rig & Associated Equipment

	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

As of December 31, 2024
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2023	6,495	608	441	7,544
Asset Additions	-	178	-	178
Asset Disposals	-	-	(98)	(98)
Asset Disposals for Self-Consumption	-	(39)	-	(39)
December 31, 2024	6,495	747	343	7,585

Accumulated Depreciation:
December 31, 2023	1,904	-	130	2,034
Asset Depreciation	634	-	139	773
December 31, 2024	2,538	-	269	2,807

Net Assets	3,957	747	74	4,778

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

       R. Other Comprehensive Income

The Company does not have any activity that results in Other Comprehensive Income.

S. Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments will be applied retrospectively to all prior periods presented in the financial statements. Zion adopted this ASU effective January 1, 2024. The adoption of this ASU did not have any impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures under topic 740 to increase transparency for investors. Key changes include more detailed rate reconciliations, disaggregation of taxes paid by jurisdiction, and increased disclosure of income before taxes. The effect of this ASU became effective for fiscal years beginning after December 15, 2024. Zion adopted this ASU effective January 1, 2025.  The adoption of this ASU did not have any impact on its consolidated financial statements.

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements had a significant impact on our consolidated financial position, results of operations, or cash flow.

T. Operating Segments

The Company has one operating segment and its Chief Operating Decision Maker (“CODM”) is its CEO.  Consistent with its mission and vision, the Company explores for hydrocarbons in onshore Israel. The CODM manages exploration activities considering the following areas, at a minimum: (1) geological prospects within its license area and related feasibility to produce hydrocarbons, (2) the regulatory, administrative and political climate in Israel, (3) competition in Israel, (4) equipment and labor sourcing and (5) operational financing.

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

Within our Statement of Operations, the Company has two primary categories of expenses: (1) “General and Administrative” costs, which consists primarily of salaries, payroll taxes and benefits, and (2) “Other”, which consists of a broad range of non-compensation related expenses, including fees for directors, accounting, legal and information technology services, as well as other professional fees.  This "Other" category also includes costs for various lines of insurance, investor relations activities, office facilities, depreciation and annual meeting expenses.  Zion has had very low employee turnover in recent years and our CODM monitors the salaries paid to its existing workforce.  Additionally, the CODM is the decision maker in its annual insurance renewals for directors and officers, cybersecurity, rig and third-party liability insurance, both in Dallas and in Israel.

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

D.

As of December 31, 2025, and 2024, the Company had a provision for severance pay of $662,000 and $548,000, respectively, of which all was long-term. As of December 31, 2025, and 2024, the Company had $662,000 and $541,000, respectively, deposited in funds managed by major Israeli financial institutions which are earmarked to cover severance pay liability. Such deposits are not considered to be “plan assets” and are therefore included in other assets.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	11,100	6,426
Capitalized salary costs	2,659	2,546
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	12,457	11,253
Other costs	39	39
	27,673	21,682

Changes in Unproved oil and gas properties during the years ended December 31, 2025, and 2024, are as follows:

	December 31,		December 31,
	2025		2024
	US$		US$
	thousands		thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	4,674		3,888
Capitalized salary costs	113		102
Legal and seismic costs, license fees and other preparation costs	1,204		1,055
	5,991	*	5,045	*

*	Inclusive of non-cash amounts of approximately $863,000, and $627,000 during the years 2025, and 2024, respectively

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 5 - Accrued Liabilities

Accrued liabilities are comprised as follows:

	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Drilling provisions	35	9
Employees related	262	285
Audit and Legal Costs	132	129
Other	75	33
	504	456

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

During the year ended December 31, 2025, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 175,000 shares of Common Stock to five senior officers and two staff members at an exercise price of $0.10 per share. The options vested upon grant and are exercisable through January 4, 2035. The fair value of the options at the date of grant amounted to approximately $15,000.

ii.

Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2035. These options were granted per the provisions of the Israeli Appendix to the Plan (“Israeli Appendix”). The Israeli Appendix shall apply only to Participants who are residents of the State of Israel or those who are deemed to be residents of the State of Israel for the payment of tax. The provisions specified are an integral part of the Omnibus Plan. The fair value of the options at the date of grant amounted to approximately $3,000.

ii.

Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2034. These options were granted per the provisions of the Israeli Appendix. The fair value of the options at the date of grant amounted to approximately $500.

During the year ended December 31, 2024, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 175,000 shares of Common Stock to five senior officers and one staff member at an exercise price of $0.07 per share. The options vested upon grant and are exercisable through January 4, 2034. The fair value of the options at the date of grant amounted to approximately $11,000.

ii.

Options to purchase 25,000 shares of Common Stock to one senior officer at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2034. These options were granted per the provisions of the Israeli Appendix. The fair value of the options at the date of grant amounted to approximately $2,000.

iii.	Options to purchase 10,000 shares of Common Stock to one staff member at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2034. These options were granted per the provisions of the Israeli Appendix. The fair value of the options at the date of grant amounted to approximately $1,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

D. Warrants and Options

The Company has reserved 56,377,731 shares of common stock as of December 31, 2025, for the exercise of warrants and options to employees and non-employees, of which 56,377,731 are exercisable. These warrants and options could potentially dilute basic earnings per share in future years. The warrants and options exercise prices and expiration dates are as follows:

				Warrants
	Exercise	Number of	Expiration	or
	Price	Shares	Date	Options
	US$
To non-employees
	0.01	10,000	October 1, 2027	Options
	0.01	7,500	January 1, 2028	Options
	0.01	30,000	February 28, 2028	Options
	0.01	80,000	November 18, 2029	Options
	0.01	20,000	August 12, 2032	Options
	0.07	55,000	September 22, 2033	Options
	0.15	50,000	April 15, 2032	Options
	0.16	75,000	December 10, 2029	Options

To employees and directors
	0.01	107,500	January 1, 2027	Options
	0.01	40,000	April 17, 2027	Options
	0.01	30,000	October 1, 2027	Options
	0.01	55,000	January 1, 2028	Options
	0.01	25,000	January 4, 2028	Options
	0.01	4,000	April 6, 2028	Options
	0.01	25,000	January 6, 2029	Options
	0.01	35,000	September 18, 2029	Options
	0.01	70,000	November 18, 2029	Options
	0.01	35,000	January 5, 2030	Options
	0.01	75,000	January 4, 2031	Options
	0.01	200,000	May 21, 2031	Options
	0.01	200,000	July 17, 2031	Options
	0.01	10,000	September 1, 2031	Options
	0.01	300,000	January 5, 2032	Options
	0.01	55,000	January 17, 2032	Options
	0.01	560,000	April 15, 2032	Options
	0.01	55,000	August 12, 2032	Options
	0.01	10,000	September 1, 2032	Options

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

				Warrants
	Exercise	Number of	Expiration	or
	Price	Shares	Date	Options
	US$
	0.01	495,000	September 23, 2032	Options
	0.01	25,000	January 4, 2033	Options
	0.01	10,000	September 1, 2033	Options
	0.01	895,000	September 22, 2033	Options
	0.01	25,000	January 4, 2034	Options
	0.01	10,000	September 1, 2034	Options
	0.01	25,000	January 4, 2035	Options
	0.01	10,000	September 1, 2035	Options
	0.06	50,000	January 4, 2033	Options
	0.07	6,082,000	September 22, 2033	Options
	0.07	125,000	January 4, 2034	Options
	0.10	175,000	January 4, 2035	Options
	0.14	210,000	January 17, 2032	Options
	0.15	3,000,000	January 4, 2032	Options
	0.15	5,904,325	April 15, 2032	Options
	0.18	4,830,000	September 23, 2032	Options
	0.24	25,000	August 1, 2032	Options
	0.24	118,000	August 12, 2032	Options
	0.25	413,000	September 1, 2031	Options
	0.28	25,000	September 3, 2029	Options
	0.29	25,000	June 15, 2027	Options
	0.39	1,335,000	July 9, 2031	Options
	0.59	1,200,000	May 21, 2027	Options
	0.59	1,600,000	May 21, 2031	Options
	0.92	300,000	January 4, 2027	Options
	0.92	550,000	January 4, 2031	Options

To investors

	0.18	9,019,652	March 31, 2026	Warrants
	0.25	1,177,950	March 31, 2026	Warrants
	0.25	15,000,000	June 30, 2026	Warrants
	2.00	1,498,804	January 31, 2031	Warrants

Total outstanding	0.24*	56,377,731

*	Weighted Average

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The stock option transactions since January 1, 2024 are shown in the table below:

		Weighted
		Average
	Number of	exercise
	shares	price
		US$
Outstanding, December 31, 2023	34,091,250	0.23

Changes during 2024 to:
Granted to employees, officers, directors and others*	210,000	0.06
Expired/Cancelled/Forfeited	(862,193)	1.66
Exercised	(538,175)	0.07
Outstanding, December 31, 2024	32,900,882	0.20

Changes during 2024 to:
Granted to employees, officers, directors and others*	210,000	0.09
Expired/Cancelled/Forfeited	(2,001,557)	0.20
Exercised	(1,428,000)	0.13
Outstanding, December 31, 2025	29,681,325	0.20
Exercisable, December 31, 2025	29,681,325	0.20

The aggregate intrinsic value of options exercised during 2025, and 2024 was approximately $92,000, and $22,000 respectively.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2025, totaling 56,377,731 was approximately $2,914,000.

The aggregate intrinsic value of the outstanding options and warrants as of December 31, 2024, totaling 62,204,034 was approximately $2,414,000.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2025:

Shares underlying outstanding options (fully vested)
		Weighted
		average	Weighted
Range of		remaining	Average
exercise	Number	contractual	Exercise
price	Outstanding	life (years)	price
US$			US$
0.01	107,500	1.00	0.01
0.01	40,000	1.30	0.01
0.01	40,000	1.75	0.01
0.01	62,500	2.00	0.01
0.01	25,000	2.01	0.01
0.01	30,000	2.16	0.01
0.01	4,000	2.27	0.01
0.01	25,000	3.02	0.01
0.01	35,000	3.72	0.01
0.01	150,000	3.89	0.01
0.01	35,000	4.02	0.01
0.01	75,000	5.02	0.01
0.01	200,000	5.39	0.01
0.01	200,000	5.55	0.01
0.01	10,000	5.67	0.01
0.01	300,000	6.02	0.01
0.01	55,000	6.05	0.01
0.01	560,000	6.30	0.01
0.01	75,000	6.62	0.01
0.01	10,000	6.68	0.01
0.01	495,000	6.74	0.01
0.01	25,000	7.02	0.01
0.01	10,000	7.68	0.01
0.01	895,000	7.73	0.01
0.01	25,000	8.02	0.01
0.01	10,000	8.68	0.01
0.01	25,000	9.02	0.01
0.01	10,000	9.68	0.01
0.06	50,000	7.02	0.06
0.07	125,000	8.02	0.07
0.07	6,137,000	7.74	0.07
0.10	175,000	9.02	0.10
0.14	210,000	6.05	0.14
0.15	3,000,000	6.02	0.15
0.15	5,954,325	6.30	0.15
0.16	75,000	3.95	0.16
0.18	4,830,000	6.74	0.18
0.24	25,000	6.59	0.24
0.24	118,000	6.62	0.24
0.25	50,000	5.67	0.25
0.25	363,000	5.67	0.25
0.28	25,000	3.68	0.28
0.29	25,000	1.46	0.29
0.39	1,335,000	5.53	0.39
0.59	1,200,000	1.39	0.59
0.59	1,600,000	5.39	0.59
0.92	300,000	1.01	0.92
0.92	550,000	5.02	0.92
0.01 - 0.92	29,681,325		0.20

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the year ended
	December 31,
	2025	2024
Weighted-average fair value of underlying stock at grant date	$0.11	$0.07
Dividend yields	—	—
Expected volatility	132% - 135%	133% - 134%
Risk-free interest rates	3.68% - 4.41%	3.71% - 3.97%
Expected life (in years)	5.00	5.00
Weighted-average grant date fair value	$0.10	$0.07

Granted to non-employees

The Company did not grant any options to non-employees during the years ended December 31,2025 and 2024.

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

D. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the year ended December 31,
2025	2024
US$ thousands	US$ thousands
20	331

The following table sets forth information about the compensation cost of warrant and option issuances recognized for non-employees:

For the year ended December 31,
2025	2024
US$ thousands	US$ thousands
-	3

As of December 31, 2025, and 2024, there was $nil and $nil, respectively, of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 - Stockholders’ Equity (cont’d)

E. Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the "Plan")

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant has the company notation of “ZNWAM.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continued to be exercisable through July 15, 2022.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants were not registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through July 15, 2023 at a revised per share exercise price of $.05.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that will be acquired. Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant shall have the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market. The warrants were issued and became exercisable on January 15, 2026 and continue to be exercisable through June 30, 2026 at a per share exercise price of $.25.

On January 15, 2026, the Company issued 145,180,117 warrants to one participant, with an expiration date of June 30, 2026. The exercise price of the ZNWAS warrant is $.25.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on September 30, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAT.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market.

On August 27, 2025, the Company issued 9,019,652 warrants to one participant, with an expiration date of December 31, 2025. The exercise price of the ZNWAT warrant was lowered from $.25 to $.18.

On November 17, 2025, the Company extended the termination date of the ZNWAT warrant from December 31, 2025 to March 31, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on December 31, 2022, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired. Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAU.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market.

On January 15, 2026, the Company issued 19,147,462 warrants to one participant, with an expiration date of June 30, 2026. The exercise price of the ZNWAU warrant is $.25.

On January 1, 2024, the Company executed a Waiver Term Sheet with a participant consisting of shares of stock. After conclusion of the program on March 31, 2024, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

On April 1, 2024, the Company executed a Waiver Term Sheet of a unit program with a participant consisting of shares of stock and warrants.

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

As of May 2, 2025, the above referenced Waiver Term Sheet was terminated as the participant completed the maximum purchase of $15,000,000 through the DSPP along with 15,000,000 warrants.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program effective November 4, 2025 consisting of shares of stock and warrants to a participant. This program had a maximum investment of $250,000 excluding the exercise of any warrants. After conclusion of the program on or around  November 18, 2025, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.05. The warrant shall have the company notation of “ZNWBC.” The warrants will not be registered for trading on the OTCQB or any other stock market or trading market.

On November 19, 2025, a total of 1,519,136 warrants were issued to the participant with the internal designation of the “ZNWBC” warrants. The participant had until March 15, 2026 in which to exercise the warrants.

On November 26, 2025, all of the ZNWBC warrants were exercised, resulting in approximately $76,000 to the Company.  As of that date, there were no ZNWBC warrants outstanding.

Under our Plan, the Company under a Request for Waiver Program executed a Waiver Term Sheet effective November 17, 2025 of shares of stock to a participant. This program had a maximum investment of $1,500,000 by December 31, 2025.  After conclusion of the program, the participant’s Plan account was to be credited with the number of shares of the Company’s Common Stock that were acquired.

On December 22, 2025, a first amendment to the Waiver Term Sheet was executed whereby the date was extended from December 31, 2025 to January 31, 2026 in which to reach the maximum investment. As part of this first amendment, the termination date of the ZNWAT warrants was extended from December 31, 2025 to March 31, 2026.

On January 14, 2026, a second amendment to the Waiver Term Sheet was executed whereby the maximum investment was raised from $1,500,000 to $5,000,000. The termination date of January 31, 2026 remained in effect. Furthermore, this Waiver Term Sheet terminated on January 31, 2026 with the maximum investment being reached.

During the year ended December 31, 2025, Zion incurred $11,000 in equity issuance costs.

During the year ended December 31, 2024, Zion incurred $2,921,000 in equity issuance costs.

During 2025, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 60% of the cash raised through the DSPP.

During 2024, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 57% of the cash raised through the DSPP.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 4 – New Unit Option under the Plan

Under our Plan, we provided a Unit Option under our Unit Program with this Amendment No. 4. This Unit Option period began on November 6, 2023 and was scheduled to terminate on December 31, 2023. See Amendment No 5 below for data on an extension.

Our Unit Option consists of the combination of Common Stock and warrants with basic Unit Option program features, conditions and terms outlined in the Original Prospectus Supplement. Amendments No. 1, 2 and 3 have expired. Amendment No. 4 provided the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. This Unit Option began on November 6, 2023 and was scheduled to terminated on December 31, 2023, unless extended at the sole option of Zion Oil & Gas, Inc. The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQB on the Unit Purchase Date and (ii) Common Stock purchase warrants to purchase an additional fifty (50) shares of Common Stock at a per share exercise price of $0.25. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.25. The warrants have the Company notation of “ZNWBA” and will not be registered for trading on the OTCQB or any other stock market or trading market.

Plan participants, who enrolled into the Unit Option program with the purchase of at least one Unit and enroll in the separate Automatic Monthly Investments (“AMI”) program at a minimum of $50.00 per month, received an additional fifty (50) warrants at an exercise price of $0.25 during this Unit Option Program. The fifty (50) additional warrants were for enrolling in the AMI program and received the above warrant with the Company notation of “ZNWBA.” Existing subscribers to the AMI were entitled to the additional fifty (50) warrants, if they purchased at least one (1) Unit during the Unit program.

The ZNWBA warrants became exercisable on January 15, 2024, and continued to be exercisable through January 15, 2025, unless extended, at a per share exercise price of $0.25. See Amendment No. 5 below for new dates.

Amendment No. 5 – Extension of Termination Date to January 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on January 31, 2024.

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

The date of this Amendment No. 5 to Prospectus Supplement was December 20, 2023.

Amendment No. 6 – Extension of Termination Date to February 29, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 29, 2024.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 7 – Extension of Termination Date to March 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on March 31, 2024.

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

The date of this Amendment No. 7 to Prospectus Supplement was February 26, 2024.

Amendment No. 8 – Extension of Termination Date to April 30, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on April 30, 2024.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 9 – Extension of Termination Date to May 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on May 31, 2024.

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

The date of this Amendment No. 9 to Prospectus Supplement was April 24, 2024.

Amendment No. 10 – Extension of Termination Date to August 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on August 31, 2024.

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

The date of this Amendment No. 10 to Prospectus Supplement was May 29, 2024.

Amendment No. 11 – Extension of Termination Date to October 15, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on October 15, 2024.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 12 – Extension of Termination Date to December 31, 2024

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023. Our Unit Program consists of the combination of Common Stock and warrants with an extended time period, but otherwise the same Unit Program features, conditions and terms in the Prospectus Supplement and Amendment No. 4 apply.  We extended under our Unit Program that was to terminate October 15, 2024, but now will terminate December 31, 2024, and we extended the exercise and termination dates of the related ZNWBA warrants.

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

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

Amendment No. 13 – Extension of Termination Date to February 28, 2025

Under our Plan, we extended the current Unit Option that was filed under Amendment No. 4, dated November 6, 2023, to terminate on February 28, 2025.

The ZNWBA warrants now became exercisable on March 31, 2025, instead of January 31, 2025, and continue to be exercisable through March 31, 2026, instead of January 31, 2026, unless extended, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

For the years ended December 31, 2025, and 2024, approximately $29,000 and $nil, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. The funds corresponding to the December 31, 2025 balance were received in January 2026.

For the years ended December 31, 2025, and 2024, approximately $21,479,000, and $16,257,000 were raised under the DSPP program, respectively. The $21,479,000 and $16,257,000 figures were reduced by $11,000 and $2,921,000, respectively, in equity issuance costs to an outside party resulting in net cash provided of $21,468,000 and $13,336,000, respectively.

The company raised approximately $6,530,000 from the period January 1, 2026 through March 17, 2026 under the DSPP program, which includes collection of the $29,000 stock subscription receivable at December 31, 2025.

The warrants represented by the company notation ZNWAA are tradeable on the OTCQX market under the symbol ZNOGW. However, all of the other warrants characterized above, in the table below, and throughout this Form 10-K, are not tradeable and are used internally for classification and accounting purposes only.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

G. Warrant Tables

The warrant activity and balances for the year 2024 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2023	Issued	Exercised	Expired	12/31/2024
ZNWAA	$2.00	01/31/2026	1,498,804	-	-	-	1,498,804
ZNWAG	$1.00	01/08/2024	240,068	-	-	(240,068)	-
ZNWAM	$0.05	03/31/2025	4,376,000	-	-	-	4,376,000
ZNWAQ	$0.05	03/31/2025	23,428,348	-	-	-	23,428,348
ZNWAZ	$0.25	07/17/2024	153,800	-	-	(153,800)	-
Outstanding warrants			29,697,020	-	-	(393,868)	29,303,152

The warrant activity and balances for the year 2025 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2024	Issued	Exercised	Expired	12/31/2025
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAM	$0.05	03/31/2025	4,376,000	-	(4,376,000)	-	-
ZNWAQ	$0.05	03/31/2025	23,428,348	-	(23,428,348)	-	-
ZNWBA	$0.25	03/31/2026	-	1,177,950	-	-	1,177,950
ZNWAT	$0.18	03/31/2026	-	9,019,652	-	-	9,019,652
ZNWBB	$0.25	06/30/2026	-	15,000,000	-	-	15,000,000
ZNWBC	$0.05	03/15/2026	-	1,519,136	(1,519,136)	-	-
Outstanding warrants			29,303,152	26,716,738	(29,323,484)	-	26,696,406

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 6 – Stockholders’ Equity (cont’d)

H. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants that have a balance and with an expiration date beyond the balance sheet date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,C,D,H,L	March 2013 – December 2014	2.00	January 31, 2031
ZNWAS Warrants	E	August 2021 – March 2022	0.25	June 30, 2026
ZNWAT Warrants	K,M	August – September 2022	0.18	March 31, 2026
ZNWAU Warrants	E	October – November 2022	0.25	June 30, 2026
ZNWBA Warrants	F,G	November – December 2024	0.25	March 31, 2026
ZNWBB Warrants	J, N	January – June 2025	0.25	June 30, 2026

A	On May 29, 2019, the Company extended the expiration date of the Warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the Warrants by two (2) years.

C	On December 14, 2022, the Company extended the expiration date of the Warrants by one (1) year.

D	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

E	These warrants were issued and became exercisable on January 15, 2026 and expire on June 30, 2026.

F	On November 6, 2023 the Company announced a new Unit Offering and the related ZNWBA warrant.

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

H	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date is January 31, 2026.

I	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date is January 31, 2026.

J	On May 19, 2025, the Company issued 15,000,000 warrants to one warrants holder. The expiration date of those ZNWBB warrants was December 31, 2025 and the warrant exercise price is $.25.

K	On August 27, 2025, the Company issued 9,019,652 warrants to one participant, with an expiration date of December 31, 2025. The warrant exercise price was reduced from $.25 to $.18.

L	On November 17, 2025 the Company extended the expiration date of the ZNWAA warrants to January 31, 2031.

M	On December 22, 2025 the Company extended the expiration date of the ZNWAT warrants to March 31, 2026.

N	On December 29, 2025 the Company extended the expiration date of the ZNWBB warrants to June 30, 2026.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 7 - Income Taxes

The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2025 and 2024.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below:

	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Deferred tax assets:
Net operating loss carry forwards	63,790	61,341
Other	4,078	3,976
Total gross deferred tax assets	67,868	65,317
Less – valuation allowance	(61,748)	(60,456)
Net deferred tax assets	6,120	4,861

Deferred tax liabilities:
Property and equipment	239	193
Other	(548)	(501)
Unproved oil and gas properties	(5,811)	(4,553)
Total gross deferred tax liabilities	(6,120)	(4,861)

Net deferred tax asset	-	-

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $303,761,000 prior to the expiration of some of the net operating loss carry forwards between 2025 and 2046. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2025 and 2024.

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

At December 31, 2025, the Company has available federal net operating loss carry forwards of approximately $303,761,000 to reduce future U.S. taxable income.

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

Income earned from activities in Israel is subject to regular Israeli tax rates. For Israeli tax purposes, exploration costs on unproved properties are expensed. Tax losses can be carried forward indefinitely. At December 31, 2025, the Company has available net operating loss carry forwards of approximately $198,871,672 to reduce future Israeli taxable income. Based upon the level of historical taxable losses since the Company’s inception, management believes that the Company will not likely realize the benefits of these deductible differences and tax carry forwards and thus, full valuation allowances have been recorded at December 31, 2025.

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

Reconciliation between the theoretical tax benefit on pre-tax reported (loss) and the actual income tax expense:

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Pre-tax loss as reported	(7,627)	(7,343)

U.S. statutory tax rate	21%	21%
Theoretical tax expense	(1,602)	(1,542)

Increase in income tax expense resulting from:

Permanent differences	2	2
Change in valuation allowance	1,600	1,540
Income tax expense	-	-

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures under topic 740 to increase transparency for investors. Key changes include more detailed rate reconciliations, disaggregation of taxes paid by jurisdiction, and increased disclosure of income before taxes. The effect of this ASU became effective for fiscal years beginning after December 15, 2024. Zion adopted this ASU effective January 1, 2025.  The adoption of this ASU did not have any impact on its consolidated financial statements.

The Company has no material unrecognized tax benefit which would favorably affect the effective income tax rate in future periods and does not believe there will be any significant increases or decreases within the next twelve months. No interest or penalties have been accrued.

The Company has not received final tax assessments since incorporation. In accordance with the US tax regulations, the U.S. federal income tax returns remain subject to examination for the years beginning in 2022.

The Israeli branch has not received final tax assessments since incorporation. In accordance with the Israeli tax regulations, tax returns submitted up to and including the 2020 tax year can be regarded as final.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 8 - Right of use leases assets and leases obligations

The Company is a lessee in several non-cancellable operating leases, primarily for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheets as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Operating lease assets	$1,176	$759

Operating lease liabilities:
Current operating lease liabilities	$130	$107
Non-current operating lease liabilities	$932	$637
Total operating lease liabilities	$1,062	$744

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

Dallas office lease

On November 25, 2025, the Company and LLL Four Forest, LP (“LLL”) signed an Office Lease Agreement (“Agreement”) whereby approximately 8,006 rentable square feet of space, of which approximately 5,577 rentable square feet are located in Suite 1450 located on the fourteenth floor, and approximately 2,429 square feet are located in Suite 1740 located on the seventeenth floor. The lease commencement date is January 1, 2026 and the term is for three years and five months with the lease termination being on around May 31, 2029. The Agreement provided five (5) months of abated rent at the beginning of the lease term.  A security deposit of $16,679 was paid in December 2025 and prepaid rent of $192,144 was also paid in December 2025.  With the payment of the prepaid rent in December 2025, the Company’s rent is paid through May 2027.  Beginning on June 1, 2026 and extending through May 31, 2027, the Company will pay monthly rent at $24.00 per square foot. Beginning on June 1, 2027 and extending through May 31, 2028, the Company will pay monthly rent at $24.50 per square foot.  Beginning on June 1, 2028 and extending through May 31, 2029, the Company will pay monthly rent at $25.00 per square foot. The Company will also pay its prorata share of electricity, taxes and common area maintenance in the building.

Israel office lease

The Company’s field office in Caesarea, Israel is under lease for 6,566 square feet.

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised the option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $15,000) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2025 are:

	December 31,	December 31,
	2025	2024
Weighted average remaining lease term (years)	4.5	1.2
Weighted average discount rate	7.8%	5.6%

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the balance sheets as of December 31, 2025:

US$
thousands
2026	179
2027	288
2028	372
2029	256
2030	173
Thereafter	14
Total undiscounted future minimum lease payments	1,282
Less: portion representing imputed interest	(220)
Total undiscounted future minimum lease payments	1,062

Operating lease costs were $301,000 and $313,000 for the years ended December 31, 2025, and 2024, respectively. Operating lease costs are included within general and administrative expenses on the statements of income.

Cash paid for amounts included in the measurement of operating lease liabilities was $13,000 and $276,000 for the years ended December 31, 2025, and 2024, respectively, and this amount is included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $331,000 and $829,000 for the years ended December 31, 2025, and 2024, respectively.

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

On June 3, 2025, the Company received a notification via summons that it is being sued in the Superior Court of California, County of Los Angeles under the state’s “Trap and Trace” law.  California’s Trap and Trace law, part of the California Invasion of Privacy Act (CIPA) Penal Code Section 638.51 prohibits installing or using devices or processes to capture incoming electronic signaling information (like IP addresses or routing data) without a court order or user consent. The company has retained counsel in the state of California and this case is ongoing. Approximately $25,000 in legal expenses was recognized in 2025. We are expecting to incur some additional expenses in 2026, but they are not expected to be material to the Company.

On March 9, 2026, the Company was advised by the Superior Court of California, County of Los Angeles, that the lawsuit was dismissed without prejudice against the Company.

B. Asset Retirement

The Company currently estimates that the costs of plugging and decommissioning of the exploratory wells drilled to date in the former Joseph License area and the present New Megiddo Valleys License 434 to be approximately $571,000 based on current cost rather than Net Present Value. The Company expects to incur such costs during 2026. Liabilities for expenditures are recorded when environmental assessment and/or remediation is probable and the timing and costs can be reasonably estimated.

Changes in Asset Retirement Obligations were as follows:

	December 31,	December 31,
	2025	2024
	US$	US$
	thousands	thousands
Asset Retirement Obligations, Beginning Balance	571	571
Liabilities Settled	-	-
Revision of Estimate	-	-
Retirement Obligations, Ending Balance	571	571

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

As of December 31, 2025 and 2024, the Company accrued nil and nil for license regulatory matters.

D. Charitable Foundations

Two charitable foundations were established, one in Israel and one in Switzerland, for the purpose of supporting charitable projects and other charities in Israel, the United States and internationally. A 3% royalty or equivalent interest in any Israeli oil and gas interests as may now be held or, in the future be acquired, by the Company was assigned to each charitable organization (6% interest in the aggregate). At December 31, 2025 and 2024, the Company did not have any outstanding obligation in respect of the charitable foundations, since to this date, no proved reserves have been found.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

E. Office and Vehicle Leases

(i) The Company’s corporate office in Dallas, Texas is under lease for 8,006 square feet.

On November 25, 2025, the Company and LLL Four Forest, LP (“LLL”) signed an Office Lease Agreement (“Agreement”) whereby approximately 8,006 rentable square feet of space, of which approximately 5,577 rentable square feet are located in Suite 1450 located on the fourteenth floor, and approximately 2,429 square feet are located in Suite 1740 located on the seventeenth floor. The lease commencement date is January 1, 2026 and the term is for three years and five months with the lease termination being on or around May 31, 2029. The Agreement provided five (5) months of abated rent at the beginning of the lease term.  A security deposit of $16,679 was paid in December 2025 and prepaid rent of $192,144 was also paid in December 2025.  With the payment of the prepaid rent in December 2025, the Company’s rent is paid through May 2027. Beginning on June 1, 2027 and extending through May 31, 2028, the Company will pay monthly rent at $24.50 per square foot.  Beginning on June 1, 2028 and extending through May 31, 2029, the Company will pay monthly rent at $25.00 per square foot. The Company will also pay its prorata share of electricity, taxes and common area maintenance in the building.

Prior to the aforementioned lease, the Company’s corporate office in Dallas, Texas was under lease for 8,774 square feet in a separate building. On October 4, 2023, the Company and the Lessor signed a Third Amendment to the Lease Agreement (“Third Amendment”) whereby the Lease extended from June 1, 2023 through December 31, 2024, for a total of 19 months. The monthly payments to be paid were as follows: (1) basic rent of $7,677.25, (2) common area maintenance of $2,917.36, (3) taxes and insurance of $1,593.94 and (4) electricity charges of $1,703.62. That building changed ownership in April 2024. For the year 2025, a new lease or lease amendment was not extended to Zion and we continued to pay the same rates in 2025 as we did in 2024. The Company moved out of its former offices in mid- December 2025.

(ii) The Company’s field office in Caesarea, Israel is under lease for 6,566 square feet.

The Company had an option to renew the lease for another five years from February 1, 2024 to January 31, 2029, provided it is not in breach of the agreement, where it is required as well to furnish a notice of intent to exercise the option six months prior to termination of lease, and it furnishes a bank guarantee and insurance confirmation prior to commencement of the option period. The Company exercised its option to renew the lease for another seven years from February 1, 2024 through January 31, 2031, when rent is to be paid on a monthly basis in the base amount of approximately NIS 46,500 per month (approximately $15,000) at the exchange rate in effect on the date of this report and is linked to an increase (but not a decrease) in the CPI.

Under the lease agreement, the Company is authorized to further sublease part of the leased premises to a third party that is pre-approved by the sub-lessor. Rent and its related taxes, utilities, insurance and maintenance expenses for 2025 and 2024 were $414,000 and $397,000 respectively.

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

At December 31, 2025, and continuing through the date of this Form 10-K report, all payments have been paid.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 9 - Commitments and Contingencies (cont’d)

The future minimum lease payments as of December 31, 2025, are as follows:

US$
thousands
2026	179
2027	288
2028	372
2029	256
2030	173
Thereafter	14
Total undiscounted future minimum lease payments	1,282
Less: portion representing imputed interest	(220)
Total undiscounted future minimum lease payments	1,062

F. Insurance Financing

Effective November 16, 2023, the Company renewed its third-party liability (“TPL”) insurance policy in Israel with total premiums, taxes and fees for approximately $76,000. A cash down payment of approximately $23,000 was paid on November 16, 2023. Under the terms of the insurance financing, payments of approximately $5,000, which included interest at the rate of 13.99% per annum, were due each month for 10 months commencing on December 16, 2023. The Company has completed its financing commitment pertaining to the TPL insurance as of September 30, 2024.

Effective December 28, 2023, the Company renewed its D&O insurance policy with total premiums, taxes and fees for approximately $442,000. A cash down payment of approximately $69,000 was paid on December 13, 2023. Under the terms of the insurance financing, payments of approximately $37,000, which included interest at the rate of 13.4% per annum, are due each month for 10 months commencing on January 28, 2024. As of December 31, 2024, this was fully paid off.

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

Effective November 18, 2024, the Company renewed its third party liability policy in Israel with total premiums, taxes and fees for approximately $76,000. A cash down payment of approximately $20,000 was paid on November 18, 2024. Under the terms of the insurance financing, payments of approximately $5,000, which included interest at the rate of 12.9% per annum, were due each month for 11 months commencing on December 16, 2024. As of December 31, 2024, the outstanding balance was approximately $51.000, and as of December 31, 2025, the policy was fully paid off. The policy was capitalized under Unproved Oil and Gas assets.

Effective December 3, 2024 the Company renewed its Control of well (“COW”) insurance policy in Israel with total premiums, taxes and fees for approximately $84,000. A cash payment of approximately $84,000 was paid on December 3, 2024. The policy was capitalized under Unproved Oil and Gas assets. As of December 31, 2024, the policy was fully paid off.

Effective December 28, 2024, the Company renewed its D&O insurance policy with total premiums, taxes and fees for approximately $430,000. A cash down payment of approximately $41,000 was paid on January 2, 2025. Under the terms of the insurance financing, payments of approximately $39,000, which included interest at the rate of 12.9% per annum, were due each month for 10 months commencing on January 28, 2025. As of December 31, 2024, the outstanding balance was approximately $430.000, and as of December 31, 2025, the policy was fully paid off.

Effective March 12, 2025, the Company renewed its rig insurance policy with total premiums, taxes and fees for approximately $119,000. The total premium was paid in full on March 7, 2025. The policy was capitalized under Unproved Oil and Gas assets.

Effective June 1, 2025, the Company renewed its foreign package (“Foreign”) insurance in Israel with total premiums, taxes and fees for approximately $14,000. The total premium was paid in full on June 3, 2025. The policy was capitalized under Unproved Oil and Gas assets.

Effective June 1, 2025, the Company renewed its control of well (“COW”) insurance in Israel with total premiums, taxes and fees for approximately $37,000. The total premium was paid in full on June 11, 2025. The policy was capitalized under Unproved Oil and Gas assets.

Effective November 13, 2025, the Company renewed its third-party liability (“TPL”) policy in Israel with total premiums, taxes and fees for approximately $71,000. The total premium was paid in full on November 13, 2025.  The policy was capitalized under Unproved Oil and Gas assets.

Effective December 3, 2025, the Company renewed its Control of well (“COW”) insurance policy in Israel with total premiums, taxes and fees for approximately $84,000. The total premium was paid in full on December 3, 2025.

On December 12, 2025, the Company paid approximately $2,000 to extend its cyber security insurance coverage through March 31, 2026.

Effective December 28, 2025, the Company renewed its D&O insurance policy with total premiums, taxes and fees for approximately $398,000. The total premium was paid in full on December 24, 2025.

The balances for all lines of insurance financing at December 31, 2025 and 2024, were $nil and $490,000, respectively.

G. Bank Guarantees

As of December 31, 2025, and 2024, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,424,000 and $972,000, respectively) and others (approximately $109,000 and $92,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,533,000 and $1,064,000, respectively. The cash funds backing these guarantees are held in restricted interest-bearing accounts and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

H. Vendor concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. There are four suppliers in 2025 and three suppliers in 2024 that represent 10% or more of the Company’s accounts payable outstanding balance, respectively.

I. Recent Market Conditions – Israel-United States-Iran War, the Israel-Hezbollah War and the Israel-Hamas War

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

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader. Ali Khomenei was killed on this day. The daily attacks are continuing as of the date of this filing. Furthermore, Iran has been firing missiles and drones on approximately fifteen other countries, including, but not limited to, Azerbaijan, Bahrain, Cypress, Iraq, Jordan, Kuwait, Saudi Arabia, Turkey, United Arab Emirates and Turkey.

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

On or around October 13, 2025, following more than two years after the initial invasion by Hamas, a ceasefire was negotiated between Israel and Hamas.  The ceasefire deal contains three phases and the first phase involves the release of all living and dead Israeli hostages held by Hamas, along with the release of approximately 1,950 Palestinian prisoners being held in Israel prisons.  All of the 20 living hostages were released and all of the remains of the dead hostages have been released to Israeli families.  The next phase (phase 2) of the ceasefire deal is underway and involves the disarmament of Hamas.

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

In early March 2026, Hezbollah joined the war against Israel by launching daily attacks, primarily missiles into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon.

There is uncertainty as to the degree of stability that will be seen in the Middle East, and Israel in particular, due to these present hostilities. While we acknowledge that uncertainty, the Company is moving forward with its MJ-02 re-entry project.

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

Newly enacted onshore licensing and environmental and safety related regulations promulgated by the various energy related ministries in Israel during 2024-2025 have rendered obtaining and drilling under new exploration licenses more time-consuming and expensive.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2025 through December 31, 2025, the USD has fluctuated by approximately 12.5% against the NIS (the USD weakened relative to the NIS). In contrast, during the period January 1, 2024 through December 31, 2024, the USD has fluctuated by approximately 0.6% against the NIS (the USD strengthened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low interest rate environment. At December 31, 2025, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $9,862,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2025, exclusive of funds at US banks that earn no interest, was approximately 2.8%. At December 31, 2024, we had cash, cash equivalents and short-term and long-term bank deposits of approximately $3,336,000. The weighted average annual interest rate related to our cash and cash equivalents for the year ended December 31, 2024, exclusive of funds at US banks that earn no interest, was approximately 2.9%.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Notes to Consolidated Financial Statements

Note 11 - Selected Quarterly Information (Unaudited)

The following represents selected quarterly consolidated financial information for 2025 and 2024:

	For the three months ended
	March 31	June 30	September 30	December 31
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
2025:
Oil and gas sales	-	-	-	-

Net loss	(1,675)	(1,911)	(1,719)	(2,322)

Net loss per share – basic and diluted	(0.002)	(0.002)	(0.002)	(0.002)
Weighted-average shares outstanding–basic and diluted (in thousands)	984,562	1,082,402	1,116,590	1,148,597

2024:
Oil and gas sales	-	-	-	-

Net loss	(1,752)	(2,054)	(1,791)	(1,746)

Net loss per share – basic and diluted	(0.003)	(0.003)	(0.002)	(0.002)
Weighted-average shares outstanding–basic and diluted (in thousands)	667,023	745,565	843,211	931,449

Note 12 - Subsequent Events

(i) On January 5, 2026, the Company granted options under the Omnibus Plan to one senior officer, to purchase 25,000 shares of Common Stock at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2036. These options were granted per the provisions of the Israeli Appendix. The fair value of the options at the date of grant amounted to approximately $6,000.

(ii) On January 5, 2026, the Company granted options under the Omnibus Plan to five senior officers and two staff members to purchase 175,000 shares of Common Stock at an exercise price of $0.24 per share. The options vested upon grant and are exercisable through January 4, 2036. The fair value of the options at the date of grant amounted to approximately $36,000.

(iii) Approximately $6,530,000 was collected through the Company’s DSPP program during the period January 1, 2026 through March 17, 2026 which includes collection of the $29,000 stock subscription receivable at December 31, 2025.

The Company has evaluated subsequent events through  March 19, 2026 the date the financial statements were available to be issued. Except as disclosed above, no other events have occurred that would require adjustment to or disclosure in these financial statements.