Form 10-Q
period 2026-03-31
ZION OIL & GAS INC
filed 2026-05-07
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended March 31, 2026;

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 5, 2026, Zion Oil & Gas, Inc. had outstanding 1,183,777,512 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	March 31,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
	(unaudited)
Current assets
Cash and cash equivalents	10,700	8,313
Cash and cash equivalents – restricted	1,550	1,549
Prepaid expenses and other (see Note 2H)	1,406	1,554
Governmental receivables	181	100
Loan due from related party (see Note 2G)	-	8
Other receivables	28	5
Total current assets	13,865	11,529

Unproved oil and gas properties, full cost method (see Note 4)	30,964	27,673

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $3,759 and $3,521 (see Note 2J)	5,853	5,155
Property and equipment, net of accumulated depreciation of $751 and $743	97	85
	5,950	5,240

Right of Use Lease Assets (see Note 5)	1,114	1,176

Other assets
Assets held for severance benefits	683	662
Total other assets	683	662

Total assets	52,576	46,280

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,041	1,053
Lease obligation – current (see Note 5)	133	130
Asset retirement obligation	571	571
Accrued liabilities	803	504
Total current liabilities	2,548	2,258

Long-term liabilities
Lease obligation – non-current (see Note 5)	913	932
Provision for severance pay	683	662
Total long-term liabilities	1,596	1,594

Total liabilities	4,144	3,852

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,600,000,000 shares at March 31, 2026: Issued and outstanding: 1,182,089,454 and 1,156,476,572 shares at March 31, 2026 and December 31, 2025, respectively	11,821	11,565
Additional paid-in capital	340,253	332,421
Stock subscription receivable	(30)	(29)
Accumulated deficit	(303,612)	(301,529)
Total stockholders’ equity	48,432	42,428

Total liabilities and stockholders’ equity	52,576	46,280

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the three months ended
	March 31,
	2026	2025
	US$	US$
	thousands	thousands
	(Unaudited)	(Unaudited)
General and administrative	1,461	1,101
Other	661	599
Loss from operations	(2,122)	(1,700)

Other income (expense), net
Foreign exchange (expenses), income	(13)	10
Financial income, net	52	15

Loss, before income taxes	(2,083)	(1,675)
Income taxes	-	-

Net loss	(2,083)	(1,675)

Net loss per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)

Weighted-average shares outstanding
Basic and diluted (in thousands)	1,174,132	984,562

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three months ended March 31, 2026

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balance at December 31, 2025	1,156,477	11,565	332,421	(29)	(301,529)	42,428
Funds received from sale of DSPP units and shares and exercise of warrants	25,212	252	7,758	(1)	—	8,009
Funds received from option exercises	400	4	32	—	—	36
Value of options granted to employees, directors and others as non-cash compensation	—	—	42	—	—	42
Net loss	—	—	—	—	(2,083)	(2,083)
Balances as of March 31, 2026	1,182,089	11,821	340,253	(30)	(303,612)	48,432

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

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
	US$	US$
	thousands	thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(2,083)	(1,675)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	240	184
Amortization of Right of Use Lease Assets	62	26
Cost of options issued to employees, directors and others as non-cash compensation	42	18
Change in assets and liabilities, net:
Prepaid expenses and other	148	(627)
Governmental receivables	(81)	(78)
Other receivables	(15)	(20)
Lease obligation – current and non-current	(16)	(39)
Severance pay, net	-	1
Accounts payable	30	(164)
Accrued liabilities	195	(83)
Net cash used in operating activities	(1,478)	(2,457)

Cash flows from investing activities
Acquisition of property and equipment	(19)	(8)
Acquisition of drilling rig and related equipment	(1,107)	(106)
Investment in unproved oil and gas properties	(3,053)	(684)
Net cash used in investing activities	(4,179)	(798)

Cash flows from financing activities
Proceeds from exercise of stock options	36	1
Proceeds from issuance of stock and exercise of warrants	8,009	6,040
Net cash provided by financing activities	8,045	6,041

Net increase in cash, cash equivalents and restricted cash	2,388	2,786
Cash, cash equivalents and restricted cash – beginning of period	9,862	3,336
Cash, cash equivalents and restricted cash – end of period	12,250	6,122

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	877	678
Unpaid investments in drilling rig and related equipment	250	-
Depreciation of oil and gas equipment	155	15
Stock subscription receivable	1	212

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	March 31,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Cash and cash equivalents	10,700	8,313
Cash and cash equivalents – restricted	1,550	1,549
	12,250	9,862

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Texas corporation (“we,” “our,” “Zion” or the “Company”), is an oil and gas exploration company with a history of 25 years of oil & gas exploration in Israel. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025. As of  March 31, 2026, the Company has no revenues from its oil and gas operations.

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

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. The bank account is denominated in Israeli Shekels. When there are bank transactions in the future, there will be a translation adjustment to United States Dollars. Zion Drilling Israel Ltd did not have any activities during the three months ended March 31, 2026.

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

Our rig crew arrived in Israel in January 2026 to begin a new phase of operations at both MJ-01 and MJ-02 in Israel. The team completed routine rig repair and maintenance, including a much-needed upgrade to the generator system, ensuring reliable power for the drilling ahead. A mandatory five-year re-certification and inspection of the rig was also completed and the results indicated that the rig is in good working condition. The crew re-entered the MJ-01 wellbore and completed necessary cleanup, installed a seal below the water aquifer zone, and re-established the mandated water monitoring well as required by the Ministry of Energy and Ministry of Water. Following this work, we rigged down awaiting the next operational phase.

Due to the Israel-Iran war which began on February 28, 2026, and related impacts on logistics and shipping, we demobilized our rig crew. We are monitoring daily the hostilities in the Middle East for the next best opportunity to bring back the rig crew to the wellsite in Israel. The next phase of operations will be to rig up over the MJ-02 well, plug and abandon the lower sections of that wellbore, set the direction, and begin the planned horizontal drilling operations into the target reservoir zone.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the year ending December 31, 2026 or for any other subsequent interim period.

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

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the three months ended March 31, 2026, the Company incurred a net loss of approximately $2.1 million and had an accumulated deficit of approximately $304 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2026 as the inclusion of 29,481,325 in stock options and 190,687,495 in warrants would be anti-dilutive.

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

We have made the same estimates as to the potential impact the Israel-United States-Iran war, Israel-Hezbollah war, and the Israel-Hamas war have on our operations. Actual results may differ from these estimates.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $30,964,000 and $27,673,000 as of March 31, 2026 and December 31, 2025, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables, prepaid expenses and other, Government receivables, accounts payable and accrued liabilities, are carried at historical cost. At March 31, 2026, and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

F. Warrants

In connection with the Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the "Plan") financing arrangements as further described in Note 3, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are stand-alone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded and accounted as a part of the DSPP investment as additional paid-in capital of the common stock issued. All other warrants are recorded at fair value and expensed over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Note 3E and 3F.

G. Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management, or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. All transactions with related parties are recorded at fair value of the goods or services exchanged.

A hardship loan of $30,000 was given to an executive vice president in March 2025 with the stipulation of monthly repayments of $2,500 beginning in April 2025. All of monthly repayments were collected as of March 31, 2026 and no balance remains. Zion had no other related party transactions during the period ended March 31, 2026

H. Prepaid Expenses

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

Other Recent Accounting Pronouncements

The Company does not believe that the adoption of any recently issued accounting pronouncements had a significant impact on our consolidated condensed financial position, results of operations, or cash flow.

J. Depreciation and Accounting for Drilling Rig and Related Equipment

In March 2020, Zion purchased an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, inclusive of approximately $540,000 allocated to spare parts and $48,000 allocated to additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet. Zion determined that the life of the I-35 drilling rig (the rig Zion purchased) is 10 years. Zion is depreciating the rig on a straight-line basis.

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

During the three months ended March 31, 2026 Zion added approximately $294,000 in costs associated with its drilling rig, approximately $307,000 in rig spare parts and approximately $485,000 in other drilling assets, for total combined additions of $1,086,000. We also recorded approximately $150,000 in self-consumption of rig spare parts.

See the table below for a reconciliation of the rig-related activity during the period ended March 31, 2026:

I-35 Drilling Rig & Associated Equipment:

	Three Months Ended March 31, 2026
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2025	6,700	1,007	969	8,676
Asset Additions	294	307	485	1,086
Asset Disposals for Self-Consumption	-	(150)	-	(150)
March 31, 2026	6,994	1,164	1,454	9,612

Accumulated Depreciation:
December 31, 2025	3,172	-	349	3,521
Asset Depreciation	182	-	56	238
March 31, 2026	3,354	-	405	3,759

Net Assets	3,640	1,164	1,049	5,853

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

	As of December 31, 2025
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

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

The compensation committee of the Board of Directors (comprised of independent directors) is responsible for determining the type of award, when and to whom awards are granted, the number of shares, and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant.

During the three months ended March 31, 2026, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 175,000 shares of Common Stock to five senior officers and two staff members, at an exercise price of $0.24 per share. The options vested upon grant and are exercisable through January 4, 2036. The fair value of the options at the date of grant amounted to approximately $36,000.

ii.

Options to purchase 25,000 shares of Common Stock to one senior officer, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2036. These options were granted per the provisions of the Israeli Appendix to the Plan (“Israeli Appendix”). The Israeli Appendix shall apply only to Participants who are residents of the State of Israel or those who are deemed to be residents of the State of Israel for the payment of tax. The fair value of the options at the date of grant amounted to approximately $6,000.

During the three months ended March 31, 2025, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

i.

Options to purchase 175,000 shares of Common Stock to five senior officers and two staff members, at an exercise price of $0.10 per share. The options vested upon grant and are exercisable through January 4, 2035. The fair value of the options at the date of grant amounted to approximately $15,000.

ii.

Options to purchase 25,000 shares of Common Stock to one senior officer, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through January 4, 2035. These options were granted per the provisions of the Israeli Appendix. The fair value of the options at the date of grant amounted to approximately $2,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2026 are shown in the table below:

		Weighted
		Average
	Number of	exercise
	shares	price
		US$
Outstanding, December 31, 2025	29,681,325	0.20

Changes during 2026:
Granted to employees, officers, directors and others	200,000	0.21
Expired/Cancelled/Forfeited	-	-
Exercised	(400,000)	0.09
Outstanding, March 31, 2026	29,481,325	0.20
Exercisable, March 31, 2026	29,481,325	0.20

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of March 31, 2026:

Shares underlying outstanding options (fully vested)
		Weighted
		average	Weighted
Range of		remaining	Average
exercise	Number	contractual	Exercise
price	outstanding	life (years)	price
US$			US$
0.01	107,500	0.75	0.01
0.01	40,000	1.05	0.01
0.01	40,000	1.50	0.01
0.01	62,500	1.75	0.01
0.01	25,000	1.76	0.01
0.01	30,000	1.91	0.01
0.01	4,000	2.02	0.01
0.01	25,000	2.77	0.01
0.01	35,000	3.47	0.01
0.01	150,000	3.64	0.01
0.01	35,000	3.77	0.01
0.01	75,000	4.77	0.01
0.01	200,000	5.14	0.01
0.01	200,000	5.30	0.01
0.01	10,000	5.42	0.01
0.01	300,000	5.77	0.01
0.01	55,000	5.80	0.01
0.01	560,000	6.05	0.01
0.01	75,000	6.37	0.01
0.01	10,000	6.43	0.01
0.01	495,000	6.49	0.01
0.01	25,000	6.77	0.01
0.01	10,000	7.43	0.01
0.01	895,000	7.48	0.01
0.01	25,000	7.77	0.01
0.01	10,000	8.43	0.01
0.01	25,000	8.77	0.01
0.01	10,000	9.43	0.01
0.01	25,000	9.77	0.01
0.06	50,000	6.77	0.06
0.07	125,000	7.77	0.07
0.07	5,837,000	7.49	0.07
0.10	175,000	8.77	0.10
0.14	210,000	5.80	0.14
0.15	3,000,000	5.77	0.15
0.15	5,854,325	6.05	0.15
0.16	75,000	3.70	0.16
0.18	4,830,000	6.49	0.18
0.24	25,000	6.34	0.24
0.24	118,000	6.37	0.24
0.24	175,000	9.77	0.24
0.25	50,000	5.42	0.25
0.25	363,000	5.42	0.25
0.28	25,000	3.43	0.28
0.29	25,000	1.21	0.29
0.39	1,335,000	5.28	0.39
0.59	1,200,000	1.14	0.59
0.59	1,600,000	5.14	0.59
0.92	300,000	0.76	0.92
0.92	550,000	4.77	0.92
0.01 - 0.92	29,481,325		0.20

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the Three months ended
	March 31,
	2026	2025
Weighted-average fair value of underlying stock at grant date	$0.24	$0.10
Dividend yields	—	—
Expected volatility	126%	135%
Risk-free interest rates	3.71%	4.41%
Expected lives (in years)	5.00	5.00
Weighted-average grant date fair value	$0.21	$0.09

Granted to non-employees

The Company did not grant any options to non-employees during the three months ended March 31, 2026 and 2025, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the Three Months Ended March 31,
2026	2025
US$ thousands	US$ thousands
42	18

As of  March 31, 2026, and 2025, there was $nil and $nil, respectively, of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans.

D. Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the "Plan")

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

Under our Plan, the Company under a Request For Waiver Program executed Waiver Term Sheets of a unit option program consisting of a Unit (shares of stock and warrants) of its securities and subsequently an option program consisting of shares of stock to a participant. The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant has the company notation of “ZNWAM.” The warrants were not registered for trading on the OTCQX or any other stock market or trading market. The warrants became exercisable on January 15, 2021 and continued to be exercisable through March 31, 2025.

On March 18, 2025, the entire number of outstanding warrants of 4,376,000 were exercised at $.05 each for total proceeds to Zion of approximately $219,000. As of this report date, there are no ZNWAM warrants outstanding.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant shall have the company notation of “ZNWAQ.” The warrants were not registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through March 31, 2025 at a revised per share exercise price of $.05.

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

On January 15, 2026, the Company issued 145,180,117 of the ZNWAS warrants to one participant, with an expiration date of June 30, 2026. The exercise price of the ZNWAS warrants is $.25.

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

On August 27, 2025, the Company issued 9,019,652 warrants to one participant, with an expiration date of December 31, 2025. The exercise price of the ZNWAT warrants was lowered from $.25 to $.18.

On November 17, 2025, the Company extended the termination date of the ZNWAT warrants from December 31, 2025 to March 31, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On March 20, 2026, the Company extended the termination date of the ZNWAT warrants from March 31, 2026 to April 30, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On April 15, 2026, the Company extended the termination date of the ZNWAT warrants from April 30, 2026 to May 31, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On January 15, 2026, the Company issued 19,147,462 of the ZNWAU warrants to one participant, with an expiration date of June 30, 2026. The exercise price of the ZNWAU warrant is $.25.

On November 6, 2023, under Amendment No. 4, the Company began a new Unit Option under our Plan consisting of units of shares of stock and warrants.  Each warrant provides the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25 and shall have the Company notation of “ZNWBA.” The warrants will not be registered for trading on the OTCQX or any other stock or trading market.

After numerous previous extensions by Amendment to the Prospectus Supplement, in which all references in the Original Prospectus Supplement and Amendment Nos. 1 and 4, concerning the Unit Option continued except for the substitution of the revised Unit Option dates and other features, with all other Plan features, conditions and terms remaining unchanged, on December 10, 2024, under Amendment No. 13, the termination date of the Unit Option was extended to February 28, 2025.

The ZNWBA warrants now became exercisable on March 31, 2025, and continued to be exercisable through March 31, 2026, as a per share exercise price of $0.25.  Zion considers this warrant as permanent equity per ASC 815-40-35-2.  As such, there is no value assigned to this extension.

The Unit Option terminated on February 28, 2025, as described in Amendment No.13, and the ZNWBA warrants, exercisable at $0.25, were issued on March 31, 2025, and will be exercisable through March 31, 2026.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet effective August 27, 2025 of shares of stock to a participant. This program had a maximum investment of $2,500,000. After conclusion of the program on or around September 30, 2025, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock that were acquired.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program effective November 4, 2025 consisting of shares of stock and warrants to a participant. This program had a maximum investment of $250,000 excluding the exercise of any warrants. After conclusion of the program on or around  November 18, 2025, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.05. The warrant shall have the company notation of “ZNWBC.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

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

During the three months ended March 31, 2026, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 34% of the net cash raised through the DSPP.

During the three months ended March 31, 2025, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 56% of the net cash raised through the DSPP.

For the three months ended March 31, 2026 and 2025, approximately $30,000 and $212,000, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in April 2026, and 2025, respectively.

For the three months ended March 31, 2026 and 2025, approximately $8,009,000 and $6,040,000, respectively, were raised under the DSPP program.

The Company raised approximately $974,000 from the period April 1, 2026 through  May 5, 2026, under the DSPP program, which includes collection of the $30,000 stock subscription receivable at March 31, 2026.

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

E. Warrant Table

The warrant balances at  December 31, 2025 and transactions since January 1, 2026 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2025	Issued	Exercised	Expired	03/31/2026
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAS	$0.25	06/30/2026	-	145,180,117	-	-	145,180,117
ZNWAT	$0.18	05/31/2026	9,019,652	-	-	-	9,019,652
ZNWAU	$0.25	06/30/2026	-	19,147,462	-	-	19,147,462
ZNWBA	$0.25	03/31/2026	1,177,950	-	(336,490)	-	841,460
ZNWBB	$0.25	06/30/2026	15,000,000	-	-	-	15,000,000
Outstanding warrants			26,696,406	164,327,579	(336,490)	-	190,687,495

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,C,D,H,I,L	March 2013 – December 2014	2.00	January 31, 2031
ZNWAS Warrants	E	August 2021 – March 2022	0.25	June 30, 2026
ZNWAT Warrants	K,M,O,P	August – September 2022	0.18	May 31, 2026
ZNWAU Warrants	E	October – November 2022	0.25	June 30, 2026
ZNWBA Warrants	F,G	November – December 2024	0.25	March 31, 2026
ZNWBB Warrants	J,N	April 2024 – June 2025	0.25	June 30, 2026

A	On May 29, 2019, the Company extended the expiration date of the warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the warrants by two (2) years.

C	On December 14, 2022, the Company extended the expiration date of the warrants by one (1) year.

D	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

E	These warrants were issued and become exercisable beginning on January 15, 2026 and expire on June 30, 2026.

F	On November 6, 2023, the Company announced a new Unit Offering and the related ZNWBA warrant.

G

On May 29, 2024, the Company filed Amendment No. 10 whereby the current unit option was extended to August 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended. On August 22, 2024, the Company filed Amendment No. 11 whereby the current unit option was extended to October 15, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended.  On October 9, 2024, the Company filed Amendment No. 12 whereby the current unit option was extended to December 31, 2024 and the exercise date and termination date of the related ZNWBA warrants were also extended to January 31, 2026. On December 10, 2024, the Company filed Amendment No. 13 whereby the current unit option was extended to February 28, 2025, when the exercise date and termination date of the related ZNWBA warrants were also extended to March 31, 2026.

H	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date is January 31, 2026.

I	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date is January 31, 2026.

J	On May 19, 2025, the Company issued 15,000,000 warrants to one warrants holder. The expiration date of those ZNWBB warrants was December 31, 2025 and the warrant exercise price is $.25.

K	On August 27, 2025, the Company issued 9,019,652 warrants to one participant, with an expiration date of December 31, 2025. The warrant exercise price was reduced from $.25 to $.18.

L	On November 17, 2025 the Company extended the expiration date of the ZNWAA warrants to January 31, 2031.

M	On December 22, 2025 the Company extended the expiration date of the ZNWAT warrants to March 31, 2026.

N	On December 29, 2025 the Company extended the expiration date of the ZNWBB warrants to June 30, 2026.

O	On March 20, 2026 the Company extended the expiration date of the ZNWAT warrants to April 30, 2026.

P	On April 15, 2026 the Company extended the expiration date of the ZNWAT warrants to May 31, 2026.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	March 31,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	13,886	11,100
Capitalized salary costs	2,738	2,659
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	12,883	12,457
Other costs	39	39
	30,964	27,673

Changes in Unproved oil and gas properties during the three months ended March 31, 2026 and 2025 are as follows:

	For the three months ended
	March 31,
	2026	2025
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	2,786	425
Capitalized salary costs	79	26
Legal and seismic costs, license fees and other preparation costs	426	316
	3,291	767

* Inclusive of non-cash amounts of approximately $1,032,000, and $693,000 during the three months ended March 31, 2026 and 2025, respectively.

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Operating lease assets	$1,114	$1,176

Operating lease liabilities:
Current operating lease liabilities	$133	$130
Non-current operating lease liabilities	$913	$932
Total operating lease liabilities	$1,046	$1,062

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2026 are:

March 31,
2026
Weighted average remaining lease term (years)	4.3
Weighted average discount rate	7.8%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of March 31, 2026:

US$
thousands
2026	134
2027	338
2028	374
2029	208
2030	190
Thereafter	-
Total undiscounted future minimum lease payments	1,244
Less: portion representing imputed interest	(198)
Total undiscounted future minimum lease payments	1,046

Operating lease costs were $86,000 and $62,000 for the three months ended March 31, 2026, and 2025, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $16,000 and $39,000 for the three months ended March 31, 2026, and 2025, respectively. These amounts are included in operating activities in the statements of cash flows.

Right-of-use assets obtained in exchange for new operating lease liabilities were $nil and $nil for the three months ended March 31, 2026, and 2025, respectively.

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

On June 3, 2025, the Company received a notification via summons that it was being sued in the Superior Court of California, County of Los Angeles, under the state’s “Trap and Trace” law. California’s Trap and Trace law, part of the California Invasion of Privacy Act (CIPA) Penal Code Section 638.51 prohibits installing or using devices or processes to capture incoming electronic signaling information (like IP addresses or routing data) without a court order or user consent. The company retained counsel in the state of California. Approximately $25,000 in legal expenses was recognized in 2025 and another approximately $17,000 in 2026.

On March 9, 2026, the Company was advised by the Superior Court of California, County of Los Angeles, that the lawsuit was dismissed without prejudice against the Company.

The Company is not subject to any litigation or claims as of March 31, 2026.

B. Recent Market Conditions – Israel-United States-Iran War, the Israel-Hezbollah War and the Israel-Hamas War

On June 13, 2025, Israel launched Operation Rising Lion by surprise attacks on key military and nuclear facilities in Iran. This was a targeted operation to roll back the Iranian threat to Israel’s very survival. In the opening hours of the war, Israeli air force assassinated some of Iran's prominent military leaders and nuclear scientists, and damaged or destroyed Iran's air defenses and some of its nuclear and military facilities. Israel launched hundreds of airstrikes throughout the war. Iran retaliated with waves of missile and drone strikes against Israeli cities and military sites; over 550 ballistic missiles and more than 1,000 explosive drones were launched by Iran during the war. The Iran-allied Houthis in Yemen also fired several missiles at Israel. On the ninth day of the war, the United States bombed three Iranian nuclear sites. On June 24, 2025, Israel and Iran agreed to a ceasefire.

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader, Ali Khomenei, was killed on this day. There have been daily attacks during March 2026 and into April 2026.  While there has been a temporary ceasefire recently, tensions remain high between the US, Israel, and Iran.

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

On or around October 13, 2025, following more than two years after the initial invasion by Hamas, a ceasefire was negotiated between Israel and Hamas.  The ceasefire deal contains three phases and the first phase involves the release of all living and dead Israeli hostages held by Hamas, along with the release of approximately 1,950 Palestinian prisoners being held in Israeli prisons.  All of the 20 living hostages were released and all of the remains of the dead hostages have been released to Israeli families.  The next phase (phase 2) of the ceasefire deal is underway and involves the disarmament of Hamas.

Immediately after the October 7, 2023 Hamas attack on Israel, the terrorist organization Hezbollah (in Lebanon) began launching daily rockets into Israel. Over the course of the next several months, both Hezbollah and Israel traded rocket fire into the other country, but without engaging in a full war. During the third quarter of 2024, both sides increased the frequency and number of missiles fired. In September 2024, Israel began a ground invasion into Lebanon. On or around November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

In early March 2026, Hezbollah resumed the war against Israel by launching daily attacks, primarily missiles, into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon.

There is uncertainty as to the degree of stability that will be seen in the Middle East, and Israel in particular, due to these present hostilities. While we acknowledge that uncertainty, the Company is moving forward with its MJ-01 re-entry project.

C. Environmental and Onshore Licensing Regulatory Matters

The Company is engaged in oil and gas exploration and production and may become subject to certain liabilities as they relate to environmental clean-up of well sites or other environmental restoration procedures and other obligations as they relate to the drilling of oil and gas wells or the operation thereof. Various guidelines have been published in Israel by the State of Israel’s Petroleum Commissioner and Energy and Environmental Ministries as it pertains to oil and gas activities. Mention of these guidelines was included in previous Zion filings.

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

As of March 31, 2026, and December 31, 2025, the Company accrued $nil and $nil for license regulatory matters.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

D. Bank Guarantees

As of March 31, 2026, and  December 31, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,429,000 and $1,424,000, respectively) and others (approximately $109,000 and $109,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,538,000 and $1,533,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

E. Vendor Concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. At March 31, 2026, there were three suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2025, there were four suppliers that represent 10% or more of the Company’s accounts payable balance.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2026 through March 31, 2026, the USD has fluctuated by approximately 0.8% against the NIS (the USD weakened relative to the NIS). During the period January 1, 2025 through December 31, 2025, the USD fluctuated by approximately 12.5% against the NIS (the USD weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturity of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low-interest rate environment. At  March 31, 2026, and  December 31, 2025, we had cash, cash equivalents, and short-term and long-term bank deposits of approximately $12,250,000 and $9,862,000, respectively. The weighted average annual interest rate related to our cash and cash equivalents for the three months ended March 31, 2026, and for the year ended  December 31, 2025, exclusive of funds at US banks that earn no interest, was approximately 2.7% and 2.8%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 7 - Operating Segments

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

Note 8 - Subsequent Events

The Company has evaluated subsequent events through May 7, 2026, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, other than the following:

(i) Approximately $974,000 was collected through the Company’s DSPP program during the period April 1, 2026 through  May 5, 2026, which includes collection of the $30,000 stock subscription receivable at March 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “DESCRIPTION OF BUSINESS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED December 31, 2025, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Forward-looking statements can be identified by terminology such as “may”, “should”, “expects”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, or “continue” or the negative of these terms or other comparable terminology and include, without limitation, statements regarding:

●	the Israel-US-Iran war which began On February 28, 2026 and the various operational impacts on our exploration program;

●	the Israel-Hamas war which began in October 2023 and the impact the negotiated October 2025 ceasefire will have on our exploration program;

●	the Israel-Hezbollah war which began in 2024, along with wider regional hostilities towards Israel, and their effect on our exploration program;

●	the going concern qualification in our consolidated condensed financial statements;

●	our ability to obtain new license areas to continue our exploration program;

●	our liquidity and our ability to raise capital to finance our overall exploration and development activities within our license area;

●	our ability to continue meeting the requisite continued listing requirements by OTCQX;

●

interruptions, increased financial costs and other adverse impacts of the covid 19 coronavirus pandemic, the Israel-Hamas war, the Israel-Hezbollah war, the Israel-Iran war, and the Russia-Ukraine war on the drilling and testing of our petroleum exploration program and our capital raising efforts;

●	our ability to explore for and develop natural gas and oil resources successfully and economically within a license area;

●	our ability to maintain the exploration license rights to continue our petroleum exploration program;

●	the availability of equipment, such as seismic equipment, drilling rigs, and production equipment as well as access to qualified personnel;

●	the impact of governmental regulations, permitting and other legal requirements in Israel relating to onshore exploratory drilling;

●	our estimates of the time frame within which future exploratory activities will be undertaken;

●	changes in our exploration plans and related budgets;

●	the quality of existing and future license areas with regard to, among other things, the existence of reserves in economic quantities;

●	anticipated trends in our business;

●	our future results of operations;

●	our capital expenditure program;

●	future market conditions in the oil and gas industry

●	the demand for oil and natural gas, both locally in Israel and globally; and

●	the impact of fluctuating oil and gas prices on our exploration efforts.

All references in this Quarterly Report to the “Company”, “Zion”, “we”, “us”, or “our”, are to Zion Oil and Gas, Inc., a Texas corporation, and its wholly-owned subsidiaries, Zion Drilling, Inc. and Zion Drilling Services, Inc. described below.

Current Exploration and Operation Efforts

Zion Oil and Gas, Inc., a Texas corporation, is an oil and gas exploration company with a history of 25 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW”. On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., as a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect. On May 14, 2025, Zion Drilling, Inc. and Zion Drilling Services, Inc. were re-domesticated and converted from Delaware corporations to Texas corporations pursuant to plans of conversion approved unanimously by the directors and shareholders of each corporation. On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts. On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. Zion Drilling Israel Ltd did not have any activities during the  three months ended March 31, 2026.

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

Our rig crew arrived in Israel in January 2026 to begin a new phase of operations at both MJ-01 and MJ-02 in Israel. The team completed routine rig repair and maintenance, including a much-needed upgrade to the generator system, ensuring reliable power for the drilling ahead. A mandatory five-year re-certification and inspection of the rig was also completed and the results indicated that the rig is in good working condition. The crew re-entered the MJ-01 wellbore and completed necessary cleanup, installed a seal below the water aquifer zone, and re-established the mandated water monitoring well as required by the Ministry of Energy and Ministry of Water. Following this work, we rigged down awaiting the next operational phase.

Due to the Israel-Iran war which began on February 28, 2026, and related impacts on logistics and shipping, we demobilized our rig crew. We are monitoring daily the hostilities in the Middle East for the next best opportunity to bring back the rig crew to the wellsite in Israel.  The next phase of operations will be to rig up over the MJ-02 well, plug and abandon the lower sections of that wellbore, set the direction, and begin the planned horizontal drilling operations into the target reservoir zone.

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

During the three months ended March 31, 2026, Zion added approximately $294,000 in costs associated with its drilling rig, approximately $307,000 in rig spare parts and approximately $485,000 in other drilling assets, for total combined additions of $1,086,000. We also recorded approximately $150,000 in self-consumption of rig spare parts.

See the table below for a reconciliation of the rig-related activity during the period ended March 31, 2026:

	Three Months Ended March 31, 2026
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2025	6,700	1,007	969	8,676
Asset Additions	294	307	485	1,086
Asset Disposals for Self-Consumption	-	(150)	-	(150)
March 31, 2026	6,994	1,164	1,454	9,612

Accumulated Depreciation:
December 31, 2025	3,172	-	349	3,521
Asset Depreciation	182	-	56	238
March 31, 2026	3,354	-	405	3,759

Net Assets	3,640	1,164	1,049	5,853

	As of December 31, 2025
	I-35	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
MANASSEH (HEAD OF JOSEPH)
ZION RECOMPLETION SITE
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead Sea
SIMEON

Map 1. Zion’s New Megiddo License 434 as of March 31, 2026.

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

We acknowledge that these new regulations are likely to increase the costs associated with obtaining new exploration rights and drilling new wells. The Company expects that additional financial burdens could occur as a result of the Ministry requiring cash reserves that could otherwise be used for operational purposes.

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

On March 27, 2014, we launched our Dividend Reinvestment and Stock Purchase Plan pursuant to which stockholders and interested investors can purchase shares of the Company’s Common Stock as well as units of the Company’s securities directly from the Company. The terms of the DSPP are described in the Prospectus Supplement originally filed on March 31, 2014 (the “Original Prospectus Supplement”) with the Securities and Exchange Commission (“SEC”) under the Company’s effective registration Statement on Form S-3, as thereafter amended.

Please see Footnote 3D (“Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the "Plan"), which is a part of this Form 10-Q filing, for details about specific stock purchase and unit programs, dates, and filings during the years 2025 and 2026.

For the three months ended March 31, 2026 and 2025, approximately $30,000 and $212,000, respectively, were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. In both cases above, the subscription receivables were received in the following month.

For the three months ended March 31, 2026 and 2025, approximately $8,009,000 and $6,040,000, respectively, were raised under the DSPP program.

The warrants balances at December 31, 2025 and transactions since January 1, 2026are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2025	Issued	Exercised	Expired	03/31/2026
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAS	$0.25	06/30/2026	-	145,180,117	-	-	145,180,117
ZNWAT	$0.18	05/31/2026	9,019,652	-	-	-	9,019,652
ZNWAU	$0.25	06/30/2026	-	19,147,462	-	-	19,147,462
ZNWBA	$0.25	03/31/2026	1,177,950	-	(336,490)	-	841,460
ZNWBB	$0.25	06/30/2026	15,000,000	-	-	-	15,000,000
Outstanding warrants			26,696,406	164,327,579	(336,490)	-	190,687,495

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

Israel-United States-Iran War

On June 13, 2025, Israel launched Operation Rising Lion by surprise attacks on key military and nuclear facilities in Iran. This was a targeted operation to roll back the Iranian threat to Israel’s very survival. In the opening hours of the war, Israeli air force assassinated some of Iran's prominent military leaders and nuclear scientists, and damaged or destroyed Iran's air defenses and some of its nuclear and military facilities. Israel launched hundreds of airstrikes throughout the war. Iran retaliated with waves of missile and drone strikes against Israeli cities and military sites; over 550 ballistic missiles and more than 1,000 explosive drones were launched by Iran during the war. The Iran-allied Houthis in Yemen also fired several missiles at Israel. On the ninth day of the war, the United States bombed three Iranian nuclear sites. On June 24, 2025, Israel and Iran agreed to a ceasefire.

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader, Ali Khomenei, was killed on this day. There have been daily attacks during March 2026 and into April 2026.  While there has been a temporary ceasefire recently, tensions remain high between the US, Israel and Iran.

Israel-Hamas War

The nation of Israel declared war on Hamas following the October 7, 2023 invasion by Hamas into many southern Israeli communities, killing and injuring thousands and the taking of over 200 Israeli hostages into Gaza. Israel formed a war time emergency government with its primary focus on defending its homeland.  As part of the war effort, Israel activated a large number of reservists. Our geologist in Israel was called into service for a month or two in late 2023.  In 2024, he was called up again to serve for a period of months. He has since returned back to work. As a result of his absence, the workload was handled by our US based geologist. We have been able to keep up with the geological workload without any issues.

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2025 and through the date of this filing in May 2026.

On or about January 19, 2025, Israel and Hamas agreed to a ceasefire.  After that date, various agreements have been reached between Israel and Hamas regarding the release of Israeli hostages and the simultaneous release of Hamas prisoners while maintaining a ceasefire.  However, hostilities began again pending release of the remaining Israeli hostages.

On or around October 13, 2025, following more than two years after the initial invasion by Hamas, another ceasefire was negotiated between Israel and Hamas.  The ceasefire deal contains three phases and the first phase involves the release of all living and dead Israeli hostages held by Hamas, along with the release of approximately 1,950 Palestinian prisoners being held in Israeli prisons.  All of the 20 living hostages were released and the remains of the dead hostages have been released to Israeli families.  The next phase (phase 2) of the ceasefire deal is underway and involves the disarmament of Hamas.

There is uncertainty as to the degree of stability that will be seen in the Gaza strip and the wider impact on hostilities in the region.

Israel-Hezbollah War

Immediately after the October 7, 2023 Hamas attack on Israel, the terrorist organization Hezbollah (in Lebanon) began launching daily rockets into Israel. Over the course of the next several months, both Hezbollah and Israel traded rocket fire into the other country, but without engaging in a full war. During the third quarter of 2024, both sides increased the frequency and number of missiles fired. In September 2024, Israel began a ground invasion into Lebanon. On or around November 27, 2024, Israel and Hezbollah signed a ceasefire agreement.

In early March 2026, Hezbollah joined the war against Israel by launching daily attacks, primarily missiles, into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon.

There is uncertainty as to the degree of stability that will be seen in the Middle East, and Israel in particular, due to these present hostilities. While we acknowledge that uncertainty, the Company is moving forward with its MJ-01 re-entry project.

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

The total net book value of our unproved oil and gas properties under the full cost method is $30,964,000 and $27,673,000 at March 31, 2026 and at December 31, 2025, respectively.

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

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. We did not use unobservable (level 3) inputs for fair value measurements at March 31, 2026 and at December 31, 2025, respectively.

RESULTS OF OPERATIONS

	For the three months ended
	March 31,
	2026	2025
	(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,461	1,101
Other	661	599
Subtotal Operating costs and expenses	2,122	1,700

Other expense (income), net	(39)	(25)

Net loss	2,083	1,675

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three months ended March 31, 2026 were $2,122,000 compared to $1,700,000 for the three months ended March 31, 2025. Operating costs and expenses for the three months ended March 31, 2026 were $422,000 (25%) higher compared to the three months ended March 31, 2025. The primary driver of the increase was legal fees incurred for a proactive cyber security assessment.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three months ended March 31, 2026 were $1,461,000 compared to $1,101,000 for the three months ended March 31, 2025. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses were higher by $360,000 (33%) during the most recent quarter versus the prior year quarter primarily due legal fees incurred for a proactive cyber security assessment.

Other expense. Other expenses during the three months ended March 31, 2026 were $661,000 compared to $599,000 for the three months ended March 31, 2025. Other general and administrative expenses are comprised of non-cash compensation and non-professional expenses incurred. Other expenses increased by $62,000 (10%) for the three months ended March 31, 2026. Zion incurred higher rig depreciation expense in 2026 due to rig additions.

Other (income), net. Other (income) during the three months ended March 31, 2026 were ($39,000) compared to ($25,000) for the three months ended March 31, 2025. The income in this category is comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income. Zion earned higher interest income during the three and nine months ended March 31, 2026, due to higher average cash balances.

Net Loss. Net losses for the three months ended March 31, 2026 were $2,083,000 compared to $1,675,000 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be in doubt. Our financial statements for the three months ended March 31, 2026 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At March 31, 2026, we had approximately $10,700,000 in cash and cash equivalents compared to $8,313,000 at December 31, 2025, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $11,317,000 at March 31, 2026 and $9,271,000 at December 31, 2025.

As of March 31, 2026, and December 31, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,429,000 and $1,424,000, respectively) and others (approximately $109,000 and $109,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,538,000 and $1,533,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

During the three months ended March 31, 2026, cash used in operating activities totaled $1,478,000. Cash provided by financing activities during the three months ended March 31, 2026 was $8,045,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan. Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $4,179,000 for the three months ended March 31, 2026.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $974,000 during the period April 1, 2026 through May 5, 2026, which includes collection of the $30,000 stock subscription receivable at March 31, 2026, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through June 2027.

Uncertainties are posed by the various wars and conflicts affecting Israel including, but not limited to, Iran, Hezbollah, Hamas, the Houthis (in Yemen), as well as armed groups in Syria and Iraq. The duration and impacts of these conflicts and/or wars are not fully known at this point in time.

No assurance can be provided that we will be able to raise the needed operating capital.

Even if we raise the needed funds, there are factors that can nevertheless adversely impact our ability to fund our operating needs, including (without limitation), the potential impact of the Israel-US-Iran war, the Israel-Hezbollah war, and Israel-Hamas war, the potential actions of other hostile parties in the region, unexpected or unforeseen cost overruns in exploratory work in existing license areas, the costs associated with extended delays in undertaking the required exploratory work, and plugging and abandonment activities which is typical of what we have experienced in the past.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of March 31, 2026, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Litigation terminated during the period presented is discussed in Note 6.A to the financial statements and is incorporated into this Part II Item 1 by reference.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	May 7, 2026	Date:	May 7, 2026