Form 10-Q
period 2026-06-30
ZION OIL & GAS INC
filed 2026-08-11
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended June 30, 2026;

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

As of August 6, 2026, Zion Oil & Gas, Inc. had outstanding 1,191,883,199 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	June 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
	(unaudited)
Current assets
Cash and cash equivalents	9,608	8,313
Cash and cash equivalents – restricted	1,604	1,549
Prepaid expenses and other (see Note 2H)	1,346	1,554
Governmental receivables	551	100
Loan due from related party (see Note 2G)	-	8
Other receivables	6	5
Total current assets	13,115	11,529

Unproved oil and gas properties, full cost method (see Note 4)	33,199	27,673

Property and equipment at cost
Drilling rig and related equipment, net of accumulated depreciation of $4,022 and $3,521 (see Note 2J)	6,644	5,155
Property and equipment, net of accumulated depreciation of $761 and $743	92	85
	6,736	5,240

Right of Use Lease Assets (see Note 5)	1,049	1,176

Other assets
Assets held for severance benefits	738	662
Total other assets	738	662

Total assets	54,837	46,280

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	1,752	1,053
Lease obligation – current (see Note 5)	154	130
Asset retirement obligation	571	571
Accrued liabilities	909	504
Total current liabilities	3,386	2,258

Long-term liabilities
Lease obligation – non-current (see Note 5)	909	932
Provision for severance pay	742	662
Total long-term liabilities	1,651	1,594

Total liabilities	5,037	3,852

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,600,000,000 shares at June 30, 2026: Issued and outstanding: 1,190,034,995 and 1,156,476,572 shares at June 30, 2026 and December 31, 2025, respectively	11,900	11,565
Additional paid-in capital	343,799	332,421
Stock subscription receivable	(237)	(29)
Accumulated deficit	(305,662)	(301,529)
Total stockholders’ equity	49,800	42,428

Total liabilities and stockholders’ equity	54,837	46,280

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,120	1,101	2,581	2,202
Other	940	895	1,601	1,494
Loss from operations	(2,060)	(1,996)	(4,182)	(3,696)

Other income (expense), net
Foreign exchange (expenses), income	(46)	31	(59)	41
Financial income, net	56	54	108	69

Loss, before income taxes	(2,050)	(1,911)	(4,133)	(3,586)
Income taxes	-	-	-	-

Net loss	(2,050)	(1,911)	(4,133)	(3,586)

Net loss per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-average shares outstanding
Basic and diluted (in thousands)	1,188,605	1,082,402	1,181,408	1,033,131

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and six months ended June 30, 2026

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivable	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balances as of March 31, 2026	1,182,089	11,821	340,253	(30)	(303,612)	48,432
Funds received from sale of DSPP units and shares and exercise of warrants	7,746	77	3,515	(207)	—	3,385
Funds received from option exercises	200	2	31	—	—	33
Net loss	—	—	—	—	(2,050)	(2,050)
Balances as of June 30, 2026	1,190,035	11,900	343,799	(237)	(305,662)	49,800

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balance at December 31, 2025	1,156,477	11,565	332,421	(29)	(301,529)	42,428
Funds received from sale of DSPP units and shares and exercise of warrants	32,958	329	11,273	(208)	—	11,394
Funds received from option exercises	600	6	63	—	—	69
Value of options granted to employees, directors and others as non-cash compensation	—	—	42	—	—	42
Net loss	—	—	—	—	(4,133)	(4,133)
Balances as of June 30, 2026	1,190,035	11,900	343,799	(237)	(305,662)	49,800

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

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
	US$	US$
	thousands	thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(4,133)	(3,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	505	364
Amortization of Right of Use Lease Assets	127	51
Cost of options issued to employees, directors and others as non-cash compensation	42	18
Change in assets and liabilities, net:
Prepaid expenses and other	208	199
Governmental receivables	(451)	(156)
Other receivables	7	(31)
Lease obligation – current and non-current	1	(63)
Severance pay, net	4	1
Accounts payable	13	30
Accrued liabilities	4	32
Net cash used in operating activities	(3,673)	(3,141)

Cash flows from investing activities
Acquisition of property and equipment	(25)	(9)
Acquisition of drilling rig and related equipment	(1,652)	(108)
Investment in unproved oil and gas properties	(4,763)	(3,860)
Net cash used in investing activities	(6,440)	(3,977)

Cash flows from financing activities
Proceeds from exercise of stock options	69	1
Changes in insurance premium financing	-	(314)
Proceeds from issuance of stock and exercise of warrants	11,394	13,780
Net cash provided by financing activities	11,463	13,467

Net increase in cash, cash equivalents and restricted cash	1,350	6,349
Cash, cash equivalents and restricted cash – beginning of period	9,862	3,336
Cash, cash equivalents and restricted cash – end of period	11,212	9,685

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	1,312	1,594
Unpaid investments in drilling rig and related equipment	849	-
Depreciation of oil and gas equipment	254	64
Stock subscription receivable	208	179

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	June 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Cash and cash equivalents	9,608	8,313
Cash and cash equivalents – restricted	1,604	1,549
	11,212	9,862

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Texas corporation (“we,” “our,” “Zion” or the “Company”), is an oil and gas exploration company with a history of 25 years of oil & gas exploration in Israel. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025. As of  June 30, 2026, the Company has no revenues from its oil and gas operations.

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

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. The bank account is denominated in Israeli Shekels. When there are bank transactions in the future, there will be a translation adjustment to United States Dollars. Zion Drilling Israel Ltd did not have any activities during the six months ended June 30, 2026.

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

On May, 18, 2026, the Israel Ministry of Energy extended NMVL 434 until September 13, 2027.

As of June 10, 2026, field operations commenced for the planned sidetrack phase of the Megiddo-Jezreel #2 well in Israel. As expected, Zion re-entered the well, drilled out the temporary plug, conditioned the wellbore downhole, and has proceeded with the planned horizontal sidetrack drilling. Drilling activities are ongoing as of the date of this report. Additionally, our drilling rig has been recertified and recommissioned in accordance with regulatory requirements, and in a fitting tribute, the rig has officially been renamed JB-1 in honor of Zion’s late founder, John Brown.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the year ending December 31, 2026 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended June 30, 2026, the Company incurred a net loss of approximately $4.1 million and had an accumulated deficit of approximately $306 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2026 as the inclusion of 28,956,325 in stock options and 189,846,035 in warrants would be anti-dilutive.

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

We have made estimates as to the potential impact the Israel-United States-Iran war, Israel-Hezbollah war, and the Israel-Hamas war may have on our operations. Actual results may differ from these estimates.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $33,199,000 and $27,673,000 as of June 30, 2026 and December 31, 2025, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables, prepaid expenses and other, Government receivables, accounts payable and accrued liabilities, are carried at historical cost. At June 30, 2026, and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

A hardship loan of $30,000 was given to an executive vice president in March 2025 with the stipulation of monthly repayments of $2,500 beginning in April 2025. All of monthly repayments were collected as of March 31, 2026 and no balance remains. Zion had no other related party transactions during the period ended June 30, 2026

H. Prepaid Expenses

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

J. Depreciation and Accounting for Drilling Rig and Related Equipment

In March 2020, Zion purchased an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts for a purchase price of $5.6 million in cash, inclusive of approximately $540,000 allocated to spare parts and $48,000 allocated to additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet. Zion determined that the life of the JB-1 drilling rig is 10 years (the rig was acquired as the “I-35 rig”, but renamed in 2026 in honor of our late founder, John Brown). Zion is depreciating the rig on a straight-line basis.

Zion uses the First In First Out (“FIFO”) method of accounting for the spare parts, meaning that the earliest items purchased will be the first item charged to the well in which the spare parts get consumed.

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

During the six months ended June 30, 2026 Zion added approximately $1,302,000 in costs associated with its drilling rig, approximately $372,000 in rig spare parts and approximately $556,000 in other drilling assets, for total combined additions of $2,230,000. We also recorded approximately $240,000 in self-consumption of rig spare parts.

See the table below for a reconciliation of the rig-related activity during the period ended June 30, 2026:

JB-1 Drilling Rig & Associated Equipment:

	Six Months Ended June 30, 2026
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2025	6,700	1,007	969	8,676
Asset Additions	1,302	372	556	2,230
Asset Disposals for Self-Consumption	-	(240)	-	(240)
June 30, 2026	8,002	1,139	1,525	10,666

Accumulated Depreciation:
December 31, 2025	3,172	-	349	3,521
Asset Depreciation	374	-	127	501
June 30, 2026	3,546	-	476	4,022

Net Assets	4,456	1,139	1,049	6,644

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

	As of December 31, 2025
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

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

During the six months ended June 30, 2026, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2026 are shown in the table below:

		Weighted
		Average
	Number of	exercise
	shares	price
		US$
Outstanding, December 31, 2025	29,681,325	0.20

Changes during 2026:
Granted to employees, officers, directors and others	200,000	0.21
Expired/Cancelled/Forfeited	(325,000)	0.59
Exercised	(600,000)	0.11
Outstanding, June 30, 2026	28,956,325	0.19
Exercisable, June 30, 2026	28,956,325	0.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of June 30, 2026:

Shares underlying outstanding options (fully vested)
		Weighted
		average	Weighted
Range of		remaining	Average
exercise	Number	contractual	Exercise
price	outstanding	life (years)	price
US$			US$
0.01	107,500	0.50	0.01
0.01	40,000	0.80	0.01
0.01	40,000	1.25	0.01
0.01	62,500	1.50	0.01
0.01	25,000	1.51	0.01
0.01	30,000	1.66	0.01
0.01	4,000	1.77	0.01
0.01	25,000	2.52	0.01
0.01	35,000	3.22	0.01
0.01	150,000	3.39	0.01
0.01	35,000	3.52	0.01
0.01	75,000	4.52	0.01
0.01	200,000	4.89	0.01
0.01	200,000	5.05	0.01
0.01	10,000	5.17	0.01
0.01	300,000	5.52	0.01
0.01	55,000	5.55	0.01
0.01	560,000	5.80	0.01
0.01	75,000	6.12	0.01
0.01	10,000	6.18	0.01
0.01	495,000	6.24	0.01
0.01	25,000	6.52	0.01
0.01	10,000	7.18	0.01
0.01	895,000	7.23	0.01
0.01	25,000	7.52	0.01
0.01	10,000	8.18	0.01
0.01	25,000	8.52	0.01
0.01	10,000	9.18	0.01
0.01	25,000	9.52	0.01
0.06	50,000	6.52	0.06
0.07	125,000	7.52	0.07
0.07	5,837,000	7.24	0.07
0.10	175,000	8.52	0.10
0.14	210,000	5.55	0.14
0.15	2,900,000	5.52	0.15
0.15	5,854,325	5.80	0.15
0.16	75,000	3.45	0.16
0.18	4,730,000	6.24	0.18
0.24	25,000	6.09	0.24
0.24	118,000	6.12	0.24
0.24	175,000	9.52	0.24
0.25	50,000	5.17	0.25
0.25	363,000	5.17	0.25
0.28	25,000	3.18	0.28
0.29	25,000	0.96	0.29
0.39	1,260,000	5.03	0.39
0.59	1,200,000	0.89	0.59
0.59	1,400,000	4.89	0.59
0.92	300,000	0.51	0.92
0.92	500,000	4.52	0.92
0.01 - 0.92	28,956,325		0.19

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

Granted to non-employees

The Company did not grant any options to non-employees during the six months ended June 30, 2026 and 2025, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the Three Months Ended June 30,
2026	2025
US$ thousands	US$ thousands
—	—

For the Six Months Ended June 30,
2026	2025
US$ thousands	US$ thousands
42	18

As of  June 30, 2026, and 2025, there was $nil and $nil, respectively, of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans.

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

On June 8, 2026, the Company extended the termination date of the ZNWAS warrants from June 30, 2026 to October 15, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On May 18, 2026, the Company extended the termination date of the ZNWAT warrants from May 31, 2026 to July 15, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On July 2, 2026, the Company extended the termination date of the ZNWAT warrants from July 15, 2026 to July 31, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On July 20, 2026, the Company extended the termination date of the ZNWAT warrants from July 31, 2026 to August 31, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On June 8, 2026, the Company extended the termination date of the ZNWAU warrants from June 30, 2026 to October 15, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

The ZNWBA warrants now became exercisable and were issued on March 31, 2025, and continued to be exercisable through March 31, 2026, as a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2.  As such, there is no value assigned to this extension.

As of this report date, there are no ZNWBA warrants outstanding.

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

On June 8, 2026, the Company extended the termination date of the ZNWBB warrants from June 30, 2026 to October 15, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

During the six months ended June 30, 2026, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 24% of the net cash raised through the DSPP.

During the six months ended June 30, 2025, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 66% of the net cash raised through the DSPP.

For the six months ended June 30, 2026, approximately $208,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in July 2026.

For the six months ended June 30, 2025, approximately $179,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in July 2025.

For the three and six months ended June 30, 2026, approximately $3,385,000 and $11,394,000, respectively, were raised under the DSPP program.

For the three and six months ended June 30, 2025, approximately $7,740,000 and $13,780,000, respectively, were raised under the DSPP program.

The Company raised approximately $1,115,000 from the period July 1, 2026 through  August 6, 2026, under the DSPP program, which includes collection of the $237,000 stock subscription receivable at June 30, 2026.

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

E. Warrant Table

The warrant balances at  December 31, 2025 and transactions since January 1, 2026 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2025	Issued	Exercised	Expired	06/30/2026
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAS	$0.25	10/15/2026	-	145,180,117	-	-	145,180,117
ZNWAT	$0.18	08/31/2026	9,019,652	-	-	-	9,019,652
ZNWAU	$0.25	10/15/2026	-	19,147,462	-	-	19,147,462
ZNWBA	$0.25	03/31/2026	1,177,950	-	(396,890)	(781,060)	-
ZNWBB	$0.25	10/15/2026	15,000,000	-	-	-	15,000,000
Outstanding warrants			26,696,406	164,327,579	(396,890)	(781,060)	189,846,035

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,C,D,F,I	March 2013 – December 2014	2.00	January 31, 2031
ZNWAS Warrants	E,N	August 2021 – March 2022	0.25	October 15, 2026
ZNWAT Warrants	H,J,L,M,O,P,Q	August – September 2022	0.18	August 31, 2026
ZNWAU Warrants	E,N	October – November 2022	0.25	October 15, 2026
ZNWBB Warrants	G,K,N	April 2024 – June 2025	0.25	October 15, 2026

A	On May 29, 2019, the Company extended the expiration date of the warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the warrants by two (2) years.

C	On December 14, 2022, the Company extended the expiration date of the warrants by one (1) year.

D	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

E	These warrants were issued and became exercisable beginning on January 15, 2026 and set to expire on June 30, 2026.

F	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date was January 31, 2026.

G	On May 19, 2025, the Company issued 15,000,000 warrants to one warrants holder. The expiration date of those ZNWBB warrants was December 31, 2025 and the warrant exercise price is $.25.

H	On August 27, 2025, the Company issued 9,019,652 warrants to one participant, with an expiration date of December 31, 2025. The warrant exercise price was reduced from $.25 to $.18.

I	On November 17, 2025 the Company extended the expiration date of the ZNWAA warrants to January 31, 2031.

J	On December 22, 2025 the Company extended the expiration date of the ZNWAT warrants to March 31, 2026.

K	On December 29, 2025 the Company extended the expiration date of the ZNWBB warrants to June 30, 2026.

L	On March 20, 2026 the Company extended the expiration date of the ZNWAT warrants to April 30, 2026.

M	On April 15, 2026 the Company extended the expiration date of the ZNWAT warrants to May 31, 2026.

N	On June 8, 2026 the Company extended the expiration date of the ZNWAS warrants, the ZNWAU warrants and the ZNWBB warrants to October 15, 2026.

O	On May 18, 2026 the Company extended the expiration date of the ZNWAT warrants to July 15, 2026.

P	On July 2, 2026 the Company extended the expiration date of the ZNWAT warrants to July 31, 2026.

Q	On July 20, 2026 the Company extended the expiration date of the ZNWAT warrants to August 31, 2026.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	June 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	15,838	11,100
Capitalized salary costs	2,827	2,659
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	13,077	12,457
Other costs	39	39
	33,199	27,673

Changes in Unproved oil and gas properties during the three and six months ended June 30, 2026 and 2025 are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	1,952	3,847	4,738	4,272
Capitalized salary costs	89	26	168	52
Legal and seismic costs, license fees and other preparation costs	194	263	620	579
	*2,235	*4,136	*5,526	*4,903

* Inclusive of non-cash amounts of approximately $534,000, and $965,000 during the three months ended June 30, 2026 and 2025, respectively.
* Inclusive of non-cash amounts of approximately $1,566,000, and $1,658,000 during the six months ended June 30, 2026 and 2025, respectively.

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Operating lease assets	$1,049	$1,176

Operating lease liabilities:
Current operating lease liabilities	$154	$130
Non-current operating lease liabilities	$909	$932
Total operating lease liabilities	$1,063	$1,062

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2026 are:

June 30,
2026
Weighted average remaining lease term (years)	4.0
Weighted average discount rate	7.8%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheets as of June 30, 2026:

US$
thousands
2026	103
2027	382
2028	369
2029	185
2030	211
Thereafter	-
Total undiscounted future minimum lease payments	1,250
Less: portion representing imputed interest	(187)
Total operating lease liabilities	1,063

Operating lease costs were $102,000 and $188,000 for the three and six months ended June 30, 2026, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Operating lease costs were $80,000 and $142,000 for the three and six months ended June 30, 2025, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was ($17,000) and ($1,000) for the three and six months ended June 30, 2026, respectively. These amounts are included in operating activities in the statements of cash flows.

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

The Company is not subject to any litigation or claims as of June 30, 2026.

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

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader, Ali Khomenei, was killed on this day. There have been daily attacks during March 2026 and into April 2026. Hostilities escalated significantly during the Passover holiday period in early April 2026, when Iran launched a massive retaliatory wave of hundreds of ballistic missiles and drone salvos targeting cities and infrastructure throughout Israel. Following these intensive exchanges, a temporary ceasefire was implemented on April 8, 2026. While direct kinetic engagements subsequently subsided into a tense naval standoff through May, a formal bilateral 60-day stabilization framework was initiated on June 17, 2026, to manage regional security boundaries and lift maritime blockades. Tensions still remain high between the US, Israel, and Iran.

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

In early March 2026, Hezbollah resumed the war against Israel by launching daily attacks, primarily missiles, into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon. These active border hostilities peaked in intensity in late March and early April 2026, resulting in significant defensive maneuvers to establish a security buffer zone in southern Lebanon. A 10-day cessation of hostilities was instituted on April 16, 2026, which underwent consecutive diplomatic extensions through May. Sporadic field skirmishes persisted and a regional truce framework was negotiated on June 19, 2026. Israel stated that they will abide by the truce on a strict "quiet for quiet" basis.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

D. Bank Guarantees

As of June 30, 2026, and  December 31, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,461,000 and $1,424,000, respectively) and others (approximately $118,000 and $109,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,579,000 and $1,533,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

E. Vendor Concentration

The Company’s financial instruments that are exposed to a concentration of credit risk are accounts payable. At June 30, 2026, there were three suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2025, there were four suppliers that represent 10% or more of the Company’s accounts payable balance.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2026 through June 30, 2026, the USD has fluctuated by approximately 6.6% against the NIS (the USD weakened relative to the NIS). During the period January 1, 2025 through December 31, 2025, the USD fluctuated by approximately 12.5% against the NIS (the USD weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturity of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low-interest rate environment. At  June 30, 2026, and  December 31, 2025, we had cash, cash equivalents, and short-term and long-term bank deposits of approximately $11,212,000 and $9,862,000, respectively. The weighted average annual interest rate related to our cash and cash equivalents for the three and six months ended June 30, 2026, exclusive of funds at US banks that earn no interest, was approximately 3.4% and 3.0%, respectively.

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

Within our Statement of Operations, the Company has two primary categories of expenses: (1) “General and Administrative” costs, which consists primarily of salaries, payroll taxes and benefits, and a broad range of non-compensation related expenses, including fees for directors, accounting, legal , as well as other professional fees, and (2) "Other Operating expenses" category which includes costs for various lines of insurance, information technology services, investor relations activities, office facilities, depreciation and annual meeting expenses.  Zion has had very low employee turnover in recent years and our CODM monitors the salaries paid to its existing workforce.  Additionally, the CODM is the decision maker in its annual insurance renewals for directors and officers, cybersecurity, rig and third-party liability insurance, both in Dallas and in Israel.

General and Administrative expenses and Other Operating expenses, are comprised as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
General and administrative expenses	thousands	thousands	thousands	thousands
Salaries and wages	675	661	1,428	1,317
Payroll taxes	111	122	234	238
Employee Benefits	128	124	268	248
Legal and professional Fees	83	71	403	144
Accounting Fees	69	65	136	138
Director's Fees	54	58	112	117
Total General and administrative expenses	1,120	1,101	2,581	2,202

Other Operating expenses
Depreciation	264	179	504	363
IT and maintenance	160	125	306	287
Annual meeting	238	306	238	306
Office facilities and rent	100	85	200	153
Insurance	87	105	192	227
Other	91	95	161	158
Total Other Operating expenses	940	895	1,601	1,494

Note 8 - Subsequent Events

The Company has evaluated subsequent events through August 11, 2026, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements, other than the following:

(i) Approximately $1,115,000 was collected through the Company’s DSPP program during the period July 1, 2026, through  August 6, 2026, which includes collection of the $237,000 stock subscription receivable at June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES TO THOSE STATEMENTS INCLUDED IN THIS FORM 10-Q. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE DISCUSSION OF RISK FACTORS IN THE “RISK FACTORS” SECTION OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED December 31, 2025, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Current Exploration and Operation Efforts

Zion Oil and Gas, Inc., a Texas corporation, is an oil and gas exploration company with a history of 25 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW”. On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., as a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect. On May 14, 2025, Zion Drilling, Inc. and Zion Drilling Services, Inc. were re-domesticated and converted from Delaware corporations to Texas corporations pursuant to plans of conversion approved unanimously by the directors and shareholders of each corporation. On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts. On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. Zion Drilling Israel Ltd did not have any activities during the six months ended June 30, 2026.

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434” or “Exploration License 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. This NMVL 434 effectively supersedes our previous NML 428. On May, 18, 2026, the Israel Ministry of Energy extended NMVL 434 until September 13, 2027.

As of June 10, 2026, field operations commenced for the planned sidetrack phase of the Megiddo-Jezreel #2 well in Israel. As expected, Zion re-entered the well, drilled out the temporary plug, conditioned the wellbore downhole, and has proceeded with the planned horizontal sidetrack drilling. Drilling activities are ongoing as of the date of this report. Additionally, our drilling rig has been recertified and recommissioned in accordance with regulatory requirements, and in a fitting tribute, the rig has officially been renamed JB-1 in honor of Zion’s late founder, John Brown.

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

JB-1 Drilling Rig & Associated Equipment

Zion purchased an onshore oil and gas drilling rig, drilling pipe, related equipment and spare parts in March 2020 for a purchase price of $5.6 million in cash, inclusive of approximately $540,000 allocated to spare parts and $48,000 allocated to additional separate assets. The value of the spare parts and separate assets are captured in separate ledger accounts, but reported as one line item with the drilling rig on the balance sheet. Zion determined that the life of the JB-1 drilling rig (the rig Zion purchased), is 10 years. Zion is depreciating the rig on a straight-line basis.

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

During the six months ended June 30, 2026, Zion added approximately $1,302,000 in costs associated with its drilling rig, approximately $372,000 in rig spare parts and approximately $556,000 in other drilling assets, for total combined additions of $2,230,000. We also recorded approximately $240,000 in self-consumption of rig spare parts.

See the table below for a reconciliation of the rig-related activity during the period ended June 30, 2026:

	Six Months Ended June 30, 2026
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2025	6,700	1,007	969	8,676
Asset Additions	1,302	372	556	2,230
Asset Disposals for Self-Consumption	-	(240)	-	(240)
June 30, 2026	8,002	1,139	1,525	10,666

Accumulated Depreciation:
December 31, 2025	3,172	-	349	3,521
Asset Depreciation	374	-	127	501
June 30, 2026	3,546	-	476	4,022

Net Assets	4,456	1,139	1,049	6,644

	As of December 31, 2025
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
MANASSEH (HEAD OF JOSEPH)
ZION RECOMPLETION SITE
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead Sea
SIMEON

Map 1. Zion’s New Megiddo License 434 as of June 30, 2026

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

For the six months ended June 30, 2026, approximately $208,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in July 2026

For the six months ended June 30, 2025, approximately $179,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in July 2025.

For the three and six months ended June 30, 2026, approximately $3,385,000 and $11,394,000, respectively, were raised under the DSPP program.

For the three and six months ended June 30, 2025, approximately $7,740,000 and $13,780,000, respectively, were raised under the DSPP program.

The warrants balances at December 31, 2025 and transactions since January 1, 2026 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	12/31/2025	Issued	Exercised	Expired	06/30/2026
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAS	$0.25	10/15/2026	-	145,180,117	-	-	145,180,117
ZNWAT	$0.18	08/31/2026	9,019,652	-	-	-	9,019,652
ZNWAU	$0.25	10/15/2026	-	19,147,462	-	-	19,147,462
ZNWBA	$0.25	03/31/2026	1,177,950	-	(396,890)	(781,060)	-
ZNWBB	$0.25	10/15/2026	15,000,000	-	-	-	15,000,000
Outstanding warrants			26,696,406	164,327,579	(396,890)	(781,060)	189,846,035

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

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader, Ali Khomenei, was killed on this day. There have been daily attacks during March 2026 and into April 2026. Hostilities escalated significantly during the Passover holiday period in early April 2026, when Iran launched a massive retaliatory wave of hundreds of ballistic missiles and drone salvos targeting cities and infrastructure throughout Israel. Following these intensive exchanges, a temporary ceasefire was implemented on April 8, 2026. While direct kinetic engagements subsequently subsided into a tense naval standoff through May, a formal bilateral 60-day stabilization framework was initiated on June 17, 2026, to manage regional security boundaries and lift maritime blockades. Tensions still remain high between the US, Israel, and Iran

Israel-Hamas War

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

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2025 and through the date of this filing in August 2026.

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

In early March 2026, Hezbollah joined the war against Israel by launching daily attacks, primarily missiles, into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon. These active border hostilities peaked in intensity in late March and early April 2026, resulting in significant defensive maneuvers to establish a security buffer zone in southern Lebanon. A 10-day cessation of hostilities was instituted on April 16, 2026, which underwent consecutive diplomatic extensions through May. Sporadic field skirmishes persisted and a regional truce framework was negotiated on June 19, 2026. Israel stated that they will abide by the truce on a strict "quiet for quiet" basis.

There is uncertainty as to the degree of stability that will be seen in the Middle East, and Israel in particular, due to these present hostilities. While we acknowledge that uncertainty, the Company is moving forward with its MJ-02 re-entry project.

Critical Accounting Estimates

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

We have identified the accounting estimates which we believe are most critical to the reported financial status by considering accounting policies that involve the most complex of subjective decisions or assessment.

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

The total net book value of our unproved oil and gas properties under the full cost method is $33,199,000 and $27,673,000 at June 30, 2026 and at December 31, 2025, respectively.

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

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. We did not use unobservable (level 3) inputs for fair value measurements at June 30, 2026 and at December 31, 2025, respectively.

RESULTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,120	1,101	2,581	2,202
Other	940	895	1,601	1,494
Subtotal Operating costs and expenses	2,060	1,996	4,182	3,696

Other expense (income), net	(10)	(85)	(49)	(110)

Net loss	2,050	1,911	4,133	3,586

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and six months ended June 30, 2026 were $2,060,000 and $4,182,000, respectively, compared to $1,996,000 and $3,696,000, respectively, for the three and six months ended June 30, 2025. Operating costs and expenses for the three months ended June 30, 2026 were $64,000 (3%) higher compared to the three months ended June 30, 2025. Operating costs and expenses for the six months ended June 30, 2026 were $486,000 (13%) higher compared to the six months ended June 30, 2025. The primary driver of the increase was legal fees incurred for a proactive cyber security assessment.

General and administrative expenses. General and administrative expenses (“G&A expenses”) for the three and six months ended June 30, 2026 were $1,120,000 and $2,581,000, respectively, compared to $1,101,000 and $2,202,000, respectively, for the three and six months ended June 30, 2025. This expense grouping includes salaries, benefits, stock option expenses and professional fees. G&A expenses were higher by $19,000 (2%) during the most recent quarter versus the prior year quarter. G&A expenses increased $379,000, (17%) during the first six months of 2026 as compared to the six months of 2025, primarily due to higher legal fees incurred for a proactive cyber security assessment.

Other expense. Other expenses during the three and six months ended June 30, 2026 were $940,000 and $1,601,000, respectively, compared to $895,000 and $1,494,000, respectively, for the three and six months ended June 30, 2025. Other general and administrative expenses are comprised of non-cash compensation and non-professional expenses incurred. Other expenses increased by $45,000, (5%) and by $107,000, or about 7% for the three and six months ended June 30, 2026 respectively. Zion incurred higher rig depreciation expense in 2026 due to rig additions.

Other expenses (income), net. Other expenses (income) during the three and six months ended June 30, 2026 were ($10,000) and ($49,000), respectively, compared to ($85,000) and ($110,000), respectively, for the three and six months ended June 30, 2025. The income in this category is comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income. Zion earned higher interest income during the three and six months ended June 30, 2026, due to higher average cash balances.

Net Loss. Net losses for the three and six months ended June 30, 2026 were $2,050,000 and $4,133,000, respectively, compared to $1,911,000 and $3,586,000, respectively, for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be in doubt. Our financial statements for the six months ended June 30, 2026 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At June 30, 2026, we had approximately $9,608,000 in cash and cash equivalents compared to $8,313,000 at December 31, 2025, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $9,729,000 at June 30, 2026 and $9,271,000 at December 31, 2025.

As of June 30, 2026, and December 31, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,461,000 and $1,424,000, respectively) and others (approximately $118,000 and $109,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,579,000 and $1,533,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

During the six months ended June 30, 2026, cash used in operating activities totaled $3,673,000. Cash provided by financing activities during the six months ended June 30, 2026 was $11,463,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan. Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $6,440,000 for the six months ended June 30, 2026.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,115,000 during the period July 1, 2026 through August 6, 2026, which includes collection of the $237,000 stock subscription receivable at June 30, 2026, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through December 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of June 30, 2026, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended  June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	August 11, 2026	Date:	August 11, 2026