Form 10-Q
period 2026-09-30
ZION OIL & GAS INC
filed 2026-11-10
CIK 1131312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period ended September 30, 2026;

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

As of November 5, 2026, Zion Oil & Gas, Inc. had outstanding 1,208,587,546 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

Zion Oil & Gas, Inc.

Consolidated Condensed Balance Sheets as of

	September 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
	(unaudited)
Current assets
Cash and cash equivalents	6,998	8,313
Cash and cash equivalents – restricted	1,603	1,549
Prepaid expenses and other (see Note 2H)	1,974	1,554
Governmental receivables (see Note 2I)	488	100
Loan due from related party (see Note 2G)	-	8
Other receivables	6	5
Total current assets	11,069	11,529

Unproved oil and gas properties, full cost method (see Note 4)	38,383	27,673

Property and equipment
Drilling rig and related equipment, net of accumulated depreciation of $4,345 and $3,521 (see Note 2K)	6,348	5,155
Property and equipment, net of accumulated depreciation of $771 and $743	82	85
Total Property and equipment, net	6,430	5,240

Right of Use Lease Assets (see Note 5)	983	1,176

Other assets
Assets held for severance benefits	741	662
Total other assets	741	662

Total assets	57,606	46,280

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	863	1,053
Lease obligation – current (see Note 5)	180	130
Asset retirement obligation	571	571
Accrued liabilities	651	504
Total current liabilities	2,265	2,258

Long-term liabilities
Lease obligation – non-current (see Note 5)	836	932
Provision for severance pay	745	662
Total long-term liabilities	1,581	1,594

Total liabilities	3,846	3,852

Commitments and contingencies (see Note 6)

Stockholders’ equity
Common stock, par value $.01; Authorized: 1,600,000,000 shares at September 30, 2026: Issued and outstanding: 1,203,418,077 and 1,156,476,572 shares at September 30, 2026 and December 31, 2025, respectively	12,034	11,565
Additional paid-in capital	349,231	332,421
Stock subscription receivable	(59)	(29)
Accumulated deficit	(307,446)	(301,529)
Total stockholders’ equity	53,760	42,428

Total liabilities and stockholders’ equity	57,606	46,280

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
	thousands	thousands	thousands	thousands
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
General and administrative	1,047	1,117	3,628	3,319
Depreciation	325	178	829	541
Other	446	398	1,543	1,529
Loss from operations	(1,818)	(1,693)	(6,000)	(5,389)

Other income (expense), net
Foreign exchange (expenses), income	(6)	(83)	(65)	(42)
Financial income, net	40	57	148	126

Loss, before income taxes	(1,784)	(1,719)	(5,917)	(5,305)
Income taxes	-	-	-	-

Net loss	(1,784)	(1,719)	(5,917)	(5,305)

Net loss per share of common stock
Basic and diluted (in US$)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-average shares outstanding
Basic and diluted (in thousands)	1,195,861	1,116,590	1,186,285	1,061,263

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Zion Oil & Gas, Inc.

Consolidated Condensed Statement of Changes in Stockholders’ Equity (Unaudited)

For the three and nine months ended September 30, 2026

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivable	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balances as of June 30, 2026	1,190,035	11,900	343,799	(237)	(305,662)	49,800
Funds received from sale of DSPP units and shares and exercise of warrants	13,383	134	5,552	178	—	5,864
Costs associated with the issuance of shares	—	—	(125)	—	—	(125)
Value of options granted to employees, directors and others as non-cash compensation	—	—	5	—	—	5
Net loss	—	—	—	—	(1,784)	(1,784)
Balances as of September 30, 2026	1,203,418	12,034	349,231	(59)	(307,446)	53,760

			Additional
	Common Stock		paid-in	Subscription	Accumulated
	Shares	Amounts	Capital	Receivables	deficit	Total
		US$	US$	US$	US$	US$
	thousands	thousands	thousands	thousands	thousands	thousands
Balance at December 31, 2025	1,156,477	11,565	332,421	(29)	(301,529)	42,428
Funds received from sale of DSPP units and shares and exercise of warrants	46,341	463	16,825	(30)	—	17,258
Funds received from option exercises	600	6	63	—	—	69
Costs associated with the issuance of shares	—	—	(125)	—	—	(125)
Value of options granted to employees, directors and others as non-cash compensation	—	—	47	—	—	47
Net loss	—	—	—	—	(5,917)	(5,917)
Balances as of September 30, 2026	1,203,418	12,034	349,231	(59)	(307,446)	53,760

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

Zion Oil & Gas, Inc.

Consolidated Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
	US$	US$
	thousands	thousands
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	(5,917)	(5,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	829	540
Amortization of Right of Use Lease Assets	193	79
Cost of options issued to employees, directors and others as non-cash compensation	47	20
Change in assets and liabilities, net:
Prepaid expenses and other	(420)	91
Governmental receivables	(388)	2
Other receivables	7	(16)
Lease obligation – current and non-current	(46)	(8)
Severance pay, net	4	2
Accounts payable	28	31
Accrued liabilities	94	(49)
Net cash used in operating activities	(5,569)	(4,613)

Cash flows from investing activities
Acquisition of property and equipment	(25)	(10)
Acquisition of drilling rig and related equipment	(2,895)	(174)
Investment in unproved oil and gas properties	(10,016)	(5,208)
Net cash used in investing activities	(12,936)	(5,392)

Cash flows from financing activities
Proceeds from exercise of stock options	69	1
Changes in insurance premium financing	-	(446)
Costs paid related to the issuance of new shares	(83)	-
Proceeds from issuance of stock and exercise of warrants	17,258	18,571
Net cash provided by financing activities	17,244	18,126

Net (decrease), increase in cash, cash equivalents and restricted cash	(1,261)	8,121
Cash, cash equivalents and restricted cash – beginning of period	9,862	3,336
Cash, cash equivalents and restricted cash – end of period	8,601	11,457

Supplemental schedule of cash flow information

Non-cash investing and financing activities:
Unpaid investments in oil & gas properties	876	629
Unpaid costs associated with the issuance of shares	42	-
Depreciation of oil and gas equipment	629	71
Stock subscription receivable	30	359

The accompanying notes are an integral part of the unaudited interim consolidated condensed financial statements.

Cash, cash equivalents and restricted cash, are comprised as follows:

	September 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Cash and cash equivalents	6,998	8,313
Cash and cash equivalents – restricted	1,603	1,549
	8,601	9,862

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern

A. Nature of Operations

Zion Oil & Gas, Inc., a Texas corporation (“we,” “our,” “Zion” or the “Company”), is an oil and gas exploration company with a history of 26 years of oil & gas exploration in Israel. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025. As of  September 30, 2026, the Company has no revenues from its oil and gas operations.

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

On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts.  On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. The bank account is denominated in Israeli Shekels. When there are bank transactions in the future, there will be a translation adjustment to United States Dollars. Zion Drilling Israel Ltd did not have any activities during the nine months ended September 30, 2026.

Zion has the trademark “ZION DRILLING” filed with the United States Patent and Trademark Office. Zion has the trademark filed with the World Intellectual Property Organization in Geneva, Switzerland, pursuant to the Madrid Agreement and Protocol. In addition, Zion has the trademark filed with the Israeli Trademark Office in Israel.

Exploration Rights/Exploration Activities

New Megiddo Valleys License 434 (“NMVL 434”) – Megiddo-Jezreel #1 Re-Entry (“MJ-02”)

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

During the last week of October 2026, our completion crew and equipment arrived in Israel.  Completion operations commenced in early November 2026, and we expect the work to take approximately three weeks.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 1 - Nature of Operations, Basis of Presentation and Going Concern (cont’d)

B. Basis of Presentation

The accompanying unaudited interim consolidated condensed financial statements of Zion Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the year ending December 31, 2026 or for any other subsequent interim period.

C. Going Concern

The Company incurs cash outflows from operations, and all exploration activities and overhead expenses to date have been financed by way of equity or debt financing. The recoverability of the costs incurred to date is uncertain and dependent upon achieving significant commercial production of hydrocarbons.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and ultimately generating profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be in substantial doubt. The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company is actively considering financing alternatives and programs under its Dividend Reinvestment and Stock Purchase Plan (“DSPP” or “Plan”). During the nine months ended September 30, 2026, the Company incurred a net loss of approximately $5.9 million and had an accumulated deficit of approximately $307 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financials were issued.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies

A. Net Loss per Share Data

Basic and diluted net loss per share of common stock, par value $0.01 per share (“Common Stock”), is presented in conformity with ASC 260-10 “Earnings Per Share.” Diluted net loss per share is the same as basic net loss per share for 2026 as the inclusion of 28,966,325 in stock options and 189,846,035 in warrants would be anti-dilutive.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. The Company performs a quarterly analysis of its unproved oil and gas properties compared to the estimated value of hydrocarbons to be recovered in a discovery. Estimates of production, market prices per barrel of oil equivalent, and expected lifting costs are used in the analysis. If the book value of our unproved oil and gas properties exceeds the value of hydrocarbons to be recovered, then an impairment would be recorded to write down the value of the unproved oil and gas properties. The analysis for the current quarter resulted in no impairment recorded. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes.

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

Currently, the Company has no economically recoverable reserves and no amortization base. The Company’s unproved oil and gas properties consist of capitalized exploration costs of $38,383,000 and $27,673,000 as of September 30, 2026 and December 31, 2025, respectively.

D. Fair Value Measurements

The Company follows Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures.” Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

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

The Company’s financial instruments, including cash and cash equivalents, other receivables, prepaid expenses and other, Government receivables, accounts payable and accrued liabilities, are carried at historical cost. At September 30, 2026, and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

F. Warrants

In connection with the Dividend Reinvestment and Stock Purchase Plan (“DSPP” or the "Plan") financing arrangements as further described in Note 3, the Company has issued warrants to purchase shares of its common stock. The outstanding warrants are stand-alone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. The Company measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date. Warrants issued in conjunction with the issuance of common stock are initially recorded and accounted as a part of the DSPP investment as additional paid-in capital of the common stock issued. All other warrants are recorded at fair value and expensed over the requisite service period or at the date of issuance, if there is not a service period. Warrants granted in connection with ongoing arrangements are more fully described in Notes 3D, E and F.

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

A hardship loan of $30,000 was given to an executive vice president in March 2025 with the stipulation of monthly repayments of $2,500 beginning in April 2025. All of monthly repayments were collected as of March 31, 2026 and no balance remains. Zion had no other related party transactions during the period ended September 30, 2026.

H. Prepaid Expenses

The Company makes prepayments for various types of goods and services, including, but not limited to, operational and logistics costs, insurance, professional subscriptions, licenses and other fees.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 2 - Summary of Significant Accounting Policies (cont’d)

I. Government Receivables

The Company routinely pays value added tax (“VAT”) on all Israeli denominated payments, for which reimbursements are later received from the Israel Tax Authority in Israel.  Additionally, the Company receives partial refunds on the purchase of diesel fuel related to our operational activities.

J. Recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” The ASU requires public business entities to disclose additional details regarding specific expense categories (such as inventory purchases, employee compensation, and depreciation) in the notes to interim and annual financial statements. The standard takes effect for annual periods beginning after December 15, 2026, with early adoption permitted. The adoption of this ASU do not have any impact on our consolidated condensed financial position, results of operations, or cash flow.

The Company does not believe that the adoption of any recently issued accounting pronouncements had a significant impact on our consolidated condensed financial position, results of operations, or cash flow.

K. Depreciation and Accounting for Drilling Rig and Related Equipment

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

During the nine months ended September 30, 2026 Zion added approximately $1,591,000 in costs associated with its drilling rig, approximately $477,000 in rig spare parts and approximately $556,000 in other drilling assets, for total combined additions of $2,624,000. We also recorded approximately $607,000 in self-consumption of rig spare parts.

See the table below for a reconciliation of the rig-related activity during the period ended September 30, 2026:

JB-1 Drilling Rig & Associated Equipment:

	Nine Months Ended September 30, 2026
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2025	6,700	1,007	969	8,676
Asset Additions	1,591	477	556	2,624
Asset Disposals for Self-Consumption	-	(607)	-	(607)
September 30, 2026	8,291	877	1,525	10,693

Accumulated Depreciation:
December 31, 2025	3,172	-	349	3,521
Asset Depreciation	628	-	196	824
September 30, 2026	3,800	-	545	4,345

Net Assets	4,491	877	980	6,348

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

	As of December 31, 2025
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

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

During the nine months ended September 30, 2026, the Company granted the following options from the Omnibus Plan for employees, directors and consultants, to purchase shares of common stock as non-cash compensation:

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

iii.

Options to purchase 10,000 shares of Common Stock to one staff member, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2036. These options were granted per the provisions of the Israeli Appendix to the Plan (“Israeli Appendix”). The Israeli Appendix shall apply only to Participants who are residents of the State of Israel or those who are deemed to be residents of the State of Israel for the payment of tax. The fair value of the options at the date of grant amounted to approximately $5,000.

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

iii.

Options to purchase 10,000 shares of Common Stock to one staff member, at an exercise price of $0.01 per share. The options vested upon grant and are exercisable through September 1, 2035. These options were granted per the provisions of the Israeli Appendix to the Plan (“Israeli Appendix”). The Israeli Appendix shall apply only to Participants who are residents of the State of Israel or those who are deemed to be residents of the State of Israel for the payment of tax. The fair value of the options at the date of grant amounted to approximately $2,000.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

B. Stock Options

The stock option transactions since January 1, 2026 are shown in the table below:

		Weighted
		Average
	Number of	exercise
	shares	price
		US$
Outstanding, December 31, 2025	29,681,325	0.20

Changes during 2026:
Granted to employees, officers, directors and others	210,000	0.20
Expired/Cancelled/Forfeited	(325,000)	0.59
Exercised	(600,000)	0.11
Outstanding, September 30, 2026	28,966,325	0.19
Exercisable, September 30, 2026	28,966,325	0.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

The following table summarizes information about stock options outstanding as of September 30, 2026:

Shares underlying outstanding options (fully vested)
		Weighted
		average	Weighted
Range of		remaining	Average
exercise	Number	contractual	Exercise
price	outstanding	life (years)	price
US$			US$
0.01	107,500	0.25	0.01
0.01	40,000	0.55	0.01
0.01	40,000	1.00	0.01
0.01	62,500	1.25	0.01
0.01	25,000	1.26	0.01
0.01	30,000	1.41	0.01
0.01	4,000	1.52	0.01
0.01	25,000	2.27	0.01
0.01	35,000	2.97	0.01
0.01	150,000	3.14	0.01
0.01	35,000	3.27	0.01
0.01	75,000	4.27	0.01
0.01	200,000	4.64	0.01
0.01	200,000	4.80	0.01
0.01	10,000	4.92	0.01
0.01	300,000	5.27	0.01
0.01	55,000	5.30	0.01
0.01	560,000	5.55	0.01
0.01	75,000	5.87	0.01
0.01	10,000	5.93	0.01
0.01	495,000	5.99	0.01
0.01	25,000	6.27	0.01
0.01	10,000	6.93	0.01
0.01	895,000	6.98	0.01
0.01	25,000	7.27	0.01
0.01	10,000	7.93	0.01
0.01	25,000	8.27	0.01
0.01	10,000	8.93	0.01
0.01	25,000	9.27	0.01
0.01	10,000	9.93	0.01
0.06	50,000	6.27	0.06
0.07	125,000	7.27	0.07
0.07	5,837,000	6.99	0.07
0.10	175,000	8.27	0.10
0.14	210,000	5.30	0.14
0.15	2,900,000	5.27	0.15
0.15	5,854,325	5.55	0.15
0.16	75,000	3.20	0.16
0.18	4,730,000	5.99	0.18
0.24	25,000	5.84	0.24
0.24	118,000	5.87	0.24
0.24	175,000	9.27	0.24
0.25	50,000	4.92	0.25
0.25	363,000	4.92	0.25
0.28	25,000	2.93	0.28
0.29	25,000	0.71	0.29
0.39	1,260,000	4.78	0.39
0.59	1,200,000	0.64	0.59
0.59	1,400,000	4.64	0.59
0.92	300,000	0.26	0.92
0.92	500,000	4.27	0.92
0.01 - 0.92	28,966,325		0.19

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Granted to employees

The following table sets forth information about the weighted-average fair value of options granted to employees and directors during the year, using the Black Scholes option-pricing model and the weighted-average assumptions used for such grants:

	For the Nine Months Ended
	September 30,
	2026	2025
Weighted-average fair value of underlying stock at grant date	$0.25	$0.10
Dividend yields	—	—
Expected volatility	124% - 126%	135%
Risk-free interest rates	3.71% - 4.55%	4.41%
Expected lives (in years)	5.00	5.00
Weighted-average grant date fair value	$0.22	$0.09

Granted to non-employees

The Company did not grant any options to non-employees during the nine months ended September 30, 2026 and 2025, respectively.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

C. Compensation Cost for Warrant and Option Issuances

The following table sets forth information about the compensation cost of warrant and option issuances recognized for employees and directors:

For the Three Months Ended September 30,
2026	2025
US$ thousands	US$ thousands
5	2

For the Nine Months Ended September 30,
2026	2025
US$ thousands	US$ thousands
47	20

As of  September 30, 2026, and 2025, there was $nil and $nil, respectively, of unrecognized compensation cost, related to non-vested stock options granted under the Company’s various stock option plans.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on June 18, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25. The warrant had had the company notation of “ZNWAQ.” The warrants were not registered for trading on the OTCQX or any other stock market or trading market. The warrants were issued on May 5, 2022 and were exercisable through March 31, 2025 at a revised per share exercise price of $.05.

During  March 2025, the entire number of outstanding warrants of 23,428,348 were exercised at $.05 each for total proceeds to Zion of approximately $1,171,000.  As of this report date, there are no ZNWAQ warrants outstanding.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program consisting of units of shares of stock and warrants to a participant. After conclusion of the program on November 15, 2021, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $1.00. The warrant has the company notation of “ZNWAS.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

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

On August 12, 2026, the Company extended the termination date of the ZNWAS warrants from October 15, 2026 to January 31, 2027. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On October 12, 2026, the Company extended the termination date of the ZNWAS warrants from January 31, 2027 to April 15, 2027. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On December 22, 2025, the Company extended the termination date of the ZNWAT warrants from December 31, 2025 to March 31, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On August 12, 2026, the Company extended the termination date of the ZNWAT warrants from August 31, 2026 to October 15, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On October 12, 2026, the Company extended the termination date of the ZNWAT warrants from October 15, 2026 to January 15, 2027. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

On August 12, 2026, the Company extended the termination date of the ZNWAU warrants from October 15, 2026 to January 15, 2027. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On October 12, 2026, the Company extended the termination date of the ZNWAU warrants from January 15, 2027 to April 15, 2027. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On November 6, 2023, under Amendment No. 4, the Company began a new Unit Option under our Plan consisting of units of shares of stock and warrants.  Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.25 and has the Company notation of “ZNWBA.” The warrants will not be registered for trading on the OTCQX or any other stock or trading market.

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

The ZNWBA warrants became exercisable and were issued on March 31, 2025, and continued to be exercisable through March 31, 2026, at a per share exercise price of $0.25. Zion considers this warrant as permanent equity per ASC 815-40-35-2.

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

On August 12, 2026, the Company extended the termination date of the ZNWBB warrants from October 15, 2026 to December 15, 2026. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

On October 12, 2026, the Company extended the termination date of the ZNWBB warrants from December 15, 2026 to April 15, 2027. Zion considers this warrant as permanent equity per ASC 815-40-35-2. As such, there is no value assigned to this extension.

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

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet of a unit program effective November 4, 2025 consisting of shares of stock and warrants to a participant. This program had a maximum investment of $250,000 excluding the exercise of any warrants. After conclusion of the program on or around  November 18, 2025, the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.05. The warrant has the company notation of “ZNWBC.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

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

On August 12, 2026, the Company filed an Amendment No. 1 to the Prospectus Supplement dated as of December 11, 2024 (“Original Prospectus Supplement”) and accompanying base prospectus dated November 27, 2024 (collectively, the “Prospectus”) relating to the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan” or “DSPP”). The Prospectus forms a part of the Company’s Registration Statement on Form S-3 (File No. 333-283500), which was declared effective by the SEC on December 11, 2024 (the “Registration Statement”).

Under our Plan, we are providing a Unit Option under Amendment No. 1. Our Unit Program consists of the combination of Common Stock and warrants with basic Unit Program features, conditions and terms outlined in the Original Prospectus Supplement.  Amendment No. 1 provides the option period, unit price and the determination of the number of shares of Common Stock and warrants per unit. The Program began on August 12, 2026, and was scheduled to terminate on September 10, 2026.  The Company, at its sole discretion, extended the Unit Program another 15 days with the new termination date on September 25, 2026.  The Unit Option consisted of Units of our securities where each Unit (priced at $250.00 each) was comprised of (i) a certain number of shares of Common Stock determined by dividing $250.00 (the price of one Unit) by the average of the high and low sale prices of the Company’s publicly traded common stock as reported on the OTCQX on the Unit Purchase Date and  (ii) Common Stock purchase warrants to purchase an additional seventy-five (75) shares of Common Stock at a per share exercise price of $0.75.  The participant’s Plan account was credited with the number of shares of the Company’s Common Stock and Warrants that were acquired under the Units purchased.  Each warrant affords the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $0.75.  The warrant has the Company notation of “ZNWBD.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

The ZNWBD warrants became exercisable on October 27, 2026 and continue to be exercisable through April 27, 2027 at a per share exercise price of $0.75. On November 5, 2026, 596,700 warrants were issued to the warrant holders.

Under our Plan, the Company under a Request For Waiver Program executed a Waiver Term Sheet effective August 12, 2026 through October 12, 2026, consisting of shares of stock and warrants to a participant. This program had a maximum investment of $2,500,000 excluding the exercise of any warrants. The participant completed the full investment of $2,500,000 on October 12, 2026 and the participant’s Plan account was credited with the number of shares of the Company’s Common Stock and warrants that were acquired. Each warrant provided the participant the opportunity to purchase one share of our Common Stock at a warrant exercise price of $.19. A total of 9,625,337 warrants were issued to the participant on October 13, 2026 and the warrant has the company notation of “ZNWBE.” The warrants will not be registered for trading on the OTCQX or any other stock market or trading market.

During the nine months ended September 30, 2026, two participants who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 26% of the net cash raised through the DSPP.

During the nine months ended September 30, 2025, one participant who participated in the “Request for Waiver” aspect of the DSPP contributed approximately 64% of the net cash raised through the DSPP.

For the  nine months ended September 30, 2026, approximately $59,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in October 2026.

For the nine months ended September 30, 2025, approximately $359,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in October 2025.

For the three and nine months ended September 30, 2026, approximately $5,864,000 and $17,258,000, respectively, were raised under the DSPP program.

For the three and nine months ended September 30, 2025, approximately $4,791,000 and $18,571,000, respectively, were raised under the DSPP program.

The Company raised approximately $1,080,000 from the period October 1, 2026 through  November 5, 2026, under the DSPP program, which includes collection of the $59,000 stock subscription receivable at September 30, 2026.

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

E. Warrant Table

The warrant balances at  December 31, 2025 and transactions since January 1, 2026 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	December 31, 2025	Issued	Exercised	Expired	September 30, 2026
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAS	$0.25	04/15/2027	-	145,180,117	-	-	145,180,117
ZNWAT	$0.18	01/15/2027	9,019,652	-	-	-	9,019,652
ZNWAU	$0.25	04/15/2027	-	19,147,462	-	-	19,147,462
ZNWBA	$0.25	03/31/2026	1,177,950	-	(396,890)	(781,060)	-
ZNWBB	$0.25	04/15/2027	15,000,000	-	-	-	15,000,000
Outstanding warrants			26,696,406	164,327,579	(396,890)	(781,060)	189,846,035

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 3 - Stockholders’ Equity (cont’d)

F. Warrant Descriptions of Current Warrants

The price and the expiration dates for the series of warrants to investors are shown in the table below. The listing contains only those warrants with a future expiration date.

		Period of Grant	US$	Expiration Date
ZNWAA Warrants	A,B,C,D,F,I	March 2013 – December 2014	2.00	January 31, 2031
ZNWAS Warrants	E,N,R,S	August 2021 – March 2022	0.25	April 15, 2027
ZNWAT Warrants	H,J,L,M,O,P,Q,R,S	August – September 2022	0.18	January 15, 2027
ZNWAU Warrants	E,N,R,S	October – November 2022	0.25	April 15, 2027
ZNWBB Warrants	G,K,N,R,S	April 2024 – June 2025	0.25	April 15, 2027
ZNWBD Warrants	T	August – September 2026	0.75	April 27, 2027
ZNWBE Warrants	U	August – October 2026	0.19	February 13, 2027

A	On May 29, 2019, the Company extended the expiration date of the warrants by one (1) year.

B	On September 15, 2020, the Company extended the expiration date of the warrants by two (2) years.

C	On December 14, 2022, the Company extended the expiration date of the warrants by one (1) year.

D	On January 10, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year.

E	These warrants were issued and became exercisable beginning on January 15, 2026 and set to expire on June 30, 2026.

F	On November 12, 2024, the Company extended the expiration date of the ZNWAA warrant by one (1) year. The new expiration date was January 31, 2026.

G	On May 19, 2025, the Company issued 15,000,000 warrants to one warrants holder. The expiration date of those ZNWBB warrants was December 31, 2025 and the warrant exercise price is $.25.

H	On August 27, 2025, the Company issued 9,019,652 warrants to one participant, with an expiration date of December 31, 2025. The warrant exercise price was reduced from $.25 to $.18.

I	On November 17, 2025 the Company extended the expiration date of the ZNWAA warrants to January 31, 2031.

J	On December 22, 2025 the Company extended the expiration date of the ZNWAT warrants to March 31, 2026.

K	On December 29, 2025 the Company extended the expiration date of the ZNWBB warrants to June 30, 2026.

L	On March 20, 2026 the Company extended the expiration date of the ZNWAT warrants to April 30, 2026.

M	On April 15, 2026 the Company extended the expiration date of the ZNWAT warrants to May 31, 2026.

N	On June 8, 2026 the Company extended the expiration date of the ZNWAS warrants, the ZNWAU warrants and the ZNWBB warrants to October 15, 2026.

O	On May 18, 2026 the Company extended the expiration date of the ZNWAT warrants to July 15, 2026.

P	On July 2, 2026 the Company extended the expiration date of the ZNWAT warrants to July 31, 2026.

Q	On July 20, 2026 the Company extended the expiration date of the ZNWAT warrants to August 31, 2026.

R	On August 12, 2026 the Company extended the expiration date of the ZNWAS warrants to January 31, 2027, the ZNWAT warrants to October 15, 2026, the ZNWAU warrants to January 15, 2027, and the ZNWBB warrants to December 15, 2026.

S	On October 12, 2026 the Company extended the expiration date of the ZNWAS warrants to April 15, 2027, the ZNWAT warrants to January 15, 2027, the ZNWAU warrants to April 15, 2027, and the ZNWBB warrants to April 15, 2027.

T	On November 5, 2026, the Company issued 596,700 warrants to those investors who purchased units as part of the latest unit offering which terminated on or around September 25, 2026. The expiration date of these ZNWBD warrants is April 27, 2027 and the warrant exercise price is $.75.

U	On October 13, 2026, the Company issued 9,625,337 warrants to a participant. The expiration date of these ZNWBE warrants is February 13, 2027 and the warrant exercise price is $.19.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 4 - Unproved Oil and Gas Properties, Full Cost Method

Unproved oil and gas properties, under the full cost method, are comprised as follows:

	September 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	20,537	11,100
Capitalized salary costs	2,923	2,659
Capitalized interest costs	1,418	1,418
Legal and seismic costs, license fees and other preparation costs	13,466	12,457
Other costs	39	39
	38,383	27,673

Changes in Unproved oil and gas properties during the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the three months ended				For the nine months ended
	September 30,				September 30,
	2026		2025		2026		2025
	US$		US$		US$		US$
	thousands		thousands		thousands		thousands
Excluded from amortization base:
Drilling costs, and other operational related costs	4,699		681		9,437		4,528
Capitalized salary costs	96		55		264		81
Legal and seismic costs, license fees and other preparation costs	389		413		1,009		676
	5,184	*	1,149	*	10,710	*	5,285	*

* Inclusive of non-cash amounts of approximately ($61,000), and $1,505,000 during the three and nine months ended September 30, 2026, respectively.
* Inclusive of non-cash amounts of approximately $965,000, and $700,000 during the three and nine months ended September 30, 2025, respectively.

Please refer to Footnote 1 – Nature of Operations and Going Concern for more information about Zion’s exploration activities.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and lease obligations

The Company is a lessee in several non-cancellable operating leases for transportation and office space.

The table below presents the operating lease assets and liabilities recognized on the balance sheet as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	US$	US$
	thousands	thousands
Operating lease assets	$983	$1,176

Operating lease liabilities:
Current operating lease liabilities	$180	$130
Non-current operating lease liabilities	$836	$932
Total operating lease liabilities	$1,016	$1,062

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

The Company’s weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2026 are:

September 30,
2026
Weighted average remaining lease term (years)	3.8
Weighted average discount rate	7.8%

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 5 - Right of use lease assets and leases obligations (cont’d)

The table below reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under non-cancellable operating leases with terms of more than one year to the total operating lease liabilities recognized on the condensed balance sheet as of September 30, 2026:

US$
thousands
2026	62
2027	280
2028	362
2029	280
2030	195
Thereafter	-
Total undiscounted future minimum lease payments	1,179
Less: portion representing imputed interest	(163)
Total operating lease liabilities	1,016

Operating lease costs were $89,000 and $277,000 for the three and nine months ended September 30, 2026, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Operating lease costs were $84,000 and $226,000 for the three and nine months ended September 30, 2025, respectively. Operating lease costs are included within general and administrative expenses on the statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $45,000 and $46,000 for the three and nine months ended September 30, 2026, respectively. These amounts are included in operating activities in the statements of cash flows.

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

The Company is not subject to any litigation or claims as of September 30, 2026.

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

On February 28, 2026, Israel and the United States jointly attacked Iran. The attacks took the form of missile strikes throughout Iran targeting regime leadership, nuclear sites, ballistic missile sites and other military infrastructure. Iran’s former supreme leader, Ali Khomenei, was killed on this day. There were daily attacks during March 2026 and into April 2026. Hostilities escalated significantly during the Passover holiday period in early April 2026, when Iran launched a massive retaliatory wave of hundreds of ballistic missiles and drone salvos targeting cities and infrastructure throughout Israel. Following these intensive exchanges, a temporary ceasefire was implemented on April 8, 2026. While direct kinetic engagements subsequently subsided into a tense naval standoff through May, a formal bilateral 60-day stabilization framework was initiated on June 17, 2026, to manage regional security boundaries and lift maritime blockades. Tensions still remain high between the US, Israel, and Iran.

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

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 6 - Commitments and Contingencies (cont’d)

D. Bank Guarantees

As of September 30, 2026, and  December 31, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,447,000 and $1,424,000, respectively) and others (approximately $115,000 and $109,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,562,000 and $1,533,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

E. Supplier Concentration

The Company uses various worldwide vendors to acquire products and services. At September 30, 2026, there were two suppliers that represent 10% or more of the Company’s accounts payable balance. At December 31, 2025, there were four suppliers that represent 10% or more of the Company’s accounts payable balance.

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

Foreign Currency Exchange Rate Risks. A portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels (“NIS”). As a result, we have significant exposure to the risk of fluctuating exchange rates with the U.S. Dollar (“USD”), our primary reporting currency. During the period January 1, 2026 through September 30, 2026, the USD has fluctuated by approximately 4.0% against the NIS (the USD weakened relative to the NIS). During the period January 1, 2025 through December 31, 2025, the USD fluctuated by approximately 12.5% against the NIS (the USD weakened relative to the NIS). Continued weakening of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses. To date, we have not hedged any of our currency exchange rate risks, but we may do so in the future.

Interest Rate Risk. Our exposure to market risk relates to our cash and investments. We maintain an investment portfolio of short-term bank deposits and money market funds. The securities in our investment portfolio are not leveraged, and are, due to their very short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturity of our investments, we do not believe that a change in market interest rates would have a significant negative impact on the value of our investment portfolio except for reduced income in a low-interest rate environment. At  September 30, 2026, and  December 31, 2025, we had cash, cash equivalents, and restricted cash of approximately $8,601,000 and $9,862,000, respectively. The weighted average annual interest rate related to our cash and cash equivalents for the three and nine months ended September 30, 2026, exclusive of funds at US banks that earn no interest, was approximately 3.4% and 3.1%, respectively.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash in short-term bank deposits and money market funds that may invest in high quality debt instruments.

Zion Oil & Gas, Inc.

Consolidated Condensed Notes to Financial Statements (Unaudited)

Note 7 - Operating Segments

The Company has one operating segment and its Chief Operating Decision Maker (“CODM”) is its CEO.  Consistent with its mission and vision, the Company explores for hydrocarbons in onshore Israel. The CODM manages exploration activities considering the following areas, at a minimum: (1) geological prospects within its license area and related feasibility to produce hydrocarbons, (2) the regulatory, administrative and political climate in Israel, (3) competition in Israel, (4) equipment and labor sourcing and (5) operational financing. Additionally, the CODM monitors our consolidated net loss and operational cash expenditures closely in consultation with its COO and CFO.

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

General and Administrative expenses and Other Operating expenses, are comprised as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	US$	US$	US$	US$
General and administrative expenses	thousands	thousands	thousands	thousands
Salaries and wages	567	673	1,995	1,990
Payroll taxes	86	106	320	344
Employee benefits	135	134	403	382
Legal and professional fees	130	76	533	220
Accounting fees	76	71	212	209
Director's fees	53	57	165	174
Total General and administrative expenses	1,047	1,117	3,628	3,319

Other Operating expenses
IT and maintenance	156	141	462	428
Annual meeting	(6)	(36)	232	270
Office facilities and rent	86	90	286	243
Insurance	100	113	292	340
Other	110	90	271	248
Total Other Operating expenses	446	398	1,543	1,529

Note 8 - Subsequent Events

The Company has evaluated subsequent events through November 10, 2026, the date of filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustment to or disclose in our disclosures in the condensed consolidated financial statements, other than the following:

(i) Approximately $1,080,000 was collected through the Company’s DSPP program during the period October 1, 2026, through  November 5, 2026, which includes collection of the $59,000 stock subscription receivable at September 30, 2026.

(ii) Extension of the warrant termination dates for ZNWAS, ZNWAT, ZNWAU and ZNWBB warrants in October 2026 (see note 3).

(iii) Completion of the $2,500,000 warrant program in October 2026 (see Note 3) and,

(iv) Commencement of completion activities in November 2026 (see Note 1).

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

All references in this Quarterly Report to the “Company”, “Zion”, “we”, “us”, or “our”, are to Zion Oil and Gas, Inc., a Texas corporation, and its wholly-owned subsidiaries, Zion Drilling, Inc., Zion Drilling Services, Inc., and Zion Drilling Israel Ltd., are described below.

Current Exploration and Operation Efforts

Zion Oil and Gas, Inc., a Texas corporation, is an oil and gas exploration company with a history of 26 years of oil and gas exploration in Israel. We were incorporated in Florida on April 6, 2000 and reincorporated in Delaware on July 9, 2003. The shareholders of Zion Oil & Gas, Inc. approved the re-domestication of its incorporation to Texas on June 4, 2025. We completed our initial public offering in January 2007. Our common stock, par value $0.01 per share (the “Common Stock”) currently trades on the OTCQX marketplace of OTC Markets, Inc. under the symbol “ZNOG” and our Common Stock warrant under the symbol “ZNOGW”. On January 24, 2020, Zion incorporated a wholly owned subsidiary, Zion Drilling, Inc., as a Delaware corporation, for the purpose of owning a drilling rig, related equipment and spare parts, and on January 31, 2020, Zion incorporated another wholly owned subsidiary, Zion Drilling Services, Inc., a Delaware corporation, to act as the contractor providing such drilling services. When Zion is not using the rig for its own exploration activities, Zion Drilling Services may contract with other operators in Israel to provide drilling services at market rates then in effect. On May 14, 2025, Zion Drilling, Inc. and Zion Drilling Services, Inc. were re-domesticated and converted from Delaware corporations to Texas corporations pursuant to plans of conversion approved unanimously by the directors and shareholders of each corporation. On October 19, 2022, Zion incorporated a wholly owned subsidiary in Israel, Zion Drilling Israel Ltd, for the purpose of owning a drilling rig and related equipment and spare parts. On this date, the entity was created as a placeholder only. A bank account was created in November 2024 and a tax file was created in January 2025. Zion Drilling Israel Ltd did not have any activities during the nine months ended September 30, 2026.

On September 14, 2023, the Israel Ministry of Energy approved a new Megiddo Valleys License 434 (“NMVL 434” or “Exploration License 434”), allowing for oil and gas exploration on approximately 75,000 acres or 302 square kilometers. This Exploration License 434 is valid for three years until September 13, 2026 with four potential 1-year extensions for a total of seven years until September 13, 2030. On May 18, 2026, the Israel Ministry of Energy extended NMVL 434 until September 13, 2027. This NMVL 434 effectively supersedes our previous NML 428.

As of June 10, 2026, field operations commenced for the planned sidetrack phase of the Megiddo-Jezreel #2 well in Israel. As expected, Zion re-entered the well, drilled out the temporary plug, conditioned the wellbore downhole, and proceeded with the planned horizontal sidetrack drilling. Additionally, our drilling rig has been recertified and recommissioned in accordance with regulatory requirements, and in a fitting tribute, the rig has officially been renamed JB-1 in honor of Zion’s late founder, John Brown.

During the last week of October 2026, our completion crew and equipment arrived in Israel.  Completion operations commenced in early November 2026, and we expect the work to take approximately three weeks.

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

It is also noteworthy that various components and systems on the rig will be subject to certifications by the manufacturer to ensure that the rig is maintained at optimal levels. Per standard practice in upstream oil and gas, each certification performed on our drilling rig increases the useful life of the rig by five years. The costs of each certification will be added to the drilling rig account, and our straight-line amortization will be adjusted accordingly.  As noted above, we have recently completed that recertification and recommissioning of our rig in accordance with regulatory requirements.

During the nine months ended September 30, 2026, Zion added approximately $1,591,000 in costs associated with its drilling rig, approximately $477,000 in rig spare parts and approximately $556,000 in other drilling assets, for total combined additions of $2,624,000. We also recorded approximately $607,000 in self-consumption of rig spare parts.

See the table below for a reconciliation of the rig-related activity during the period ended September 30, 2026:

	Nine Months Ended September 30, 2026
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2025	6,700	1,007	969	8,676
Asset Additions	1,591	477	556	2,624
Asset Disposals for Self-Consumption	-	(607)	-	(607)
September 30, 2026	8,291	877	1,525	10,693

Accumulated Depreciation:
December 31, 2025	3,172	-	349	3,521
Asset Depreciation	628	-	196	824
September 30, 2026	3,800	-	545	4,345

Net Assets	4,491	877	980	6,348

	As of December 31, 2025
	JB-1	Rig	Other
	Drilling	Spare	Drilling
	Rig	Parts	Assets	Total
	US$	US$	US$	US$
Gross Assets:	thousands	thousands	thousands	thousands
December 31, 2024	6,495	747	343	7,585
Asset Additions	205	312	626	1,143
Asset Disposals for Self-Consumption	-	(52)	-	(52)
December 31, 2025	6,700	1,007	969	8,676

Accumulated Depreciation:
December 31, 2024	2,538	-	269	2,807
Asset Depreciation	634	-	80	714
December 31, 2025	3,172	-	349	3,521

Net Assets	3,528	1,007	620	5,155

Zion’s ability to fully undertake all of these aforementioned activities is subject to its raising the needed capital from its continuing offerings, of which no assurance can be provided.

LEBANON
NAPHTALI
ASHER
EAST MANASSEH
HAIFA
Sea of Galilee
SYRIA
ZEBULUN
ISSACHAR
MEGIDDO VALLEYS LICENSE
75,000 ACRES
CAESAREA
MANASSEH (HEAD OF JOSEPH)
ZION RECOMPLETION SITE
Mediterranean Sea
ISRAEL
TEL AVIV
GAD
EPHRAIM
DAN
BENJAMIN
JERUSALEM
REUBEN
JUDAH
Dead Sea
SIMEON

Map 1. Zion’s New Megiddo License 434 as of September 30, 2026

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

For the nine months ended September 30, 2026, approximately $59,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in October 2026

For the nine months ended September 30, 2025, approximately $359,000 were recorded under the Company’s Statement of Changes in Stockholders’ Equity as Subscriptions Receivables. These funds were later received in October 2025.

For the three and nine months ended September 30, 2026, approximately $5,864,000 and $17,258,000, respectively, were raised under the DSPP program.

For the three and nine months ended September 30, 2025, approximately $4,791,000 and $18,571,000, respectively, were raised under the DSPP program.

The warrants balances at December 31, 2025 and transactions since January 1, 2026 are shown in the table below:

		Warrant	Outstanding				Outstanding
	Exercise	Termination	Balance,	Warrants	Warrants	Warrants	Balance,
Warrants	Price	Date	December 31, 2025	Issued	Exercised	Expired	September 30, 2026
ZNWAA	$2.00	01/31/2031	1,498,804	-	-	-	1,498,804
ZNWAS	$0.25	04/15/2027	-	145,180,117	-	-	145,180,117
ZNWAT	$0.18	01/15/2027	9,019,652	-	-	-	9,019,652
ZNWAU	$0.25	04/15/2027	-	19,147,462	-	-	19,147,462
ZNWBA	$0.25	03/31/2026	1,177,950	-	(396,890)	(781,060)	-
ZNWBB	$0.25	04/15/2027	15,000,000	-	-	-	15,000,000
Outstanding warrants			26,696,406	164,327,579	(396,890)	(781,060)	189,846,035

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

●

General and Administrative Expenses: Overhead, including wages, payroll taxes, and benefits for our Dallas and Israel offices, directors fees, audit fees, legal fees and other professional fees, are included in general and administrative expenses.

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

Our operations in Israel take place at the wellsite in north central Israel, away from the primary location of the war in southern Israel.  Our drilling rig, pad site, employees and service providers were safe throughout 2025 and through the date of this filing in November 2026.

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

In early March 2026, Hezbollah again began launching daily attacks, primarily missiles, into northern Israel. Israel responded by launching its own missiles into Beirut and southern Lebanon and moving ground forces into southern Lebanon. These active border hostilities peaked in intensity in late March and early April 2026, resulting in significant defensive maneuvers to establish a security buffer zone in southern Lebanon. A 10-day cessation of hostilities was instituted on April 16, 2026, which underwent consecutive diplomatic extensions through May. Sporadic field skirmishes persisted and a regional truce framework was negotiated on June 19, 2026. Israel stated that they will abide by the truce on a strict "quiet for quiet" basis.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from operations before income taxes.

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

The total net book value of our unproved oil and gas properties under the full cost method is $38,383,000 and $27,673,000 at September 30, 2026 and at December 31, 2025, respectively.

Asset Retirement Obligation

We record a liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived assets.

Fair Value Considerations

We follow ASC 820, “Fair Value Measurements and Disclosures.” Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. We did not use unobservable (level 3) inputs for fair value measurements at September 30, 2026 and at December 31, 2025, respectively.

RESULTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(US $ in thousands)		(US $ in thousands)
Operating costs and expenses:
General and administrative expenses	1,047	1,117	3,628	3,319
Depreciation	325	178	829	541
Other	446	398	1,543	1,529
Subtotal Operating costs and expenses	1,818	1,693	6,000	5,389

Other expense (income), net	(34)	26	(83)	(84)

Net loss	1,784	1,719	5,917	5,305

Revenue. We currently have no revenue generating operations.

Operating costs and expenses. Operating costs and expenses for the three and nine months ended September 30, 2026 were $1,818,000 and $6,000,000, respectively, compared to $1,693,000 and $5,389,000, respectively, for the three and nine months ended September 30, 2025.

For the three months ended September 30, 2026, General and administrative expenses dropped $70,000 (6%) compared to the same period ended September 30, 2025. Wages, taxes and benefits dropped $126,000, primarily due to a lower headcount in 2026. This was partially offset by higher Legal and professional fees ($54,000 higher), primarily due to a proactive cyber security assessment.

For the three months ended September 30, 2026, Depreciation expenses increased $147,000 (83%) compared to the same period ended September 30, 2025. This was due to higher depreciation expenses associated with additions to the drilling rig from the re-certification.

For the three months ended September 30, 2026, Other operating costs and expenses were higher by $48,000 (12%) compared to the same period ended September 30, 2025. The primary driver of this variance was a one-time expense adjustment in September 2025 related to annual meeting expenses.

For the nine months ended September 30, 2026, General and administrative expenses increased $309,000 (9%) compared to the same period ended September 30, 2025. This variance was due to higher Legal and professional fees related to a proactive cyber security assessment.

For the nine months ended September 30, 2026, Depreciation expenses increased $288,000 (53%) compared to the same period ended September 30, 2025. This was due to higher depreciation expenses associated with additions to the drilling rig from the re-certification.

Other expenses (income), net. Other expenses (income) during the three and nine months ended September 30, 2026 were ($34,000) and ($83,000), respectively, compared to $26,000 and ($84,000), respectively, for the three and nine months ended September 30, 2025. The income in this category is comprised of foreign currency exchange costs, primarily the New Israeli Shekel (NIS) to the US dollar, and the financial expenses/income.

For the three months ended September 30, 2026, financial income increased $60,000 compared to the same period ended September 30, 2025. Zion had higher average cash balances during the current year, the interest rate was higher, and the Company more proactively managed its cash in interest-bearing accounts.

Net Loss. Net losses for the three and nine months ended September 30, 2026 were $1,784,000 and $5,917,000, respectively, compared to $1,719,000 and $5,305,000, respectively, for the three and nine months ended September 30, 2025.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. As discussed above, we have historically met our capital requirements through the issuance of common stock as well as proceeds from the exercise of warrants and options to purchase common shares.

Our ability to continue as a going concern is dependent upon obtaining the necessary financing to complete further exploration and development activities and generate profitable operations from our oil and natural gas interests in the future. Our current operations are dependent upon the adequacy of our current assets to meet our current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, our ability to continue as a going concern will be in doubt. Our financial statements for the nine months ended September 30, 2026 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred a history of operating losses and negative cash flows from operations. Therefore, there is substantial doubt about our ability to continue as a going concern.

At September 30, 2026, we had approximately $6,998,000 in cash and cash equivalents compared to $8,313,000 at December 31, 2025, which does not include any restricted funds. Our working capital (current assets minus current liabilities) was $8,804,000 at September 30, 2026 and $9,271,000 at December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company provided Israeli-required bank guarantees to various governmental bodies (approximately $1,447,000 and $1,424,000, respectively) and others (approximately $115,000 and $109,000, respectively) with respect to its drilling operation in an aggregate amount of approximately $1,562,000 and $1,533,000, respectively. The (cash) funds backing these guarantees are held in restricted interest-bearing accounts in Israel and are reported on the Company’s balance sheets as cash and cash equivalents – restricted.

During the nine months ended September 30, 2026, cash used in operating activities totaled $5,569,000. Cash provided by financing activities during the nine months ended September 30, 2026 was $17,244,000 and is primarily attributable to proceeds received from the Dividend Reinvestment and Stock Purchase Plan. Net cash used in investing activities such as unproved oil and gas properties, equipment and spare parts was $12,936,000 for the nine months ended September 30, 2026.

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

Accounting standards require management to evaluate our ability to continue as a going concern for a period of one year subsequent to the date of the filing of this Form 10-Q. We expect to incur additional significant expenditures to further our exploration and development programs. While we raised approximately $1,080,000 during the period October 1, 2026 through November 5, 2026, which includes collection of the $59,000 stock subscription receivable at September 30, 2026, we will need to raise additional funds in order to continue our exploration and development activities in our license area. Additionally, we estimate that, when we are not actively drilling a well, our expenditures are approximately $600,000 per month excluding exploratory operational activities. However, when we are actively drilling a well, we estimate an additional minimum expenditure of approximately $2,500,000 per month. The above estimates are subject to change. Subject to the qualifications specified below, management believes that our existing cash balance, coupled with anticipated proceeds under the DSPP, will be sufficient to finance our plan of operations through January 2027.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. As of September 30, 2026, our chief executive officer and our chief financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended  September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ZION OIL & GAS, INC.
(Registrant)

By:	/s/ Robert W.A. Dunn	By:	/s/ Michael B. Croswell Jr.
	Robert W. A. Dunn		Michael B. Croswell Jr.
	Chief Executive Officer		President and Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Date:	November 10, 2026	Date:	November 10, 2026